Form 10-Q
period 1994-08-31
MATERIAL SCIENCES CORP
filed 1994-10-07
CIK 755003

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1994
                         Commission File Number l-8803



                         MATERIAL SCIENCES CORPORATION
             (Exact name of Registrant as specified in its charter)



Delaware                                    95-2673173
(State or other jurisdiction                (IRS employer identification
of incorporation or organization)           number)


2300 East Pratt Boulevard
Elk Grove Village, Illinois                 60007
(Address of principal                       (Zip code)
executive offices)

  Registrant's telephone number, including area code:  (708) 439-8270



Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X          No
   ---------------    --------------

As of October 7, 1994, there were outstanding 15,127,644 shares of common stock, $ .02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For The Quarter Ended August 31, 1994



                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

  (a)  Financial statements of Material Sciences Corporation and
       Subsidiaries

  (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Material Sciences Corporation and Subsidiaries


                                              Three Months Ended    Six Months Ended
                                                  August 31,          August 31,
(In thousands, except per share data)          1994      1993      1994       1993
- - -----------------------------------------------------------------  ------------------
NET SALES(1)                                   $59,415   $47,658   $118,237    $89,273
 Cost of Sales                                  43,826    36,461     87,598     68,158
                                               -------   -------   --------    -------

Gross Profit                                   $15,589   $11,197   $ 30,639    $21,115
Selling, General and Administrative
   Expenses                                      8,640     6,287     17,464     12,579
                                               -------   -------   --------    -------
Income from Operations                         $ 6,949   $ 4,910   $ 13,175    $ 8,536

Other (Income) and Expense:
   Interest Income                                (182)     (331)      (355)      (603)
   Interest Expense                                 40        28         58         62
   Equity in Results of Partnership                  5       184        (72)       126
   Other, Net                                     (113)     ( 75)      (238)      (144)
                                               -------   -------   --------    -------

      Total Other (Income), Net                $  (250)  $  (194)  $   (607)   $  (559)
                                               -------   -------   --------    -------

Income Before Income Taxes                     $ 7,199   $ 5,104   $ 13,782    $ 9,095
Income Taxes                                     2,736     1,979      5,238      3,455
                                               -------   -------   --------    -------

NET INCOME                                     $ 4,463   $ 3,125   $  8,544    $ 5,640
                                               =======   =======   ========    =======

Net Income Per Common and Common Equivalent
   Share (2)                                     $0.29     $0.21      $0.56      $0.38
                                               =======   =======   ========    =======
Weighted Average Number of Common and
 Common Equivalent Shares Outstanding (2)       15,270    14,717     15,260     14,701

        The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Material Sciences Corporation and Subsidiaries


                                                                       August 31,   February 28,
(In thousands, except share data)                                         1994          1994
- - ---------------------------------------------------------------------  -----------  -------------

ASSETS:                                                                (Unaudited)
   Current Assets:
      Cash and Cash Equivalents                                          $  6,756       $ 11,930
      Receivables:
         Trade, Less Reserves of $3,703 and $3,502, respectively(3)        26,359         22,909
         Current Portion of Partnership Note Receivable                       801            804
         Income Taxes                                                         726              -
      Prepaid Expenses                                                      2,626          1,242
      Inventories                                                          16,691         19,578
      Prepaid Taxes                                                         5,797          5,797
                                                                         --------       --------

         Total Current Assets                                            $ 59,756       $ 62,260
                                                                         --------       --------

      Gross Property, Plant and Equipment                                $138,723       $129,054
      Accumulated Depreciation and Amortization                           (61,405)       (57,006)
                                                                         --------       --------

         Net Property, Plant and Equipment                               $ 77,318       $ 72,048
                                                                         --------       --------

      Other Assets:
         Investment in Partnership                                       $ 10,124       $  9,463
         Partnership Note Receivable, Less Current Portion                  2,245          2,620
         Intangible Assets, Net                                             3,303          3,231
         Other                                                              1,769          1,970
                                                                         --------       --------

            Total Other Assets                                           $ 17,441       $ 17,284
                                                                         --------       --------

            TOTAL ASSETS                                                 $154,515       $151,592
                                                                         ========       ========

LIABILITIES:
   Current Liabilities:
      Current Portion of Long-Term Debt                                  $  1,844       $  1,770
      Accounts Payable                                                     13,585         18,661
      Accrued Expenses                                                     12,378         12,803
                                                                         --------       --------

         Total Current Liabilities                                       $ 27,807       $ 33,234
                                                                         --------       --------

   Long-Term Liabilities:
      Deferred Income Taxes                                              $ 12,460       $ 12,704
      Long-Term Debt, Less Current Portion                                  8,140          8,853
      Accrued Superfund Liability                                           4,345          4,479
      Other                                                                 6,026          5,858
                                                                         --------       --------
         Total Long-Term Liabilities                                     $ 30,971       $ 31,894
                                                                         --------       --------

SHAREHOLDERS' EQUITY:
   Preferred Stock(4)                                                    $      -       $      -
   Common Stock(5)                                                            316            210
   Additional Paid-In Capital                                              41,304         40,574
   Treasury Stock at Cost(6)                                               (3,382)        (3,380)
   Retained Earnings                                                       57,499         49,060
                                                                         --------       --------

         Total Shareholders' Equity                                      $ 95,737       $ 86,464
                                                                         --------       --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $154,515       $151,592
                                                                         ========       ========

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Material Sciences Corporation and Subsidiaries

                                                              Three Months Ended           Six Months Ended
                                                                   August 31,                  August 31,
(In thousands)                                                 1994         1993            1994          1993
- - ---------------------------------------------------------------------------------------    -------       --------
CASH FLOWS FROM:
   OPERATING ACTIVITIES:
      Net Income                                             $ 4,463       $   3,125       $ 8,544       $  5,640
      Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
          Depreciation and Amortization                        2,168           1,931         4,548          3,695
          Provision for Deferred Income Taxes                   (248)             98          (244)           145
          Compensatory Effect of Stock Plans                     162              12           323             40
          Other, Net                                              11             131           (38)           654
                                                             -------       ---------       -------       --------

Operating Cash Flow Prior to Changes in
  Working Capital                                            $ 6,556       $   5,297       $13,133       $ 10,174
                                                             -------       ---------       -------       --------
      Changes in Working Capital:
          Receivables                                            808          (2,131)       (3,447)        (1,328)
          Income Taxes Receivable                               (726)             48          (726)           546
          Prepaid Expenses                                      (186)           (186)       (1,384)        (1,065)
          Inventories                                          2,147          (1,740)        2,887         (2,609)
          Accounts Payable                                    (1,000)          3,429        (5,076)           121
          Accrued Expenses                                    (1,568)          1,404          (425)            40
                                                             -------       ---------       -------       --------


Cash Flow from Changes in Working Capital                    $  (525)      $     824       $(8,171)      $ (4,295)
                                                             -------       ---------       -------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 6,031       $   6,121       $ 4,962       $  5,879
                                                             -------       ---------       -------       --------

INVESTING ACTIVITIES:
      Capital Expenditures, Net                               (6,781)         (3,790)       (9,711)        (6,547)
      Investment in Acquired Facility                              -         (12,300)            -        (12,300)
      Investment in Partnership                                 (194)           (290)         (589)          (366)
      Distribution from Partnership                              375             374           375            374
      Other Long-Term Assets                                     (45)         (1,807)           22         (1,801)
                                                             -------       ---------       -------       --------
NET CASH USED IN INVESTING ACTIVITIES                        $(6,645)      $ (17,813)      $(9,903)      $(20,640)
                                                             -------       ---------       -------       --------
FINANCING ACTIVITIES:
      Proceeds of Debt                                            38              33            74             66
      Payments to Settle Debt                                   (361)           (325)         (713)          (762)
      Sale of Common Stock, Net of Repurchase                     90             103           406            406
                                                             -------       ---------       -------       --------

NET CASH USED IN FINANCING ACTIVITIES                        $  (233)      $    (189)      $  (233)      $   (290)
                                                             -------       ---------       -------       --------
NET DECREASE IN CASH                                         $  (847)      $ (11,881)      $(5,174)      $(15,051)
Cash and Cash Equivalents at Beginning of
  Period                                                       7,603          20,341        11,930         23,511
                                                             -------       ---------       -------       --------
Cash and Cash Equivalents at End of Period                   $ 6,756       $   8,460       $ 6,756       $  8,460
                                                             =======       =========       =======       ========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MATERIAL SCIENCES CORPORATION



The data for the three and six months ended August 31, 1994 and 1993 have not been examined by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1994 Annual Report to Shareholders and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1995 presentation.


(1) During the six month periods ending August 31, 1994 and 1993, the Company derived approximately 20.8% and 25.4%, respectively, of its net sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) On June 16, 1994 the Board of Directors of the Company declared a stock dividend of one-half share per share of the Company's Common Stock, which was paid on July 28, 1994 to shareholders of record at the close of business on June 30, 1994. All share and per share data has been restated to retroactively reflect this stock dividend.

(3) Includes trade receivables due from the Partnership of $355 at August 31, 1994 and $1,166 at February 28, 1994.

(4) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized, 7,500,000 Designated Series A Junior Participating Preferred; None Issued.

(5) Common Stock, $.02 Par Value; 20,000,000 Shares Authorized; 15,789,069 Shares Issued and 15,100,421 Shares Outstanding at August 31, 1994 and 15,697,732 Shares Issued and 15,009,084 Shares Outstanding at February 28, 1994.

(6) Treasury Stock atCost; 688,648 Shares at August 31 and February 28, 1994.

SUMMARIZED INCOME STATEMENT INFORMATION (UNAUDITED)
Walbridge Coatings, An Illinois Partnership


                           Three Months Ended      Six Months Ended
                               August 31,              August 31,
(In thousands)              1994        1993         1994       1993
- - -----------------------------------------------------------------------
Net Revenues              $15,271      $13,856      $30,714    $28,664

Gross Profit              $ 1,068      $   988      $ 2,298    $2,205

Income from Operations    $   472      $   439      $ 1,117    $1,106

Net Loss                  $  (118)     $  (318)     $  (117)   $(453)


NOTE: The Net Loss shown above does not directly correlate to the Equity in results of Partnership shown in the Company's Statements of Income due to certain contractual allocation requirements of the Partnership. The Company's primary financial benefit from participation in the Partnership is in the form of revenues from operating the Walbridge, Ohio facility. These revenues are included in the Company's net sales.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For The Quarter Ended August 31, 1994


                         PART I.  FINANCIAL INFORMATION

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 -------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

 Material Sciences Corporation ("MSC" or "Company") operates in one business segment comprised of the following four product groups: laminates and composites, metallizing and coating, coil coating, and electrogalvanizing.

 RESULTS OF OPERATIONS
 ---------------------

 NET SALES

 Net sales in the second quarter of fiscal 1995 increased 24.7% over the second quarter of fiscal 1994. Sales of laminates and composites grew 27.5%; metallizing and coating 13.0%; coil coating 33.9%; and electrogalvanizing 12.2%. For the first six months of fiscal 1995, net sales grew by 32.4% compared to the same period in the prior fiscal year. Sales of laminates and composites grew 25.8%; metallizing and coating 32.6%; coil coating 52.1% and electrogalvanizing 8.7%. Included in the above are coil coating sales from the June 30, 1993 acquisition of the coil coating facility from Armco Steel Company, L.P. in Middletown, Ohio.


 LAMINATES AND COMPOSITES

 Laminates and composites sales during the second quarter grew by 27.5% over the same period of fiscal 1994. This increase was primarily the result of higher sales of Polycore Composites(R), and disk brake noise damper materials. Polycore Composite enjoyed strong demand for materials in automotive engine and appliance-related products, including new automotive engine applications.
 Brake damper material sales exhibited strong growth in both the OEM and aftermarket. For the six month period ended August 31, 1994, laminates and composites sales were 25.8% higher than the same period last fiscal year primarily due to higher sales of Polycore Composites, disk brake noise damper material, and Specular+(R).

 METALLIZING AND COATING

 Sales of metallizing and coating products increased 13.0% in the second quarter of fiscal 1995 as compared to the same period in fiscal 1994. The increase is due primarily to strong sales volume for solar control window film. Two items that contributed to the strong sales volume were a new line of performance films and the continued international demand for the Company's safety film.
 For the first six months of fiscal 1995, sales of metallizing and coating products increased 32.6% fueled by increased demand for solar control window film and safety film as well as productivity improvements as a result of equipment additions made last fiscal year which enable the Company to better meet seasonal demand levels.

 COIL COATING

 Coil coating sales were up 33.9% over the previous year's second quarter. Growth in sales in the Company's fuel tank, appliance, and truck trailer markets led a broad increase in sales revenues in this product group. A portion of this sales increase is attributable to MSC's June, 1993 acquisition of the Middletown coil coating facility. Comparable period-to-period sales in the product group were up over 20% from the second quarter of fiscal 1994. On a year-to-date basis, coil coating sales were 52.1% higher than the first six months of the prior fiscal year. Sales increases across all major markets were led by strong growth in the fuel tank, appliance, lighting, and truck trailer markets.

 ELECTROGALVANIZING

 MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("Bethlehem") and Inland Steel Industries, Inc. ("Inland"). MSC's net sales for electrogalvanizing consist of various fees charged to the Partnership for operating the facility. Bethlehem and Inland are primarily responsible for the marketing activities of the Partnership.

 In the second quarter of fiscal 1995, MSC's electrogalvanizing sales and volume increased by approximately 12.2% and 7.5%, respectively, from the second quarter of fiscal 1994, while for the first six months of fiscal 1995, sales and volume increased by approximately 8.7% and 4.1%, respectively, over the prior fiscal year. The increase in sales and volume over the prior year for both the quarter and first six months resulted from a strong demand for new autos and light trucks, plus a continuing shift to higher value-added products requiring a combination of electrogalvanizing and coil coating.

 On June 30, 1992, Inland assigned 50% of its interests in, and responsibilities to, the Partnership to Bethlehem. The transfer increased the Partnership's reliance upon Bethlehem for production orders, payment of fees, and financing obligations. During the third quarter of fiscal 1994, Inland decided to reduce its line time requirements to no greater than five percent going forward. During the first quarter of fiscal 1995, Inland increased its utilization to its full contractual 25% of available line time. During the second quarter of fiscal 1995, Inland utilized only 17% of available line time rather than its full 25%. Bethlehem and other customers utilized this additional available line time. Inland is reviewing its future involvement in the Partnership and therefore, there is no assurance that Inland will continue to utilize its 25% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a potential reduction in Inland's line time requirements could be replaced by additional volume from Bethlehem and other customers.

 GROSS PROFIT

 MSC's gross profit margin was 26.2% in the second quarter of fiscal 1995 versus 23.5% in the previous year. For the first six months of fiscal 1995, MSC's gross profit margin was 25.9% compared to 23.7% last year. This improvement was due to increasing higher value-added product mix, higher line utilization, and improving manufacturing efficiencies.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

 Selling, general and administrative (SG&A) expenses increased to 14.5% of sales in the second quarter of fiscal 1995 from 13.2% of sales in the same period last fiscal year. For the first six months of fiscal 1995, SG&A expenses increased to 14.8% of sales from 14.1% of sales for the same period in the prior fiscal year. This increase is primarily due to increased expenditures for strategic purposes such as high-growth product marketing, research and development, and international marketing efforts. This trend of increased strategic expenditures over the prior year is expected to continue as MSC increases its resources to take advantage of new opportunities.

 TOTAL OTHER (INCOME) EXPENSE, NET AND INCOME TAXES

 Total other (income) expense, net was income of $.2 million in the second quarter of both fiscal 1995 and 1994 and income of $.6 million for the first six months of both fiscal years. MSC's effective income tax rate was approximately 38% for both fiscal years.

 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

 During the second quarter of fiscal 1995, MSC's operating activities generated $6.0 million of cash versus $6.1 million of cash during the second quarter last year. For the first six months of fiscal 1995, operating activities generated $5.0 million of cash versus $5.9 million last fiscal year. The decrease in cash generation is due mainly to the timing of vendor payments of accounts payable, offset, in part, by lower inventory levels and increased net income.

 MSC's capital expenditures during the second quarter and first six months of fiscal 1995 were $3.0 million and $3.2 million greater than those of the same periods of fiscal 1994. The cash flow from investment in partnership, net of distributions, was a positive $.2 million in the second quarter of fiscal 1995 and a negative $.2 million for the first six months of fiscal 1995 versus a positive $.1 million and zero, respectively, for the same periods in the prior fiscal year. Affecting the prior fiscal year's cash flows was the June 30, 1993 purchase of the Middletown coil coating facility.

 MSC's long-term debt, less current portion decreased by $.7 million during the first six months of fiscal 1995 due to normally scheduled debt amortization. The Company maintains a $25 million unsecured line of credit which expires August 31, 1997. There was no outstanding balance under this line of credit at August 31, 1994 or at February 28, 1994. However, the Company has executed letters of credit totalling $4.8 million against this line leaving an available line of credit of $20.2 million at August 31, 1994. The Company believes that its cash flow from operations together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.

 The Company has a capital lease obligation, which was $9.1 million as of August 31, 1994, relating to a facility which the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $6.0 million) of $12.0 million in Partnership financing loans from third parties at August 31, 1994.

 MSC continues to participate in the implementation of settlements with the government for clean-up of various Superfund sites. For additional information, refer to MSC'S Form 10-K for the fiscal year ended February 28, 1994.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For the Quarter Ended August 31, 1994



                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

    On June 16, 1994, the Company held its Annual Meeting of Shareholders.

    Jerome B. Cohen, Roxanne J. Decyk, Eugene W. Emmerich, G. Robert Evans, E.
F. Heizer, Jr., J. Frank Leach and Irwin P. Pochter, being seven nominees named in the Company's Proxy Statement, dated May 6, 1994, were elected at the Annual Meeting to serve as the Board of Directors by a majority vote of shareholders. No votes were cast for any other person. The details of the vote were as follows:

Name                         For*          Against*
- - --------------------       ---------       --------

Jerome B. Cohen            9,107,200         43,800
Roxanne J. Decyk           9,106,899         44,101
Eugene W. Emmerich         9,107,044         43,956
G. Robert Evans            9,106,234         44,766
E. F. Heizer, Jr.          9,105,690         45,310
J. Frank Leach             9,107,159         43,841
Irwin P. Pochter           9,106,899         44,101

To the best of the Company's knowledge, there were no broker non-votes or abstentions.


*These share votes do not reflect the stock dividend declared by the Board of Directors on June 16, 1994.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

    (a)(10) Credit Agreement dated as of September 1, 1994 between Material Sciences Corporation as the Borrower and Bank of America Illinois (formerly Continental Bank), as the Lender.

       (27)   Financial Data Schedule

    (b)       Reports on Form 8-K
              -------------------

    No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 7th day of October, 1994.


                                  MATERIAL SCIENCES CORPORATION

                                  By:   /s/ G. Robert Evans
                                       ------------------------------
                                  G. Robert Evans
                                  Chairman and Chief Executive Officer


                                  By:   /s/ William H. Vrba
                                       -------------------------------
                                  William H. Vrba
                                  Senior Vice President, Chief
                                  Financial Officer, and Secretary

                         MATERIAL SCIENCES CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                               INDEX TO EXHIBITS



                                                        Sequentially
Exhibit Number      Description of Exhibit              Numbered Page
- - --------------      ----------------------              -------------


(10)                Credit Agreement dated as of
                    September 1, 1994, between
                    Material Sciences Corporation,
                    as the Borrower, and Bank of
                    America Illinois, as the Lender



(27)                Financial Data Schedule