Form 10-Q
period 1994-11-30
MATERIAL SCIENCES CORP
filed 1995-01-12
CIK 755003

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1994
                         Commission File Number l-8803



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

Yes      X          No
   ---------------    ---------------

As of January 12, 1995, there were outstanding 15,131,426 shares of common stock, $ .02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For The Quarter Ended November 30, 1994



                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- - - -----------------------------

  (a)  Financial statements of Material Sciences Corporation and
       Subsidiaries

  (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Material Sciences Corporation and Subsidiaries


                                             Three Months Ended      Nine Months Ended
                                                November 30,           November 30,
(In thousands, except per share data)          1994       1993       1994        1993
- - - ---------------------------------------------------------------    --------------------
NET SALES(1)                                 $56,798    $48,282    $175,035    $137,555
Cost of Sales                                 40,022     37,060     127,620     105,218
                                             -------    -------    --------    --------

Gross Profit                                 $16,776    $11,222    $ 47,415    $ 32,337
Selling, General and Administrative
  Expenses                                     9,400      6,916      26,864      19,495
                                             -------    -------    --------    --------
Income from Operations                       $ 7,376    $ 4,306    $ 20,551    $ 12,842

Other (Income) and Expense:
  Interest Income                               (169)      (294)       (524)       (897)
  Interest Expense                                 5         27          63          89
  Equity in Results of Partnership               119        201          47         327
  Other, Net                                    (170)       (90)       (408)       (234)
                                             -------    -------    --------    --------

    Total Other (Income), Net                $  (215)   $  (156)   $   (822)   $   (715)
                                             -------    -------    --------    --------

Income Before Income Taxes                   $ 7,591    $ 4,462    $ 21,373    $ 13,557
Income Taxes                                   2,991      1,696       8,229       5,151
                                             -------    -------    --------    --------

NET INCOME                                   $ 4,600    $ 2,766    $ 13,144    $  8,406
                                             =======    =======    ========    ========
Net Income Per Common and Common Equivalent
  Share (2)                                  $  0.30    $  0.19    $   0.86    $   0.57
                                             =======    =======    ========    ========

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding (2)    15,290     14,768      15,267      14,725



       The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Material Sciences Corporation and Subsidiaries

                                                                       November 30,   February 28,
(In thousands, except share data)                                          1994           1994
- - - ---------------------------------------------------------------------------------------------------

ASSETS:                                                                 (Unaudited)
   Current Assets:
      Cash and Cash Equivalents                                            $  7,519       $ 11,930
      Receivables:
         Trade, Less Reserves of $3,869 and $3,502, Respectively(3)          24,754         22,909
         Current Portion of Partnership Note Receivable                         877            804
      Prepaid Expenses                                                        2,543          1,242
      Inventories                                                            21,474         19,578
      Prepaid Taxes                                                           5,881          5,797
                                                                           --------       --------

         Total Current Assets                                              $ 63,048       $ 62,260
                                                                           --------       --------

      Gross Property, Plant and Equipment                                  $146,065       $129,054
      Accumulated Depreciation and Amortization                             (63,378)       (57,006)
                                                                           --------       --------

         Net Property, Plant and Equipment                                 $ 82,687       $ 72,048
                                                                           --------       --------

      Other Assets:
         Investment in Partnership                                         $ 10,743       $  9,463
         Partnership Note Receivable, Less Current Portion                    2,245          2,620
         Intangible Assets, Net                                               3,246          3,231
         Other                                                                1,762          1,970
                                                                           --------       --------

            Total Other Assets                                             $ 17,996       $ 17,284
                                                                           --------       --------

            TOTAL ASSETS                                                   $163,731       $151,592
                                                                           ========       ========

LIABILITIES:
   Current Liabilities:
      Current Portion of Long-Term Debt                                    $  1,882       $  1,770
      Accounts Payable                                                       17,031         18,661
      Accrued Expenses                                                       13,527         12,803
                                                                           --------       --------

         Total Current Liabilities                                         $ 32,440       $ 33,234
                                                                           --------       --------

   Long-Term Liabilities:
      Deferred Income Taxes                                                $ 12,177       $ 12,704
      Long-Term Debt, Less Current Portion                                    7,733          8,853
      Accrued Superfund Liability                                             4,309          4,479
      Other                                                                   6,175          5,858
                                                                           --------       --------
         Total Long-Term Liabilities                                       $ 30,394       $ 31,894
                                                                           --------       --------

SHAREHOLDERS' EQUITY:
   Preferred Stock(4)                                                      $      -       $      -
   Common Stock(5)                                                              316            210
   Additional Paid-In Capital                                                41,865         40,574
   Treasury Stock at Cost(6)                                                 (3,382)        (3,380)
   Retained Earnings                                                         62,098         49,060
                                                                           --------       --------

         Total Shareholders' Equity                                        $100,897       $ 86,464
                                                                           --------       --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $163,731       $151,592
                                                                           ========       ========

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Material Sciences Corporation and Subsidiaries

                                                               Three Months Ended    Nine Months Ended
                                                                   November 30,         November 30,
(In thousands)                                                  1994        1993      1994       1993
- - - ----------------------------------------------------------------------------------  -------------------
CASH FLOWS FROM:
   OPERATING ACTIVITIES:
      Net Income                                               $ 4,600    $ 2,766   $ 13,144   $  8,406
      Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
          Depreciation and Amortization                          2,303      2,027      6,851      5,722
          Provision for Deferred Income Taxes                     (367)      (759)      (611)      (614)
          Compensatory Effect of Stock Plans                       162        173        485        213
          Other, Net                                               211        602        173      1,256
                                                               -------    -------   --------   --------

Operating Cash Flow Prior to Changes in
  Working Capital                                              $ 6,909    $ 4,809   $ 20,042   $ 14,983
                                                               -------    -------   --------   --------
      Changes in Working Capital:
          Receivables                                            1,529       (670)    (1,918)    (1,998)
          Income Taxes Receivable                                  726         (9)         -        537
          Prepaid Expenses                                          83         40     (1,301)    (1,025)
          Inventories                                           (4,783)    (1,847)    (1,896)    (4,456)
          Accounts Payable                                       3,446        738     (1,630)       859
          Accrued Expenses                                       1,149      1,374        724      1,414
                                                               -------    -------   --------   --------

Cash Flow from Changes in Working Capital                      $ 2,150    $  (374)  $ (6,021)  $ (4,669)
                                                               -------    -------   --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 9,059    $ 4,435   $ 14,021   $ 10,314
                                                               -------    -------   --------   --------

INVESTING ACTIVITIES:
      Capital Expenditures, Net                                 (7,595)    (3,823)   (17,306)   (10,370)
      Investment in Acquired Facility                                -          -          -    (12,300)
      Investment in Partnership                                   (738)      (406)    (1,327)      (772)
      Distribution from Partnership                                  -          -        375        374
      Other Long-Term Assets                                         7       (246)        29    ( 2,047)
                                                               -------    -------   --------   --------

NET CASH USED IN INVESTING ACTIVITIES                          $(8,326)   $(4,475)  $(18,229)  $(25,115)
                                                               -------    -------   --------   --------

FINANCING ACTIVITIES:
      Proceeds of Debt                                              38         42        112        108
      Payments to Settle Debt                                     (407)      (333)    (1,120)    (1,095)
      Sale of Common Stock, Net of Repurchase                      399        450        805        856
                                                               -------    -------   --------   --------

NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                               $    30    $   159   $   (203)  $   (131)
                                                               -------    -------   --------   --------

NET INCREASE (DECREASE) IN CASH                                $   763    $   119   $ (4,411)  $(14,932)
Cash and Cash Equivalents at Beginning of
  Period                                                         6,756      8,460     11,930     23,511
                                                               -------    -------   --------   --------
Cash and Cash Equivalents at End of Period                     $ 7,519    $ 8,579   $  7,519   $  8,579
                                                               =======    =======   ========   ========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MATERIAL SCIENCES CORPORATION



The data for the three and nine months ended November 30, 1994 and 1993 have not been examined by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1994 Annual Report to Shareholders and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1995 presentation.


(1) During the nine month periods ending November 30, 1994 and 1993, the Company derived approximately 20.7% and 24.7%, respectively, of its net sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) On June 16, 1994 the Board of Directors of the Company declared a stock dividend of one-half share per share of the Company's Common Stock, which was paid on July 28, 1994 to shareholders of record at the close of business on June 30, 1994. All share and per share data has been restated to retroactively reflect this stock dividend.

(3) Includes trade receivables due from the Partnership of $796 at November 30, 1994 and $1,166 at February 28, 1994.

(4) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized, 7,500,000 Designated Series A Junior Participating Preferred; None Issued.

(5) Common Stock, $.02 Par Value; 20,000,000 Shares Authorized; 15,816,474 Shares Issued and 15,127,826 Shares Outstanding at November 30, 1994 and 15,697,732 Shares Issued and 15,009,084 Shares Outstanding at February 28, 1994.

(6) Treasury Stock at Cost; 688,648 Shares at November 30 and February 28, 1994.

SUMMARIZED INCOME STATEMENT INFORMATION (UNAUDITED)
Walbridge Coatings, An Illinois Partnership



                                  Three Months Ended        Nine Months Ended
                                     November 30,              November 30,
(In thousands)                    1994          1993        1994         1993
- - - ------------------------------------------------------------------------------
Net Revenues                    $14,494       $14,054     $45,208      $42,718

Gross Profit                    $   910       $   949     $ 3,208      $ 3,154

Income from Operations          $   305       $   394     $ 1,422      $ 1,500

Net Loss                        $  (238)      $  (335)    $  (355)     $  (788)



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

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For The Quarter Ended November 30, 1994


                         PART I.  FINANCIAL INFORMATION

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Material Sciences Corporation ("MSC" or "Company") operates in one business segment comprised of the following four product groups: laminates and composites, metallizing and coating, coil coating, and electrogalvanizing.

 RESULTS OF OPERATIONS

 NET SALES

 Net sales in the third quarter of fiscal 1995 increased 17.6% over the third quarter of fiscal 1994. Sales of laminates and composites grew 19.2%; metallizing and coating 18.4%; coil coating 24.2%; and electrogalvanizing 3.1%. For the first nine months of fiscal 1995, net sales grew by 27.2% compared to the same period in the prior fiscal year. Sales of laminates and composites grew 23.4%; metallizing and coating 29.6%; coil coating 41.3% and electrogalvanizing 6.8%. Included in the above are coil coating sales from the June 30, 1993 acquisition of the coil coating facility from Armco Steel Company, L.P. in Middletown, Ohio. The fourth quarter of fiscal 1995 will be affected by a 52-day shutdown of MSC's coil coating operation in Middletown, Ohio for upgrading and expansion of that facility.


 LAMINATES AND COMPOSITES

 Laminates and composites sales during the third quarter grew by 19.2% over the same period of fiscal 1994. This increase was primarily the result of higher sales of Polycore Composites(R) and Specular+(R), due, in part, to new product applications and market expansion activities. For the nine month period ended November 30, 1994, laminates and composites sales were 23.4% higher than the same period last fiscal year primarily due to higher sales of Polycore Composites, Specular+, and disk brake noise damper material.

 METALLIZING AND COATING

 Sales of metallizing and coating products increased 18.4% in the third quarter of fiscal 1995 as compared to the same period in fiscal 1994. The increase is due primarily to higher solar control window and safety film sales in both the U.S. and export markets. For the first nine months of fiscal 1995, sales of metallizing and coating products increased 29.6%. This was fueled by increased demand for solar control window film and safety film as well as by productivity and quality improvements.

 COIL COATING

 Coil coating sales were up 24.2% over the previous year's third quarter.
 Growth in sales was wide-spread, with the biggest sales advances coming from the heating and air conditioning, truck trailer, swimming pool, and fuel tank markets. On a year-to-date basis, coil coating sales were 41.3% higher than the first nine months of the prior fiscal year. Sales increases across all major markets were led by strong growth in the fuel tank, heating and air conditioning, truck trailer, and lighting markets. A portion of this sales increase is attributable to MSC's June, 1993 acquisition of the Middletown coil coating facility. Comparable period-to-period sales in the product group were up over 20% from the first nine months of the prior fiscal year.

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

 In the third quarter of fiscal 1995, MSC's electrogalvanizing sales increased by 3.1% while volume decreased by 3.0%. For the first nine months of fiscal 1995, sales and volume increased by 6.8% and 1.9%, respectively from the same time frame in the prior fiscal year. To meet the demand for high quality electrogalvanized steel, the Walbridge operation installed an additional electroplating cell during a seven-day shutdown in October, raising Walbridge's capacity by about 5%. Although the shutdown affected third quarter shipments, revenues were higher due to the continuing shift to more value-added materials combining both electrogalvanizing and coil coating technology.

 On June 30, 1992, Inland assigned 50% of its interests in, and responsibilities to, the Partnership to Bethlehem. The transfer increased the Partnership's reliance upon Bethlehem for production orders, payment of fees, and financing obligations. During the third quarter of fiscal 1994, Inland decided to reduce its line time requirements to no greater than five percent going forward. During the first quarter of fiscal 1995, Inland increased its utilization to its full contractual 25% of available line time. Since then, Inland has utilized only 17% of available line time rather than its full 25%. Bethlehem and other customers utilized this additional available line time. Inland is reviewing its future involvement in the Partnership and therefore, there is no assurance that Inland will continue to utilize its full 25% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could be replaced by additional volume from Bethlehem and other customers.

 GROSS PROFIT

 MSC's gross profit margin was 29.5% in the third quarter of fiscal 1995 versus 23.2% in the previous year. For the first nine months of fiscal 1995, MSC's gross profit margin was 27.1% compared to 23.5% last year. This improvement was due to increasing higher value-added product mix, higher line utilization, and improving manufacturing efficiencies.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

 Selling, general and administrative (SG&A) expenses increased to 16.5% of sales in the third quarter of fiscal 1995 from 14.3% of sales in the same period last fiscal year. For the first nine months of fiscal 1995, SG&A expenses increased to 15.3% of sales from 14.2% of sales for the same period in the prior fiscal year. This increase is primarily due to increased expenditures for strategic purposes such as high-growth product marketing, research and development, and international marketing efforts, as well as some non-recurring increases in other administrative expenses.

 TOTAL OTHER (INCOME) EXPENSE, NET AND INCOME TAXES

 Total other (income) expense, net was income of $.2 million in the third quarters of both fiscal 1995 and 1994 and income of $.8 million for the first nine months of fiscal 1995 versus income of $.7 million in the prior fiscal year. MSC's effective income tax rate is expected to be approximately 38.5% for fiscal 1995 versus 38.0% in fiscal 1994.

 LIQUIDITY AND CAPITAL RESOURCES

 During the third quarter of fiscal 1995, MSC's operating activities generated $9.1 million of cash versus $4.4 million of cash during the third quarter last year. For the first nine months of fiscal 1995, operating activities generated $14.0 million of cash versus $10.3 million last fiscal year. The increase in cash generation is due mainly from increased net income.

 MSC's capital expenditures during the third quarter and first nine months of fiscal 1995 were $3.8 million and $6.9 million greater than those of the same periods of fiscal 1994. The cash flow from investment in partnership, net of distributions, was a negative $.7 million in the third quarter of fiscal 1995 and a negative $1.0 million for the first nine months of fiscal 1995, versus a negative $.4 million for both the third quarter and first nine months of the prior fiscal year. Affecting the prior fiscal year's cash flows was the June 30, 1993 purchase of the Middletown coil coating facility.

 MSC's long-term debt, less current portion decreased by $1.1 million to $7.7 million during the first nine months of fiscal 1995 due to normally scheduled debt amortization. The Company maintains a $25 million unsecured line of credit which expires August 31, 1997. There was no outstanding balance under this line of credit at November 30, 1994 or at February 28, 1994. However, the Company has executed letters of credit totalling $4.8 million against this line leaving an available line of credit of $20.2 million at November 30, 1994. The Company believes that its cash flow from operations together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.

 The Company has a capital lease obligation, which was $8.7 million as of November 30, 1994, relating to a facility which the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $6.0 million) of $12.0 million in Partnership financing loans from third parties at November 30, 1994.

 MSC continues to participate in the implementation of settlements with the government for clean-up of various Superfund sites. For additional information, refer to MSC'S Form 10-K for the fiscal year ended February 28, 1994.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended November 30, 1994



                          PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - -----------------------------------------

    (a)(27)   Financial Data Schedule

    (b)       Reports on Form 8-K
              -------------------

    No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 12th day of January, 1995.


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