Form 10-K
period 1995-02-28
MATERIAL SCIENCES CORP
filed 1995-05-26
CIK 755003

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended:  February 28, 1995

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ________ to _________

Commission file number:  1-8803

                         MATERIAL SCIENCES CORPORATION
            (Exact name of registrant as specified in its charter)

                  DELAWARE                         95-2673173
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)

       2300 EAST PRATT BOULEVARD
       ELK GROVE VILLAGE, ILLINOIS                    60007
 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  708-439-8270

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
    Title of each class                   on which registered
    -------------------                  ---------------------

Common Stock, $.02 par value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ___      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the voting stock of the registrant held by shareholders (not including any voting stock held by directors or officers of the registrant (such exclusion shall not be deemed an admission that any such person is an affiliate of the registrant)) of the registrant was approximately $261,695,000 at April 28, 1995 (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal (Midwest Edition)).

     At April 28, 1995, the registrant had issued and outstanding an aggregate of 15,201,066 shares of its Common Stock.

                      Documents Incorporated by Reference

     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

                                      Part of Form 10-K
     Document                         into which incorporated
     --------                         -----------------------

     Registrant's 1995 annual         Parts I, II, IV
     report to shareholders

     Registrant's proxy               Part III
     statement for the Annual
     Meeting of Shareholders to
     be held on June 22, 1995

                                    PART I


ITEM 1.  BUSINESS
- - ------   --------

Introduction
- - ------------

     Material Sciences Corporation (unless otherwise indicated by the context, including its subsidiaries, "MSC" or the "Company") develops, manufactures, and markets continuously processed, coated, and laminated materials. These materials are divided into four product groups: laminates and composites; metallizing and coating; coil coating; and electrogalvanizing. The Company's materials are used in motor vehicles, building products, appliances, office equipment, furniture, lighting products, packaging, and a wide range of other products. MSC develops proprietary value-added materials and processes to meet specific customer and market requirements and believes it has achieved product or technological leadership in each of its four product groups.

     Customers generally benefit from the energy savings and environmental advantages of MSC's manufacturing processes and products. In the laminates and composites product group, and the metallizing and coating product group, the Company is primarily a manufacturer and marketer of its own proprietary products. In the coil coating product group and electrogalvanizing product group, MSC generally acts as a "toll coater" by processing its customers' metal for a fee, without ever taking ownership of the metal.

     Headquartered near Chicago, the Company, through its Pre Finish Metals Incorporated ("PFM") and Deposition Technologies, Inc. ("DTI") subsidiaries, operates seven manufacturing plants. PFM operates three facilities in Elk Grove Village, Illinois; one facility in Morrisville, Pennsylvania; and one facility in Middletown, Ohio. PFM also operates a facility in Walbridge, Ohio on behalf of Walbridge Coatings, an Illinois Partnership (the "Partnership"), formed among subsidiaries of PFM, Inland Steel Industries, Inc. ("Inland") and Bethlehem Steel Corporation ("Bethlehem"). DTI operates a thin film sputter-deposition metallizing, coating, and laminating facility in San Diego, California.

     Additional information concerning certain transactions and events is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 annual report to shareholders, parts of which are incorporated herein by reference.

     MSC, a Delaware corporation, was founded in 1971 and has been a publicly traded company since 1984. The principal executive offices of the Company are located at 2300 East Pratt Boulevard,

Elk Grove Village, Illinois 60007, and its telephone number at that address is
(708) 439-8270.

Laminates and Composites
- - ------------------------

     Laminates and composites combine layers of steel or other metals with layers of polymers or other materials to achieve specific properties, such as noise and vibration reduction, thermal insulation or high reflectivity in lighting. These products range from decorative to functional engineered materials and are designed to meet specific customer requirements. Products in this group largely result from the Company's research and development efforts and the proprietary equipment and processes designed and implemented by its engineering and manufacturing organizations. The Company supplies its laminates and composites to a variety of markets both in the United States and internationally. The majority of these products are used in the automotive, lighting, and appliance industries. The major products in this product group are Polycore Composites(R), disc brake noise dampers, and Specular+(R).

     Polycore Composites are multilayer composites consisting of various metals, adhesives, and other components, typically consisting of metal outer skins surrounding a thin viscoelastic core material. Polycore Composites are engineered to meet a variety of needs. The Company believes it is a leader in developing and manufacturing continuously processed coated materials that reduce noise and vibration and create thermal barriers. The automotive industry is the largest market for metal composites, which are being used to replace solid sheet metal parts, including oil pans, valve covers, front engine covers and heat shields. Polycore Composites are also being evaluated for use in dash panels, floor pans, and other internal components in order to help reduce road noise. Polycore Composites are also found in a number of other products, including lawn mower engines, air conditioners, computer disk drive covers, and appliances, with numerous other products under evaluation.

     The disc brake noise damper market developed as manufacturers moved to asbestos-free brake linings. The increased brake noise these linings produce can be virtually eliminated by the composite materials pioneered by the Company. The Company believes it accounts for over 50% of the sales of disc brake noise dampers to the domestic original equipment market. The Company also believes it is a significant supplier to the emerging domestic aftermarket, which it estimates will grow to be at least three times as large as the domestic original equipment market. Disc brake noise damper sales for the 1995 fiscal year set another record as a result of the Company's original equipment supplier relationship with General Motors Corporation ("General Motors"), increased sales to Ford Motor Company and Chrysler Corporation, and as MSC further penetrated the disc brake aftermarket.

     Specular+, a laminate of silver-sputtered coated film and sheet metal, was developed by the Company for the growing high reflective fluorescent lighting market. Because pure silver offers unsurpassed reflectivity and precise light control, Specular+ produces virtually the same amount of light with only half the bulbs of a typical white painted fixture. The result is a significant reduction in the cost of electricity for lighting.

     The market for laminate and composite materials is competitive, both domestically and in the international markets in which the Company is seeking to become established. There are several competitors in each product market served by the Company, some of which have greater resources than the Company. The Company believes, however, that it is competitive based upon its technology, product development capability, technical support, and customer service.

Metallizing and Coating
- - -----------------------

     The Company uses sputter-deposition technology to metallize wide rolls of flexible substrates, generally consisting of thin polymeric films. In the sputter-deposition process, a target material is disintegrated, in a vacuum chamber by ion bombardment, into its component atoms or molecules, which are then deposited onto the surface of the base material to be coated. Such base material (commonly called the substrate or flexible web) can be polymeric film, foil, fabric, or paper.

     Sputter-deposition permits the use of a wide range of target materials, singly or in combination (including metals, metal alloys and metal oxides), some of which cannot be applied in any other way. This flexibility allows formation of composites of metals, dielectrics, and semiconductors. Sputter-coated, flexible polymeric substrates may be designed to have specific properties, including energy reflectance, transmission, absorption and electrical conductance. After the sputtering process, these materials are often further enhanced with other coatings, adhesives, and films, resulting in a multilayer laminate.

     The Company's metallizing and coating sales consist principally of solar control window films for use in the automotive aftermarket and building applications. The Company sells these products through seven distributors, one of which accounted for approximately 61% of fiscal 1995 metallizing and coating sales. The Company believes there are significant growth opportunities in the building market, since there is currently low market penetration and industrial, commercial, and residential building owners are becoming more familiar with the benefits of solar control window film. Solar control window films can lower energy bills year-round by reducing heat penetration in the summer and retaining residual warmth in the winter. They also reject ultraviolet light, thereby eliminating the damage it causes. In commercial environments, window film generally improves productivity by reducing glare and heat generation.

     This product group includes the silver-sputtered, coated film used in Specular+, although intercompany sales of such film are excluded from this product group's sales. The Company has developed other products for the high reflective fluorescent lighting market. In addition, the Company participates in the microwaveable food packaging market with its Insceptor(R) film products that offer precise control of heating, browning and crisping of food during the cooking process. The Company has established agreements with rigid and flexible packaging companies to supply the U.S. market. This product group also includes safety films and security seals. Safety films offer protection by making windows shatter resistant. Security seals are used in tamper-evident packaging and anti-counterfeit measures.

     MSC believes that there are four major domestic companies producing competitive metallized and coated materials in addition to the Company. Some of these competitors have greater resources than the Company, including patented technology. The Company competes on the basis of a number of factors, including product performance and quality, completeness of product offering, new product development capabilities, service, and price. The Company believes that it is competitive in these areas.



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                      -----------------------------------

Coil Coating
- - ------------

     The Company believes that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. This continuous, highly automated, high speed process applies coatings to wide coils of metal. In the process, sheet metal is unwound from a coil, cleaned, chemically treated, coated, oven-cured, and rewound into coils for shipment to manufacturers which fabricate the coated metal into finished products that are sold into a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. Through techniques such as printing, embossing and striping, special finishing effects can also be created. The finished product (i.e. prepainted or coil coated metal) is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. The Company generally acts as a "toll coater" by processing coils for steel mills, or their customers, without taking ownership of the metal. The Company charges by weight or surface area processed.

     The Company's coil coated products are used by manufacturers in building products, heating and air conditioning, fuel tanks, lighting, truck trailer, above-ground swimming pools, and other products. The Company's strategy in its coil coating business has been to produce high volume competitive coated products at low cost as well as to identify, develop and produce specialty niche products meeting specific customer requirements. The Company also offers proprietary products such as Weldrite(R), a weldable coating; Enduratex(R), an embossed plastisol coated material capable of being stained to simulate the look of wood; and ER6, its patented high temperature non-stick coating designed for bakeware and cookware products.

     Coil coating technology reduces the environmental impact of painting and reduces manufacturers' energy needs. In coil coating processes, over 95% of the coating material is applied, in contrast with the significant waste from "overspray" typical in post-fabrication painting. The energy required to cure coil coated metal is substantially less than that required by other coating methods. These savings are achieved because of high speed material processing and because 90% to 95% of the coatings' volatile organic compounds are recycled back into the curing ovens and used as fuel.

     Manufacturers that use prepainted materials can eliminate or significantly reduce on-site post paint lines and the associated compliance with complex environmental and other regulations. Prepainted materials facilitate the adoption of just-in-time and continuous process manufacturing techniques which can result in improvements to work in process inventory, plant utilization, and productivity. Since prepainted metal is cleaned, treated and painted while flat, the result is a more uniform and higher quality finished part than can be achieved by even the best post-fabrication painting operation. There are no hidden areas where paint is difficult to reach and where corrosion can begin after the product has been marketed. As a result, companies using prepainted material generally benefit from lower manufacturing costs and improved product quality. Use of prepainted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing.

     The coil coating process competes with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping and brushing. The Company believes that coil coating accounts for approximately 10% of all the sheet metal now being coated. The Company expects that the market penetration of coil coated metal will increase as a result of more stringent environmental regulation and the energy efficiency, quality, and cost advantages provided by prepainted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations. The Company estimates that there are approximately 85 companies operating coil coating lines in North America. The Company believes it is one of the largest coil coaters, with approximately 15% of the total tons processed in the United States in calendar 1994. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of quality, price, customer service, technical support, and product development capability.

Electrogalvanizing
- - ------------------

     Electrogalvanized ("EG") steel is the primary corrosion resistant steel product used in automobile and light truck bodies. Significant domestic demand for EG steel started in 1985 and is estimated to have been 3.6 million tons in calendar 1994. The Company believes that demand will grow as automobile manufacturers respond to consumer demands for longer warranty protection against rust and, to a lesser extent, due to increased applications for EG steel in the appliance and other non-automotive industries.

     MSC participates in the electrogalvanizing market through its 50% financial interest in and role as operator of the Partnership. The term of the Partnership ends on June 30, 1998. Through the Partnership, MSC electrogalvanizes zinc and zinc-alloy coatings, and applies organic coatings onto sheet metal. There is growing demand by the automotive industry for a full complement of products such as zinc-nickel, zinc-nickel with a thin organic coating, and other organic coated zinc-nickel products such as fuel tanks that offer additional protection against corrosion. As a result, a shift from pure zinc to differentiated materials has commenced. These newer materials are particularly in demand by Japanese automakers in the United States -- currently among the end-use customers for the Partnership's services. The Partnership's facility is the only facility in North America capable of meeting, in a single pass through its line, the demand for this full complement of products.

     Sales to the Partnership represented 22%, 24% and 27% of MSC's net sales in fiscal 1995, 1994 and 1993, respectively. MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Such fees are the predominant financial return from its participation in the Partnership. There are both fixed fees (for selling, general and administrative expenses, a portion of the financing, taxes, and insurance) and variable fees based on production volumes (for the balance of the financing, operating expenses, and profit). The Company pays the actual costs of operating the facility, so the overall profitability of its participation in the Partnership depends on its skill and efficiency. The operating expense portion of the variable fee is based on standard costs, which may be adjusted to reflect matters beyond the Company's control, upon agreement of the partners or informal arbitration. The fees charged to Bethlehem and Inland by the Partnership for services fund the standard operating costs of the Partnership (including the Company's per ton profit allowance) and, at a defined contractual production volume, all of the Partnership's financing costs. At lesser levels of production, the Company is obligated to fund a portion (not to exceed 50%) of the Partnership's financing costs.

     Bethlehem and Inland are two of the major suppliers of sheet steel to the U.S. automobile industry. The orders for the Partnership's toll coating services are primarily and independently generated by Bethlehem and Inland for their respective customers, although the Partnership may also accept orders from outside parties to the extent of available capacity and production schedules. Historically, third party sales have not been significant. The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at 75% and 25%, respectively. During fiscal 1995, Inland utilized only 17% of available line time. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 25% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could be replaced by additional volume from Bethlehem and other customers.

     Bethlehem and Inland have rights to purchase all the facility's production for the 12-year life of the Partnership. The Company's potential alternatives upon expiration of the Partnership term in June 1998, include, among other things, extension of the Partnership, purchase of the facility or sale of the facility.

     Competition in the production and sale of electrogalvanized steel for the automotive industry comes from other steel companies that, either directly or through joint ventures, produce electrogalvanized steel on eight manufacturing lines in the United States, including Inland's other facility. Limited quantities of electrogalvanized steel also are imported from foreign steel suppliers. The Company believes the Partnership's line is well-positioned to serve the current and expected end-users of electrogalvanized steel. The Company is unable to determine the effect, if any, on the market resulting from the existence of excess capacity, the entrance of additional capacity, improved galvanizing technology or the substitution of other materials.

International
- - -------------

     The Company believes that significant opportunities exist internationally, particularly for the Company's disc brake noise damper products, Polycore Composites, Specular+, and solar control window and safety film. As a percent of net sales, direct export sales represented 8%, 7% and 8% in fiscal 1995, 1994 and 1993, respectively.

     The Company has certain distribution agreements and licensing and royalty agreements with agents and companies in Europe, Latin America, and the Far East that cover disc brake noise dampers, Polycore Composites, and lighting products. These agreements provide the Company with opportunities for market expansion in those geographic areas.

     Approximately 33% of the Company's solar control window films are sold to export markets directly or through domestic distributors. The Company believes that export shipments will continue to grow as emerging markets increasingly realize the energy saving and ultraviolet light blocking benefits this product provides.

     The Company is pursuing a variety of other business relationships, including direct sales, distribution agreements, licensing, and other forms of partnering, to further increase its international sales and expand its international presence.

Marketing and Sales
- - -------------------

     The Company markets its laminates and composites and coil coating products, services and technologies primarily through its in-house sales organization and also through independent distributors, agents and licensees. The Company focuses its sales efforts on manufacturers, but also sells to steel mills and their intermediaries, metal service centers, and metal brokers. Bethlehem and Inland are the primary marketing partners for electrogalvanized steel. The Company sells its metallized and coated products primarily to domestic and international distributors. All of the Company's selling activities are supported by technical service departments that aid the customer in the choice of available materials and their use in the customer's manufacturing process.

     The Company estimates that customers in the transportation industry were the end-users for approximately 52%, 52% and 49% of MSC's net sales in fiscal 1995, 1994 and 1993, respectively. The Company's direct sales to General Motors were in excess of 5% during each of the last three fiscal years. In addition, the Company believes that it has significant indirect sales to General Motors in its coil coating and electrogalvanizing product groups. Due to concentration in the automobile industry, the Company believes that sales to other individual automobile companies, including indirect sales, are significant.

     On June 30, 1993, the Company acquired the assets of a coil paint facility owned by AK Steel Corporation ("AKS"), in Middletown, Ohio. The Company also entered into a tolling agreement in which MSC agrees to provide AKS with coil coating and other ancillary services from the facility of up to approximately 75% of the facility's capacity for 10 years. The balance of capacity is being marketed by the Company's existing sales force and shifting production from other MSC plants that, at times, reach their capacity. AKS represented 10% and 8% of MSC's net sales in fiscal 1995 and 1994, respectively.

     The Company's backlog of orders as of February 28, 1995 was approximately $43.6 million, all of which is expected to be filled during the remainder of the current fiscal year. The Company's backlog was approximately $42.1 million as of February 28, 1994.

     MSC is generally not dependant on any one source for raw materials or purchased components essential to its business, and it is believed that such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

     MSC believes that its business, in the aggregate, is not seasonal. Certain of its products, however, sell more heavily in some seasons than in others.

Environmental Matters
- - ---------------------

     The Company is subject to federal, state and local environmental laws. As a result of these laws, the Company has incurred, and will continue to incur in the future, significant capital expenditures and operating costs and charges. The Company is involved in two Superfund sites located in Gary and Kingsbury, Indiana. Although the ultimate cost of the Company's share of necessary cleanup expenses is not yet known, the Company believes that it is adequately reserved for environmental matters given the information currently available. See Note 4 of the Notes to the Consolidated Financial Statements entitled "Environmental and Legal Matters," on pages 30 and 31 of the annual report, which is incorporated by reference herein. The Company cannot predict the impact of new or changed laws or regulations.

     The Company believes it operates its facilities and conducts its business in all material respects in accordance with all environmental laws presently applicable to its facilities. The Company spent approximately $1.5 million in fiscal 1995, and has budgeted approximately $1.5 million during fiscal 1996, for maintenance or installation of environmental controls at the Elk Grove Village, Illinois; Walbridge, Ohio; Morrisville, Pennsylvania; Middletown, Ohio; and San Diego, California facilities. See Item 3 "Legal Proceedings" below.

Research and Development
- - ------------------------

     Management estimates that it spent approximately $5.4 million in fiscal 1995, $4.0 million in fiscal 1994 and $3.1 million in fiscal 1993 for product and process development activities.

     The Company believes that the reputation associated with the names "Pre Finish Metals" and "Deposition Technologies" is important. While it also considers its various patents, licenses and trademarks to be important, it does not believe that the loss of any individual patent, license, or trademark would have a material adverse effect upon its business.

Employees
- - ---------

     At February 28, 1995, the Company had 925 full-time employees. Of these, approximately 687 were engaged in manufacturing, 117 in administrative and clerical positions, 73 in marketing and sales, and 48 in process and product development.

     The employees at the San Diego, California and Walbridge, Ohio facilities are not represented by a union. Hourly manufacturing employees at Elk Grove Village, Illinois; Morrisville, Pennsylvania; and Middletown, Ohio, are covered by separate union contracts expiring in February 1998, November 1995, and October 1997, respectively. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of April 28, 1995 are as follows:


                                          Position and
     Name                     Age      Year First Elected
     ----                     ---      ------------------
G. Robert Evans...............63       Chairman and Chief
                                       Executive Officer since
                                       July 1991; previously
                                       Chairman, President, and
                                       Chief Executive Officer
                                       since February 1991

Gerald G. Nadig...............50       President and Chief
                                       Operating Officer, MSC
                                       since July 1991;
                                       previously President and
                                       Chief Operating Officer,
                                       PFM since 1990;
                                       previously Executive Vice
                                       President, PFM, since
                                       1989

William H. Vrba...............63       Senior Vice President,
                                       Chief Financial Officer,
                                       and Secretary since July
                                       1991

Frank D. Graziano.............62       Senior Vice President,
                                       Technology since July
                                       1991; previously Senior
                                       Vice President, Research
                                       and Development, PFM,
                                       since 1990; previously
                                       Senior Vice President,
                                       Marketing, Research and
                                       Development, PFM, since
                                       1988

Anton F. Vitzthum.............60       Senior Vice President,
                                       Manufacturing since
                                       March, 1994; previously
                                       Senior Vice President,
                                       Operations, PFM since
                                       1990; previously Vice
                                       President, Manufacturing,
                                       PFM since 1984

Frank J. Lazowski, Jr. .......55       Vice President, Human
                                       Resources since July
                                       1991; previously Vice
                                       President, Human
                                       Resources PFM, since 1988

Robert J. Mataya..............52       Vice President, Business
                                       Planning and Development
                                       since July 1991;
                                       previously Vice
                                       President, Business
                                       Planning and Development,
                                       PFM, since 1990;
                                       previously Vice
                                       President, Marketing,
                                       PFM, since 1986

James J. Waclawik, Sr. .......36       Vice President and
                                       Controller since July
                                       1991; previously Vice
                                       President and Controller,
                                       PFM, since 1989;
                                       previously Controller,
                                       PFM, since 1988

David A. Fletcher.............41       President and Chief
                                       Operating Officer, DTI,
                                       since September 1993;
                                       previously Vice
                                       President, Research and
                                       Development, DTI, since
                                       1989

          During the past five years, Messrs. Nadig, Graziano, Vitzthum, Lazowski, Mataya, Waclawik, and Fletcher have been principally employed in management capacities by the Company.

          From July 1990 until joining the Company in 1991, Mr. Evans served as President, Chief Executive Officer, and a director of Corporate Finance Associates Illinois, Inc., a financial intermediary and consulting firm. From February 1987 until January 1990, Mr. Evans served as President, Chief Executive Officer, and a director of Bemrose Group USA, a British-owned holding company engaged in value-added manufacturing and sale of products to the advertising specialty industry. Prior to this, from August 1984 until January 1987, Mr. Evans served as President, Chief Executive Officer, and a director of Allsteel, Inc., a manufacturer of office furniture systems. Mr. Evans also serves as a director of Consolidated Freightways, Inc., Fiberboard Corporation, Elco Industries, Inc., and Swift Energy Company.

          From May 1990 until joining the Company in 1991, Mr. Vrba was Executive Vice President of Corporate Finance Associates Illinois, Inc., a financial intermediary and consulting firm. From June 1987 to December 1989, Mr. Vrba was Vice President and Chief Financial Officer of Grabill Aerospace Industries, Ltd., a manufacturer and supplier to the aerospace industry. Prior to this, he was Executive Vice President at Farley Industries, a holding company for diversified companies engaged in manufacturing and distribution of consumer products and industrial goods, since 1981.



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                      -----------------------------------

ITEM 2.   PROPERTIES
- - -------   ----------

          The Company owns or leases facilities with an aggregate of approximately 1,046,000 square feet of space. The Company considers all of such facilities to be in good operating condition. The table below summarizes the principal physical properties used by the Company in its operations.

                               Approximate
                               Area in           Lease Expiration
Location                       Square Feet       (or Ownership)
- - --------                       -----------       ----------------

Elk Grove Village, Illinois
  Plant No. 1                      58,000           Owner
Elk Grove Village, Illinois
  Plant No. 2                     205,000           Owner
Elk Grove Village, Illinois
  Plant No. 3                     152,000           Owner
Morrisville, Pennsylvania         121,000           Owner
Middletown, Ohio                  127,000           Owner
San Diego, California              65,000           June, 1997
Walbridge, Ohio                   311,000           June, 2003/(1)/
Elk Grove Village, Illinois
  Sales Office                      3,000           June, 1995
Southfield, Michigan
  Sales Office                      4,000           March, 1999
- - -----------------

(1) The lease is renewable, at the Company's option, for additional periods totaling 25 years. Since April 1, 1986, this facility is subleased to the Partnership until June 30, 1998 (see "Electrogalvanizing").


ITEM 3.   LEGAL PROCEEDINGS
- - ------    -----------------

          See Note 4 of the Notes to Consolidated Financial Statements entitled "Environmental and Legal Matters," on pages 30 and 31 of the annual report, which is incorporated by reference herein.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------    ---------------------------------------------------

          There were no matters submitted to the Company's security holders during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
- - ------    AND RELATED STOCKHOLDER MATTERS
          -----------------------------------------


          The Company's Common Stock, $.02 par value, is listed on the New York Stock Exchange under the symbol "MSC." The table below sets forth, by fiscal quarter, the high and low sales prices of the Company's Common Stock during its past two fiscal years.

          Fiscal      Fiscal
          Year        Quarter      High        Low
          ------      -------     ------      ------

          1995         1st        17 3/4      14 3/8
                       2nd        17 1/2      14 7/8
                       3rd        17 1/4      14 1/8
                       4th        17 1/8      13 3/4

          Fiscal      Fiscal
          Year        Quarter      High        Low
          ------      -------     ------      ------

          1994         1st        12 3/8      10 5/8
                       2nd        14 3/8      12 1/4

                       3rd        17 3/8      14
                       4th        17 5/8      14 7/8

          There were 1,038 holders of record of the Company's Common Stock at the close of business on April 28, 1995. MSC has paid no cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company's business. If business circumstances should change, the Board of Directors may declare, and instruct the Company to pay, cash dividends.

          Effective on October 15, 1993 the Company's common shares were listed on the New York Stock Exchange. Trading of MSC's stock on the American Stock Exchange (where the Company's stock was traded since MSC became a public company in 1984), ceased on October 15, 1993.

ITEM 6.   SELECTED FINANCIAL DATA
- - ------    -----------------------

          Reference is made to the information found under the caption "Selected Financial Data" on pages 36 and 37 of the annual report, which is incorporated by reference herein.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- - ------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

          Reference is made to the information found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 25 of the annual report, which is incorporated by reference herein.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - ------    -------------------------------------------

          (a) The Consolidated Statements of Income for the years ended February 28, 1995, February 28, 1994 and February 28, 1993, Consolidated Balance Sheets as of February 28, 1995 and February 28, 1994, Consolidated Statements of Cash Flows for the years ended February 28, 1995, February 28, 1994 and February 28, 1993, Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, set forth on pages 26 through 35 and page 21 of the annual report, are incorporated by reference herein.

          (b) The unaudited selected quarterly financial data which is referred to in Item 8(a) above and is set forth in Note 12 of the Notes to Consolidated Financial Statements under the caption "Summary of Quarterly Data (Unaudited)" on page 35 of the annual report is incorporated by reference herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- - ------    ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------------------

          Not Applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - -------   --------------------------------------------------

          Reference is made to the information found under the caption "Election of Directors" on pages 2 and 3 of the Company's proxy statement for the 1995 annual meeting of shareholders (the "proxy statement"), all of which is incorporated by reference herein, for information on the directors of the Company. Reference is made to Part I of this report for information on the executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION
- - --------  ----------------------

          Reference is made to the information under the captions "Compensation of Executive Officers", "Compensation and Organization Committee Report", "MSC Performance Graph", "Employment and Other Agreements", and "Employee and Other Plans" on pages 7 through 16 of the proxy statement, all of which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
- - -------   HOLDERS AND MANAGEMENT
          ----------------------------------------

          Reference is made to the information set forth on pages 5 and 6 of the proxy statement, all of which is incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - -------   ----------------------------------------------

          There were no relationships or related transactions requiring disclosure in fiscal 1995.



                    [THIS SPACE INTENTIONALLY LEFT BLANK.]
                     -----------------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
- - -------   REPORTS ON FORM 8-K
          --------------------------------------------

  (A)     FINANCIAL STATEMENTS AND SCHEDULES OF THE COMPANY

          I  Financial Statements of the Company. Incorporated herein by
             -----------------------------------
             reference to pages 26 through 35 and page 21 of the Company's annual report.

             (i) Consolidated Statements of Income for the years ended
                 February 28, 1995, 1994 and 1993
            (ii) Consolidated Balance Sheets - February 28, 1995
                 and February 28, 1994
           (iii) Consolidated Statements of Cash Flows for the years ended February 28, 1995, 1994 and 1993
            (iv) Notes to Consolidated Financial Statements
             (v) Report of Independent Public Accountants

          II Supplemental Schedules
             ----------------------

            (i) Report of Independent Public Accountants with respect to
                Supplemental Schedules to the Financial Statements
           (ii) Schedule II - Reserve for Doubtful Accounts and Deferred Tax Asset Valuation Allowance


          All other schedules have been omitted, since the required information is not significant, is included in the financial statements or the notes thereto, or is not applicable.

  (C)    EXHIBITS

Exhibit
Number         Description of Exhibit
- - -------        ----------------------

2(a) Parent Agreement dated as of October 15, 1984, by and among Bethlehem Steel Corporation, Inland Steel Company, Pre Finish
               Metals Incorporated and Material Sciences Corporation.(1)

2(b) Partnership Agreement dated as of August 30, 1984, by and among EGL Steel Inc., Inland Steel Electrogalvanizing Corporation and
               Pre Finish Metals (EG) Incorporated.(1)

2(c)           Amendment No. 1 to the Partnership Agreement dated as of August
               30, 1984.(2)

2(d)           Amendment No. 2 to the Partnership Agreement dated as of August
               30, 1984.(2)

2(e) Operating Agreement dated as of October 15, 1984, by and between Pre Finish Metals (EG) Incorporated and Walbridge Coatings, An
               Illinois Partnership.(1)

2(f) Coating Agreement dated as of October 15, 1984, by and between Bethlehem Steel Corporation and Walbridge Coatings, An Illinois
               Partnership.(1)

2(g) Coating Agreement dated as of October 15, 1984, by and between Inland Steel Company and Walbridge Coatings, An Illinois
               Partnership.(1)

2(h) Amendments to Definitive Agreements dated as of March 31, 1986, among EGL Steel Inc., Inland Steel Electrogalvanizing
               Corporation, Pre Finish Metals (EG) Incorporated, Bethlehem Steel
               Corporation, Inland Steel Company, Pre Finish Metals Incorporated and Material Sciences Corporation.(6)

2(i)           Further Amendments to Definitive Agreements dated as of July 24,
               1986, among EGL Steel Inc., Inland Steel Electrogalvanizing
               Corporation, Pre Finish Metals (EG) Incorporated, Bethlehem Steel
               Corporation, Inland Steel Company, Inland Steel Industries, Inc.,
               Pre Finish Metals Incorporated and Material Sciences
               Corporation.(3)

Exhibit
Number         Description of Exhibit
- - -------        ----------------------

2(j)           Further Amendments to Definitive Agreements dated as of April 23,
               1992, among EGL Steel Inc., Inland Steel Electrogalvanizing
               Corporation, Pre Finish Metals (EG) Incorporated, Bethlehem Steel
               Corporation, Inland Steel Company, Inland Steel Industries, Inc.,
               Pre Finish Metals Incorporated and Material Sciences
               Corporation.(7)

3(a)           Registrant's Certificate of Incorporation, as amended.(1)

3(b)           Amendment to Registrant's Certificate of Incorporation.(2)

3(c)           Amendment to Registrant's Certificate of Incorporation.(4)

3(d)           Certificate of Designation, Preferences and Rights of Series A
               Junior Participating Preferred Stock.(4)

3(e)           Registrant's By-laws, as amended.(6)

4(a)           Form of Subordinated Convertible Notes due January 29, 1996 and
               Terms and Conditions Applicable Thereto.(6)

4(b)           Credit Agreement dated as of September 1, 1994, between Material
               Sciences Corporation and Bank of America Illinois.(5)

4(c) First Amendment to Rights Agreement dated as of April 21, 1994 by and between Material Sciences Corporation and Mellon Securities
               Trust Company.(9)

               There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

9              Form of Voting Trust Agreement dated January 29, 1986, among
               Material Sciences Corporation, William N. Guthrie, Richard L.
               Burns, Joyce Burns, O. Morris Sievert, and D. W. Watt.(6)

Exhibit
Number         Description of Exhibit
- - -------        ----------------------

10(a)          Material Sciences Corporation Stock Purchase Plan. (1)

10(b)          Material Sciences Corporation Supplemental Pension Plan.(1)

10(c)          Material Sciences Corporation Employee Stock Purchase Plan.(6)

10(d)          Material Sciences Corporation 1985 Stock Option Plan for Key
               Employees.(6)

10(e)          Material Sciences Corporation 1985 Stock Option Plan for
               Directors.(6)

10(f)          Material Sciences Corporation 1992 Omnibus Stock Awards Plan for
               Key Employees.(7)

10(g)          Employment Agreement effective February 27, 1991, between the
               Company and G. Robert Evans.(6)

10(h)          Material Sciences Corporation 1991 Stock Option Plan for
               Directors.(6)

10(i)          Material Sciences Corporation Directors Deferred Compensation
               Plan.(6)

10(j)          Deferred Compensation Plan of Material Sciences Corporation and
               Certain Participating Subsidiaries.(6)

10(k)          Retirement Agreement dated as of February 27, 1991, between
               Material Sciences Corporation and William N. Guthrie.(6)

10(l)          Letter Agreement dated March 4, 1991, between Material Sciences
               Corporation and James R. Deters, regarding termination of employment.(6)

10(m)          Letter Agreement dated March 1, 1988, between Material Sciences
               Corporation and James R. Deters, regarding termination of employment, together with Non-Qualified Stock Option Agreement of same date between same parties.(6)

Exhibit
Number         Description of Exhibit
- - -------        ----------------------

10(n) Lease dated March 1, 1972, between Exchange National Bank, as trustee under Trust Nos. 26027 and 26091, and Pre Finish Metals
               Incorporated, including First Amendment thereto dated July 10,
               1972 and Second Amendment thereto dated August 9, 1973, relating to Elk Grove Village, Illinois facility.(1)

10(o)          Lease and Agreement dated as of December 1, 1980, between Line 6
               Corp. and Pre Finish Metals Incorporated, relating to Walbridge,
               Ohio facility.(1)

10(p) First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property
               Associates 2 and Pre Finish Metals Incorporated.(3)

10(q)          Sublease dated as of May 30, 1986, between Pre Finish Metals
               Incorporated and Walbridge Coatings, An Illinois Partnership.(3)

10(r)          Lease Guaranty dated as of May 30, 1986, from Material Sciences
               Corporation to Corporate Property Associates and Corporate
               Property Associates 2.(3)

10(s)          Note Purchase Agreement dated as of May 30, 1986, between
               Material Sciences Corporation and Creditanstalt-Bankverein (New
               York Branch).(3)

10(t)          Agreement dated as of May 30, 1986, between Material Sciences
               Corporation and Corporate Property Associates and Corporate
               Property Associates 2.(3)

10(u)          Term Loan Agreement dated as of July 23, 1986, among Walbridge
               Coatings, An Illinois Partnership, Creditanstalt-Bankverein (New
               York Branch) and The Toledo Trust Company, including the related guaranties by Material Sciences Corporation and Pre Finish Metals
               Incorporated.(3)

10(v)          Amendment No. 1 to Term Loan Agreement dated as of March 31,
               1987, among Walbridge Coatings, An Illinois Partnership,
               Creditanstalt-Bankverein (New York Branch) and The Toledo Trust
               Company.(3)

Exhibit
Number         Description of Exhibit
- - -------        ----------------------

10(w)          Amended and Restated Credit Facility Agreement dated as of July
               23, 1986, between Walbridge Coatings, An Illinois Partnership, and Creditanstalt-Bankverein, including the related guaranties by Material Sciences Corporation and Pre Finish Metals
               Incorporated.(3)

10(x)          Amendment and Consent Agreement dated as of April 23, 1992, among
               Walbridge Coatings, An Illinois Partnership, Bethlehem Steel
               Corporation, EGL Steel, Inc., Inland Steel Industries, Inc.,
               Inland Steel Company, Inland Steel Electrogalvanizing
               Corporation, Material Sciences Corporation, Pre Finish Metals
               Incorporated, Pre Finish Metals (EG) Incorporated, and
               Creditanstalt-Bankverein, amending the Term Loan Agreement dated as of July 23, 1986, as amended on March 31, 1987, and amending the Amended and Restated Credit Facility Agreement dated as of July 23, 1986, including the related guaranties by Material
               Sciences Corporation and Pre Finish Metals Incorporated.(7)

10(y)          Form of Standstill Agreement dated as of January 29, 1986, among
               Material Sciences Corporation, Richard L. Burns and Joyce
               Burns.(6)

10(z)          Rights Agreement dated as of June 17, 1986, between Material
               Sciences Corporation and Continental Illinois National Bank and
               Trust Company of Chicago.(6)

10(aa)         Form of Indemnification Agreement between Material Sciences
               Corporation and each of its officers and directors.(7)

10(bb)         Supplemental Retirement Agreement dated as of December 28, 1992 between Material Sciences Corporation and William H. Vrba.(8)

10(cc)         Restricted Stock Agreement dated as of May 20, 1991 between
               Material Sciences Corporation and William H. Vrba.(8)

10(dd)         Letter Agreement dated as of May 8, 1991 between Material
               Sciences Corporation and William H. Vrba. (8)

11             Statement re: computation of per share earnings.

Exhibit
Number         Description of Exhibit
- - -------        ----------------------

13 Annual Report to Shareholders. (Except as specifically incorporated herein by reference, this document shall not be deemed "filed" as a part of this Form 10-K Annual Report.)

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.(10)
_______________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-00828), which was filed on October 11, 1985.

(3) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1989 (File No. 1-8803).

(4) Incorporated by reference to the Registrant's Form 8-A dated June 17, 1986 (File No. 1-8803).

(5) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1994 (File No. 1-8803).

(6) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991 (File No. 1-8803).

(7) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 29, 1992 (File No. 1-8803).

(8) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1993 (File No. 1-8803).

(9) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1994 (File No. 1-8803).

(10) Appears only in the electronic filing of this report with the Securities and Exchange Commission.

  (D)  REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the fourth quarter.



                    [THIS SPACE INTENTIONALLY LEFT BLANK.]
                     -----------------------------------

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MATERIAL SCIENCES CORPORATION

                                       By: /s/ G. Robert Evans
                                          ----------------------------------
                                            G. Robert Evans
                                            Chairman and Chief Executive Officer

Date:  May 26, 1995

          Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on May 26, 1995.

       Signature                             Title
       ---------                             -----

/s/G. Robert Evans              Chairman and Chief Executive
- - -------------------------       Officer, and Director (Principal
   G. Robert Evans              Executive Officer)

/s/William H. Vrba              Senior Vice President, Chief
- - -------------------------       Financial Officer, and Secretary
   William H. Vrba              (Principal Financial Officer)

/s/James J. Waclawik, Sr.       Vice President and Controller
- - -------------------------       (Principal Accounting Officer)
   James J. Waclawik, Sr.

/s/Jerome B. Cohen              Director
- - -------------------------
   Jerome B. Cohen

/s/Roxanne J. Decyk             Director
- - -------------------------
   Roxanne J. Decyk

/s/Eugene W. Emmerich           Director
- - -------------------------
   Eugene W. Emmerich

/s/E. F. Heizer, Jr.            Director
- - -------------------------
   E. F. Heizer, Jr.

                                Director
- - -------------------------
   J. Frank Leach

/s/Irwin P. Pochter             Director
- - -------------------------
   Irwin P. Pochter

                               INDEX TO EXHIBITS

                         MATERIAL SCIENCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
- - -------    REPORTS ON FORM 8-K
           --------------------------------------------

           (A)  FINANCIAL STATEMENTS AND SCHEDULES OF THE COMPANY

            I   Financial Statements of the Company.  Incorporated herein by
                -----------------------------------
                reference to pages 26 through 35 and page 21 of the Company's annual report.

                (i) Consolidated Statements of Income for the years ended February 28, 1995, 1994 and 1993
               (ii) Consolidated Balance Sheets - February 28, 1995 and February 28, 1994
              (iii) Consolidated Statements of Cash Flows for the years ended February 28, 1995, 1994 and 1993
               (iv)  Notes to Consolidated Financial Statements
                (v)  Report of Independent Public Accountants

           II  Supplemental Schedules
               ----------------------

                (i)  Report of Independent Public Accountants with respect to
                     Supplemental Schedules to the Financial Statements
               (ii)  Schedule II - Reserve for Doubtful Accounts and Deferred
                     Tax Asset Valuation Allowance

          All other schedules have been omitted, since the required information is not significant, is included in the financial statements or the notes thereto, or is not applicable.

                         MATERIAL SCIENCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               INDEX TO EXHIBITS



                                                   Sequentially
Exhibit                                              Numbered
Number             Description of Exhibit             Page*
- - ---------  --------------------------------------  ------------
2(a)       Parent Agreement dated as of
           October 15, 1984, by and among
           Bethlehem Steel Corporation, Inland
           Steel Company, Pre Finish Metals
           Incorporated and Material Sciences
           Corporation.(1)

2(b)       Partnership Agreement dated as of
           August 30, 1984, by and among EGL
           Steel Inc., Inland Steel
           Electrogalvanizing Corporation and
           Pre Finish Metals (EG)
           Incorporated.(1)

2(c)       Amendment No. 1 to the Partnership
           Agreement dated as of August 30,
           1984.(2)

2(d)       Amendment No. 2 to the Partnership
           Agreement dated as of August 30,
           1984.(2)

2(e)       Operating Agreement dated as of
           October 15, 1984, by and between Pre
           Finish Metals (EG) Incorporated and
           Walbridge Coatings, An Illinois
           Partnership.(1)

2(f)       Coating Agreement dated as of
           October 15, 1984, by and between
           Bethlehem Steel Corporation and
           Walbridge Coatings, An Illinois
           Partnership.(1)

2(g)       Coating Agreement dated as of
           October 15, 1984, by and between
           Inland Steel Company and Walbridge
           Coatings, An Illinois Partnership.(1)

- - ---------
* This information appears only in the manually signed original of the Form 10-K.



                                                   Sequentially
Exhibit                                              Numbered
Number             Description of Exhibit             Page*
- - ---------  --------------------------------------  ------------
2(h)       Amendments to Definitive Agreements
           dated as of March 31, 1986, among EGL
           Steel Inc., Inland Steel
           Electrogalvanizing Corporation, Pre
           Finish Metals (EG) Incorporated,
           Bethlehem Steel Corporation, Inland
           Steel Company, Pre Finish Metals
           Incorporated and Material Sciences
           Corporation.(6)

2(i)       Further Amendments to Definitive
           Agreements dated as of July 24, 1986,
           among EGL Steel Inc., Inland Steel
           Electrogalvanizing Corporation, Pre
           Finish Metals (EG) Incorporated,
           Bethlehem Steel Corporation, Inland
           Steel Company, Inland Steel
           Industries, Inc.,Pre Finish Metals
           Incorporated and Material Sciences
           Corporation.(3)

2(j)       Further Amendments to Definitive
           Agreements dated as of April 23,
           1992, among EGL Steel Inc., Inland
           Steel Electrogalvanizing Corporation,
           Pre Finish Metals (EG) Incorporated,
           Bethlehem Steel Corporation, Inland
           Steel Company, Inland Steel
           Industries, Inc., Pre Finish Metals
           Incorporated and Material Sciences
           Corporation.(7)

3(a)       Registrant's Certificate of
           Incorporation, as amended.(1)

3(b)       Amendment to Registrant's Certificate
           of Incorporation.(2)

3(c)       Amendment to Registrant's Certificate
           of Incorporation.(4)

3(d)       Certificate of Designation,
           Preferences and Rights of Series A
           Junior Participating Preferred
           Stock.(4)

3(e)       Registrant's By-laws, as amended.(6)

4(a)       Form of Subordinated Convertible
           Notes due January 29, 1996 and Terms
           and Conditions Applicable Thereto.(6)

4(b)       Credit Agreement dated as of
           September 1, 1994 between Material
           Sciences Corporation and Bank of
           America Illinois.(5)




                                                   Sequentially
Exhibit                                              Numbered
Number             Description of Exhibit             Page*
- - ---------  --------------------------------------  ------------
4(c)       First Amendment to Rights Agreement
           dated as of April 21, 1994 by and
           between Material Sciences Corporation
           and Mellon Securities Trust
           Company.(9)

           There are omitted certain instruments
           with respect to long-term debt, the
           total amount of securities authorized
           under each of which does not exceed
           10% of the total assets of the
           registrant and its subsidiaries on a
           consolidated basis.  A copy of each
           such instrument will be furnished to
           the Commission upon request.

9          Form of Voting Trust Agreement dated
           January 29, 1986, among Material
           Sciences Corporation, William N.
           Guthrie, Richard L. Burns, Joyce
           Burns, O. Morris Sievert, and D. W.
           Watt.(6)

10(a)      Material Sciences Corporation Stock
           Purchase Plan. (1)

10(b)      Material Sciences Corporation Supple-
           mental Pension Plan.(1)

10(c)      Material Sciences Corporation
           Employee Stock Purchase Plan.(6)

10(d)      Material Sciences Corporation 1985
           Stock Option Plan for Key
           Employees.(6)

10(e)      Material Sciences Corporation 1985
           Stock Option Plan for Directors.(6)

10(f)      Material Sciences Corporation 1992
           Omnibus Stock Awards Plan for Key
           Employees(7).

10(g)      Employment Agreement effective
           February 27, 1991, between the
           Company and G. Robert Evans.(6)

10(h)      Material Sciences Corporation 1991
           Stock Option Plan for Directors.(6)

10(i)      Material Sciences Corporation
           Directors Deferred Compensation
           Plan.(6)

10(j)      Deferred Compensation Plan of
           Material Sciences Corporation and
           Certain Participating
           Subsidiaries.(6)




                                                   Sequentially
Exhibit                                              Numbered
Number             Description of Exhibit             Page*
- - ---------  --------------------------------------  ------------
10(k)      Retirement Agreement dated as of
           February 27, 1991, between Material
           Sciences Corporation and William N.
           Guthrie.(6)

10(l)      Letter Agreement dated March 4, 1991,
           between Material Sciences Corporation
           and James R. Deters, regarding
           termination of employment.(6)

10(m)      Letter Agreement dated March 1, 1988,
           between Material Sciences Corporation
           and James R. Deters, regarding
           termination of employment, together
           with Non-Qualified Stock Option
           Agreement of same date between same
           parties.(6)

10(n)      Lease dated March 1, 1972, between
           Exchange National Bank, as trustee
           under Trust Nos. 26027 and 26091, and
           Pre Finish Metals Incorporated,
           including First Amendment thereto
           dated July 10, 1972 and Second
           Amendment thereto dated August 9,
           1973, relating to Elk Grove Village,
           Illinois facility.(1)

10(o)      Lease and Agreement dated as of
           December 1, 1980, between Line 6
           Corp. and Pre Finish Metals
           Incorporated, relating to Walbridge,
           Ohio facility.(1)

10(p)      First Amendment to Lease and
           Agreement dated as of May 30, 1986,
           between Corporate Property Associates
           and Corporate Property Associates 2
           and Pre Finish Metals
           Incorporated.(3)

10(q)      Sublease dated as of May 30, 1986,
           between Pre Finish Metals
           Incorporated and Walbridge Coatings,
           An Illinois Partnership.(3)

10(r)      Lease Guaranty dated as of May 30,
           1986, from Material Sciences
           Corporation to Corporate Property
           Associates and Corporate Property
           Associates 2.(3)

10(s)      Note Purchase Agreement dated as of
           May 30, 1986, between Material
           Sciences Corporation and
           Creditanstalt-Bankverein (New York
           Branch).(3)




                                                   Sequentially
Exhibit                                              Numbered
Number             Description of Exhibit             Page*
- - ---------  --------------------------------------  ------------
10(t)      Agreement dated as of May 30, 1986,
           between Material Sciences Corporation
           and Corporate Property Associates and
           Corporate Property Associates 2.(3)

10(u)      Term Loan Agreement dated as of July
           23, 1986, among Walbridge Coatings,
           An Illinois Partnership,
           Creditanstalt-Bankverein (New York
           Branch) and The Toledo Trust Company,
           including the related guaranties by
           Material Sciences Corporation and Pre
           Finish Metals Incorporated.(3)

10(v)      Amendment No. 1 to Term Loan
           Agreement dated as of March 31, 1987,
           among Walbridge Coatings, An Illinois
           Partnership, Creditanstalt-Bankverein
           (New York Branch) and The Toledo
           Trust Company.(3)

10(w)      Amended and Restated Credit Facility
           Agreement dated as of July 23, 1986,
           between Walbridge Coatings, An
           Illinois Partnership, and
           Creditanstalt-Bankverein, including
           the related guaranties by Material
           Sciences Corporation and Pre Finish
           Metals Incorporated.(3)

10(x)      Amendment and Consent Agreement dated
           as of April 23, 1992, among Walbridge
           Coatings, An Illinois Partnership,
           Bethlehem Steel Corporation, EGL
           Steel, Inc., Inland Steel Industries,
           Inc., Inland Steel Company, Inland
           Steel Electrogalvanizing Corporation,
           Material Sciences Corporation, Pre
           Finish Metals Incorporated, Pre
           Finish Metals (EG) Incorporated, and
           Creditanstalt-Bankverein, amending
           the Term Loan Agreement dated as of
           July 23, 1986, as amended on March
           31, 1987, and amending the Amended
           and Restated Credit Facility
           Agreement dated as of July 23, 1986,
           including the related guaranties by
           Material Sciences Corporation and Pre
           Finish Metals Incorporated.(7)

10(y)      Form of Standstill Agreement dated as
           of January 29, 1986, among Material
           Sciences Corporation, Richard L.
           Burns and Joyce Burns.(6)




                                                   Sequentially
Exhibit                                              Numbered
Number             Description of Exhibit             Page*
- - ---------  --------------------------------------  ------------
10(z)      Rights Agreement dated as of June 17,
           1986, between Material Sciences
           Corporation and Continental Illinois
           National Bank and Trust Company of
           Chicago.(6)

10(aa)     Form of Indemnification Agreement
           between the Company and each of its
           officers and directors.(7)

10(bb)     Supplemental Retirement Agreement
           dated as of December 28, 1992 between
           Material Sciences Corporation and
           William H. Vrba.(8)

10(cc)     Restricted Stock Agreement dated as
           of May 20, 1991 between Material
           Sciences Corporation and William H.
           Vrba.(8)

10(dd)     Letter Agreement dated as of May 8,
           1991 between Material Sciences
           Corporation and William H. Vrba.(8)

11         Statement re: computation of per
           share earnings.

13         Annual Report to Shareholders.
           (Except as specifically incorporated
           herein by reference, this document
           shall not be deemed "filed" as a part
           of this Form 10-K Annual Report.)

21         Subsidiaries of the Registrant.

23         Consent of Arthur Andersen LLP.

27         Financial Data Schedule.(10)

____________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-00828), which was filed on October 11, 1985.

(3) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1989 (File No. 1-8803).

(4) Incorporated by reference to the Registrant's Form 8-A dated June 17, 1986 (File No. 1-8803).

(5) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1994 (File No. 1-8803).

(6) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991 (File No. 1-8803).

(7) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 29, 1992 (File No. 1-8803).

(8) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1993 (File No. 1-8803).

(9) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1994 (File No. 1-8803).

(10) Appears only in the electronic filing of this report with the Securities and Exchange Commission.

                         MATERIAL SCIENCES CORPORATION

                             SUPPLEMENTAL SCHEDULES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     WITH RESPECT TO SUPPLEMENTAL SCHEDULES
                          TO THE FINANCIAL STATEMENTS



To Material Sciences Corporation:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Material Sciences Corporation 1995 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 20, 1995. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The supplemental financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                          ARTHUR ANDERSEN LLP
Chicago, Illinois,
April 20, 1995

                                  SCHEDULE II

                 MATERIAL SCIENCES CORPORATION AND SUBSIDIARIES

   RESERVE FOR DOUBTFUL ACCOUNTS AND DEFERRED TAX ASSET VALUATION ALLOWANCE
                                 (IN THOUSANDS)

                                           Additions
                                      --------------------
                          Balance at  Charged to  Charged   Deductions  Balance
                          beginning   costs and   to other     from     at end
                           of year    expenses    accounts   reserve    of year
                          ----------  ----------  --------  ----------  -------
        1993
- - ------------------------
Doubtful Accounts           $2,672      $  638     $    -     $  769     $2,541
Deferred Tax Asset
 Valuation Allowance         1,620           -          -          -      1,620
                            ------      ------     ------     ------     ------
Total                       $4,292      $  638     $    -     $  769     $4,161
                            ======      ======     ======     ======     ======

        1994
- - ------------------------
Doubtful Accounts           $2,541      $1,333     $    -     $  372     $3,502
Deferred Tax Asset
 Valuation Allowance         1,620           -          -          -      1,620
                            ------      ------     ------     ------     ------
Total                       $4,161      $1,333     $    -     $  372     $5,122
                            ======      ======     ======     ======     ======

        1995
- - ------------------------
Doubtful Accounts           $3,502      $1,025     $    -     $  899     $3,628
Deferred Tax Asset
 Valuation Allowance         1,620           -          -      1,620          -
                            ------      ------     ------     ------     ------
Total                       $5,122      $1,025     $    -     $2,519     $3,628
                            ======      ======     ======     ======     ======