Form 10-Q
period 1995-05-31
MATERIAL SCIENCES CORP
filed 1995-07-12
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1995
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

Yes      X          No_______________
   ---------------

As of July 11, 1995, there were outstanding 15,308,791 shares of common stock, $ .02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For The Quarter Ended May 31, 1995



                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

  (a)  Financial statements of Material Sciences Corporation and
       Subsidiaries

  (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Material Sciences Corporation and Subsidiaries




                                                Three Months Ended
                                                      May 31,
(In thousands, except per share data)            1995         1994
- - ---------------------------------------------   -------      -------

NET SALES(1)                                    $60,406      $58,822
Cost of Sales                                    43,869       43,772
                                                -------      -------

Gross Profit                                    $16,537      $15,050
Selling, General and Administrative
   Expenses                                       8,934        8,824
                                                -------      -------
Income from Operations                          $ 7,603      $ 6,226
                                                -------      -------

Other (Income) and Expense:
   Interest Income                                  (93)        (173)
   Interest Expense                                  46           18
   Equity in Results of Partnership                (100)         (77)
   Other, Net                                      (160)        (125)
                                                -------      -------
      Total Other Income, Net                   $  (307)     $  (357)
                                                -------      -------

Income Before Income Taxes                      $ 7,910      $ 6,583
Income Taxes                                      3,044        2,502
                                                -------      -------

NET INCOME                                      $ 4,866      $ 4,081
                                                =======      =======

Net Income Per Common and Common Equivalent
   Share (2)                                    $  0.32      $  0.27
                                                =======      =======

Weighted Average Number of Common and
 Common Equivalent Shares Outstanding (2)        15,407       15,240






        The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Material Sciences Corporation and Subsidiaries

                                                        May 31,    February 28,
(In thousands, except share data)                        1995          1995
- - -------------------------------------------------------------------------------
ASSETS:                                               (Unaudited)
   Current Assets:
      Cash and Cash Equivalents                         $  3,916       $  5,816
      Receivables:
         Trade, Less Reserves of $3,508 and
          $3,628, Respectively(3)                         27,038         24,518
         Current Portion of Partnership Note                 859            792
         Income Taxes                                          -          2,319
      Prepaid Expenses                                     3,778          2,343
      Inventories                                         26,074         23,765
      Prepaid Taxes                                        2,246          2,246
                                                        --------       --------

         Total Current Assets                           $ 63,911       $ 61,799
                                                        --------       --------

      Gross Property, Plant and Equipment               $162,855       $158,129
      Accumulated Depreciation and Amortization          (68,116)       (65,216)
                                                        --------       --------

         Net Property, Plant and Equipment              $ 94,739       $ 92,913
                                                        --------       --------

      Other Assets:
         Investment in Partnership                      $ 11,275       $ 10,917
         Partnership Note Receivable,
          Less Current Portion                             1,871          1,871
         Intangible Assets, Net                            3,143          3,193
         Other                                             1,649          1,664
                                                        --------       --------

            Total Other Assets                          $ 17,938       $ 17,645
                                                        --------       --------

            TOTAL ASSETS                                $176,588       $172,357
                                                        ========       ========

LIABILITIES:
   Current Liabilities:
      Current Portion of Long-Term Debt                 $  1,926       $  1,903
      Accounts Payable                                    17,677         22,521
      Accrued Expenses                                    11,987         14,669
                                                        --------       --------

         Total Current Liabilities                      $ 31,590       $ 39,093
                                                        --------       --------

   Long-Term Liabilities:
      Deferred Income Taxes                             $ 10,671       $ 10,750
      Long-Term Debt, Less Current Portion                12,740          6,933
      Accrued Superfund Liability                          4,159          4,198
      Other                                                6,089          5,979
                                                        --------       --------
         Total Long-Term Liabilities                    $ 33,659       $ 27,860
                                                        --------       --------

SHAREHOLDERS' EQUITY:
   Preferred Stock(4)                                   $      -       $     -
   Common Stock(5)                                           318            317
   Additional Paid-In Capital                             43,844         42,776
   Treasury Stock at Cost(6)                              (3,380)        (3,380)
   Retained Earnings                                      70,557         65,691
                                                        --------       --------

         Total Shareholders' Equity                     $111,339       $105,404
                                                        --------       --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $176,588       $172,357
                                                        ========       ========

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Material Sciences Corporation and Subsidiaries

                                                     Three Months Ended
                                                          May 31,
(In thousands)                                        1995       1994
- - ------------------------------------------------------------------------

CASH FLOWS FROM:
   OPERATING ACTIVITIES:
      Net Income                                    $  4,866   $  4,081
      Adjustments to Reconcile Net Income to Net
          Cash Used In Operating Activities:
          Depreciation and Amortization                3,004      2,380
          Provision (Benefit) for Deferred
               Income Taxes                              (79)         4
          Compensatory Effect of Stock Plans             162        161
          Other, Net                                    (100)       (77)
                                                    --------   --------

Operating Cash Flow Prior to Changes in
  Assets and Liabilities                            $  7,853   $  6,549
                                                    --------   --------
      Changes in Assets and Liabilities:
          Receivables                                 (2,587)    (4,255)
          Income Taxes Receivable                      2,319          -
          Prepaid Expenses                            (1,435)    (1,198)
          Inventories                                 (2,309)       740
          Accounts Payable                            (4,844)    (4,076)
          Accrued Expenses                            (2,682)     1,143
          Other, Net                                      71         28
                                                    --------   --------

Cash Flow from Changes in Assets and Liabilities    $(11,467)  $ (7,618)
                                                    --------   --------

NET CASH USED IN OPERATING ACTIVITIES               $ (3,614)  $ (1,069)
                                                    --------   --------

INVESTING ACTIVITIES:
      Capital Expenditures, Net                       (4,780)    (2,930)
      Investment in Partnership                         (258)      (395)
      Other Long-Term Assets                              15         67
                                                    --------   --------

NET CASH USED IN INVESTING ACTIVITIES               $ (5,023)  $( 3,258)
                                                    --------   --------

FINANCING ACTIVITIES:
      Proceeds of Debt                                20,241         36
      Payments to Settle Debt                        (14,411)      (352)
      Sale of Common Stock, Net of Repurchase            907        316
                                                    --------   --------

NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                    $  6,737   $      -
                                                    --------   --------

NET DECREASE IN CASH                                $ (1,900)  $ (4,327)
Cash and Cash Equivalents at Beginning of
  Period                                               5,816     11,930
                                                    --------   --------
Cash and Cash Equivalents at End of Period          $  3,916   $  7,603
                                                    ========   ========


        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MATERIAL SCIENCES CORPORATION



The data for the three months ended May 31, 1995 and 1994 have not been examined by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods.
The financial information contained in this report should be read in conjunction with the Company's 1995 Annual Report to Shareholders and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1996 presentation.


(1) During the three month periods ending May 31, 1995 and 1994, the Company derived approximately 23.7% and 21.0%, respectively, of its net sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) On June 16, 1994 the Board of Directors of the Company declared a stock dividend of one-half share per share of the Company's Common Stock, which was paid on July 28, 1994 to shareholders of record at the close of business on June 30, 1994. All share and per share data has been restated to retroactively reflect this stock dividend.

(3) Includes trade receivables due from the Partnership of $1,092 at May 31, 1995 and $799 at February 28, 1995.

(4) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized, 7,500,000 Designated Series A Junior Participating Preferred; None Issued.

(5) Common Stock, $.02 Par Value; 20,000,000 Shares Authorized; 15,935,264 Shares Issued and 15,246,616 Shares Outstanding at May 31, 1995 and 15,839,074 Shares Issued and 15,150,426 Shares Outstanding at February 28, 1995.

(6) Treasury Stock at Cost; 688,648 Shares at May 31, 1995 and February 28,
    1995.

SUMMARIZED INCOME STATEMENT INFORMATION (UNAUDITED)
Walbridge Coatings, An Illinois Partnership





                              Three Months Ended
                                    May 31,
(In thousands)                 1995        1994
- - -------------------------------------------------

Net Revenues                  $17,256     $15,443

Gross Profit                  $   969     $ 1,230
Income from Operations        $   363     $   645

Net Income (Loss)             $  (127)    $     1



NOTE: The Net Income (Loss) shown above does not directly correlate to the Equity in results of Partnership shown in the Company's Statements of Income due to certain contractual allocation requirements of the Partnership. The Company's primary financial benefit from participation in the Partnership is in the form of revenues from operating the Walbridge, Ohio facility. These revenues are included in the Company's net sales.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                       For The Quarter Ended May 31, 1995


                         PART I.  FINANCIAL INFORMATION

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 -------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

 Material Sciences Corporation ("MSC" or "Company") operates in one business segment comprised of the following four product groups: laminates and composites, metallizing and coating, coil coating, and electrogalvanizing. The following table provides a summary of net sales and the percent of net sales of MSC's product groups.


Net Sales Summary                       Quarter Ended May 31,
- - -----------------                    --------------------------
                                     1995                   1994
                               -------------------------------------
Product Group:                 Dollars   Percent       Dollars  Percent
                               --------  -------       -------  -------

   Laminates and Composites     $13,930    23.1%        13,071     22.2%
   Metallizing and Coating        5,760     9.5%         7,161     12.2%
   Coil Coating                  26,394    43.7%        26,251     44.6%
   Electrogalvanizing            14,322    23.7%        12,339     21.0%
                                -------   -----        -------    -----

                                $60,406   100.0%       $58,822    100.0%
                                =======   =====        =======    =====


 RESULTS OF OPERATIONS
 ---------------------

 NET SALES

 Net sales in the first quarter of fiscal 1996 increased 2.7% over the first quarter of fiscal 1995. Sales of laminates and composites grew 6.6%; coil coating 0.5%; and electrogalvanizing 16.1%; while metallizing and coating sales were down 19.6%.

 LAMINATES AND COMPOSITES

 Laminates and composites sales during the first quarter grew by 6.6% over the same period of fiscal 1995. This increase was primarily the result of higher sales of Polycore Composites(R), due, in part, to new product applications and market expansion activities. The overall Polycore Composites increase was offset, in part, by somewhat lower sales of disc brake noise damper material and Specular+(R).

 METALLIZING AND COATING

 Sales of metallizing and coating products decreased 19.6% in the first quarter of fiscal 1996 as compared to the same period in fiscal 1995. This decrease was due primarily to solar control window film sales, which are usually strong in warmer weather but were depressed in the first quarter of fiscal 1996 by the unusually cold and damp spring season in North America. International sales of solar control window film remained strong during the first quarter.

 COIL COATING

 Coil coating sales were flat compared to the previous year's first quarter. Customers built up hedge inventories, anticipating that MSC's Middletown, Ohio facility's 52-day shutdown in last fiscal year's fourth quarter would run longer than planned. The shutdown was accomplished on schedule but sales were slowed by customer inventory adjustments, particularly in the areas of lighting, heating and air conditioning, and fuel tanks.

 ELECTROGALVANIZING

 MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("Bethlehem") and Inland Steel Industries, Inc. ("Inland"). MSC's net sales for electrogalvanizing consist of various fees charged to the Partnership for operating the facility. Bethlehem and Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 23.7% and 21.0% of the Company's net sales in the first quarters of fiscal 1996 and 1995, respectively. The profitability for operating the facility is comparable to the Company's overall operating results. Under the equity method of accounting, the Company includes its portion of the Partnership net income (loss) in Equity in Results of Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement.

 MSC's electrogalvanizing sales increased 16.1%, while electrogalvanizing volume increased 5.6% to 120,623 tons in the first quarter of fiscal 1996 from 114,188 tons in the prior fiscal year period. The increase in sales over the previous fiscal year resulted from a strong demand for new autos and trucks, a continuing shift to higher value-added electrogalvanized and coil coated materials, and price increases. MSC increased the capacity of the facility by approximately 5% in the third quarter of fiscal 1995 which also contributed to the increase in sales and volume over the prior year's first quarter.

 The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at 75% and 25%, respectively. During the first quarter of fiscal 1996, Inland utilized only 18% of available production line time rather than its full 25%. Bethlehem and other customers utilized this additional available line time. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 25% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could be replaced by additional volume from Bethlehem and other customers.

 GROSS PROFIT

 MSC's gross profit margin was 27.4% in the first quarter of fiscal 1996 versus 25.6% in the previous year. This improvement was due to a higher value-added product mix, improving manufacturing efficiencies, and continuing productivity gains resulting from capital expenditures.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

 Selling, general and administrative (SG&A) expenses decreased to 14.8% of sales in the first quarter of fiscal 1996 from 15.0% of sales in the same period last fiscal year. This decrease was due to larger sales volume over the prior fiscal year's first quarter and lower administrative costs offset, in part, by increased expenditures for strategic purposes such as high-growth product marketing, research and development, and international marketing efforts.

 TOTAL OTHER (INCOME) EXPENSE, NET AND INCOME TAXES

 Total other (income) expense, net was income of $.3 million in the first quarter of fiscal 1996 versus income of $.4 million for the first quarter of fiscal 1995. MSC's effective income tax rate was approximately 38.5% during the first quarter of fiscal 1996 versus 38.0% in the first quarter of the prior fiscal year.

 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

 During the first quarter of fiscal 1996, MSC's operating activities utilized $3.6 million of cash versus $1.1 million of cash utilized during the first quarter last year. The increase in cash utilization is due mainly to increased seasonal inventory and the payment of certain accrued expenses during the first three months of fiscal 1996.

 MSC's capital expenditures during the first quarter of fiscal 1996 were $4.8 million versus $2.9 million during the same period of fiscal 1995. The cash flow from investment in partnership, net of distributions, was comparable in the first quarter of fiscal 1996 to the first quarter of the prior fiscal year.

 During the first quarter of fiscal 1996 MSC's long-term debt, less current portion increased by $5.8 million to $12.7 million due to borrowings on MSC's unsecured line of credit offset, in part, by normally scheduled debt amortization. The Company maintains a $25 million unsecured line of credit which expires August 31, 1997. There was $6.1 million outstanding under this line of credit at May 31, 1995 versus no balance outstanding at February 28, 1995. The Company has executed letters of credit totalling $4.9 million against this line leaving an available line of credit of $14.0 million at May 31, 1995. The Company believes that its cash flow from operations,together with available financing (including an increase in the line of credit if required), and cash on hand will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.

 The Company has a capital lease obligation, which was $8.0 million as of May 31, 1995, relating to a facility which the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $5.1 million) of $10.3 million in Partnership financing loans from third parties at May 31, 1995.

 MSC continues to participate in the implementation of settlements with the government for clean-up of various Superfund sites. For additional information, refer to MSC'S Form 10-K for the fiscal year ended February 28, 1995.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended May 31, 1995



                          PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

    (a)(27)   Financial Data Schedule

    (b)       Reports on Form 8-K
              -------------------

    No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 11th day of July, 1995.


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

   (27)                       Financial Data Schedule