Form 10-Q
period 1995-08-31
MATERIAL SCIENCES CORP
filed 1995-10-11
CIK 755003

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1995
                         Commission File Number l-8803



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

As of October 11, 1995, there were outstanding 15,355,294 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For The Quarter Ended August 31, 1995



                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

  (a)  Financial statements of Material Sciences Corporation and
       Subsidiaries

  (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Material Sciences Corporation and Subsidiaries



                                                      Three Months Ended     Six Months Ended
                                                            August 31,          August 31,
(In thousands, except per share data)                    1995      1994       1995      1994
-------------------------------------                   -------   -------   -------    --------
NET SALES(1)                                            $58,650   $59,415   $119,056   $118,237
Cost of Sales                                            43,067    43,826     86,936     87,598
                                                        -------   -------   --------   --------
Gross Profit                                            $15,583   $15,589   $ 32,120   $ 30,639
Selling, General and Administrative
     Expenses                                             9,112     8,640     18,046     17,464
                                                        -------   -------   --------   --------
Income from Operations                                  $ 6,471   $ 6,949   $ 14,074   $ 13,175
                                                        -------   -------   --------   --------
Other (Income) and Expense:
     Interest Income                                    $  (100)  $  (182)  $   (193)  $   (355)
     Interest Expense                                        13        40         59         58
     Equity in Results of Partnership                       116         5         16        (72)
     Other, Net                                            (173)     (113)      (333)      (238)
                                                        -------   -------   --------   --------
      Total Other Income, Net                           $  (144)  $  (250)  $   (451)  $   (607)
                                                        -------   -------   --------   --------
Income Before Income Taxes                              $ 6,615   $ 7,199   $ 14,525   $ 13,782
Income Taxes                                              2,549     2,736      5,593      5,238
                                                        -------   -------   --------   --------
NET INCOME                                              $ 4,066   $ 4,463   $  8,932   $  8,544
                                                        =======   =======   ========   ========
Net Income Per Common and Common Equivalent
     Share (2)                                          $  0.26   $  0.29   $   0.58   $  $0.56
                                                        =======   =======   ========   ========
Weighted Average Number of Common and
     Common Equivalent Shares Outstanding (2)            15,599    15,270     15,479     15,260



        The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Material Sciences Corporation and Subsidiaries

                                                                       August 31,   February 28,
(In thousands, except share data)                                         1995          1995
-------------------------------------------------------------------------------------------------

ASSETS:                                                                (Unaudited)
   Current Assets:
      Cash and Cash Equivalents                                          $  3,090       $  5,816
      Receivables:
         Trade, Less Reserves of $3,508 and $3,628, Respectively(3)        28,592         24,518
         Current Portion of Partnership Note                                  787            792
         Income Taxes                                                           -          2,319
      Prepaid Expenses                                                      3,691          2,343
      Inventories                                                          23,729         23,765
      Prepaid Taxes                                                         2,246          2,246
                                                                         --------       --------

         Total Current Assets                                            $ 62,135       $ 61,799
                                                                         --------       --------

      Gross Property, Plant and Equipment                                $168,861       $158,129
      Accumulated Depreciation and Amortization                           (70,655)       (65,216)
                                                                         --------       --------

         Net Property, Plant and Equipment                               $ 98,206       $ 92,913
                                                                         --------       --------

      Other Assets:
         Investment in Partnership                                       $ 11,367       $ 10,917
         Partnership Note Receivable, Less Current Portion                  1,497          1,871
         Intangible Assets, Net                                             3,092          3,193
         Other                                                              1,406          1,664
                                                                         --------       --------

            Total Other Assets                                           $ 17,362       $ 17,645
                                                                         --------       --------

            TOTAL ASSETS                                                 $177,703       $172,357
                                                                         ========       ========

LIABILITIES:
   Current Liabilities:
      Current Portion of Long-Term Debt                                  $  1,968       $  1,903
      Accounts Payable                                                     16,863         22,521
      Accrued Expenses                                                     13,884         14,669
                                                                         --------       --------

         Total Current Liabilities                                       $ 32,715       $ 39,093
                                                                         --------       --------

   Long-Term Liabilities:
      Deferred Income Taxes                                              $ 10,204       $ 10,750
      Long-Term Debt, Less Current Portion                                  7,337          6,933
      Accrued Superfund Liability                                           4,122          4,198
      Other                                                                 6,158          5,979
                                                                         --------       --------
         Total Long-Term Liabilities                                     $ 27,821       $ 27,860
                                                                         --------       --------

SHAREHOLDERS' EQUITY:
   Preferred Stock(4)                                                    $      -       $      -
   Common Stock(5)                                                            320            317
   Additional Paid-In Capital                                              45,604         42,776
   Treasury Stock at Cost(6)                                               (3,380)        (3,380)
   Retained Earnings                                                       74,623         65,691
                                                                         --------       --------

         Total Shareholders' Equity                                      $117,167       $105,404
                                                                         --------       --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $177,703       $172,357
                                                                         ========       ========

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Material Sciences Corporation and Subsidiaries

                                                             Three Months Ended        Six Months Ended
                                                                  August 31,               August 31,
(In thousands)                                                1995         1994         1995        1994
--------------------------------------------------          ---------------------     --------------------
CASH FLOWS FROM:
   OPERATING ACTIVITIES:
      Net Income                                            $  4,066      $ 4,463     $  8,932     $ 8,544
      Adjustments to Reconcile Net Income to Net
        Cash Provided By Operating Activities:
        Depreciation and Amortization                          2,659        2,168        5,663       4,548
        Provision (Benefit) for Deferred Income Taxes           (467)        (248)        (546)       (244)
        Compensatory Effect of Stock Plans                       819          162          981         323
        Other, Net                                               116            5           16         (72)
                                                            --------      -------     --------     -------
Operating Cash Flow Prior to Changes in Assets and
 Liabilities                                                $  7,193      $ 6,550     $ 15,046     $13,099
                                                            --------      -------     --------     -------
      Changes in Assets and Liabilities:
        Receivables                                           (1,482)         808       (4,069)     (3,447)
        Income Taxes Receivable                                    -         (726)       2,319        (726)
        Prepaid Expenses                                          87         (186)      (1,348)     (1,384)
        Inventories                                            2,345        2,147           36       2,887
        Accounts Payable                                        (814)      (1,000)      (5,658)     (5,076)
        Accrued Expenses                                       1,897       (1,568)        (785)       (425)
        Other, Net                                                32            6          103          34
                                                            --------      -------     --------     -------
Cash Flow from Changes in Assets and Liabilities            $  2,065      $  (519)    $ (9,402)    $(8,137)
                                                            --------      -------     --------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $  9,258      $ 6,031     $  5,644     $ 4,962
                                                            --------      -------     --------     -------
INVESTING ACTIVITIES:
      Capital Expenditures, Net                               (6,075)      (6,781)     (10,855)     (9,711)
      Investment in Partnership                                 (208)        (194)        (466)       (589)
      Distribution from Partnership                              374          375          374         375
      Other Long-Term Assets                                     243          (45)         258          22
                                                            --------      -------     --------     -------
NET CASH USED IN INVESTING ACTIVITIES                       $ (5,666)     $(6,645)    $(10,689)    $(9,903)
                                                            --------      -------     --------     -------
FINANCING ACTIVITIES:
      Proceeds of Debt                                         9,842           38       30,083          74
      Payments to Settle Debt                                (15,203)        (361)     (29,614)       (713)
      Sale of Common Stock, Net of Repurchase                    943           90        1,850         406
                                                            --------      -------     --------     -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         $ (4,418)     $  (233)    $  2,319     $  (233)
                                                            --------      -------     --------     -------
NET DECREASE IN CASH                                        $   (826)     $  (847)    $ (2,726)    $(5,174)
Cash and Cash Equivalents at Beginning of Period               3,916        7,603        5,816      11,930
                                                            --------      -------     --------     -------
Cash and Cash Equivalents at End of Period                  $  3,090      $ 6,756     $  3,090     $ 6,756
                                                            ========      =======     ========      =======


        The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MATERIAL SCIENCES CORPORATION



The data for the three and six months ended August 31, 1995 and 1994 have not been examined by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1995 Annual Report to Shareholders and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1996 presentation.


(1) During the six month periods ending August 31, 1995 and 1994, the Company derived approximately 23.1% and 20.8%, respectively, of its net sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) On June 16, 1994 the Board of Directors of the Company declared a stock dividend of one-half share per share of the Company's Common Stock, which was paid on July 28, 1994 to shareholders of record at the close of business on June 30, 1994. All share and per share data has been restated to retroactively reflect this stock dividend.

(3) Includes trade receivables due from the Partnership of $700 at August 31, 1995 and $799 at February 28, 1995.

(4) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized, 7,500,000 Designated Series A Junior Participating Preferred; None Issued.

(5) Common Stock, $.02 Par Value; 20,000,000 Shares Authorized; 16,006,764 Shares Issued and 15,318,116 Shares Outstanding at August 31, 1995 and 15,839,074 Shares Issued and 15,150,426 Shares Outstanding at February 28, 1995.

(6) Treasury Stock at Cost; 688,648 Shares at August 31, 1995 and February 28, 1995.

SUMMARIZED INCOME STATEMENT INFORMATION (UNAUDITED)
Walbridge Coatings, An Illinois Partnership

                          Three Months Ended            Six Months Ended
                               August 31,                    August 31,
(In thousands)             1995         1994            1995           1994
------------------------------------------------------------------------------
Net Revenues              $15,898    $15,271          $ 33,154     $ 30,714

Gross Profit              $   668    $ 1,068          $  1,637     $  2,298

Income from Operations    $    68    $   472          $    431     $  1,117

Net Income (Loss)         $  (377)   $  (118)         $   (504)    $   (117)


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

                     For The Quarter Ended August 31, 1995


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



Net Sales Summary                      Quarter Ended August 31,
-----------------                -------------------------------------
                                       1995                1994
                                 -----------------   -----------------
Product Group:                   Dollars   Percent   Dollars   Percent
                                 --------  --------  --------  --------

 Laminates and Composites        $ 13,421   22.9%    $ 13,781   23.2%
 Metallizing and Coating            7,911   13.5%       7,149   12.0%
 Coil Coating                      24,131   41.1%      26,186   44.1%
 Electrogalvanizing                13,187   22.5%      12,299   20.7%
                                 --------  -----     --------  -----

                                 $ 58,650  100.0%    $ 59,415  100.0%
                                 ========  =====     ========  =====


                                      Six Months Ended August 31,
                                 -------------------------------------
                                       1995                1994
                                 -----------------   -----------------
Product Group:                   Dollars   Percent   Dollars   Percent
                                 --------  -------   --------  -------

 Laminates and Composites        $ 27,351   23.0%    $ 26,852   22.7%
 Metallizing and Coating           13,671   11.5%      14,310   12.1%
 Coil Coating                      50,525   42.4%      52,437   44.4%
 Electrogalvanizing                27,509   23.1%      24,638   20.8%
                                 --------  -----     --------  -----

                                 $119,056  100.0%    $118,237  100.0%
                                 ========  =====     ========  =====


 RESULTS OF OPERATIONS
 ---------------------

 NET SALES

 Net sales in the second quarter of fiscal 1996 were 1.3% lower than the second quarter of fiscal 1995. Sales of laminates and composites were 2.6% lower and coil coating 7.8% lower than last year's second quarter, while metallizing and coating sales and electrogalvanizing sales were 10.7% and 7.2% higher than last year, respectively. For the first six months of fiscal 1996, sales were 0.7% higher than the same time period last year. Sales of laminates and composites and electrogalvanizing grew 1.9% and 11.7%, while metallizing and coating sales and coil coating sales were down 4.5% and 3.6%, respectively.

LAMINATES AND COMPOSITES

 Laminates and composites sales during the second quarter of fiscal 1996 were 2.6% lower than during the same quarter of fiscal 1995. This decline in large part resulted from lower Polycore Composites(R) shipments to Mexico due to a 67% year-to-date sales decline in the Mexican market for Chrysler, the Company's major customer in this country. This shortfall in sales was partially offset by higher Polycore Composites shipments into non-automotive markets in the U.S. as well as higher sales for disc brake noise damper material and Specular+(R). For the six month period ended August 31, 1995, laminates and composites sales were 1.9% higher than the same period last fiscal year primarily due to increases in non-automotive Polycore Composites offset, in part, by shortfalls in automotive Polycore Composites and brake damper material.

 METALLIZING AND COATING

 Sales of metallizing and coating products increased 10.7% in the second quarter of fiscal 1996 as compared to the same period in fiscal 1995. This increase was due primarily to solar control window film sales, which rebounded from a weather-related, depressed first quarter. On a year-to-date basis, sales in this product group were 4.5% lower than in the year earlier period. Although this product group regained some of its momentum in the second quarter, it continued to be affected by the replacement late last fiscal year of MSC's west coast solar control window film distributor, and the slow start of the selling season due to poor weather.

 On September 7, 1995, MSC acquired all of the outstanding capital stock of Solar-Gard International, Inc. ("SGI"). Headquartered in Largo, Florida, SGI was the largest independent distributor of professional grade solar control and safety film products in the world. It was also MSC's largest distributor, with a relationship going back to 1980. SGI has eight wholly-owned distribution centers across the United States, one center each in Canada and England, and a joint venture operation in Singapore. It currently distributes products in over fifty countries. The acquisition should help MSC better execute its international window film marketing program and improve overall efficiency.

 COIL COATING

 Coil coating sales during the quarter ended August 31, 1995 were 7.8% lower than the previous year's second quarter. The sales decline reflected the lingering effect of customer inventory adjustments affecting the Company's Middletown, Ohio operation due to customers hedging inventories in anticipation of last year's fourth quarter 52-day shutdown, along with a general softness in most of MSC's other products in this group such as building products, fuel tanks, swimming pools, and lighting. Partially offsetting this general softness was a significant increase in the sales of clutch plate materials which were sold as a "package". Package sales include both coating and metal components. For the six month period ended August 31, 1995 sales were down 3.6% from the same period last fiscal year due to the previously mentioned customer inventory hedging and sales declines in automotive trim offset, in part, by increased sales of clutch plate and truck trailer material.

 ELECTROGALVANIZING

 MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("Bethlehem") and Inland Steel Industries, Inc. ("Inland"). MSC's net sales for electrogalvanizing consist of various fees charged to the Partnership for operating the facility. Bethlehem and Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 23.1% and 20.8% of the Company's net sales in the first six months of fiscal 1996 and 1995, respectively. The profitability for operating the facility is comparable to the Company's overall operating results. Under the equity method of accounting, the Company includes its portion of the Partnership net income (loss) in Equity in Results of Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement.

 MSC's electrogalvanizing sales increased 7.2%, while electrogalvanizing volume decreased 3.6% to 105,459 tons in the second quarter of fiscal 1996 from 109,372 tons in the prior fiscal year period. Lower volume was the result of taking the electrogalvanizing facility's annual maintenance shutdown in the second quarter versus the third quarter in the previous fiscal year. Additionally, the normal five day shutdown was extended to eleven days as our automotive customers lengthened their model changeover schedules. Although volume was down in the second quarter, sales were up due to a higher value-added product mix and improved pricing. For the first six months of fiscal 1996 sales were up 11.7% and volume was up 1.1% to 226,082 tons from 223,560 tons for the same period in fiscal 1995. The increase in sales over the previous fiscal year resulted from a strong demand for new autos and trucks, a continuing shift to higher value-added electrogalvanized and coil coated materials, and price increases. MSC increased the capacity of the facility by approximately 5% in the third quarter of fiscal 1995 which allowed the Company to take advantage of increased demand during the first half of this fiscal year.

 The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at 75% and 25%, respectively. During the first six months of fiscal 1996, Inland utilized only 13% of available production line time rather than its full 25%. Bethlehem and other customers utilized this additional available line time. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 25% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could eventually be replaced by additional volume from Bethlehem and other customers.

 GROSS PROFIT

 MSC's gross profit margin was 26.6% in the second quarter of fiscal 1996 versus 26.2% in the previous year. For the first six months of fiscal 1996, MSC's gross profit margin was 27.0% compared to 25.9% last year. The improvement in year-to-date gross profit margin was due to higher value-added product mix, improved manufacturing efficiencies and continuing productivity gains resulting from capital expenditures. During the second quarter the Company reached agreement with its insurers regarding a casualty and business interruption loss incurred in the fourth quarter of fiscal 1995. MSC recognized approximately $.7 million in operating income during the second quarter for this matter.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

 Selling, general and administrative (SG&A) expenses increased to 15.5% of sales in the second quarter of fiscal 1996 from 14.5% of sales in the same period last fiscal year. For the first six months of fiscal 1996, SG&A expenses increased to 15.2% of sales from 14.8% of sales for the same period in the prior fiscal year. The year-to-date increase in SG&A over the prior fiscal year six month period is due to increased expenditures for strategic purposes such as high-growth product marketing, research and development, and international marketing efforts. These same strategic expenditures along with a lower sales volume explain the increase in second quarter SG&A expenses as a percentage of sales over the prior year's second quarter.

 TOTAL OTHER (INCOME) EXPENSE, NET AND INCOME TAXES

 Total other (income) expense, net was income of $.1 million and $.5 million during the second quarter and first six months of fiscal 1996 versus income of $.3 million and $.6 million, respectively in fiscal 1995. MSC's effective income tax rate was approximately 38.5% during the first six months of fiscal 1996 versus 38.0% in the first six months of the prior fiscal year.

 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

 During the second quarter of fiscal 1996, MSC's operating activities generated $9.3 million of cash versus $6.0 million of cash during the second quarter last year. For the first six months of fiscal 1996, operating activities generated $5.6 million of cash versus $5.0 million last year. The increase in cash generation is due mainly to increases in net income and non-cash expenses over the prior fiscal year periods net of timing issues in certain working capital accounts.

 MSC's capital expenditures during the second quarter and first six months of fiscal 1996 were $6.1 million and $10.9 million versus $6.8 million and $9.7 million, respectively last fiscal year. The cash flow from investment in partnership, net of distributions, was comparable in the second quarter and first six months of fiscal 1996 to the same periods of the prior fiscal year. During the first six months of fiscal 1996 MSC's long-term debt, less current portion increased by $.4 million to $7.3 million due to borrowings on MSC's unsecured line of credit offset, in part, by normally scheduled debt amortization. The Company maintains a $25 million unsecured line of credit which expires August 31, 1998. There was $1.2 million outstanding under this line of credit at August 31, 1995 versus no balance outstanding at February 28, 1995. The Company has executed letters of credit totalling $4.9 million against this line leaving an available line of credit of $18.9 million at August 31, 1995. The Company believes that its cash flow from operations,together with available financing (including an increase in the line of credit if required), and cash on hand will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.
 On September 7, 1995, MSC issued subordinated convertible notes along with a small amount of cash to purchase all of the outstanding capital stock of Solar-Gard International for approximately $8.6 million in total. The notes mature ratably over a five year period and are convertible into MSC stock at a premium from current market price. The issuance of these notes does not affect availability of funds under MSC's unsecured line of credit.

 The Company has a capital lease obligation, which was $7.7 million as of August 31, 1995, relating to a facility which the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $4.3 million) of $8.5 million in Partnership financing loans from third parties at August 31, 1995.

MSC continues to participate in the implementation of settlements with the government for clean-up of various Superfund sites. For additional information, refer to MSC'S Form 10-K for the fiscal year ended February 28, 1995.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For the Quarter Ended August 31, 1995



                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     On June 22, 1995, the Company held its Annual Meeting of Shareholders.

     Jerome B. Cohen, Roxanne J. Decyk, Eugene W. Emmerich, G. Robert Evans,
E. F. Heizer, Jr., J. Frank Leach and Irwin P. Pochter, being seven nominees named in the Company's Proxy Statement, dated May 17, 1995, were elected at the Annual Meeting to serve as the Board of Directors by a majority vote of shareholders. No votes were cast for any other person. The details of the vote were as follows:

Name                          For           Against
----                          ---           -------
Jerome B. Cohen            13,702,823       253,215
Roxanne J. Decyk           13,702,407       253,631
Eugene W. Emmerich         13,708,670       247,368
G. Robert Evans            13,708,174       247,864
E. F. Heizer, Jr.          13,711,176       244,862
J. Frank Leach             13,707,396       248,642
Irwin P. Pochter           13,709,524       246,514

     Approved by a majority vote of shareholders were the proposed amendments to the Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees regarding an increase in the aggregate number of shares of common stock that may be awarded, and requiring that all stock option awards be made at not less than 100% of fair market value. The details of the vote were as follows:

        For                    Against                Abstain
        ---                    -------                -------
     11,099,271               2,819,372                37,395



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    (a)(27)   Financial Data Schedule

    (b)       Reports on Form 8-K
              -------------------

    No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 11th day of October, 1995.


                                  MATERIAL SCIENCES CORPORATION

                                  By: /s/ G. Robert Evans
                                      --------------------------------
                                  G. Robert Evans
                                  Chairman and Chief Executive Officer


                                  By: /s/ William H. Vrba
                                      --------------------------------
                                  William H. Vrba
                                  Senior Vice President, Chief
                                  Financial Officer, and Secretary

                         MATERIAL SCIENCES CORPORATION

                         Quarterly Report on Form 10-Q


                               Index to Exhibits


                                                          Sequentially
Exhibit Number           Description of Exhibit           Numbered Page
--------------           ----------------------           -------------

     (27)                Financial Data Schedule