Form 10-Q
period 1995-11-30
MATERIAL SCIENCES CORP
filed 1996-01-11
CIK 755003

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1995
                         COMMISSION FILE NUMBER 1-8803


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

As of January 9, 1996, there were outstanding 15,358,345 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 30, 1995



                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

 (a) Financial statements of Material Sciences Corporation and Subsidiaries

 (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership


Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries




                                              Three Months Ended    Nine Months Ended
                                                 November 30,          November 30,
(In thousands, except per share data)           1995     1994         1995     1994
----------------------------------------      -------    -------    --------  --------
Net Sales (1)                                 $58,020    $56,798    $177,076  $175,035
Cost of Sales                                  43,466     40,022     130,402   127,620
                                              -------    -------    --------  --------

Gross Profit                                  $14,554    $16,776    $ 46,674  $ 47,415
Selling, General and Administrative
  Expenses                                      9,974      9,400      28,020    26,864
Restructuring Charge (2)                        4,200        --        4,200       --
                                              -------    -------    --------  --------
Income from Operations                        $   380    $ 7,376    $ 14,454  $ 20,551
                                              -------    -------    --------  --------

Other (Income) and Expense:
  Interest Income                             $   (85)   $  (169)   $   (278) $   (524)
  Interest Expense                                104          5         163        63
  Equity in Results of Partnership                  7        119          23        47
  Other, Net                                     (188)      (170)       (521)     (408)
                                              -------    -------    --------  --------

    Total Other Income, Net                   $  (162)   $  (215)   $   (613) $   (822)
                                              -------    -------    --------  --------

Income Before Income Taxes                    $   542    $ 7,591    $ 15,067  $ 21,373
Income Taxes                                      209      2,991       5,802     8,229
                                              -------    -------    --------  --------

Net Income                                    $   333    $ 4,600    $  9,265  $ 13,144
                                              =======    =======    ========  ========

Net Income Per Common and Common
  Equivalent Share (3)                        $  0.02    $  0.30    $   0.60  $   0.86
                                              =======    =======    ========  ========

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding (3)     15,523     15,290      15,519    15,267



       The accompanying notes are an integral part of these statements.


Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries


                                                                  November 30,    February 28,
                                                                      1995            1995
(In thousands)                                                      Unaudited       Audited
----------------------------------------------------------------- -------------   -------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                     $         987   $       5,816
    Receivables:
      Trade, Less Reserves of $3,471 and $3,628, Respectively (4)        25,924          24,518
      Current Portion of Partnership Note                                   844             792
      Income Taxes                                                            -           2,319
    Prepaid Expenses                                                      3,121           2,343
    Inventories                                                          30,815          23,765
    Prepaid Taxes                                                         2,626           2,246
                                                                  -------------   -------------
      Total Current Assets                                        $      64,317   $      61,799
                                                                  -------------   -------------

  Gross Property, Plant and Equipment                             $     174,266   $     158,129
  Accumulated Depreciation and Amortization                             (72,297)        (65,216)
                                                                  -------------   -------------
      Net Property, Plant and Equipment                           $     101,969   $      92,913
                                                                  -------------   -------------

  Other Assets:
    Investment in Partnership                                     $      11,722   $      10,917
    Partnership Note Receivable, Less Current Portion                     1,497           1,871
    Intangible Assets, Net (8)                                            9,083           3,193
    Other                                                                 1,465           1,664
                                                                  -------------   -------------
      Total Other Assets                                          $      23,767   $      17,645
                                                                  -------------   -------------
      Total Assets                                                $     190,053   $     172,357
                                                                  =============   =============

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                             $       2,095   $       1,903
    Accounts Payable                                                     15,829          22,521
    Accrued Payroll Related Expenses                                      8,587           9,274
    Accrued Expenses                                                      7,822           5,395
                                                                  -------------   -------------
      Total Current Liabilities                                   $      34,333   $      39,093
                                                                  -------------   -------------

  Long-Term Liabilities:
    Deferred Income Taxes                                         $      10,376   $      10,750
    Long-Term Debt, Less Current Portion                                 16,573           6,933
    Accrued Superfund Liability                                           4,264           4,198
    Other                                                                 6,310           5,979
                                                                  -------------   -------------
      Total Long-Term Liabilities                                 $      37,523   $      27,860
                                                                  -------------   -------------

Shareholders' Equity:
    Preferred Stock (5)                                           $           -   $           -
    Common Stock (6)                                                        321             317
    Additional Paid-In Capital                                           46,300          42,776
    Treasury Stock at Cost (7)                                           (3,380)         (3,380)
    Retained Earnings                                                    74,956          65,691
                                                                  -------------   -------------
      Total Shareholders' Equity                                  $     118,197   $     105,404
                                                                  -------------   -------------
      Total Liabilities and Shareholders' Equity                  $     190,053   $     172,357
                                                                  =============   =============

       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries





                                                         Three Months Ended     Nine Months Ended
                                                            November 30,           November 30,
(In thousands)                                             1995      1994         1995     1994
-------------------------------------------------------- -------   --------     --------  --------
Cash Flows From:
  Operating Activities:
    Net Income                                           $   333    $ 4,600     $  9,265  $ 13,144
    Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
      Depreciation and Amortization                        2,904      2,303        8,567     6,851
      Provision (Benefit) for Deferred Income Taxes           (5)      (367)        (551)     (611)
      Compensatory Effect of Stock Plans                     159        162        1,140       485
      Other, Net                                             (10)        99            6        27
                                                         -------    -------     --------  --------
Operating Cash Flow Prior to Changes in Assets and
 Liabilities                                             $ 3,381    $ 6,797     $ 18,427  $ 19,896
                                                         -------    -------     --------  --------

    Changes in Assets and Liabilities:
      Receivables                                        $(2,201)   $ 1,529     $ (6,270) $ (1,918)
      Income Taxes Receivable                                  -        726        2,319         -
      Prepaid Expenses                                       636         83         (712)   (1,301)
      Inventories                                             28     (4,783)          64    (1,896)
      Accounts Payable                                    (1,275)     3,446       (6,933)   (1,630)
      Accrued Expenses                                     1,300      1,149          515       724
      Other, Net                                             295        112          398       146
                                                         -------    -------     --------  --------

Cash Flow from Changes in Assets and Liabilities         $(1,217)   $ 2,262     $(10,619) $ (5,875)
                                                         -------    -------     --------  --------

Net Cash Provided by Operating Activities                $ 2,164    $ 9,059     $  7,808  $ 14,021
                                                         -------    -------     --------  --------

Investing Activities:
    Capital Expenditures, Net                            $(5,319)   $(7,595)    $(16,174) $(17,306)
    Cash Portion of Acquisition and Related Costs           (507)         -         (507)        -
    Investment in Partnership                               (362)      (738)        (828)   (1,327)
    Distribution from Partnership                              -          -          374       375
    Other Long-Term Assets                                     5          7          263        29
                                                         -------    -------     --------  --------

Net Cash Used in Investing Activities                    $(6,183)   $(8,326)    $(16,872) $(18,229)
                                                         -------    -------     --------  --------

Financing Activities:
    Proceeds of Debt                                     $14,428    $    38     $ 44,511  $    112
    Payments to Settle Debt                              (13,050)      (407)     (42,664)   (1,120)
    Sale of Common Stock, Net of Repurchase                  538        399        2,388       805
                                                         -------    -------     --------  --------

Net Cash Provided by (Used in) Financing Activities      $ 1,916    $    30     $  4,235  $   (203)
                                                         -------    -------     --------  --------

Net Increase (Decrease) in Cash                          $(2,103)   $   763     $ (4,829) $ (4,411)

Cash and Cash Equivalents at Beginning of Period           3,090      6,756        5,816    11,930
                                                         -------    -------     --------  --------

Cash and Cash Equivalents at End of Period               $   987    $ 7,519     $    987  $  7,519
                                                         =======    =======     ========  ========

Supplemental Disclosure of Cash Flow Information:
    Subordinated Convertible Notes Issued for
     Acquisition                                         $ 8,189    $     -     $  8,189  $      -
    Cash Portion of Acquisition and Related Costs            507          -          507         -
                                                         -------    -------     --------  --------
    Total Consideration Paid for Acquisition (8)         $ 8,696    $     -     $  8,696  $      -
                                                         =======    =======     ========  ========


       The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION



The data for the three and nine months ended November 30, 1995 and 1994 have not been examined by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1995 Annual Report to Shareholders and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1996 presentation.

(1) During the nine month periods ending November 30, 1995 and 1994, the Company derived approximately 23.2% and 20.8%, respectively, of its net sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) During the third quarter of fiscal 1996, the Company provided $4,200 for the restructuring of its four product groups. The restructuring reserve includes projected costs related to severance, legal fees and other related costs. Cash related components represent approximately $3,900 with the remainder related to a writedown to net realizable value for purchased computer software as a result of the four product group structure. The Company expects to expend the entire reserve in the next six months.

(3) On June 16, 1994 the Board of Directors of the Company declared a stock dividend of one-half share per share of the Company's Common Stock, which was paid on July 28, 1994 to shareholders of record at the close of business on June 30, 1994. All share and per share data has been restated to retroactively reflect this stock dividend.

(4) Includes trade receivables due from the Partnership of $1,036 at November 30, 1995 and $799 at February 28, 1995.

(5) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized, 7,500,000 Designated Series A Junior Participating Preferred; None Issued.

(6) Common Stock, $.02 Par Value; 20,000,000 Shares Authorized; 16,046,393 Shares Issued and 15,357,745 Shares Outstanding at November 30, 1995 and 15,839,074 Shares Issued and 15,150,426 Shares Outstanding at February 28, 1995.

(7) Treasury Stock at Cost; 688,648 Shares at November 30, 1995 and February 28, 1995.

(8) On September 7, 1995, the Company purchased all of the outstanding capital stock of Solar-Gard International, Inc. ("SGI"). Consideration for the purchase, including transaction costs and subject to additional purchase price adjustments, was approximately $8.2 million in subordinated convertible notes ("Notes") and $.5 million in cash. As a result of the SGI acquisition, net tangible assets of $2.6 million, and goodwill and a non-compete agreement totalling $6.1 million were recorded in the Consolidated Balance Sheets. The acquisition has been accounted for under the purchase method of accounting and is included in the Consolidated Financial Statements of the Company since the date of acquisition. The Notes bear interest at a rate of 7% per annum. The Notes are convertible into shares of the Company's common stock at a conversion price of $24.27 per share. The Notes mature in five equal installments with one series of notes becoming due annually beginning on September 8, 1996.

Summarized Income Statement Information (Unaudited)
Walbridge Coatings, An Illinois Partnership





                                    Three Months Ended     Nine Months Ended
                                       November 30,           November 30,
(In thousands)                        1995       1994        1995      1994
----------------------------------  --------   --------    --------  --------


Net Revenues                        $ 16,266   $ 14,494    $ 49,420  $ 45,208

Gross Profit                        $    764   $    910    $  2,401  $  3,208

Income from Operations              $    164   $    305    $    595  $  1,422

Net Loss                            $   (246)  $   (238)   $   (750) $   (355)


NOTE: The Net Loss shown above does not directly correlate to the Equity in Results of Partnership shown in the Company's Statement of Income due to certain contractual allocation requirements of the Partnership. The Company's primary financial benefit from participation in the Partnership is in the form of revenues from operating the Walbridge, Ohio facility. These revenues are included in the Company's net sales.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended November 30, 1995


                        PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Sciences Corporation ("MSC" or "Company") operates in one business segment comprised of the following four product groups: laminates and composites, metallizing and coating, coil coating and electrogalvanizing. The following table provides a summary of net sales and the percent of net sales of MSC's product groups.



Net Sales Summary                       Quarter Ended November 30,
-----------------------        -----------------------------------------------
                                      1995                       1994
                               --------------------       --------------------
Product Group:                  Dollars    Percent         Dollars    Percent
                               ---------  ---------       ---------  ---------

  Laminates and Composites      $ 14,807      25.5%        $ 14,625      25.7%
  Metallizing and Coating          4,921       8.5%           3,431       6.0%
  Coil Coating                    24,807      42.8%          27,066      47.7%
  Electrogalvanizing              13,485      23.2%          11,676      20.6%
                               ---------  ---------       ---------  ---------
                                $ 58,020     100.0%        $ 56,798     100.0%
                               =========  =========       =========  =========




                                        Nine Months Ended November 30,
                               ----------------------------------------------
                                      1995                       1994
                               --------------------       --------------------
Product Group:                  Dollars    Percent         Dollars    Percent
                               ---------  ---------       ---------  ---------
  Laminates and Composites      $ 42,158      23.8%        $ 41,477      23.7%
  Metallizing and Coating         18,592      10.5%          17,741      10.1%
  Coil Coating                    75,332      42.5%          79,503      45.4%
  Electrogalvanizing              40,994      23.2%          36,314      20.8%
                               ---------  ---------       ---------  ---------
                                $177,076     100.0%        $175,035     100.0%
                               =========  =========       =========  =========



RESULTS OF OPERATIONS
---------------------


NET SALES

Net sales for the third quarter of fiscal 1996 increased 2.2% over the same period last year. Sales of laminates and composites grew 1.2%; metallizing and coating 43.4%; and electrogalvanizing 15.5%, while coil coating sales were 8.3% lower than the third quarter of fiscal 1995. For the nine-month period ended November 30, 1995, sales were 1.2% higher than the same period in fiscal 1995. Sales of laminates and composites grew 1.6%; metallizing and coating 4.8%; and electrogalvanizing 12.9%, while coil coating sales were 5.2% lower than the same period last year.

LAMINATES AND COMPOSITES

Sales of laminates and composites during the third quarter of fiscal 1996 grew 1.2% over the same quarter last year. The increase is mainly due to higher sales of disc brake noise damper material and higher sales of Polycore Composites(R) into non-automotive markets, offset by lower sales of Specular+(R). On a year-to-date basis, sales in this product group increased 1.6% over the same period in fiscal 1995 primarily due to increases in sales of disc brake noise damper material and non-automotive Polycore Composites, offset by shortfalls in Specular+ and automotive Polycore Composites.

METALLIZING AND COATING

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

Metallizing and coating sales for the three months ended November 30, 1995, were 43.4% higher than the same period in fiscal 1995. The primary reason for the increase was the inclusion of the sales of SGI since the date of acquisition.
In addition, higher solar control and safety window film sales were recorded both domestically due to a late season and internationally due to new product introductions. For the nine-month period ended November 30, 1995, metallizing and coating sales increased 4.8% mainly due to the SGI acquisition, offset in part by the slow start of the selling season due to poor weather.

COIL COATING

Coil coating sales during the third quarter of fiscal 1996 decreased 8.3% from the same quarter last year. The sales decline was due to a general decrease in sales in most of the Company's product categories including truck trailer, lighting, heating and air conditioning and fuel tanks. Partially offsetting the decrease, was a significant increase in clutch plates sold as a "package".

Package sales include both coating and metal components. During the first nine months of fiscal 1996, sales were down 5.2% from the same time period last year. The decrease is attributable to customer inventory hedging due to a 52-day shutdown during the fourth quarter last year at the Company's Middletown, Ohio operation, and a general decrease in sales in most of the Company's product categories, offset, in part, by increased clutch plate sales.

ELECTROGALVANIZING

MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("Bethlehem") and Inland Steel Industries, Inc. ("Inland"). MSC's net sales for electrogalvanizing consist of various fees charged to the Partnership for operating the facility. Bethlehem and Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 23.2% and 20.8% of the Company's net sales in the first nine months of fiscal 1996 and 1995, respectively. The profitability for operating the facility is comparable to the Company's overall operating results. Under the equity method of accounting, the Company includes its portion of the Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement.

MSC's electrogalvanizing sales in the third quarter of fiscal 1996 increased by 15.5% over the third quarter last year. Electrogalvanizing volume grew 17.3% to 113,980 tons in the three months ended November 30, 1995, from the 97,165 tons in the same period last year. Higher volume was the result of taking the electrogalvanizing's annual maintenance shutdown in the second quarter versus the third quarter in the previous year. On a year-to-date basis, sales increased 12.9% and volume increased 6.0% to 340,062 tons from 320,725 tons over the same period in the prior fiscal year. The increase in sales resulted primarily from the continuing shift to higher value-added electrogalvanized and coil coated materials, as well as improved pricing.

The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at 75% and 25%, respectively. During the first nine months of fiscal 1996, Inland utilized only 11% of available production line time rather than its full 25%. Bethlehem and other customers utilized this additional available line time. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 25% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could eventually be replaced by additional volume from Bethlehem and other customers.

GROSS PROFIT

The Company's gross profit margin was 25.1% in the third quarter of fiscal 1996 as compared to 29.5% in the same period last year. For the nine months ended November 30, 1995, the Company's gross profit margin was 26.4% versus 27.1% last year. This decrease was due to lower line utilization, product mix and competitive pricing pressure, offset, in part, by improved manufacturing efficiencies and continuing productivity gains resulting from capital expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses, including the restructuring charge, increased to 24.4% of sales in the third quarter of fiscal 1996 from 16.5% of sales in the same period last fiscal year. SG&A expenses in the third quarter of fiscal 1996 include a $4.2 million charge for the restructuring of the Company's four product groups. During the first nine months of fiscal 1996, SG&A expenses increased to 18.2% of sales from 15.3% of sales for the same period in fiscal 1995. The increase in SG&A expenses is due to the restructuring charge during the third quarter along with increased SG&A expenses as a result of the SGI acquisition. As a result of the restructuring, the Company expects to generate annual savings of approximately $4.0 million. These savings will positively impact both the Company's gross margin and SG&A expenses.

TOTAL OTHER (INCOME) EXPENSE, NET AND INCOME TAXES

Total other (income) expense, net was income of $.2 million and $.6 million during the third quarter and first nine months of fiscal 1996 versus income of $.2 million and $.8 million, respectively in fiscal 1995. MSC's effective income tax rate was approximately 38.5% during the first nine months of fiscal 1996 and fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the third quarter of fiscal 1996, MSC generated $2.2 million of cash from operating activities compared to $9.1 million in the third quarter last year.
On a year-to-date basis, operating activities generated $7.8 million of cash versus $14.0 million in the same period of fiscal 1995. The decrease in cash generation is due mainly to the decrease in net income, the timing of vendor payments of accounts payable and higher accounts receivable, offset, in part, by higher accrued expenses due to the restructuring reserve.

MSC's capital expenditures during the third quarter and first nine months of fiscal 1996 were $2.3 million and $1.1 million lower than those of the same periods last year, respectively. The cash flow from investment in partnership, net of distributions, was a negative $.4 million for the third quarter of fiscal 1996 and negative $.5 million for the first nine months of fiscal 1996, as compared to a negative $.7 million and negative $1.0 million in the same periods last year, respectively.

MSC's long-term debt, less current portion increased $9.6 million mainly due to the SGI acquisition and borrowings on MSC's unsecured line of credit, offset, in part, by normally scheduled debt amortization. The Company maintains a $25 million unsecured line of credit which expires August 31, 1998. There was $2.6 million outstanding under this line of credit at November 30, 1995 versus no balance outstanding at February 28, 1995. The Company has executed letters of credit totalling $4.9 million against this line leaving an available line of credit of $17.5 million at November 30, 1995. In addition, on December 19, 1995, the Company entered into a separate financing arrangement with a second banking source for an additional $25 million unsecured line of credit and will be used if necessary for acquisitions or general corporate purposes as needed. The Company believes that its cash flow from operations, together with available financing (including an increase in the line of credit if required), and cash on hand will be sufficient to fund its working capital needs, capital expenditure program and debt amortization.

The Company has a capital lease obligation, which was $7.3 million as of November 30, 1995, relating to a facility which the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $4.3 million) of $8.5 million in Partnership financing loans from third parties at November 30, 1995.

MSC continues to participate in the implementation of settlements with the government for clean up of various Superfund sites. For additional information, refer to MSC's Form 10-K for the fiscal year ended February 28, 1995.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 30, 1995



                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)(27)      Financial Data Schedule

     (b)     Reports on Form 8-K
             -------------------

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 9th day of January, 1996.



                                       MATERIAL SCIENCES CORPORATION

                                             By:  /s/ G. Robert Evans
                                                 ------------------------------
                                                   G. Robert Evans
                                                   Chairman and
                                                   Chief Executive Officer


                                            By:  /s/ William H. Vrba
                                                 ------------------------------
                                                   William H. Vrba
                                                   Senior Vice President,
                                                   Chief Financial Officer,
                                                   and Secretary

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