Form 10-K
period 1996-02-29
MATERIAL SCIENCES CORP
filed 1996-05-28
CIK 755003

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended:  February 29, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ________ to _________

Commission file number:  1-8803

                         MATERIAL SCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                         95-2673173
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)

       2300 EAST PRATT BOULEVARD
       ELK GROVE VILLAGE, ILLINOIS                  60007
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:   847-439-8270

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
     Title of each class                 on which registered
     -------------------                ---------------------

Common Stock, $.02 par value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

     The aggregate market value of the voting stock of the registrant held by shareowners (not including any voting stock owned by directors or officers of the registrant (such exclusion shall not be deemed an admission that any such person is an affiliate of the registrant)) of the registrant was approximately $250,197,000 at April 26, 1996 (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

     At April 26, 1996, the registrant had outstanding an aggregate of 15,396,750 shares of its Common Stock.

                      Documents Incorporated by Reference

     Portions of the following documents are incorporated herein by reference into the indicated Part of this Form 10-K:

                                                    Part of Form 10-K
     Document                                       into which incorporated
     --------                                       -----------------------

     Registrant's 1996 annual                       Parts I, II, IV
     report to shareowners

     Registrant's proxy                             Part III
     statement for the Annual
     Meeting of Shareowners to
     be held on June 20, 1996

                                     PART I

ITEM 1.  BUSINESS
- ------   --------

Introduction
- ------------

     Material Sciences Corporation (unless otherwise indicated by the context, including its subsidiaries, "MSC" or the "Company") develops, manufactures, and markets continuously processed, coated, and laminated materials. These materials are divided into four product groups: laminates and composites; specialty films (the new name for metallizing and coating); coil coating; and electrogalvanizing. The Company's materials are used in motor vehicles, building products, appliances, office equipment, furniture, lighting products, packaging, and a wide range of other products. MSC develops proprietary value-added materials and processes to meet specific customer and market requirements and believes it has achieved product or technological leadership in each of its four product groups.

     Customers generally benefit from the energy savings and environmental advantages of MSC's manufacturing processes and products. In the laminates and composites product group, and the specialty films product group, the Company is primarily a manufacturer and marketer of its own proprietary products. In the coil coating product group and electrogalvanizing product group, MSC generally acts as a "toll coater" by processing its customers' metal for a fee, without taking ownership of the metal.

     Headquartered near Chicago, the Company, through its MSC Pre Finish Metals Inc., f/k/a Pre Finish Metals Incorporated ("PFM"), MSC Specialty Films Inc., f/k/a/ Deposition Technologies, Inc. ("MSCSF"), MSC Laminates and Composites Inc. ("MSCLC"), and MSC Walbridge Coatings Inc., f/k/a Pre Finish Metal (EG) Incorporated ("MSCWC") subsidiaries, operates seven manufacturing plants. PFM operates two facilities in Elk Grove Village, Illinois, one facility in Morrisville, Pennsylvania, and one facility in Middletown, Ohio. MSCWC, a subsidiary of PFM, operates a facility in Walbridge, Ohio on behalf of Walbridge Coatings, an Illinois Partnership (the "Partnership"), formed among MSCWC, Inland Steel Industries, Inc. ("Inland") and Bethlehem Steel Corporation ("Bethlehem" or "BSC"). MSCSF operates a thin film sputter-deposition metallizing, coating, and laminating facility in San Diego, California. MSCLC operates one facility in Elk Grove Village, Illinois, in conjunction with PFM.

     Additional information concerning certain transactions and events is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 annual report, which is incorporated herein by reference.

     MSC, a Delaware corporation, was founded in 1971 and has been a publicly traded company since 1984. The principal executive offices of the Company are located at 2300 East Pratt Boulevard, Elk Grove Village, Illinois 60007, and its telephone number at that address is (847) 439-8270.

Laminates and Composites
- ------------------------

     Laminates and composites combine layers of steel or other metals with layers of polymers or other materials to achieve specific properties, such as noise and vibration reduction, thermal insulation or high reflectivity in lighting. These products consist of functionally engineered materials that are designed to meet specific customer requirements. Products in this group largely result from the Company's research and development efforts and the proprietary equipment and processes designed and implemented by its engineering and manufacturing organizations. The Company supplies its laminates and composites to a variety of markets both in the United States and internationally. The majority of these products are used in the automotive, lighting, and appliance industries. The major products in this product group are Polycore Composites(R), disc brake noise dampers, and Specular+(R).

     Polycore Composites are multilayer composites consisting of various metals, adhesives, and other components, typically consisting of metal outer skins surrounding a thin viscoelastic core material. Polycore Composites are engineered to meet a variety of needs. The Company believes it is a leader in developing and manufacturing continuously processed coated materials that reduce noise and create thermal barriers. The automotive industry is the largest market for metal composites, which are being used to replace solid sheet metal parts, including oil pans, valve covers, front engine covers and heat shields. Polycore Composites are also being evaluated for use in dash panels, floor pans, and other internal components in order to help reduce road noise. Polycore Composites are also found in a number of other products, including lawn mower engines, air conditioners, computer disk drive covers, and appliances, and numerous other uses are under evaluation.

     The disc brake noise damper market developed as manufacturers moved to asbestos-free brake linings. The increased brake noise these linings produce can be virtually eliminated by the composite materials pioneered by the Company. The Company believes it has a 50% share of the domestic disc brake noise dampers original equipment market. The Company also believes it is a significant supplier to the emerging domestic aftermarket, which it estimates will grow to be at least three times as large as the domestic original equipment market. Disc brake noise damper sales for the 1996 fiscal year set another record as a result of increased sales to General Motors Corporation ("General Motors"), Ford Motor

Company and Chrysler Corporation, and due to further penetration into the disc brake aftermarket.

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

     The market for laminate and composite materials is competitive, both domestically and internationally. There are competitors in each product market served by the Company, some of which have greater resources than the Company. The Company believes, however, that its technology, product development capability, technical support, and customer service place it in a strong competitive position in this market.

Specialty Films
- ---------------

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

     The Company's specialty films sales consist principally of solar control and safety window films for use in the automotive aftermarket and building applications. The Company sells these products through SGI and four independent distributors. The Company believes there are significant growth opportunities in the building market, since there is currently low market penetration and industrial, commercial, and residential building owners are becoming more familiar with the benefits of solar control and safety window films. Solar control window films can lower energy bills year-round by reducing heat penetration in the summer and retaining residual warmth in the winter. They also reject ultraviolet light, thereby eliminating the damage it causes. In commercial environments, window film generally improves productivity by reducing glare and heat generation. Safety films offer security by making glass shatter-resistant.

     This product group includes the silver-sputtered, coated film used in Specular+, although intercompany sales of such film are excluded from this product group's sales. The Company has developed other products for the high reflective fluorescent lighting market. In addition, the Company participates in the microwaveable food packaging market with its Insceptor(R) film products that offer precise control of heating, browning and crisping of food during the cooking process. The Company has established agreements with rigid and flexible packaging companies to supply certain customers in the domestic market. This product group also includes security seals, which are used in tamper-evident packaging and anti-counterfeit measures.

     In September 1995, MSC acquired all of the outstanding capital stock of Solar-Gard International, Inc. ("SGI"). Headquartered in Largo, Florida, SGI was the largest independent distributor of professionally installed solar control window film products in the world prior to the acquisition. It was also MSC's largest distributor, with a relationship going back to 1980. SGI had eight wholly owned distribution centers across the United States, one center in each of Canada and England, and a joint venture operation in Singapore at the time of acquisition and subsequent to the acquisition, SGI has expanded in California (two distribution centers) and Florida (Latin American export center). SGI currently distributes products in over sixty countries.

     During the first quarter of fiscal 1997, the Company entered into an agreement to purchase certain assets of a distributor of solar control and safety window film products with operations primarily in the Western United States and throughout the world. The Company anticipates this transaction will be completed during the first quarter of fiscal 1997.

     MSC believes that there are four major domestic companies producing competitive specialty film materials in addition to the Company. Some of these competitors have greater resources than the Company, including patented technology. The Company competes on the basis of a number of factors, including product performance and quality, completeness of product offering, new product development capabilities, service, and price. The Company believes that it is competitive in these areas.

Coil Coating
- ------------

     The Company believes that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. This continuous, highly automated, high-speed process applies coatings to wide coils of metal. In the process, sheet metal is unwound from a coil, cleaned, chemically treated, coated, oven-cured, and rewound into coils for shipment to manufacturers that fabricate the coated metal into finished products that are sold into a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. Through techniques such as printing, embossing and striping, special finishing effects can also be created. The finished product (i.e. prepainted or coil coated metal) is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. The Company generally acts as a "toll coater" by processing coils for steel mills, or their customers, without taking ownership of the metal. The Company charges by weight or surface area processed.

     The Company's coil coated products are used by manufacturers in building products, heating and air conditioning, fuel tanks, lighting, truck trailer, above-ground swimming pools, and other products. The Company's strategy in its coil coating business has been to produce high-volume competitive coated products at low cost, as well as to identify, develop and produce specialty niche products meeting specific customer requirements. The Company also offers proprietary products such as Weldrite(R), a weldable coating; Enduratex(R), an embossed plastisol coated material capable of being stained to simulate the look of wood; and ER6, a patented high temperature non-stick coating designed for bakeware and cookware products.

     Coil coating technology reduces the environmental impact of painting and reduces manufacturers' energy needs. In coil coating processes, over 95% of the coating material is applied, in contrast with the significant waste from "overspray" typical in post-fabrication painting. The energy required to cure coil coated metal is substantially less than that required by other coating methods. These savings are achieved because of high-speed material processing and because 90% to 95% of the coatings' volatile organic compounds are recycled back into the curing ovens and used as fuel.

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

     The coil coating process competes with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping and brushing. The Company believes that coil coating accounts for approximately 10% of all the sheet metal now being coated. The Company expects that, although there can be no assurance in this regard, the market penetration of coil coated metal will increase as a result of more stringent environmental regulation and the energy efficiency, quality, and cost advantages provided by prepainted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations. The Company estimates that there are approximately 85 companies operating coil coating lines in North America. The Company believes it is one of the largest coil coaters, with approximately 14% of the total tons processed in the United States in calendar 1995. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of quality, price, customer service, technical support, and product development capability.

Electrogalvanizing
- ------------------

     Electrogalvanized ("EG") steel is the primary corrosion resistant steel product used in automobile and light truck bodies. Significant domestic demand for EG steel started in 1985 and is estimated to have been 3.4 million tons in calendar 1995. The Company believes that demand will continue to grow as automobile manufacturers respond to consumer demands for longer warranty protection against rust and, to a lesser extent, due to increased applications for EG steel in the appliance and other non-automotive industries.

     MSC participates in the electrogalvanizing market through its 50% financial interest in and role as operator of the Partnership. The term of the Partnership ends on June 30, 1998. Through the Partnership, MSC electrogalvanizes zinc and zinc-alloy coatings and applies organic coatings onto sheet metal. There is growing demand by the automotive industry for a full complement of products such as zinc-nickel, zinc-nickel with a thin organic coating, and other organic coated zinc-nickel products such as fuel tanks that offer additional protection against corrosion. As a result, a shift from pure zinc to differentiated materials has commenced. These newer materials are particularly in demand by Japanese automakers in the United States -- currently among the end-use customers for the Partnership's services. The Partnership's facility is the only facility in North America capable of meeting, in a single pass through its line, the demand for this full complement of products.

     Sales to the Partnership represented 23%, 22% and 24% of MSC's net sales in fiscal 1996, 1995 and 1994, respectively. MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Such fees are the predominant financial return to MSC from its participation in the Partnership. There are both fixed fees (for selling, general and administrative expenses, a portion of the financing, taxes, and insurance) and variable fees based on production volumes (for the balance of the financing, operating expenses, and profit). The Company pays the actual costs of operating the facility, so the overall profitability of its participation in the Partnership depends on its skill and efficiency. The operating expense portion of the variable fee is based on standard costs, which may be adjusted to reflect matters beyond the Company's control, upon agreement of the partners or informal arbitration. The fees charged to Bethlehem and Inland by the Partnership for services fund the standard operating costs of the Partnership (including the Company's per ton profit allowance) and, at a defined contractual production volume, all of the Partnership's financing costs. At lesser levels of production, the Company is obligated to fund a portion (not to exceed 50%) of the Partnership's financing costs.

     Bethlehem and Inland are two of the major suppliers of sheet steel to the U.S. automobile industry. The orders for the Partnership's toll coating services are primarily and independently generated by Bethlehem and Inland for their respective customers, although the Partnership may also accept orders from outside parties to the extent of available capacity and production schedules. Historically, third party sales have not been significant. The sales and marketing responsibilities of the Partnership are currently split between Bethlehem and Inland at 77% and 23%, respectively. In addition to Bethlehem's historic production at the facility, BSC transferred its in-house electrogalvanizing production from its Burns Harbor facility to the Partnership in fiscal 1996. During fiscal 1996, Inland utilized only 10% of available line time; Bethlehem and other customers utilized the balance of Inland's available line time. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 23% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a continued reduction in Inland's line time requirements could be replaced by additional volume from Bethlehem and other customers.

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

International
- -------------

     The Company believes that significant opportunities exist internationally, particularly for the Company's disc brake noise damper products, Polycore Composites, Specular+, and solar control and safety window film. As a percent of net sales, direct export sales represented 8%, 8% and 7% in fiscal 1996, 1995 and 1994, respectively.

     The Company has certain distribution agreements and licensing and royalty agreements with agents and companies in Europe, Latin America, and the Far East that cover disc brake noise dampers, Polycore Composites, and lighting products. These agreements provide the Company with opportunities for market expansion in those geographic areas.

     Approximately 38% of the specialty films' products are sold to export markets directly or through domestic distributors. The Company believes that export shipments will continue to grow with the acquisition of SGI and as emerging markets increasingly realize the energy saving and ultraviolet light blocking benefits this product provides.

     The Company is pursuing a variety of other business relationships, including direct sales, distribution agreements, licensing, and other forms of partnering, to increase its international sales and expand its international presence.

Marketing and Sales
- -------------------

     The Company markets its laminates and composites and coil coating products, services and technologies primarily through its in-house sales organization and also through independent distributors, agents and licensees. The Company focuses its sales efforts on manufacturers, but also sells to steel mills and their intermediaries, metal service centers, and metal brokers. Bethlehem and Inland are the primary marketing partners for electrogalvanized steel. The Company sells its specialty films' products primarily through SGI and to other domestic and international distributors. All of the Company's selling activities are supported by technical service departments that aid the customer in the choice of available materials and their use in the customer's manufacturing process.

     The Company estimates that customers in the transportation industry were the end-users for approximately 53%, 52% and 52% of MSC's net sales in fiscal 1996, 1995 and 1994, respectively. The Company's direct sales to General Motors were in excess of 5% during each of the last three fiscal years. In addition, the Company believes that it has significant indirect sales to General Motors in its coil coating and electrogalvanizing product groups. Due to concentration in the automobile industry, the Company believes that sales to other individual automobile companies, including indirect sales, are significant.

     On June 30, 1993, the Company acquired the assets of a coil paint facility owned by AK Steel Corporation ("AKS"), in Middletown, Ohio. The Company also entered into a tolling agreement in which MSC agrees to provide AKS with coil coating and other ancillary services from the facility of up to approximately 75% of the facility's capacity for 10 years. The balance of capacity is being marketed by the Company's sales force and shifting production from other MSC plants that, at times, reach their capacity. AKS represented 8%, 10% and 8% of MSC's net sales in fiscal 1996, 1995 and 1994, respectively.

     The Company's backlog of orders as of February 29, 1996, was approximately $49.9 million, all of which is expected to be filled during the remainder of the current fiscal year. The Company's backlog was approximately $43.6 million as of February 28, 1995.

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

Environmental Matters
- ---------------------

     The Company is subject to federal, state and local environmental laws. As a result of these laws, the Company has incurred, and will continue to incur in the future, significant capital expenditures and operating costs and charges. The Company is involved in two Superfund sites located in Gary and Kingsbury, Indiana. Although the ultimate cost of the Company's share of necessary cleanup expenses is not yet known, the Company believes that it is adequately reserved for environmental matters given the information currently available. See Note 6 of the Notes to the Consolidated Financial Statements entitled "Environmental and Legal Matters," on pages 28 and 29 of the annual report, which is incorporated by reference herein. The Company cannot predict the impact of new or changed laws or regulations.

     The Company believes it operates its facilities and conducts its business in all material respects in accordance with all environmental laws presently applicable to its facilities. The Company spent approximately $0.7 million in fiscal 1996, and has budgeted approximately $1.1 million during fiscal 1997, for maintenance or installation of environmental controls at the Elk Grove Village, Illinois; Walbridge, Ohio; Morrisville, Pennsylvania; Middletown, Ohio; and San Diego, California facilities. See Item 3 "Legal Proceedings" below.

Research and Development
- ------------------------

     Management estimates that it spent approximately $6.7 million in fiscal 1996, $5.4 million in fiscal 1995 and $4.0 million in fiscal 1994 for product and process development activities.

     While it considers its various patents, licenses and trademarks to be important, it does not believe that the loss of any individual patent, license, or trademark would have a material adverse effect upon its business.

Employees
- ---------

     At February 29, 1996, the Company had 882 full-time employees. Of these, approximately 611 were engaged in manufacturing, 116 in marketing and sales, 103 in administrative and clerical positions, and 52 in process and product development.

     The employees at the San Diego, California; Walbridge, Ohio; and SGI facilities are not represented by a union. Hourly manufacturing employees at Elk Grove Village, Illinois;

Morrisville, Pennsylvania; and Middletown, Ohio, are covered by separate union contracts expiring in February 2002, November 2000, and October 1997, respectively. The Company believes that its relations with its employees are good.



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                      -----------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of April 26, 1996 are as follows:

                                        Position and
        Name                  Age     Year First Elected
        ----                  ---     ------------------

G. Robert Evans...............64      Chairman and Chief Executive Officer, MSC
                                      since July 1991; previously Chairman,
                                      President, and Chief Executive Officer,
                                      MSC since February 1991.

Gerald G. Nadig...............51      President and Chief Operating Officer, MSC
                                      since July 1991; previously President
                                      and Chief Operating Officer, PFM since
                                      1990; previously Executive Vice President,
                                      PFM since 1989.

William H. Vrba...............64      Senior Vice President, Chief Financial
                                      Officer, and Secretary, MSC since
                                      July 1991.

Frank D. Graziano.............63      Senior Vice President, Technology, MSC
                                      since July 1991; previously Senior
                                      Vice President, Research and Development,
                                      PFM since 1990; previously Senior Vice
                                      President, Marketing, Research and
                                      Development, PFM since 1988.

Anton F. Vitzthum.............61      Senior Vice President, Manufacturing, MSC
                                      since March, 1994; previously Senior
                                      Vice President, Operations, PFM since
                                      1990; previously Vice President,
                                      Manufacturing, PFM since 1984.

Frank J. Lazowski, Jr. .......56      Vice President, Human Resources, MSC since
                                      July 1991; previously Vice President,
                                      Human Resources PFM since 1988.

Robert J. Mataya..............53      Vice President, Business Planning and
                                      Development, MSC since July 1991;
                                      previously

                                           Vice President, Business Planning
                                           and Development, PFM since 1990;
                                           previously Vice President, Marketing,
                                           PFM since 1986.

James J. Waclawik, Sr. .......37           Vice President and Controller, MSC
                                           since July 1991; previously Vice
                                           President and Controller, PFM since
                                           1989; previously Controller PFM
                                           since 1988.

David A. Fletcher.............42           President and Chief Operating
                                           Officer,MSCSF since September 1993;
                                           previously Vice President, Research
                                           and Development, MSCSF since 1989.

     During the past five years, Messrs. Evans, Nadig, Vrba, Graziano, Vitzthum, Lazowski, Mataya, Waclawik, and Fletcher have been employed in management capacities by the Company.

     Mr. Evans serves as a director of Consolidated Freightways, Inc., Fiberboard Corporation, and Swift Energy Company.



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                      -----------------------------------

ITEM 2.   PROPERTIES
- -------   ----------

     The Company owns or leases facilities with an aggregate of approximately 1,126,000 square feet of space. The Company considers all of such facilities to be in good operating condition. In addition to the principal physical properties used by the Company in its manufacturing operations as summarized in the table below, the Company leases numerous sales and administrative offices pursuant to short term leases.



                                     Approximate
                                       Area in       Lease Expiration
Location                             Square Feet       (or Ownership)
- --------                             -----------     -----------------

Elk Grove Village, Illinois
  Plant No. 1                             58,000      Owner
Elk Grove Village, Illinois
  Plant No. 2                            205,000      Owner
Elk Grove Village, Illinois
  Plant No. 3                            152,000      Owner
Morrisville, Pennsylvania                121,000      Owner
Middletown, Ohio                         170,000      Owner
San Diego, California                     65,000      February 2002
Walbridge, Ohio                          311,000      June 2003/(1)/


- -------------------

(1) The lease is renewable, at the Company's option, for additional periods totaling 25 years. Since April 1, 1986, this facility has been subleased to the Partnership and the sublease is scheduled to expire on June 30, 1998 (see "Electrogalvanizing").

ITEM 3.  LEGAL PROCEEDINGS
- ------   -----------------

     See Note 6 of the Notes to Consolidated Financial Statements entitled "Environmental and Legal Matters," on pages 28 and 29 of the annual report, which is incorporated by reference herein. In May 1996, the lawsuit with a former distributor of solar control and safety window film referenced in Note 6 was settled and the lawsuit was dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS
- ------   --------------------------------------------------

     There were no matters submitted to the Company's security owners during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
- ------   AND RELATED SHAREOWNER MATTERS
         -----------------------------------------


     The Company's Common Stock, $.02 par value, is listed on the New York Stock Exchange under the symbol "MSC." The table below sets forth, by fiscal quarter, the high and low sales prices of the Company's Common Stock during its past two fiscal years. Sales prices for the first quarter of fiscal 1995 have been retroactively adjusted to give effect to the one-half share per share dividend declared and paid in the second quarter of fiscal 1995.



                   Fiscal     Fiscal
                    Year      Quarter   High       Low
                   ------     -------   ------     -------
                    1996        1st     19 3/4     15 1/2
                                2nd     22 3/8     16 3/4
                                3rd     19 3/8     12 1/8
                                4th     15         12 5/8

                    Fiscal    Fiscal
                     Year     Quarter   High       Low
                   -------    -------   ------     ------

                    1995        1st     17 3/4     14 3/8
                                2nd     17 1/2     14 7/8
                                3rd     17 1/4     14 1/8
                                4th     17 1/8     13 3/4

     There were 1,143 owners of record of the Company's Common Stock at the close of business on April 26, 1996. MSC has not paid cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company's business. If business circumstances should change, the Board of Directors may declare, and instruct the Company to pay, cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA
- ------   -----------------------

     Reference is made to the information found under the caption "Selected Financial Data" on pages 34 and 35 of the annual report, which is incorporated by reference herein.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- ------   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

     Reference is made to the information found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 23 of the annual report, which is incorporated by reference herein.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

    (a) The Consolidated Statements of Income for the years ended February 29, 1996, February 28, 1995 and February 28, 1994, Consolidated Balance Sheets as of February 29, 1996 and February 28, 1995, Consolidated Statements of Cash Flows for the years ended February 29, 1996, February 28, 1995 and February 28, 1994, Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, set forth on pages 24 through 33 and page 19 of the annual report, are incorporated by reference herein.

    (b)  The unaudited selected quarterly financial data which is referred to in
Item 8(a) above and is set forth in Note 14 of the Notes to Consolidated Financial Statements under the caption "Summary of Quarterly Data (Unaudited)" on page 33 of the annual report is incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ------   ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------   --------------------------------------------------

     Reference is made to the information found under the caption "Election of Directors" on pages 2 through 4 of the Company's proxy statement for the 1996 annual meeting of shareowners (the "proxy statement"), all of which is incorporated by reference herein, for information on the directors of the Company. Reference is made to Part I of this report for information on the executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION
- -------- ----------------------

     Reference is made to the information under the captions "Compensation of Executive Officers", "Compensation and Organization Committee Report", "MSC Performance Graph", "Employment and Other Agreements", and "Employee and Other Plans" on pages 7 through 14 of the proxy statement, all of which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
- -------  HOLDERS AND MANAGEMENT
         ----------------------------------------

     Reference is made to the information set forth on pages 5 and 6 of the proxy statement, all of which is incorporated by reference herein, except that the table on page 5 is hereby amended to reflect that as of April 26, 1996 (i) the number of shares beneficially owned by A.F. Vitzthum is 91,550 shares for a total of 113,475 and (ii) the number of shares beneficially owned by all officers and directors as a group is 699,648 shares for a total of 1,183,423, which represents 7.7% of the Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------   ----------------------------------------------

     There were no relationships or related transactions requiring disclosure in fiscal 1996.

                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                      -----------------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
- -------   REPORTS ON FORM 8-K
          --------------------------------------------

    (A) FINANCIAL STATEMENTS AND SCHEDULES OF THE COMPANY

          I Financial Statements of the Company. Incorporated herein by reference to pages 24 through 33 and page 19 of the Company's annual report.

               (i) Consolidated Statements of Income for the years ended
                   February 28 or 29, 1996, 1995 and 1994
              (ii) Consolidated Balance Sheets - February 29, 1996 and
                   February 28, 1995
             (iii) Consolidated Statements of Cash Flows for the years
                   ended February 28 or 29, 1996, 1995 and 1994
              (iv) Notes to Consolidated Financial Statements
               (v) Report of Independent Public Accountants

          II       Supplemental Schedules
                   ----------------------

               (i) Report of Independent Public Accountants with respect to
                   Supplemental Schedules to the Financial Statements
              (ii) Schedule II - Reserve for Receivable Allowances and
                   Deferred Tax Asset Valuation Allowance

     All other schedules have been omitted, since the required information is not significant, is included in the financial statements or the notes thereto, or is not applicable.

          (c)  EXHIBITS

Exhibit
Number     Description of Exhibit
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

Exhibit
Number    Description of Exhibit
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

3(b)      Amendment to Registrant's Certificate of Incorporation.(2)

3(c)      Amendment to Registrant's Certificate of Incorporation.(4)

3(d) Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.(4)

3(e)      Registrant's By-laws, as amended.(6)

4(a) Credit Agreement dated as of September 1, 1994, between Material Sciences Corporation and Bank of America Illinois.(5)

4(b) First Amendment to Rights Agreement dated as of April 21, 1994 by and between Material Sciences Corporation and Mellon Securities Trust Company.(9)

4(c) First Amendment to Credit Agreement dated as of September 5, 1995, by and between Material Sciences Corporation and Bank of America Illinois.

4(d) Money Market Demand Note (Fixed and Floating Rate Corporation) dated December 20, 1995 executed by Material Sciences Corporation in favor of The Northern Trust Company in the aggregate principal amount of $25,000,000.

Exhibit
Number    Description of Exhibit
- -------   ----------------------

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

10(c)     Material Sciences Corporation Employee Stock Purchase Plan.(6)

10(d)     Material Sciences Corporation 1985 Stock Option Plan for Key
          Employees.(6)

10(e)     Material Sciences Corporation 1985 Stock Option Plan for Directors.(6)

10(f) Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(7)

10(g) Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(6)

10(h)     Material Sciences Corporation 1991 Stock Option Plan for Directors.(6)

10(i)     Material Sciences Corporation Directors Deferred Compensation Plan.(6)

10(j) Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.

10(k) Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(6)

Exhibit
Number    Description of Exhibit
- -------   ----------------------


10(l) Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10(m) First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(3)

10(n) Sublease dated as of May 30, 1986, between Pre Finish Metals Incorporated and Walbridge Coatings, An Illinois Partnership.(3)

10(o) Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(3)

10(p) Note Purchase Agreement dated as of May 30, 1986, between Material Sciences Corporation and Creditanstalt-Bankverein (New York Branch).(3)

10(q) Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(3)

10(r) Term Loan Agreement dated as of July 23, 1986, among Walbridge Coatings, An Illinois Partnership, Creditanstalt-Bankverein (New York Branch) and The Toledo Trust Company, including the related guaranties by Material Sciences Corporation and Pre Finish Metals
          Incorporated.(3)

10(s) Amendment No. 1 to Term Loan Agreement dated as of March 31, 1987, among Walbridge Coatings, An Illinois Partnership, Creditanstalt-Bankverein (New York Branch) and The Toledo Trust Company.(3)

Exhibit
Number         Description of Exhibit
- -------        ----------------------

10(t) Amended and Restated Credit Facility Agreement dated as of July 23, 1986, between Walbridge Coatings, An Illinois Partnership, and Creditanstalt-Bankverein, including the related guaranties by Material Sciences Corporation and Pre Finish Metals Incorporated.(3)

10(u) Amendment and Consent Agreement dated as of April 23, 1992, among Walbridge Coatings, An Illinois Partnership, Bethlehem Steel Corporation, EGL Steel, Inc., Inland Steel Industries, Inc., Inland Steel Company, Inland Steel Electrogalvanizing Corporation, Material Sciences Corporation, Pre Finish Metals Incorporated, Pre Finish Metals (EG) Incorporated, and Creditanstalt-Bankverein, amending the Term Loan Agreement dated as of July 23, 1986, as amended on March 31, 1987, and amending the Amended and Restated Credit Facility Agreement dated as of July 23, 1986, including the related guaranties by Material Sciences Corporation and Pre Finish Metals Incorporated.(7)

10(v) Form of Standstill Agreement dated as of January 29, 1986, among Material Sciences Corporation, Richard L. Burns and Joyce Burns.(6)

10(w) Rights Agreement dated as of June 17, 1986, between Material Sciences Corporation and Continental Illinois National Bank and Trust Company of Chicago.(6)

10(x) Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(7)

10(y) Supplemental Retirement Agreement dated as of December 28, 1992 between Material Sciences Corporation and William H. Vrba.(8)

10(aa) Letter Agreement dated as of May 8, 1991 between Material Sciences Corporation and William H. Vrba. (8)

Exhibit
Number         Description of Exhibit
- -------        ----------------------

11             Computation of net income per share.

13 Annual Report to Shareowners. (Except as specifically incorporated herein by reference, this document shall not be deemed "filed" as a part of this Form 10-K Annual Report.)

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

                         MATERIAL SCIENCES CORPORATION

                 By: /s/  G. Robert Evans
                     -----------------------------------------
                          G. Robert Evans
                          Chairman and Chief Executive Officer

Date:  May 28, 1996

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on May 28, 1996.

        Signature               Title
        ---------               -----

/s/ G. Robert Evans           Chairman and Chief Executive
- --------------------------    Officer, and Director (Principal
    G. Robert Evans           Executive Officer)


/s/ William H. Vrba           Senior Vice President, Chief
- --------------------------    Financial Officer, and Secretary
    William H. Vrba           (Principal Financial Officer)

/s/ James J. Waclawik, Sr.    Vice President and Controller
- --------------------------    (Principal Accounting Officer)
    James J. Waclawik, Sr.

/s/ Jerome B. Cohen           Director
- --------------------------
    Jerome B. Cohen

/s/ Roxanne J. Decyk          Director
- --------------------------
    Roxanne J. Decyk

/s/ Eugene W. Emmerich        Director
- --------------------------
    Eugene W. Emmerich

/s/ E. F. Heizer, Jr.         Director
- --------------------------
    E. F. Heizer, Jr.

/s/ J. Frank Leach            Director
- --------------------------
    J. Frank Leach

/s/ Gerald G. Nadig           Director
- --------------------------
    Gerald G. Nadig

/s/ Irwin P. Pochter          Director
- --------------------------
    Irwin P. Pochter

                                 EXHIBIT INDEX

                         MATERIAL SCIENCES CORPORATION

                          ANNUAL REPORT ON FORM 10-K

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     -------   REPORTS ON FORM 8-K
               --------------------------------------------

               (a) FINANCIAL STATEMENTS AND SCHEDULES OF THE COMPANY

                 I Financial Statements of the Company. Incorporated herein by reference to pages 24 through 33 and page 19 of the Company's annual report.

                    (i) Consolidated Statements of Income for the years ended
                        February 28 or 29, 1996, 1995 and 1994

                   (ii) Consolidated Balance Sheets -February 29, 1996 and
                        February 28, 1995

                  (iii) Consolidated Statements of Cash Flows for the years
                        ended February 28 or 29, 1996, 1995 and 1994

                   (iv) Notes to Consolidated Financial Statements

                    (v) Report of Independent Public Accountants

                 II  Supplemental Schedules

                    (i) Report of Independent Public Accountants with respect to
                        Supplemental Schedules to the Financial Statements

                   (ii) Schedule II - Reserve for Receivable Allowances and
                        Deferred Tax Asset Valuation Allowance

          All other schedules have been omitted, since the required information is not significant, is included in the financial statements or the notes thereto, or is not applicable.

                         MATERIAL SCIENCES CORPORATION

                          ANNUAL REPORT ON FORM 10-K

                               INDEX TO EXHIBITS


===============================================================================
                                                                   Sequentially
Exhibit                                                            Numbered
Number            Description of Exhibit                           Page*
- ------            ----------------------                           ----
===============================================================================
2(a)              Parent Agreement dated as of
                  October 15, 1984, by and among
                  Bethlehem Steel Corporation, Inland
                  Steel Company, Pre Finish Metals
                  Incorporated and Material Sciences
                  Corporation.(1)
- -------------------------------------------------------------------------------
2(b)              Partnership Agreement dated as of
                  August 30, 1984, by and among EGL
                  Steel Inc., Inland Steel
                  Electrogalvanizing Corporation and
                  Pre Finish Metals (EG)
                  Incorporated.(1)
- -------------------------------------------------------------------------------
2(c)              Amendment No. 1 to the Partnership
                  Agreement dated as of August 30,
                  1984.(2)
- -------------------------------------------------------------------------------
2(d)              Amendment No. 2 to the Partnership
                  Agreement dated as of August 30,
                  1984.(2)
- -------------------------------------------------------------------------------
2(e)              Operating Agreement dated as of
                  October 15, 1984, by and between
                  Pre Finish Metals (EG) Incorporated
                  and Walbridge Coatings, An Illinois
                  Partnership.(1)
- -------------------------------------------------------------------------------
2(f)              Coating Agreement dated as of
                  October 15, 1984, by and between
                  Bethlehem Steel Corporation and
                  Walbridge Coatings, An Illinois
                  Partnership.(1)
- -------------------------------------------------------------------------------
2(g)              Coating Agreement dated as of
                  October 15, 1984, by and between
                  Inland Steel Company and Walbridge
                  Coatings, An Illinois
                  Partnership.(1)
- -------------------------------------------------------------------------------
2(h)              Amendments to Definitive Agreements
                  dated as of March 31, 1986, among
                  EGL Steel Inc., Inland Steel
                  Electrogalvanizing Corporation, Pre
                  Finish Metals (EG) Incorporated,
                  Bethlehem Steel Corporation, Inland
                  Steel Company, Pre Finish Metals
                  Incorporated and Material Sciences
                  Corporation.(6)
- -------------------------------------------------------------------------------


=============================================================
                                                 Sequentially
Exhibit                                          Numbered
Number     Description of Exhibit                Page*
- ------     ----------------------                ----
- -------------------------------------------------------------
2(i)       Further Amendments to Definitive
           Agreements dated as of July 24,
           1986, among EGL Steel Inc., Inland
           Steel Electrogalvanizing
           Corporation, Pre Finish Metals (EG)
           Incorporated, Bethlehem Steel
           Corporation, Inland Steel Company,
           Inland Steel Industries, Inc.,Pre
           Finish Metals Incorporated and
           Material Sciences Corporation.(3)
- -------------------------------------------------------------
2(j)       Further Amendments to Definitive
           Agreements dated as of April 23,
           1992, among EGL Steel Inc., Inland
           Steel Electrogalvanizing
           Corporation, Pre Finish Metals (EG)
           Incorporated, Bethlehem Steel
           Corporation, Inland Steel Company,
           Inland Steel Industries, Inc., Pre
           Finish Metals Incorporated and
           Material Sciences Corporation.(7)
- -------------------------------------------------------------
3(a)       Registrant's Certificate of
           Incorporation, as amended.(1)
- -------------------------------------------------------------
3(b)       Amendment to Registrant's
           Certificate of Incorporation.(2)
- -------------------------------------------------------------
3(c)       Amendment to Registrant's
           Certificate of Incorporation.(4)
- -------------------------------------------------------------
3(d)       Certificate of Designation,
           Preferences and Rights of Series A
           Junior Participating Preferred
           Stock.(4)
- -------------------------------------------------------------
3(e)       Registrant's By-laws, as
           amended.(6)
- -------------------------------------------------------------
4(a)       Credit Agreement dated as of
           September 1, 1994 between Material
           Sciences Corporation and Bank of
           America Illinois.(5)
- -------------------------------------------------------------
4(b)       First Amendment to Rights Agreement
           dated as of April 21, 1994 by and
           between Material Sciences
           Corporation and Mellon Securities
           Trust Company.(9)
- -------------------------------------------------------------
4(c)       First Amendment to Credit Agreement
           dated as of September 25, 1995 by
           and between Material Sciences
           Corporation and Bank of America
           Illinois
- -------------------------------------------------------------
4(d)       Money Market Demand Note (Fixed and
           Floating Rate Corporation) dated
           December 20, 1995 executed by
           Material Sciences Corporation in
           favor of The Northern Trust Company
           in the aggregate principal amount
           of $25,000,000.
- -------------------------------------------------------------

=============================================================
                                                 Sequentially
Exhibit                                          Numbered
Number     Description of Exhibit                Page*
- ------     ----------------------                ----
- -------------------------------------------------------------
           There are omitted certain
           instruments with respect to long-
           term debt, the total amount of
           securities authorized under each of
           which does not exceed 10% of the
           total assets of the registrant and
           its subsidiaries on a consolidated
           basis.  A copy of each such
           instrument will be furnished to the
           Commission upon request.
- -------------------------------------------------------------
10(a)      Material Sciences Corporation Stock
           Purchase Plan. (1)
- -------------------------------------------------------------
10(b)      Material Sciences Corporation
           Supplemental Pension Plan.(1)
- -------------------------------------------------------------
10(c)      Material Sciences Corporation
           Employee Stock Purchase Plan.(6)
- -------------------------------------------------------------
10(d)      Material Sciences Corporation 1985
           Stock Option Plan for Key
           Employees.(6)
- -------------------------------------------------------------
10(e)      Material Sciences Corporation 1985
           Stock Option Plan for Directors.(6)
- -------------------------------------------------------------
10(f)      Material Sciences Corporation 1992
           Omnibus Stock Awards Plan for Key
           Employees(7).
- -------------------------------------------------------------
10(g)      Employment Agreement effective
           February 27, 1991, between Material
           Sciences Corporation and G. Robert
           Evans.(6)
- -------------------------------------------------------------
10(h)      Material Sciences Corporation 1991
           Stock Option Plan for Directors.(6)
- -------------------------------------------------------------
10(i)      Material Sciences Corporation
           Directors Deferred Compensation
           Plan.(6)
- -------------------------------------------------------------
10(j)      Material Sciences Corporation 1996
           Stock Option Plan for Non-Employee
           Directors.
- -------------------------------------------------------------
10(k)      Deferred Compensation Plan of
           Material Sciences Corporation and
           Certain Participating
           Subsidiaries.(6)
- -------------------------------------------------------------

=============================================================
                                                 Sequentially
Exhibit                                          Numbered
Number     Description of Exhibit                Page*
- ------     ----------------------                ----
- -------------------------------------------------------------
10(l)      Lease and Agreement dated as of
           December 1, 1980, between Line 6
           Corp. and Pre Finish Metals
           Incorporated, relating to
           Walbridge, Ohio facility.(1)
- -------------------------------------------------------------
10(m)      First Amendment to Lease and
           Agreement dated as of May 30, 1986,
           between Corporate Property
           Associates and Corporate Property
           Associates 2  and Pre Finish Metals
           Incorporated.(3)
- -------------------------------------------------------------
10(n)      Sublease dated as of May 30, 1986,
           between Pre Finish Metals
           Incorporated and Walbridge
           Coatings, An Illinois
           Partnership.(3)
- -------------------------------------------------------------
10(o)      Lease Guaranty dated as of May 30,
           1986, from Material Sciences
           Corporation to Corporate Property
           Associates and Corporate Property
           Associates 2.(3)
- -------------------------------------------------------------
10(p)      Note Purchase Agreement dated as of
           May 30, 1986, between Material
           Sciences Corporation and
           Creditanstalt-Bankverein (New York
           Branch).(3)
- -------------------------------------------------------------
10(q)      Agreement dated as of May 30, 1986,
           between Material Sciences
           Corporation and Corporate Property
           Associates and Corporate Property
           Associates 2.(3)
- -------------------------------------------------------------
10(r)      Term Loan Agreement dated as of
           July 23, 1986, among Walbridge
           Coatings, An Illinois Partnership,
           Creditanstalt-Bankverein (New York
           Branch) and The Toledo Trust
           Company, including the related
           guaranties by Material Sciences
           Corporation and Pre Finish Metals
           Incorporated.(3)
- -------------------------------------------------------------
10(s)      Amendment No. 1 to Term Loan
           Agreement dated as of March 31,
           1987, among Walbridge Coatings, An
           Illinois Partnership,
           Creditanstalt-Bankverein (New York
           Branch) and The Toledo Trust
           Company.(3)
- -------------------------------------------------------------
10(t)      Amended and Restated Credit
           Facility Agreement dated as of
           July 23, 1986, between Walbridge
           Coatings, An Illinois Partnership,
           and Creditanstalt-Bankverein,
           including the related guaranties by
           Material Sciences Corporation and
           Pre Finish Metals Incorporated.(3)
- -------------------------------------------------------------

=============================================================
                                                 Sequentially
Exhibit                                          Numbered
Number     Description of Exhibit                Page*
- ------     ----------------------                ----
- -------------------------------------------------------------
10(u)      Amendment and Consent Agreement
           dated as of April 23, 1992, among
           Walbridge Coatings, An Illinois
           Partnership, Bethlehem Steel
           Corporation, EGL Steel, Inc.,
           Inland Steel Industries, Inc.,
           Inland Steel Company, Inland Steel
           Electrogalvanizing Corporation,
           Material Sciences Corporation, Pre
           Finish Metals Incorporated, Pre
           Finish Metals (EG) Incorporated,
           and Creditanstalt-Bankverein,
           amending the Term Loan Agreement
           dated as of July 23, 1986, as
           amended on March 31, 1987, and
           amending the Amended and Restated
           Credit Facility Agreement dated as
           of July 23, 1986, including the
           related guaranties by Material
           Sciences Corporation and Pre Finish
           Metals Incorporated.(7)
- -------------------------------------------------------------
10(v)      Form of Standstill Agreement dated
           as of January 29, 1986, among
           Material Sciences Corporation,
           Richard L. Burns and Joyce
           Burns.(6)
- -------------------------------------------------------------
10(w)      Rights Agreement dated as of
           June 17, 1986, between Material
           Sciences Corporation and
           Continental Illinois National Bank
           and Trust Company of Chicago.(6)
- -------------------------------------------------------------
10(x)      Form of Indemnification Agreement
           between the Company and each of its
           officers and directors.(7)
- -------------------------------------------------------------
10(y)      Supplemental Retirement Agreement
           dated as of December 28, 1992
           between Material Sciences
           Corporation and William H. Vrba.(8)
- -------------------------------------------------------------
10(aa)     Letter Agreement dated as of May 8,
           1991 between Material Sciences
           Corporation and William H. Vrba.(8)
- -------------------------------------------------------------
11         Computation of net income per
           share.
- -------------------------------------------------------------
13         Annual Report to Shareowners.
           (Except as specifically
           incorporated herein by reference,
           this document shall not be deemed
           "filed" as a part of this Form 10-K
           Annual Report.)
- -------------------------------------------------------------
21         Subsidiaries of the Registrant.
- -------------------------------------------------------------
23         Consent of Arthur Andersen LLP.
- -------------------------------------------------------------

=============================================================
                                                 Sequentially
Exhibit                                          Numbered
Number     Description of Exhibit                Page*
- ------     ----------------------                ----
- -------------------------------------------------------------
27         Financial Data Schedule.(10)
=============================================================

- --------------------

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

                         MATERIAL SCIENCES CORPORATION

                            Supplemental Schedules

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    WITH RESPECT TO SUPPLEMENTAL SCHEDULES
                          TO THE FINANCIAL STATEMENTS



To Material Sciences Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Material Sciences Corporation 1996 Annual Report to Shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated April 17, 1996. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The supplemental financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                           /s/ ARTHUR ANDERSEN LLP
                                           ARTHUR ANDERSEN LLP
Chicago, Illinois,
April 17, 1996

                                  SCHEDULE II
                                  -----------

                MATERIAL SCIENCES CORPORATION AND SUBSIDIARIES


 RESERVE FOR RECEIVABLE ALLOWANCES AND DEFERRED TAX ASSET VALUATION ALLOWANCE
                                (in thousands)


                                                             Additions
                                           ----------------------------------------------
                            Balance at     Charged to     Charged       Reclassifications     Deductions     Balance at
                            beginning      costs and      to other      and                   from           end of
                            of year        expenses       accounts      Acquisition           reserve        year
                            ----------     ----------     ---------     -----------------     ----------     ----------
        1994
- ---------------------

Receivable Allowances       $    2,541     $    5,461     $       -     $               -     $    4,500     $    3,502

Deferred Tax Asset
  Valuation Allowance            1,620              -             -                     -                         1,620
                            ----------     ----------     ---------     -----------------     ----------     ----------

Total                       $    4,161     $    5,461     $       -     $               -     $    4,500     $    5,122
                            ==========     ==========     =========     =================     ==========     ==========

        1995
- ---------------------

Receivable Allowances       $    3,502     $    4,123     $       -     $               -     $    3,997     $    3,628

Deferred Tax Asset
  Valuation Allowance            1,620              -             -                     -          1,620              -
                            ----------     ----------     ---------     -----------------     ----------     ----------

Total                       $    5,122     $    4,123     $       -     $               -     $    5,617     $    3,628
                            ==========     ==========     =========     =================     ==========     ==========

        1996
- ---------------------

Receivable Allowances       $    3,628     $    6,612     $       -     $           1,934     $    7,767     $    4,407
                            ==========     ==========     =========     =================     ==========     ==========

The activity in the Receivable Allowances account includes the Company's bad debt, claim and scrap allowances.