Form 10-Q
period 1996-05-31
MATERIAL SCIENCES CORP
filed 1996-07-11
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996
                         COMMISSION FILE NUMBER 1-8803


                         MATERIAL SCIENCES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



Delaware                                   95-2673173
(State or other jurisdiction               (IRS employer identification
of incorporation or organization)          number)


2300 East Pratt Boulevard
Elk Grove Village, Illinois                60007
(Address of principal                      (Zip code)
executive offices)

  Registrant's telephone number, including area code:  (847) 439-8270


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

As of July 9, 1996, there were outstanding 15,420,233 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MAY 31, 1996



                        PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

  (a) Financial statements of Material Sciences Corporation and Subsidiaries

  (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries


                                                  Three Months Ended
                                                        May 31,
(In thousands, except per share data)              1996        1995
- -----------------------------------------      ----------   ----------
Net Sales (1)                                     $68,884      $60,406
Cost of Sales                                      50,315       43,869
                                               ----------   ----------
Gross Profit                                      $18,569      $16,537
Selling, General and Administrative
  Expenses                                         11,464        8,934
                                               ----------   ----------
Income from Operations                            $ 7,105      $ 7,603
                                               ----------   ----------
Other (Income) and Expense:
   Interest Income                                $   (66)     $   (93)
   Interest Expense                                     -           46
   Equity in Results of Partnership                  (114)        (100)
   Other, Net                                        (229)        (160)
                                               ----------   ----------
     Total Other (Income) and Expense, Net        $  (409)     $  (307)
                                               ----------   ----------
Income Before Income Taxes                        $ 7,514      $ 7,910
Income Taxes                                        2,893        3,044
                                               ----------   ----------
Net Income                                        $ 4,621      $ 4,866
                                               ==========   ==========

Net Income Per Common and Common
  Equivalent Share                                $  0.30      $  0.32
                                               ==========   ==========
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding             15,545       15,407
                                               ==========   ==========










       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries


                                                                          May 31,                 February 29,
                                                                          1996                       1996
(In thousands)                                                          Unaudited                   Audited
- ----------------------------------------------------------------      -------------             -------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                             $  3,912                   $  3,379
    Receivables:
      Trade, Less Reserves of $4,585 and $4,407, Respectively (2)           30,623                     25,836
      Current Portion of Partnership Note                                      828                        781
    Prepaid Expenses                                                         3,408                      3,069
    Inventories                                                             34,715                     32,647
    Prepaid Taxes                                                            3,074                      3,074
                                                                          --------                   --------

      Total Current Assets                                                $ 76,560                   $ 68,786
                                                                          --------                   --------

  Gross Property, Plant and Equipment                                     $198,094                   $185,453
  Accumulated Depreciation and Amortization                                (78,077)                   (74,571)
                                                                          --------                   --------

      Net Property, Plant and Equipment                                   $120,017                   $110,882
                                                                          --------                   --------

  Other Assets:
    Investment in Partnership                                             $ 11,046                   $ 10,727
    Partnership Note Receivable, Less Current Portion                        1,123                      1,123
    Intangible Assets, Net (6)                                              12,774                      9,556
    Other                                                                      871                      1,041
                                                                          --------                   --------

      Total Other Assets                                                  $ 25,814                   $ 22,447
                                                                          --------                   --------

      Total Assets                                                        $222,391                   $202,115
                                                                          ========                   ========

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                     $  3,313                   $  3,014
    Accounts Payable                                                        21,721                     23,950
    Accrued Payroll Related Expenses                                         6,107                      8,036
    Accrued Expenses                                                         7,540                      6,588
                                                                          --------                   --------

      Total Current Liabilities                                           $ 38,681                   $ 41,588
                                                                          --------                   --------

  Long-Term Liabilities:
    Deferred Income Taxes                                                 $ 11,377                   $ 11,451
    Long-Term Debt, Less Current Portion                                    34,776                     16,815
    Accrued Superfund Liability                                              4,177                      4,177
    Other                                                                    6,325                      6,376
                                                                          --------                   --------

      Total Long-Term Liabilities                                         $ 56,655                   $ 38,819
                                                                          --------                   --------

Shareowners' Equity:
  Preferred Stock (3)                                                     $      -                   $      -
  Common Stock (4)                                                             322                        321
  Additional Paid-In Capital                                                47,822                     47,097
  Treasury Stock at Cost (5)                                                (3,380)                    (3,380)
  Retained Earnings                                                         82,291                     77,670
                                                                          --------                   --------

      Total Shareowners' Equity                                           $127,055                   $121,708
                                                                          --------                   --------

      Total Liabilities and Shareowners' Equity                           $222,391                   $202,115
                                                                          ========                   ========

      The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries


                                                                              Three Months Ended
                                                                                    May 31,
(In thousands)                                                                1996          1995
- ------------------------------------------------------------------          -----------------------
Cash Flows From:
Operating Activities:
Net Income                                                                  $  4,621      $  4,866
Adjustments to Reconcile Net Income to Net Cash Used in
  Operating Activities:
  Depreciation and Amortization                                                3,663         3,004
  Benefit for Deferred Income Taxes                                              (74)          (79)
  Compensatory Effect of Stock Plans                                             150           162
  Other, Net                                                                    (114)         (100)
                                                                            ---------     ---------
    Operating Cash Flow Prior to Changes in Assets and Liabilities          $  8,246      $  7,853
                                                                            ---------     ---------

Changes in Assets and Liabilities:
  Receivables                                                               $ (3,734)     $ (2,587)
  Income Taxes Receivable                                                       -            2,319
  Prepaid Expenses                                                              (339)       (1,435)
  Inventories                                                                 (2,068)       (2,309)
  Accounts Payable                                                            (2,229)       (4,844)
  Accrued Expenses                                                            (1,470)       (2,682)
  Other, Net                                                                    (244)           71
                                                                            ---------     ---------
    Cash Flow from Changes in Assets and Liabilities                        $(10,084)     $(11,467)
                                                                            ---------     ---------
      Net Cash Used in Operating Activities                                 $ (1,838)     $ (3,614)
                                                                            ---------     ---------

Investing Activities:
Capital Expenditures, Net                                                   $(12,441)     $ (4,780)
Acquisitions, Net of Cash Acquired                                            (2,489)         -
Investment in Partnership                                                       (205)         (258)
Other Long-Term Assets                                                           170            15
                                                                            ---------     ---------
      Net Cash Used in Investing Activities                                 $(14,965)     $ (5,023)
                                                                            ---------     ---------

Financing Activities:
Proceeds of Debt                                                            $ 35,535      $ 20,241
Payments to Settle Debt                                                      (18,775)      (14,411)
Sale of Common Stock                                                             576           907
                                                                            ---------     ---------
      Net Cash Provided by Financing Activities                             $ 17,336      $  6,737
                                                                            ---------     ---------

Net Increase (Decrease) in Cash                                             $    533      $ (1,900)
Cash and Cash Equivalents at Beginning of Period                               3,379         5,816
                                                                            ---------     ---------
Cash and Cash Equivalents at End of Period                                  $  3,912      $  3,916
                                                                            =========     =========

Supplemental Cash Flow Disclosures:
   Subordinated Convertible Notes Issued for Acquisition                    $  1,500      $   -
   Cash Portion of Acquisition and Related Costs                               2,489          -
                                                                            ---------     ---------
   Total Consideration Paid for Acquisition                                 $  3,989      $   -
                                                                            =========     =========


The Changes in Assets and Liabilities above for the quarter ended May 31, 1996, are net of assets and liabilities acquired.

                 The accompanying notes are an integral part of these statements.




                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION


The data for the three months ended May 31, 1996 and 1995 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1996 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1997 presentation.

(1) During the three month periods ending May 31, 1996 and 1995, the Company derived approximately 22.0% and 23.7%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $580 at May 31, 1996 and $1,752 at February 29, 1996.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 7,500,000 Designated Series A Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 20,000,000 Shares Authorized; 16,102,018 Shares Issued and 15,413,370 Shares Outstanding at May 31, 1996 and 16,046,398 Shares Issued and 15,357,750 Shares Outstanding at February 29, 1996.

(5)  Treasury Stock at Cost; 688,648 Shares at May 31, 1996 and February 29,
     1996.

(6) During the first quarter of fiscal 1997, the Company purchased certain assets of a distributor of solar control and safety window film in the Western U.S. and internationally. Consideration for the purchase, including transaction costs, was $1,500 in subordinated convertible notes ("Notes") and $2,489 in cash. The Notes bear interest at a rate of 7% per annum. The Notes are convertible into shares of the Company's Common Stock at a conversion price of $20.80 per share. The Notes mature in five equal installments with one series of notes becoming due annually beginning on June 1, 1997. The acquisition has been accounted for under the purchase method of accounting.

(7) On June 25, 1996, the Company filed a Form 8-K regarding the adoption of a new rights agreement. The Company issued a dividend to shareowners of record on July 2, 1996, of one right ("Right") for each outstanding share of the Company's Common Stock. Each Right entitles shareowners to buy 1/100th of a share of Series B Junior Participating Preferred Stock at an initial exercise price of $70.00. The Rights will be exercisable only if a person or group acquires, or announces a tender offer, for 20 percent or more of MSC's Common Stock. Upon an acquisition of 20 percent or more of MSC's Common Stock by a person or group, the Rights (other than those held by such person or group) "flip in" to the right to buy the number of shares of MSC's Common Stock valued at two-times the exercise price of the Rights. Additionally, if MSC enters into a merger or other business combination with a person or group owning 20 percent or more of MSC's outstanding Common Stock, the Rights (other than those held by such person or group) "flip over" into the right to buy that number of shares of common stock of the acquiring company valued at two-times the exercise price of the Rights. MSC may exchange the Rights for its Common Stock on a one-for-one basis at any time after a person or group has acquired 20 percent or more of its outstanding Common Stock. MSC will be entitled to redeem the Rights at one cent per Right (payable in Common Stock of the Company, cash or other consideration, at MSC's option) at any time before public disclosure that a 20 percent position has been acquired. The Rights will expire on July 1, 2006, unless previously redeemed or exercised.

Summarized Income Statement Information (Unaudited)
Walbridge Coatings, An Illinois Partnership

                                       Three Months Ended
                                             May 31,
(In thousands)                          1996         1995
- ----------------------------------   ---------    ---------
Net Revenues                          $18,066      $17,256

Gross Profit                          $   817      $   969

Income from Operations                $   187      $   363

Net Loss                              $  (169)     $  (127)

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

                      For the Quarter Ended May 31, 1996


                        PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Sciences Corporation ("MSC" or "Company") operates in one business segment comprised of the following four product groups: laminates and composites, specialty films, coil coating and electrogalvanizing. The following table provides a summary of net sales and the percent of net sales of MSC's product groups.


Net Sales Summary                           Quarter Ended May 31,
- -----------------           ---------------------------------------------------
                                   1996                         1995
                            ---------------------        ----------------------
Product Group:                Dollars     Percent           Dollars    Percent
                            ------------ --------        ------------ ---------
  Laminates and Composites      $ 15,458    22.5%            $ 13,930     23.1%
  Specialty Films                 10,149    14.7%               5,760      9.5%
  Coil Coating                    28,114    40.8%              26,394     43.7%
  Electrogalvanizing              15,163    22.0%              14,322     23.7%
                            ------------  -------         -----------  --------
                                $ 68,884   100.0%            $ 60,406    100.0%
                            ============  =======         ===========  ========

RESULTS OF OPERATIONS
- ---------------------

NET SALES

Net sales in the first quarter of fiscal 1997 increased 14.0% over the first quarter of fiscal 1996. Sales of laminates and composites increased by 11.0%; specialty films 76.2%; coil coating 6.5%; and electrogalvanizing 5.9%.

LAMINATES AND COMPOSITES

During the first quarter of fiscal 1997, laminates and composites sales grew 11.0% over the same period last year. All major products contributed to the increase, which was led by disc brake noise damper materials.

SPECIALTY FILMS

Sales of specialty films products increased 76.2% in the first quarter of fiscal 1997, as compared to the same quarter last year. The increase is attributable to the acquisition of Solar Gard International, Inc. ("SGI") during the third quarter of last year and gains across all major product lines. In addition, at May 31, 1996, the Company completed the acquisition of a West Coast distributor, further strengthening its position in this market.

COIL COATING

Coil coating sales for the three months ended May 31, 1996, were 6.5% higher than the same period in fiscal 1996. Increased sales of building products, clutch plates and automotive trim were partially offset by a decline in truck trailer and fuel tank sales.

ELECTROGALVANIZING

MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("Bethlehem") and Inland Steel Industries, Inc. ("Inland"). MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Bethlehem and Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 22.0% and 23.7% of the Company's net sales in the first three months of fiscal 1997 and 1996, respectively. The profitability for operating the facility is comparable to the Company's overall operating results. Under the equity method of accounting, the Company includes its portion of the Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement.

MSC's electrogalvanizing sales increased 5.9% and electrogalvanizing volume increased 4.6% to 126,186 tons in the first quarter of fiscal 1997 from 120,623 tons in the prior fiscal year period. The increase in sales and volume over the previous first quarter resulted from improved yields and higher line utilization.

The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at 77% and 23%, respectively. During the first three months of fiscal 1997, Inland utilized only 7% of available production line time rather than its full 23% share. Bethlehem and other customers utilized this additional available line time. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 23% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could eventually be replaced by additional volume from Bethlehem and other customers.

GROSS PROFIT

MSC's gross profit margin was 27.0% for the first quarter of fiscal 1997 in comparison to 27.4% for the same period last year. The slight decline was related to changes in the product mix, a more competitive pricing environment and lower productivity at our Middletown, Ohio operation, due to an unusually large number of new business qualification trials, offset, in part, by incremental gross profit margin related to the SGI acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased to 16.6% of sales in the first quarter of fiscal 1997 from 14.8% of sales for the same period last fiscal year. This increase in SG&A was largely due to additional ongoing expenses related to SGI. SG&A was also affected by the Company's continued strategic plan for growth utilizing effective product marketing, research and development and international marketing efforts.

TOTAL OTHER (INCOME) AND EXPENSE, NET AND INCOME TAXES

Total other (income) and expense, net was income of $.4 million for the first three months of fiscal 1997 as compared to income of $.3 million for the first quarter of fiscal 1996. During the first quarter of fiscal 1997, the Company capitalized interest expense of $.3 million, compared to $.1 million in the same period last year. MSC's effective income tax rate was approximately 38.5% during the first quarter of fiscal 1997 and fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the first quarter of fiscal 1997, MSC utilized $1.8 million of cash from operating activities compared to $3.6 million in the first quarter last year. The decrease in cash utilization is due mainly to the timing of vendor payments of accounts payable and accrued expenses, offset, in part by higher receivables.

For the three months ended May 31, 1996, MSC invested $12.4 million in capital improvement projects compared with $4.8 million in the same period last year. The increase in capital expenditures is due to the construction in process of a new coil coating facility in Elk Grove Village, Illinois. In addition, the Company purchased certain assets of a West Coast distributor of solar control and safety window film for approximately $4.0 million payable in cash and convertible notes.

MSC's long-term debt, less current portion, increased at May 31, 1996, to $34.8 million from $16.8 million at fiscal year end due mainly to increased capital expenditures and the acquisition of the West Coast distributor of solar control and safety window film. The Company maintains two unsecured lines of credit totaling $50.0 million. There was $22.0 million outstanding under these lines of credit as of May 31, 1996, versus $4.8 million as of February 29, 1996. The Company has executed letters of credit totaling $4.9 million against these lines leaving available lines of credit of $23.1 million at May 31, 1996. The Company believes that its cash flow from operations, together with available financing (including an increase in a line of credit if required), and cash on hand will be sufficient to fund its working capital needs, capital expenditure program and debt amortization.

The Company has a capital lease obligation, which was $6.5 million as of May 31, 1996, relating to a facility which the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $3.4 million) of $6.8 million in Partnership financing loans from third parties at May 31, 1996.

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Form 10-K for the fiscal year ended February 29, 1996.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended May 31, 1996



                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)(3)(i)(a)   Certificate of Designation, Preferences and Rights of Series
                    B Junior Participating Preferred Stock.

     (a)(3)(i)(b)   Certificate of Elimination of the Designation of the Series
                    A Preferred Stock of Material Sciences Corporation.

     (a)(27)        Financial Data Schedule

     (b)            Reports on Form 8-K
                    -------------------

                    No reports on Form 8-K were filed during the quarter for which this report is filed. On June 25, 1996, the Company filed a Form 8-K regarding the adoption of a new rights agreement.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 9th day of July, 1996.



                                              MATERIAL SCIENCES CORPORATION

                                                  By: /s/ G. Robert Evans
                                                      -------------------------
                                                      G. Robert Evans
                                                      Chairman and
                                                      Chief Executive Officer


                                                  By: /s/ William H. Vrba
                                                      -------------------------
                                                      William H. Vrba
                                                      Senior Vice President,
                                                      Chief Financial Officer,
                                                      and Secretary

                         MATERIAL SCIENCES CORPORATION

                         Quarterly Report on Form 10-Q


                               Index to Exhibits


                                                    Sequentially
Exhibit Number      Description of Exhibit          Numbered Page
- --------------      ----------------------          -------------

  (3)(i)(a)         Certificate of Designation,
                    Preferences and Rights of
                    Series B Junior Participating
                    Preferred Stock.

  (3)(i)(b)         Certificate of Elimination of
                    the Designation of the Series
                    A Preferred Stock of Material
                    Sciences Corporation.

     (4)            Rights Agreement, dated as of         *
                    June 20, 1996, between Material
                    Sciences Corporation and
                    ChaseMellon Shareholder
                    Services, L.L.C., as Rights Agent,
                    including the form of Certificate
                    of Designation, Preferences and
                    Rights of Series B Junior
                    Participating Preferred Stock
                    attached thereto as Exhibit A, the
                    form of Rights Certificate attached
                    thereto as Exhibit B and the
                    Summary of Rights attached thereto
                    as Exhibit C.

    (27)            Financial Data Schedule


     * Incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on June 20, 1996.