Form 10-Q
period 1996-08-31
MATERIAL SCIENCES CORP
filed 1996-10-11
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996
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

Yes      X          No
   ---------------    -----------------

As of October 9, 1996, there were outstanding 15,466,239 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 31, 1996



                        PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

 (a) Financial statements of Material Sciences Corporation and Subsidiaries

 (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries



                                                    Three Months Ended                        Six Months Ended
                                                        August 31,                               August 31,
(In thousands, except per share data)           1996                  1995              1996                    1995
----------------------------------------    -----------           -----------       -------------            ----------


Net Sales (1)                               $    70,420           $    58,650       $     139,304            $  119,056
Cost of Sales                                    50,676                43,067             100,991                86,936
                                            -----------           -----------       -------------            ----------
Gross Profit                                $    19,744           $    15,583       $      38,313            $   32,120
Selling, General and Administrative
  Expenses                                       11,934                 9,112              23,398                18,046
                                            -----------           -----------       -------------            ----------
Income from Operations                      $     7,810           $     6,471       $      14,915            $   14,074
                                            -----------           -----------       -------------            ----------
Other (Income) and Expense:
  Interest Income                           $       (69)          $      (100)      $        (135)           $     (193)
  Interest Expense                                  142                    13                 142                    59
  Equity in Results of Partnership                  595                   116                 481                    16
  Other, Net                                       (227)                 (173)               (456)                 (333)
                                            -----------           -----------       -------------            ----------
   Total Other (Income) and Expense, Net    $       441           $      (144)      $          32            $     (451)
                                            -----------           -----------       -------------            ----------
Income Before Income Taxes                  $     7,369           $     6,615       $      14,883            $   14,525
Income Taxes                                      2,837                 2,549               5,730                 5,593
                                            -----------           -----------       -------------            ----------
Net Income                                  $     4,532           $     4,066       $       9,153            $    8,932
                                            ===========           ===========       =============            ==========

Net Income Per Common and Common
  Equivalent Share                          $      0.29           $      0.26       $        0.59            $     0.58
                                            ===========           ===========       =============            ==========
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding           15,620                15,599              15,586                15,479
                                            ===========           ===========       =============            ==========


       The accompanying notes are an integral part of these statements.


Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                   August 31,         February 29,
                                                                      1996                1996
(In thousands)                                                     Unaudited            Audited
---------------------------------------------------------------    ----------         ------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                       $  2,957          $  3,379
    Receivables:
      Trade, Less Reserves of $4,792 and $4,407, Respectively (2)     33,189            25,836
      Current Portion of Partnership Note                                774               781
    Prepaid Expenses                                                   3,163             3,069
    Inventories                                                       35,101            32,647
    Prepaid Taxes                                                      3,074             3,074
                                                                    --------          --------
      Total Current Assets                                          $ 78,258          $ 68,786
                                                                    --------          --------

  Gross Property, Plant and Equipment                               $212,145          $185,453
  Accumulated Depreciation and Amortization                          (81,617)          (74,571)
                                                                    --------          --------
      Net Property, Plant and Equipment                             $130,528          $110,882
                                                                    --------          --------

  Other Assets:
    Investment in Partnership                                       $ 11,123          $ 10,727
    Partnership Note Receivable, Less Current Portion                    748             1,123
    Intangible Assets, Net                                            12,296             9,556
    Other                                                                752             1,041
                                                                    --------          --------
      Total Other Assets                                            $ 24,919          $ 22,447
                                                                    --------          --------
      Total Assets                                                  $233,705          $202,115
                                                                    ========          ========

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                               $ 15,857          $  3,014
    Accounts Payable                                                  21,443            23,950
    Accrued Payroll Related Expenses                                   7,084             8,036
    Accrued Expenses                                                   7,208             6,588
                                                                    --------          --------
      Total Current Liabilities                                     $ 51,592          $ 41,588
                                                                    --------          --------

  Long-Term Liabilities:
    Deferred Income Taxes                                           $ 11,303          $ 11,451
    Long-Term Debt, Less Current Portion                              28,328            16,815
    Accrued Superfund Liability                                        4,177             4,177
    Other                                                              6,488             6,376
                                                                    --------          --------
      Total Long-Term Liabilities                                   $ 50,296          $ 38,819
                                                                    --------          --------

Shareowners' Equity:
  Preferred Stock (3)                                               $      -          $      -
  Common Stock (4)                                                       323               321
  Additional Paid-In Capital                                          48,051            47,097
  Treasury Stock at Cost (5)                                          (3,380)           (3,380)
  Retained Earnings                                                   86,823            77,670
                                                                    --------          --------
      Total Shareowners' Equity                                     $131,817          $121,708
                                                                    --------          --------
      Total Liabilities and Shareowners' Equity                     $233,705          $202,115
                                                                    ========          ========

       The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Material Sciences Corporation and Subsidiaries


                                                                            Three Months Ended      Six Months Ended
                                                                               August 31,               August 31,
(In thousands)                                                              1996         1995        1996        1995
-------------------------------------------------------------------         ----         ----        ----        ----
CASH FLOWS FROM:
OPERATING ACTIVITIES:
Net Income                                                                $   4,532    $  4,066    $  9,153    $  8,932
Adjustments to Reconcile Net Income to Net Cash Used in
  Operating Activities:
  Depreciation and Amortization                                               3,801       2,659       7,464       5,663
  Benefit for Deferred Income Taxes                                             (74)       (467)       (148)       (546)
  Compensatory Effect of Stock Plans                                            130         819         280         981
  Other, Net                                                                    595         116         481          16
                                                                          ---------    --------    --------    --------
     Operating Cash Flow Prior to Changes in Assets and Liabilities       $   8,984    $  7,193    $ 17,230    $ 15,046
                                                                          ---------    --------    --------    --------
Changes in Assets and Liabilities:
  Receivables                                                             $  (2,312)   $ (1,482)   $ (6,046)   $ (4,069)
  Income Taxes Receivable                                                         -           -           -       2,319
  Prepaid Expenses                                                              245          87         (94)     (1,348)
  Inventories                                                                  (386)      2,345      (2,454)         36
  Accounts Payable                                                             (278)       (814)     (2,507)     (5,658)
  Accrued Expenses                                                              645       1,897        (825)       (785)
  Other, Net                                                                    180          32         (64)        103
                                                                          ---------    --------    --------    --------
     Cash Flow from Changes in Assets and Liabilities                     $  (1,906)   $  2,065    $(11,990)   $ (9,402)
                                                                          ---------    --------    --------    --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                          $   7,078    $  9,258    $  5,240    $  5,644
                                                                          ---------    --------    --------    --------
INVESTING ACTIVITIES:
Capital Expenditures, Net                                                 $ (14,051)   $ (6,075)   $(26,492)   $(10,855)
Acquisitions, Net of Cash Acquired                                                -           -      (2,489)          -
Investment in Partnership                                                      (672)       (208)       (877)       (466)
Distribution from Partnership                                                   375         374         375         374
Other Long-Term Assets                                                          119         243         289         258
                                                                          ---------    --------    --------    --------
       NET CASH USED IN INVESTING ACTIVITIES                              $ (14,229)   $ (5,666)   $(29,194)   $(10,689)
                                                                          ---------    --------    --------    --------
FINANCING ACTIVITIES:
Net Proceeds (Payments) Under Lines of Credit                             $   6,500    $ (5,000)   $ 23,700    $  1,200
Payments to Settle Debt                                                        (404)       (361)       (844)       (731)
Sale of Common Stock                                                            100         943         676       1,850
                                                                          ---------    --------    --------    --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                $   6,196    $ (4,418)   $ 23,532    $  2,319
                                                                          ---------    --------    --------    --------

NET DECREASE IN CASH                                                      $    (955)   $   (826)   $   (422)   $ (2,726)
Cash and Cash Equivalents at Beginning of Period                              3,912       3,916       3,379       5,816
                                                                          ---------    --------    --------    --------
Cash and Cash Equivalents at End of Period                                $   2,957    $  3,090    $  2,957    $  3,090
                                                                          =========    ========    ========    ========
Supplemental Cash Flow Disclosures:
  Subordinated Convertible Notes Issued for Acquisition                   $       -    $      -    $  1,500    $      -
  Cash Portion of Acquisition and Related Costs                                   -           -       2,489           -
                                                                          ---------    --------    --------    --------
  Total Consideration Paid for Acquisition                                $       -    $      -    $  3,989    $      -
                                                                          =========    ========    ========    ========

The Changes in Assets and Liabilities above for the three months and six months ended August 31, 1996, are net of assets and liabilities acquired.


       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION



The data for the three and six months ended August 31, 1996 and 1995 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1996 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1997 presentation.

(1) During the six month periods ending August 31, 1996 and 1995, the Company derived approximately 20.9% and 23.1%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $1,016 at August 31, 1996 and $1,752 at February 29, 1996.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 20,000,000 Shares Authorized; 16,110,931 Shares Issued and 15,422,283 Shares Outstanding at August 31, 1996 and 16,046,398 Shares Issued and 15,357,750 Shares Outstanding at February 29, 1996.

(5) Treasury Stock at Cost; 688,648 Shares at August 31, 1996 and February 29, 1996.

Summarized Income Statement Information (Unaudited)
Walbridge Coatings, An Illinois Partnership



                                        Three Months Ended                  Six Months Ended
                                            August 31,                         August 31,
(In thousands)                      1996                1995              1996             1995
------------------------------- -----------        ------------       -----------      ------------

Net Revenues                     $   16,317         $  15,898          $ 34,383         $  33,154

Gross Profit                     $      342         $     668          $  1,159         $   1,637

Income (Loss) from Operations    $     (279)        $      68          $    (92)        $     431

Net Loss                         $     (552)        $    (377)         $   (721)        $    (504)



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

                     For the Quarter Ended August 31, 1996


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


Net Sales Summary                                      Quarter Ended August 31,
---------------------              ----------------------------------------------------------------
                                             1996                                   1995
                                   -----------------------               --------------------------
Product Group:                      Dollars        Percent                Dollars           Percent
                                   --------        -------               --------           -------
  Laminates and Composites         $ 17,021          24.2%               $ 13,421             22.9%
  Specialty Films                    11,178          15.9%                  7,911             13.5%
  Coil Coating                       28,332          40.2%                 24,131             41.1%
  Electrogalvanizing                 13,889          19.7%                 13,187             22.5%
                                   --------        -------               --------           -------
                                   $ 70,420         100.0%               $ 58,650            100.0%
                                   ========        =======               ========           =======

                                                      Six Months Ended August 31,
                                   ----------------------------------------------------------------
                                             1996                                   1995
                                   -----------------------               --------------------------
Product Group:                      Dollars        Percent                Dollars           Percent
                                   --------        -------               --------           -------
  Laminates and Composites         $ 32,479          23.3%               $ 27,351             23.0%
  Specialty Films                    21,327          15.3%                 13,671             11.5%
  Coil Coating                       56,446          40.5%                 50,525             42.4%
  Electrogalvanizing                 29,052          20.9%                 27,509             23.1%
                                   --------        -------               --------           -------
                                   $139,304         100.0%               $119,056            100.0%
                                   ========        =======               ========           =======



RESULTS OF OPERATIONS
---------------------

NET SALES

Net sales in the second quarter of fiscal 1997 increased 20.1% over the same period last year. Sales of laminates and composites increased by 26.8%; specialty films 41.3%; coil coating 17.4%; and electrogalvanizing 5.3%. For the six-month period ended August 31, 1996, sales were 17.0% higher than the first six months of last year. Sales of laminates and composites increased by 18.7%; specialty films 56.0%; coil coating 11.7%; and electrogalvanizing 5.6%.

LAMINATES AND COMPOSITES

Sales of laminates and composites during the second quarter of fiscal 1997 grew 26.8% over the same quarter last year. The increase was mainly due to an increase in sales of disc brake noise damper material for the replacement market and a higher demand for Polycore Composites(R) in both the computer and automotive markets. On a six-month basis, sales in this product group increased 18.7% over the same period in fiscal 1996. Again, the major contributor to this increase was higher sales of disc brake noise damper materials and Polycore Composites.

SPECIALTY FILMS

Specialty films sales for the three month period ended August 31, 1996, increased 41.3% over the same period last year. On a year-to-date basis, sales of specialty films products increased 56.0% as compared to the first half of last year. For both periods, the increase was attributable to the acquisition of Solar Gard International, Inc. ("SGI") during the third quarter last year, the acquisition of a West Coast distributor during the first quarter this year, and gains in all major product areas.

COIL COATING

Coil coating sales for the second quarter of fiscal 1997 grew 17.4% over the same quarter last year. Significant increases in products for the building, appliance and transportation markets contributed to the higher sales. For the six months ended August 31, 1996, sales were 11.7% higher than the same period last year. Similarly, the increase in sales for the six-month period was due to an increase in the same markets.

ELECTROGALVANIZING

MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("Bethlehem") and Inland Steel Industries, Inc. ("Inland"). MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Bethlehem and Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 20.9% and 23.1% of the Company's net sales in the first six months of fiscal 1997 and 1996, respectively.

The profitability for operating the facility was comparable to the Company's overall operating results. Under the equity method of accounting, the Company includes its portion of the Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement.

MSC's electrogalvanizing sales in the second quarter of fiscal 1997 increased 5.3% over the second quarter last year. Electrogalvanizing volume grew 3.6% to 109,230 tons in the three months ended August 31, 1996, from the 105,459 tons reported in the prior fiscal year period. Affecting the second quarter performance was the annual maintenance shutdown taking a total of seven days, compared with 11 days in the second quarter last year. For the first six months of fiscal 1997, sales increased 5.6% and volume increased 4.1% to 235,416 tons from 226,082 tons over the same period in the prior fiscal year. The increase in sales and volume over the first six months last year resulted from the shortened annual maintenance shutdown, improved yields and higher line utilization.

The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at 77% and 23%, respectively. During the first six months of fiscal 1997, Inland utilized only 8.5% of available production line time rather than its full 23% share. Bethlehem and other customers utilized this additional available line time. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 23% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could eventually be replaced by additional volume from Bethlehem and other customers.

GROSS PROFIT

The Company's gross profit margin was 28.0% in the second quarter of fiscal 1997 as compared to 26.6% in the same period last year. For the first six months of the year, MSC's gross profit margin was 27.5% versus 27.0% last year. On a year-to-date basis, the increase in gross profit margin was primarily due to incremental gross profit margin related to the SGI acquisition. This increase was offset, in part, by changes in the product mix, a more competitive pricing environment and lower productivity at our Middletown, Ohio operation, due to scheduled shutdowns and a large number of new business qualification trials. During the second quarter of fiscal 1996, the Company reached agreement with its insurers regarding a casualty and business interruption loss incurred in the fourth quarter of fiscal 1995. MSC recognized approximately $.7 million in operating income during the second quarter of fiscal 1996 for this matter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased to 16.9% of sales in the second quarter of fiscal 1997 from 15.5% of sales for the same period last fiscal year. For the six months ended August 31 ,1996, SG&A expenses increased to 16.8% of sales from 15.2% of sales for the same period in fiscal 1996. The increase in SG&A was largely due to additional ongoing expenses related to the SGI and West Coast distributor acquisitions. SG&A was also affected by the Company's continued strategic plan for growth utilizing effective product marketing, research and development and international marketing efforts.

TOTAL OTHER (INCOME) AND EXPENSE, NET AND INCOME TAXES

Total other (income) and expense, net was expense of $441 and $32 during the second quarter and first six months of fiscal 1997, respectively, versus income of $144 and $451 for the second quarter and first six months of fiscal 1996, respectively. The increase in expense was attributable to equity in results of partnership. MSC's effective income tax rate was approximately 38.5% during the second quarter and first six months of fiscal 1997 and fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the second quarter of fiscal 1997, MSC generated $7.1 million of cash from operating activities compared to $9.3 million in the second quarter last year. For the six months of fiscal 1997, operating activities generated $5.2 million of cash versus $5.6 million last year. The decrease in cash generation was due mainly to higher receivables and higher inventory levels required due to the increase in sales.

MSC's capital expenditures during the second quarter and first six months of fiscal 1997 were $14.1 million and $26.5 million, respectively, versus $6.1 million and $10.9 million, respectively, last fiscal year. The increase in capital expenditures is primarily due to the construction in process of a new coil coating facility in Elk Grove Village, Illinois. In addition, the Company purchased certain assets of a West Coast distributor of solar control and safety window film for approximately $4.0 million payable in cash and convertible notes in the first quarter of this year. The Company's capital expenditures for fiscal 1997 are estimated to be approximately $50.0 million.

MSC's total debt increased at August 31, 1996, to $44.2 million from $19.8 million at fiscal year end due mainly to increased capital expenditures and the acquisition of the West Coast distributor of solar control and safety window film. On August 30, 1996, MSC entered into an additional financing arrangement with a current banking source for an additional $25.0 million unsecured line of credit. As of August 31, 1996, the Company maintains three unsecured lines of credit totaling $75.0 million. There was $28.5 million outstanding under these lines of credit as of August 31, 1996, versus $4.8 million as of February 29, 1996. At August 31, 1996, $12.5 million of the amount outstanding under these lines of credit was borrowed under an uncommitted line of credit, and is properly classified as a Current Liability. The Company has executed letters of credit totaling $5.1 million against these lines leaving available lines of credit of $41.4 million at August 31, 1996. The Company believes that its cash flow from operations, together with available financing (including an increase in a line of credit if required), and cash on hand will be sufficient to fund its working capital needs, capital expenditure program and debt amortization.

The Company has a capital lease obligation, which was $6.1 million as of August 31, 1996, relating to a facility which the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $2.5 million) of $5.0 million in Partnership financing loans from third parties at August 31, 1996.

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Form 10-K for the fiscal year ended February 29, 1996.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 31, 1996



                          PART II.  OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

          On June 20, 1996, the Company held its Annual Meeting of Shareowners.

          Jerome B. Cohen, Roxanne J. Decyk, Eugene W. Emmerich, G. Robert Evans, E. F. Heizer, Jr., J. Frank Leach, Gerald G. Nadig, and Irwin P. Pochter, being eight nominees named in the Company's Proxy Statement, dated May 15, 1996, were elected at the Annual Meeting to serve as the Board of Directors by a majority vote of shareowners. No votes were cast by any other person. The details of the vote were as follows:

        Name                         For                Against
--------------------              ----------            -------

Jerome B. Cohen                   12,997,928            629,229
Roxanne J. Decyk                  12,995,456            631,701
Eugene W. Emmerich                12,998,007            629,150
G. Robert Evans                   13,554,020             73,137
E. F. Heizer, Jr.                 12,994,842            632,315
J. Frank Leach                    13,550,859             76,298
Gerald G. Nadig                   13,554,889             72,268
Irwin P. Pochter                  12,995,637            631,520

          Approved by a majority vote of shareowners was the proposed 1996 Stock Option Plan for Non-Employee Directors which provides incentives to board members who are not officers or employees of the Company through compensation and rewards paid in or based upon the ownership and performance of the Company's common stock. The details of the vote were as follows:

   For              Against             Abstain              No Vote
----------         ---------            -------              -------

10,895,704         2,642,234             63,909               25,310

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

          (a)(27)   Financial Data Schedule

          (b)       Reports on Form 8-K
                    -------------------

                    No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 9th day of October, 1996.



                                             MATERIAL SCIENCES CORPORATION

                                               By:  /s/ G. Robert Evans
                                                    -------------------
                                                        G. Robert Evans
                                                        Chairman and
                                                        Chief Executive Officer


                                               By:  /s/ James J. Waclawik, Sr.
                                                    --------------------------
                                                        James J. Waclawik, Sr.
                                                        Vice President,
                                                        Chief Financial Officer,
                                                        and Secretary

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