Form 10-Q
period 1996-11-30
MATERIAL SCIENCES CORP
filed 1997-01-13
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996
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

Yes      X         No
   --------------    ---------------

As of January 9, 1997, there were outstanding 15,494,104 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 30, 1996



                         PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS
----------------------------

 (a) Financial statements of Material Sciences Corporation and Subsidiaries

 (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries


                                                           Three Months Ended            Nine Months Ended
                                                              November 30,                  November 30,
(In thousands, except per share data)                     1996          1995           1996            1995
--------------------------------------------------       -------       -------       --------        --------
Net Sales (1)                                            $69,658       $58,020       $208,962        $177,076
Cost of Sales                                             49,884        43,466        150,875         130,402
                                                         -------       -------       --------        --------
Gross Profit                                             $19,774       $14,554       $ 58,087        $ 46,674
Selling, General and Administrative
  Expenses                                                11,629         9,974         35,027          28,020
Special Charge (2)                                             -         4,200              -           4,200
                                                         -------       -------       --------        --------
Income from Operations                                   $ 8,145       $   380       $ 23,060        $ 14,454
                                                         -------       -------       --------        --------
Other (Income) and Expense:
  Interest Income                                        $   (54)      $   (85)      $   (189)       $   (278)
  Interest Expense                                           178           104            320             163
  Equity in Results of Partnership                           350             7            831              23
  Other, Net                                                (265)         (188)          (721)           (521)
                                                         -------       -------       --------        --------
    Total Other (Income) and Expense, Net                $   209       $  (162)      $    241        $   (613)
                                                         -------       -------       --------        --------
Income Before Income Taxes                               $ 7,936       $   542       $ 22,819        $ 15,067
Income Taxes                                               3,056           209          8,786           5,802
                                                         -------       -------       --------        --------
Net Income                                               $ 4,880       $   333       $ 14,033        $  9,265
                                                         =======       =======       ========        ========

Net Income Per Common and Common
  Equivalent Share                                       $  0.31       $  0.02       $   0.90        $   0.60
                                                         =======       =======       ========        ========
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding                    15,645        15,523         15,594          15,519
                                                         =======       =======       ========        ========







       The accompanying notes are an integral part of these statements.




CONSOLIDATED BALANCE SHEETS
Material Sciences Corporation and Subsidiaries


                                                                       November 30,           February 29,
                                                                           1996                   1996
(In thousands)                                                          Unaudited               Audited
-----------------------------------------------------------------     --------------          -------------
ASSETS:
  Current Assets:
    Cash and Cash Equivalents                                         $       1,271           $     3,379
    Receivables:
      Trade, Less Reserves of $4,785 and $4,407, Respectively (3)            31,269                25,836
      Current Portion of Partnership Note                                       812                   781
    Prepaid Expenses                                                          3,009                 3,069
    Inventories                                                              34,798                32,647
    Prepaid Taxes                                                             3,074                 3,074
                                                                      --------------          -------------
      Total Current Assets                                            $      74,233           $    68,786
                                                                      --------------          -------------

  Gross Property, Plant and Equipment                                 $     227,847           $   185,453
  Accumulated Depreciation and Amortization                                 (84,997)              (74,571)
                                                                      --------------          -------------
      Net Property, Plant and Equipment                               $     142,850           $   110,882
                                                                      --------------          -------------
  Other Assets:
    Investment in Partnership                                         $      11,227           $    10,727
    Partnership Note Receivable, Less Current Portion                           748                 1,123
    Intangible Assets, Net                                                   12,260                 9,556
    Other                                                                       869                 1,041
                                                                      --------------          -------------
      Total Other Assets                                              $      25,104           $    22,447
                                                                      --------------          -------------
      TOTAL ASSETS                                                    $     242,187           $   202,115
                                                                      ==============          =============

LIABILITIES:
  Current Liabilities:
    Current Portion of Long-Term Debt                                 $      14,400           $     3,014
    Accounts Payable                                                         21,532                23,950
    Accrued Payroll Related Expenses                                          8,172                 8,036
    Accrued Expenses                                                          9,044                 6,588
                                                                      --------------          -------------
      Total Current Liabilities                                       $      53,148           $    41,588
                                                                      --------------          -------------

  Long-Term Liabilities:
    Deferred Income Taxes                                             $      11,224           $    11,451
    Long-Term Debt, Less Current Portion                                     29,637                16,815
    Accrued Superfund Liability                                               4,177                 4,177
    Other                                                                     6,568                 6,376
                                                                      --------------          -------------
      Total Long-Term Liabilities                                     $      51,606           $    38,819
                                                                      --------------          -------------

SHAREOWNERS' EQUITY:
  Preferred Stock (4)                                                 $           -           $         -
  Common Stock (5) (7)                                                          323                   321
  Additional Paid-In Capital                                                 48,787                47,097
  Treasury Stock at Cost (6)                                                 (3,380)               (3,380)
  Retained Earnings                                                          91,703                77,670
                                                                      --------------          -------------
      Total Shareowners' Equity                                       $     137,433           $   121,708
                                                                      --------------          -------------
      TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                       $     242,187           $   202,115
                                                                      ==============          =============

       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                                     Three Months Ended      Nine Months Ended
                                                                                         November 30,           November 30,
(In thousands)                                                                        1996        1995        1996       1995
--------------------------------------------------------------------------------    ---------    -------    --------   --------
Cash Flows From:
Operating Activities:
Net Income                                                                          $   4,880    $   333    $ 14,033   $  9,265
Adjustments to Reconcile Net Income to Net Cash Used in
    Operating Activities:
    Depreciation and Amortization                                                       3,642      2,904      11,106      8,567
    Benefit for Deferred Income Taxes                                                     (79)        (5)       (227)      (551)
    Compensatory Effect of Stock Plans                                                     57        159         337      1,140
    Other, Net                                                                            338        (10)        819          6
                                                                                    ---------    -------    --------   --------
        Operating Cash Flow Prior to Changes in Assets and Liabilities              $   8,838    $ 3,381    $ 26,068   $ 18,427
                                                                                    ---------    -------    --------   --------

Changes in Assets and Liabilities:
    Receivables                                                                      $  1,882    $(2,201)   $ (4,164)  $ (6,270)
    Income Taxes Receivable                                                                 -        -             -      2,319
    Prepaid Expenses                                                                      154        636          60       (712)
    Inventories                                                                           303         28      (2,151)        64
    Accounts Payable                                                                       89     (1,275)     (2,418)    (6,933)
    Accrued Expenses                                                                    2,924      1,300       2,099        515
    Other, Net                                                                           (146)       295        (210)       398
                                                                                    ---------    -------    --------   --------
        Cash Flow from Changes in Assets and Liabilities                             $  5,206    $(1,217)   $ (6,784)  $(10,619)
                                                                                    ---------    -------    --------   --------
            Net Cash Provided by Operating Activities                                $ 14,044    $ 2,164    $ 19,284   $  7,808
                                                                                    ---------    -------    --------   --------

Investing Activities:
Capital Expenditures, Net                                                            $(15,690)   $(5,319)   $(42,182)  $(16,174)
Acquisitions, Net of Cash Acquired                                                          -       (507)     (2,489)      (507)
Investment in Partnership                                                                (454)      (362)     (1,331)      (828)
Distribution from Partnership                                                               -          0         375        374
Other Long-Term Assets                                                                   (117)         5         172        263
                                                                                    ---------    -------    --------   --------
            Net Cash Used in Investing Activities                                    $(16,261)   $(6,183)   $(45,455)  $(16,872)
                                                                                    ---------    -------    --------   --------

Financing Activities:
Net Proceeds Under Lines of Credit                                                   $    600    $ 1,400    $ 24,300   $  2,600
Payments to Settle Debt                                                                  (748)       (22)     (1,592)      (753)
Sale of Common Stock                                                                      679        538       1,355      2,388
                                                                                    ---------    -------    --------   --------
            Net Cash Provided by Financing Activities                                $    531    $ 1,916    $ 24,063   $  4,235
                                                                                    ---------    -------    --------   --------

Net Decrease in Cash                                                                 $ (1,686)   $(2,103)   $ (2,108)  $ (4,829)
Cash and Cash Equivalents at Beginning of Period                                        2,957      3,090       3,379      5,816
                                                                                    ---------    -------    --------   --------
Cash and Cash Equivalents at End of Period                                           $  1,271    $   987    $  1,271   $    987
                                                                                    =========    =======    ========   ========

Supplemental Cash Flow Disclosures:
    Subordinated Convertible Notes Issued for Acquisition                           $       -    $ 8,189    $  1,500   $  8,189
    Cash Portion of Acquisition and Related Costs                                           -        507       2,489        507
                                                                                    ---------    -------    --------   --------
    Total Consideration Paid for Acquisition                                        $       -    $ 8,696    $  3,989   $  8,696
                                                                                    =========    =======    ========   ========

The Changes in Assets and Liabilities above for the three months and nine months ended November 30, 1996, are net of assets and liabilities acquired.

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION



The data for the three and nine months ended November 30, 1996 and 1995 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1996 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1997 presentation.

(1) During the nine month periods ending November 30, 1996 and 1995, the Company derived approximately 20.5% and 23.2%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) During the third quarter of fiscal 1996, the Company provided $4,200 primarily for the restructuring of its four product groups. The special charge includes projected costs related to severance and other related costs, and litigation expenses. Cash related components represent approximately $3,900 with the remainder related to a writedown to net realizable value for purchased computer software as a result of the four product group structure.

(3) Includes trade receivables due from the Partnership of $1,292 at November 30, 1996 and $1,752 at February 29, 1996.

(4) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(5) Common Stock, $.02 Par Value; 20,000,000 Shares Authorized; 16,159,265 Shares Issued and 15,470,617 Shares Outstanding at November 30, 1996 and 16,046,398 Shares Issued and 15,357,750 Shares Outstanding at February 29, 1996.

(6) Treasury Stock at Cost; 688,648 Shares at November 30, 1996 and February 29, 1996.

(7) On December 20, 1996, the Board of Directors of the Company authorized the repurchase of up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. As of January 9, 1997, the Company has repurchased 3,300 shares.


Summarized Income Statement Information (Unaudited)
Walbridge Coatings, An Illinois Partnership


                                    Three Months Ended          Nine Months Ended
                                        November 30,                November 30,
(In thousands)                      1996          1995          1996          1995
------------------------------- ------------  ------------  ------------  ------------
Net Revenues                     $   16,609   $    16,266   $    50,992   $    49,420

Gross Profit                     $      376   $       764   $     1,535   $     2,401

Income (Loss) from Operations    $     (249)  $       164   $      (341)  $       595

Net Loss                         $     (484)  $      (246)  $    (1,205)  $      (750)

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

                    For the Quarter Ended November 30, 1996


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

Net Sales Summary                          Quarter Ended November 30,
-----------------               -------------------------------------------------
                                        1996                       1995
                                --------------------         --------------------
Product Group:                  Dollars     Percent          Dollars     Percent
                                --------    --------         --------    --------
  Laminates and Composites      $ 17,178      24.7%          $ 14,807      25.5%
  Specialty Films                  8,047      11.5%             4,921       8.5%
  Coil Coating                    30,158      43.3%            24,807      42.8%
  Electrogalvanizing              14,275      20.5%            13,485      23.2%
                                --------     ------          --------     ------
                                $ 69,658     100.0%          $ 58,020     100.0%
                                ========     ======          ========     ======


                                        Nine Months Ended November 30,
                                -------------------------------------------------
                                       1996                          1995
                                --------------------         --------------------
Product Group:                  Dollars     Percent          Dollars     Percent
                                --------    --------         --------    --------

  Laminates and Composites      $ 49,657       23.8%         $ 42,158       23.8%
  Specialty Films                 29,374       14.1%           18,592       10.5%
  Coil Coating                    86,604       41.4%           75,332       42.5%
  Electrogalvanizing              43,327       20.7%           40,994       23.2%
                                --------      ------         --------      ------
                                $208,962      100.0%         $177,076      100.0%
                                ========      ======         ========      ======

RESULTS OF OPERATIONS
---------------------

NET SALES

Net sales in the third quarter of fiscal 1997 increased 20.1% over the same period last year. Sales of laminates and composites increased by 16.0%; specialty films 63.5%; coil coating 21.6%; and electrogalvanizing 5.9%. For the nine-month period ended November 30, 1996, sales were 18.0% higher than the same period in fiscal 1996. Sales of laminates and composites increased by 17.8%; specialty films 58.0%; coil coating 15.0%; and electrogalvanizing 5.7%.

LAMINATES AND COMPOSITES

Sales of laminates and composites during the third quarter of fiscal 1997 increased 16.0% over the same quarter last year. The increase was mainly due to higher sales of disc brake noise damper material for the replacement market and a higher demand for Polycore Composites(R) in both the computer and automotive markets. On a nine-month basis, sales in this product group increased 17.8% over the same period in fiscal 1996. Again, the major contributor to this increase was higher sales of disc brake noise damper materials and Polycore Composites.

SPECIALTY FILMS

During the three month period ended November 30, 1996, sales of specialty films increased 63.5% over the same period last year. Strong gains in solar control and safety window film, in both domestic and international markets, were the major reasons for the increase. For the nine month period, specialty films sales increased 58.0% as compared to the first nine months of last year. Along with growth in all major product areas, the year to date increase was attributable to the acquisition of Solar Gard International, Inc. ("SGI") during the third quarter last year, the acquisition of a West Coast distributor during the first quarter this year, and gains in all major product areas.

COIL COATING

Coil coating sales during the third quarter of fiscal 1997 grew 21.6% over the same quarter last year. The major contributor to the growth was the increase in shipments to the building, appliance and transportation markets. For the nine months ended November 30, 1996, sales were 15.0% higher than the same period last year. Again, the increase in sales for the nine-month period was due to an increase in the same product mix.

ELECTROGALVANIZING

MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("Bethlehem") and Inland Steel Industries, Inc. ("Inland"). MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Bethlehem and Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 20.7% and 23.2% of the Company's net sales in the first nine months of fiscal 1997 and 1996, respectively. The profitability for operating the facility was comparable to the Company's overall operating results. Under the equity method of accounting, the Company includes its portion of the Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement.

MSC's electrogalvanizing sales in the third quarter of fiscal 1997 increased 5.9% over the third quarter last year. Electrogalvanizing volume grew 1.3% to 115,426 tons for the three months ended November 30, 1996, from the 113,980 tons reported in the prior fiscal year period. The higher volume was the result of record level efficiencies attained at the facility. On a year-to-date basis, sales increased 5.7% and volume increased 3.2% to 350,842 tons from 340,062 tons over the same period in the prior fiscal year. The increase in sales and volume over the first nine months last year resulted from the shortened annual maintenance shutdown, improved yields and efficiencies and higher line utilization.

The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at 77% and 23%, respectively. During the first nine months of fiscal 1997, Inland utilized only 8.3% of available production line time rather than its full 23% share. Bethlehem and other customers utilized this additional available line time. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 23% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could eventually be replaced by additional volume from Bethlehem and other customers.

GROSS PROFIT

The Company's gross profit margin was 28.4% in the third quarter of fiscal 1997 as compared to 25.1% in the same period last year. For the first nine months of the year, MSC's gross profit margin was 27.8% versus 26.4% last year. The increase in gross profit margin was primarily due to incremental gross profit margin related to the SGI acquisition. This increase was offset, in part, by changes in the product mix, a more competitive pricing environment and lower productivity at our Middletown, Ohio operation, due to scheduled shutdowns and a large number of new business qualification trials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were 16.7% of sales in the third quarter of fiscal 1997 as compared to 24.4% of sales for the same period last fiscal year. SG&A expenses in the third quarter of fiscal 1996 included a $4.2 million charge for the restructuring of the Company's four product groups. For the nine months ended November 30, 1996, SG&A expenses were 16.8% of sales as compared to 18.2% of sales for the same period in fiscal 1996. The decrease in SG&A was due to the special charge recorded last year, offset, in part, by additional ongoing expenses related to the SGI and West Coast distributor acquisitions. During this fiscal year, SG&A was also affected by the Company's continued strategic plan for growth utilizing effective product marketing, research and development and international marketing efforts.

TOTAL OTHER (INCOME) AND EXPENSE, NET AND INCOME TAXES

Total other (income) and expense, net was expense of $209 and $241 during the third quarter and first nine months of fiscal 1997, respectively, versus income of $162 and $613 for the third quarter and first nine months of fiscal 1996, respectively. The increase in expense was attributable to equity in results of partnership. MSC's effective income tax rate was approximately 38.5% during the third quarter and first nine months of fiscal 1997 and fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the third quarter of fiscal 1997, MSC generated $14.0 million of cash from operating activities compared to $2.2 million in the third quarter last year. On a year-to-date basis, operating activities generated $19.3 million of cash versus $7.8 million for the same period last year. The increase in cash generation was due mainly to the increase in net income, higher depreciation and amortization and lower receivables.

For the three and nine months ended November 30, 1996, MSC invested $15.7 million and $42.2 million, respectively, in capital improvement projects versus $5.3 million and $16.2 million, respectively, during last fiscal year. The increase in capital expenditures is primarily due to the construction in process of a new coil coating facility in Elk Grove Village, Illinois. In addition, the Company purchased certain assets of a West Coast distributor of solar control and safety window film for approximately $4.0 million payable in cash and convertible notes in the first quarter of this year. The Company's capital expenditures for fiscal 1997 are estimated to be approximately $50.0 million.

MSC's total debt increased at November 30, 1996, to $44.0 million from $19.8 million at fiscal year end due mainly to increased capital expenditures and the acquisition of the West Coast distributor of solar control and safety window film. As of November 30, 1996, the Company maintains three unsecured lines of credit totaling $75.0 million. There was $29.1 million outstanding under these lines of credit as of November 30, 1996, versus $4.8 million as of February 29, 1996. At November 30, 1996, $9.7 million of the amount outstanding under these lines of credit was borrowed under an uncommitted line of credit, and is properly classified as a Current Liability. The Company has executed letters of credit totaling $5.1 million against these lines leaving available lines of credit of $40.8 million at November 30, 1996. The Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditure program and debt amortization.

The Company has a capital lease obligation, which was $5.7 million as of November 30, 1996, relating to a facility which the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $2.5 million) of $5.0 million in Partnership financing loans from third parties at November 30, 1996.

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Form 10-K for the fiscal year ended February 29, 1996.

On December 20, 1996, the Board of Directors of the Company authorized the repurchase of up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. As of January 9, 1997, the Company has repurchased 3,300 shares.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 30, 1996



                          PART II. OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

       (a)(27)     Financial Data Schedule

       (b)         Reports on Form 8-K
                   -------------------

                   No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 9th day of January, 1997.



                                          MATERIAL SCIENCES CORPORATION

                                          By:  /s/ G. Robert Evans
                                               --------------------------
                                                G. Robert Evans
                                                Chairman of the Board


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