Form 10-Q/A
period 1995-08-31
MATERIAL SCIENCES CORP
filed 1997-05-28
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995
                         COMMISSION FILE NUMBER 1-8803


                         MATERIAL SCIENCES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



Delaware                                95-2673173
(State or other jurisdiction            (IRS employer identification
of incorporation or organization)        number)


2200 East Pratt Boulevard
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

Yes   X     No
   -------    -------

As of October 11, 1995, there were outstanding 15,355,294 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                  FORM 10-Q/A

                     FOR THE QUARTER ENDED AUGUST 31, 1995
                         (AS RESTATED IN ITS ENTIRETY)



                        PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

(a) Financial statements of Material Sciences Corporation and Subsidiaries

(b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries


                                           Three Months Ended August 31,       Six Months Ended August 31,
(In thousands, except per share data)     1995(restated) (1)        1994       1995(restated) (1)     1994
--------------------------------------    ------------------      --------     ------------------   ---------

Net Sales (2)                                 $  58,650           $59,415          $119,056         $118,237
Cost of Sales                                    43,953            43,826            90,598           87,598
                                              ----------          --------         ---------        ---------
Gross Profit                                  $  14,697           $15,589          $ 28,458         $ 30,639
Selling, General and Administrative
  Expenses                                        9,112             8,640            18,046           17,464
                                              ----------          --------         ---------        ---------
Income from Operations                        $   5,585           $ 6,949          $ 10,412         $ 13,175
                                              ----------          --------         ---------        ---------
Other (Income) and Expense:
   Interest Income                            $    (100)          $  (182)         $   (193)        $   (355)
   Interest Expense                                  13                40                59               58
   Equity in Results of Partnership                 116                 5                16              (72)
   Other, Net                                      (173)             (113)             (333)            (238)
                                              ----------          --------         ---------        ---------
     Total Other Income, Net                  $    (144)          $  (250)         $   (451)        $   (607)
                                              ----------          --------         ---------        ---------
Income Before Income Taxes                    $   5,729           $ 7,199          $ 10,863         $ 13,782
Income Taxes                                      2,210             2,736             4,192            5,238
                                              ----------          --------         ---------        ---------
Net Income                                    $   3,519           $ 4,463          $  6,671         $  8,544
                                              ==========          ========         =========        =========

Net Income Per Common and Common
  Equivalent Share (3)                            $0.23           $  0.29          $   0.43         $   0.56
                                              ==========          =======          =========        =========
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding(3)        15,599            15,270            15,479           15,260
                                              ==========          =======          =========        =========




       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                           August 31,          February 28,
                                                                      1995 (restated) (1)         1995
(In thousands)                                                             Unaudited             Audited
-----------------------------------------------------------------     -------------------      ------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                                $      3,090      $     5,816
    Receivables:
      Trade, Less Reserves of $3,508 and $3,628, Respectively (4)                  28,592           24,518
      Current Portion of Partnership Note                                             787              792
      Income Taxes                                                                      -            2,319
    Prepaid Expenses                                                                3,691            2,343
    Inventories                                                                    21,809           23,765
    Prepaid Taxes                                                                   2,246            2,246
                                                                     --------------------      -----------

      Total Current Assets                                                   $     60,215      $    61,799
                                                                     --------------------      -----------

  Gross Property, Plant and Equipment                                        $    168,861      $   158,129
  Accumulated Depreciation and Amortization                                       (70,655)         (65,216)
                                                                     --------------------      -----------

      Net Property, Plant and Equipment                                      $     98,206      $    92,913
                                                                     --------------------      -----------

  Other Assets:
    Investment in Partnership                                                $     11,367      $    10,917
    Partnership Note Receivable, Less Current Portion                               1,497            1,871
    Intangible Assets, Net                                                          3,092            3,193
    Other                                                                           1,406            1,664
                                                                     --------------------      -----------

      Total Other Assets                                                     $     17,362      $    17,645
                                                                     --------------------      -----------

      Total Assets                                                           $    175,783      $   172,357
                                                                     ====================      ===========

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                        $      1,968      $     1,903
    Accounts Payable                                                               18,605           22,521
    Accrued Expenses                                                               12,483           14,669
                                                                     --------------------      -----------
      Total Current Liabilities                                              $     33,056      $    39,093
                                                                     --------------------      -----------

  Long-Term Liabilities:
    Deferred Income Taxes                                                    $     10,204      $    10,750
    Long-Term Debt, Less Current Portion                                            7,337            6,933
    Accrued Superfund Liability                                                     4,122            4,198
    Other                                                                           6,158            5,979
                                                                     --------------------      -----------
      Total Long-Term Liabilities                                            $     27,821      $    27,860
                                                                     --------------------      -----------

Shareholders' Equity:
  Preferred Stock (5)                                                        $          -      $         -
  Common Stock (6)                                                                    320              317
  Additional Paid-In Capital                                                       45,604           42,776
  Treasury Stock at Cost (7)                                                       (3,380)          (3,380)
  Retained Earnings                                                                72,362           65,691
                                                                     --------------------      -----------
      Total Shareholders' Equity                                             $    114,906      $   105,404
                                                                     --------------------      -----------
      Total Liabilities and Shareholders' Equity                             $    175,783      $   172,357
                                                                     ====================      ===========

       The accompanying notes are an integral part of these statements.

                                       4

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                      Three Months Ended                  Six Months Ended
                                                                          August 31,                         August 31,
(In thousands)                                                  1995 (restated) (1)       1994      1995 (restated) (1)     1994
-------------------------------------------------------         -------------------     -------     -------------------   --------
Cash Flows From:
Operating Activities:
Net Income                                                            $  3,519          $ 4,463          $  6,671         $ 8,544
Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities:
    Depreciation and Amortization                                        2,659            2,168             5,663           4,548
    Provision (Benefit) for Deferred Income Taxes                         (467)            (248)             (546)           (244)
    Compensatory Effect of Stock Plans                                     819              162               981             323
    Other, Net                                                             116                5                16             (72)
                                                                      ---------         --------         ---------        --------
        Operating Cash Flow Prior to Changes in Assets
         and Liabilities                                              $  6,646          $ 6,550          $ 12,785         $13,099
                                                                      ---------         --------         ---------        --------

Changes in Assets and Liabilities:
    Receivables                                                       $ (1,482)         $   808          $ (4,069)        $(3,447)
    Income Taxes Receivable                                                587             (726)            2,319            (726)
    Prepaid Expenses                                                        87             (186)           (1,348)         (1,384)
    Inventories                                                          2,533            2,147             1,956           2,887
    Accounts Payable                                                      (116)          (1,000)           (3,916)         (5,076)
    Accrued Expenses                                                       971           (1,568)           (2,186)           (425)
    Other, Net                                                              32                6               103              34
                                                                      ---------         --------         ---------        -------
        Cash Flow from Changes in Assets and Liabilities              $  2,612          $  (519)         $ (7,141)        $(8,137)
                                                                      ---------         --------         ---------        -------
            Net Cash Provided by Operating Activities                 $  9,258          $ 6,031          $  5,644         $ 4,962
                                                                      ---------         --------         ---------        -------

Investing Activities:
Capital Expenditures, Net                                             $ (6,075)         $(6,781)         $(10,855)        $(9,711)
Investment in Partnership                                                 (208)            (194)             (466)           (589)
Distribution from Partnership                                              374              375               374             375
Other Long-Term Assets                                                     243              (45)              258              22
                                                                      ---------         --------         ---------        -------
            Net Cash Used in Investing Activities                     $ (5,666)         $(6,645)         $(10,689)        $(9,903)
                                                                      ---------         --------         ---------        -------

Financing Activities:
Proceeds of Debt                                                      $  9,842          $    38          $ 30,083         $    74
Payments to Settle Debt                                                (15,203)            (361)          (29,614)           (713)
Sale of Common Stock, Net of Repurchase                                    943               90             1,850             406
                                                                      ---------         --------         ---------        -------
            Net Cash Provided by (Used in) Financing Activities       $ (4,418)         $  (233)         $  2,319         $  (233)
                                                                      ---------         --------         ---------        -------

Net Decrease in Cash                                                  $   (826)         $  (847)         $ (2,726)        $(5,174)
Cash and Cash Equivalents at Beginning of Period                         3,916            7,603             5,816          11,930
                                                                      ---------         --------         ---------        -------
Cash and Cash Equivalents at End of Period                            $  3,090          $ 6,756          $  3,090         $ 6,756
                                                                      =========         ========         =========        =======

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

(1) On April 7, 1997, the Company announced that it had discovered accounting irregularities at one of its operating units. An independent investigation has confirmed that the controller of such operating unit acted alone and altered and falsified that unit's financial reports beginning in fiscal 1995. The Company has taken actions since learning of the accounting irregularities intended to prevent a recurrence of this situation.

     The Company's financial statements for the three and six months ended August 31, 1995 have been restated to reflect the correction of the accounting irregularities. The effect of this incident on results of operations for fiscal 1995 was not material and the amount related to this period is reflected in the first quarter of fiscal 1996. The effect of restatement for the three and six months ended August 31, 1995 results of operations is as follows:

                                Three Months Ended         Six Months Ended
                                  August 31, 1995          August 31, 1995
                               --------------------      --------------------
                               Previously                Previously
                                Reported   Restated       Reported   Restated
                               ----------  --------      ----------  --------
     Net Sales                  $58,650    $58,650        $119,056   $119,056
     Gross Profit                15,583     14,697          32,120     28,458
     Income from Operations       6,471      5,585          14,074     10,412
     Net Income                   4,066      3,519           8,932      6,671
     Net Income per Common and
      Common Equivalent Share      0.26       0.23            0.58       0.43

     The effect of the restatement on the August 31, 1995 Consolidated Balance Sheet resulted in corresponding decreases of $1,920 in Inventories, $1,401 in Accrued Expenses, and $2,261 in Retained Earnings and an increase of $1,742 in Accounts Payable as compared to the August 31, 1995 amounts previously reported.

(2) During the six month periods ending August 31, 1995 and 1994, the Company derived approximately 23.1% and 20.8%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(3) On June 16, 1994 the Board of Directors of the Company declared a stock dividend of one-half share per share of the Company's Common Stock, which was paid on July 28, 1994 to shareholders of record at the close of business on June 30, 1994. All share and per share data has been restated to retroactively reflect this stock dividend.

(4) Includes trade receivables due from the Partnership of $700 at August 31, 1995 and $799 at February 28, 1995.

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

(7) Treasury Stock at Cost; 688,648 Shares at August 31, 1995 and February 28, 1995.

Summarized Income Statement Information (Unaudited)
Walbridge Coatings, An Illinois Partnership

                                     Three Months Ended  Six Months Ended
                                          August 31,        August 31,
(In thousands)                         1995      1994      1995     1994
--------------------------------     --------   -------- --------  -------
Net Revenues                          $15,898   $15,271   $33,154  $30,714

Gross Profit                          $   668   $ 1,068   $ 1,637  $ 2,298

Income from Operations                $    68   $   472   $   431  $ 1,117

Net Income (Loss)                     $  (377)  $  (118)  $  (504) $  (117)

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

                                  FORM 10-Q/A

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


Net Sales Summary                         Quarter Ended August 31,
-----------------              --------------------------------------------
                                    1995                        1994
                               -------------------       ------------------
Product Group:                  Dollars    Percent       Dollars    Percent
                               -------------------       ------------------
  Laminates and Composites      $13,421      22.9%        $ 13,781    23.2%
  Metallizing and Coating         7,911      13.5%           7,149    12.0%
  Coil Coating                   24,131      41.1%          26,186    44.1%
  Electrogalvanizing             13,187      22.5%          12,299    20.7%
                                -------     ------        --------   ------
                                $58,650     100.0%        $ 59,415   100.0%
                                =======     ======        ========   ======



                                       Six Months Ended August 31,
                               --------------------------------------------
                                     1995                       1994
                               -------------------       ------------------
Product Group:                  Dollars    Percent       Dollars    Percent
                               -------------------       ------------------

  Laminates and Composites      $ 27,351     23.0%        $ 26,852    22.7%
  Metallizing and Coating         13,671     11.5%          14,310    12.1%
  Coil Coating                    50,525     42.4%          52,437    44.4%
  Electrogalvanizing              27,509     23.1%          24,638    20.8%
                               ----------   ------        --------   ------
                                $119,056    100.0%        $118,237   100.0%
                                =========   ======        ========   ======



ACCOUNTING IRREGULARITIES AND RESTATEMENT OF FINANCIAL STATEMENTS

As described in Note 1 of the Notes to Consolidated Financial Statements, on April 7, 1997, the Company announced that it had discovered accounting irregularities at one its operating units. An independent investigation has confirmed that the controller of such operating unit acted alone and altered and falsified that unit's financial reports beginning in fiscal 1995. The Company has taken actions since learning of the accounting irregularities intended to prevent a recurrence of this situation.

The Company's financial statements for the three and six months ended August 31, 1995 have been restated to reflect the correction of the accounting irregularities. The effect of this incident on results of operations for fiscal 1995 was not material and the amount related to this period is reflected in the first quarter of fiscal 1996. After restatement, the pretax effect of the total understatement of cost of sales related to the accounting irregularities amounted to $886 and $3,662 for the three and six months ended August 31, 1995, respectively.

THE INFORMATION IN THE DISCUSSION WHICH FOLLOWS IS PRESENTED AFTER RESTATEMENT OF THE FINANCIAL STATEMENTS

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

LAMINATES AND COMPOSITES

Laminates and composites sales during the second quarter of fiscal 1996 were 2.6% lower than during the same quarter of fiscal 1995. This decline in large part resulted from lower Polycore Composites(R) shipments to Mexico due to a 67% year-to-date sales decline in the Mexican market for Chrysler, the Company's major customer in this country. This shortfall in sales was partially offset by higher Polycore Composites(R) shipments into non-automotive markets in the U.S. as well as higher sales for disc brake noise damper material and Specular+(R). For the six month period ended August 31, 1995, laminates and composites sales were 1.9% higher than the same period last fiscal year primarily due to increases in non-automotive Polycore Composites(R) offset, in part, by shortfalls in automotive Polycore Composites(R) and brake damper material.

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

On September 7, 1995, MSC acquired all of the outstanding capital stock of Solar Gard International, Inc. ("SGI"). Headquartered in Largo, Florida, SGI was the largest independent distributor of professional grade solar control and safety film products in the world. It was also MSC's largest distributor, with a relationship going back to 1980. SGI has eight wholly-owned distribution centers across the United States, one center each in Canada and England, and a joint venture operation in Singapore. It currently distributes products in over fifty countries. The acquisition should help MSC better execute its international window film marketing program and improve overall efficiency.

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

Gross Profit

The Company's gross profit margin was 25.1% in the second quarter of fiscal 1996 versus 26.2% in the previous year. For the first six months of fiscal 1996, MSC's gross profit margin was 23.9% compared to 25.9% last year. The decline in gross profit margin for the quarter compared to the prior year was due to higher labor and overhead spending in relation to production volumes, offset, in part, by higher value-added product mix and continuing productivity gains resulting from capital expenditures. During the second quarter the Company reached agreement with its insurers regarding a casualty and business interruption loss incurred in the fourth quarter of fiscal 1995. MSC recognized approximately $.7 million in operating income during the second quarter for this matter.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased to 15.5% of sales in the second quarter of fiscal 1996 from 14.5% of sales in the same period last fiscal year. For the first six months of fiscal 1996, SG&A expenses increased to 15.2% of sales from 14.8% of sales for the same period in the prior fiscal year. The year-to-date increase in SG&A over the prior fiscal year six month period is due to increased expenditures for strategic purposes such as high-growth product marketing, research and development, and international marketing efforts. These same strategic expenditures along with a lower sales volume explain the increase in second quarter SG&A expenses as a percentage of sales over the prior year's second quarter.

Total Other (Income) Expense, Net and Income Taxes

Total other (income) expense, net was income of $.1 million and $.5 million during the second quarter and first six months of fiscal 1996, versus income of $.3 million and $.6 million, respectively in fiscal 1995. MSC's effective income tax rate was approximately 38.5% during the first six months of fiscal 1996 versus 38.0% in the first six months of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the second quarter of fiscal 1996, MSC's operating activities generated $9.3 million of cash versus $6.0 million of cash during the second quarter last year. For the first six months of fiscal 1996, operating activities generated $5.6 million of cash versus $5.0 million last year. The increase in cash generation is due mainly to improvements in certain working capital accounts.

MSC's capital expenditures during the second quarter and first six months of fiscal 1996 were $6.1 million and $10.9 million, versus $6.8 million and $9.7 million, respectively, last fiscal year. The cash flow from investment in partnership, net of distributions, was comparable in the second quarter and first six months of fiscal 1996 to the same periods of the prior fiscal year.

During the first six months of fiscal 1996 MSC's long-term debt, less current portion increased by $.4 million to $7.3 million due to borrowings on MSC's unsecured line of credit offset, in part, by normally scheduled debt amortization. The Company maintains a $25 million unsecured line of credit which expires August 31, 1998. There was $1.2 million outstanding under this line of credit at August 31, 1995 versus no balance outstanding at February 28, 1995. The Company has executed letters of credit totaling $4.9 million against this line leaving an available line of credit of $18.9 million at August 31, 1995. The Company believes that its cash flow from operations, together with available financing (including an increase in the line of credit if required), and cash on hand will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization. On September 7, 1995, MSC issued subordinated convertible notes along with a small amount of cash to purchase all of the outstanding capital stock of Solar Gard International for approximately $8.6 million in total. The notes mature ratably over a five year period and are convertible into MSC stock at a premium from current market price. The issuance of these notes does not affect availability of funds under MSC's unsecured line of credit.

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

                         MATERIAL SCIENCES CORPORATION

                                  FORM 10-Q/A

                     FOR THE QUARTER ENDED AUGUST 31, 1995



                          PART II.  OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

  On June 22, 1995, the Company held its Annual Meeting of Shareholders.

  Jerome B. Cohen, Roxanne J. Decyk, Eugene W. Emmerich, G. Robert Evans, E. F. Heizer, Jr., J. Frank Leach, and Irwin P. Pochter, being seven nominees named in the Company's Proxy Statement, dated May 17, 1995, were elected at the Annual Meeting to serve as the Board of Directors by a majority vote of shareholders. No votes were cast for any other person. The details of the vote were as follows:

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

  Approved by a majority vote of shareholders were the proposed amendments to the Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees regarding an increase in the aggregate number of shares of common stock that may be awarded, and requiring that all stock option awards be made at not less than 100% of fair market value. The details of the vote were as follows:

         For               Against          Abstain
         ---               ---------        -------

     11,099,271            2,819,372        37,395

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)(27)  Financial Data Schedule

     (b)      Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 23rd day of May, 1997.


                                      MATERIAL SCIENCES CORPORATION

                                      By: /s/ Gerald G. Nadig
                                          -------------------
                                      Gerald G. Nadig
                                      President and Chief Executive Officer

                                      By: /s/ James J. Waclawik, Sr.
                                          --------------------------
                                      James J. Waclawik, Sr.
                                      Vice President, Chief Financial Officer,
                                      and Secretary

                         MATERIAL SCIENCES CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q/A


                               INDEX TO EXHIBITS


                                               Sequentially
Exhibit Number    Description of Exhibit       Numbered Page
--------------    -----------------------      --------------

(27)              Financial Data Schedule