Form 10-Q/A
period 1995-11-30
MATERIAL SCIENCES CORP
filed 1997-05-28
CIK 755003

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

                         MATERIAL SCIENCES CORPORATION

                                  FORM 10-Q/A

                    For The Quarter Ended November 30, 1995
                         (As Restated In Its Entirety)



                        PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------

 (a) Financial statements of Material Sciences Corporation and Subsidiaries

 (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries


                                                             Three Months Ended                    Nine Months Ended
                                                                November 30,                          November 30,
(In thousands, except per share data)                 1995 (restated) (1)     1994         1995 (restated) (1)       1994
----------------------------------------------------  ------------------   -----------     ------------------    -----------
Net Sales (2)                                         $           58,020   $    56,798     $          177,076    $   175,035
Cost of Sales                                                     45,090        40,022                135,688        127,620
                                                      ------------------   -----------     ------------------    -----------
Gross Profit                                          $           12,930   $    16,776     $           41,388    $    47,415
Selling, General and Administrative Expenses                       9,974         9,400                 28,020         26,864
Restructuring Charge (3)                                           4,200             -                  4,200              -
                                                      ------------------   -----------     ------------------    -----------
Income from Operations                                $           (1,244)  $     7,376     $            9,168    $    20,551
                                                      ------------------   -----------     ------------------    -----------
Other (Income) and  Expense:
  Interest Income                                     $              (85)  $      (169)    $             (278)   $      (524)
  Interest Expense                                                   104             5                    163             63
  Equity in Results of Partnership                                     7           119                     23             47
  Other, Net                                                        (188)         (170)                  (521)          (408)
                                                      ------------------   -----------     ------------------    -----------
     Total Other Income, Net                          $             (162)  $      (215)    $             (613)   $      (822)
                                                      ------------------   -----------     ------------------    -----------
Income Before Income Taxes
                                                      $           (1,082)  $     7,591     $            9,781    $    21,373
Income Taxes                                                        (412)        2,991                  3,780          8,229
                                                      ------------------   -----------     ------------------    -----------
Net Income                                            $             (670)  $     4,600     $            6,001    $    13,144
                                                      ==================   ===========     ==================    ===========
Net Income Per Common and Common
  Equivalent Share (4)                                $            (0.04)  $      0.30     $             0.39    $      0.86
                                                      ==================   ===========     ==================    ===========
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding                            15,240        15,290                 15,519         15,267
                                                      ==================   ===========     ==================    ===========



       The accompanying notes are an integral part of these statements.


Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries


                                                                        November 30,               February 28,
                                                                     1995 (restated) (1)              1995
(In thousands)                                                            Unaudited                  Audited
-----------------------------------------------------------------    -------------------         --------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                         $    987                   $  5,816
    Receivables:
      Trade, Less Reserves of $3,471 and $3,628, Respectively (5)       25,924                     24,518
      Current Portion of Partnership Note                                  844                        792
      Income Taxes                                                       1,247                      2,319
    Prepaid Expenses                                                     3,121                      2,343
    Inventories                                                         27,433                     23,765
    Prepaid Taxes                                                        2,626                      2,246
                                                                      ---------                  --------

      Total Current Assets                                            $ 62,182                   $ 61,799
                                                                      --------                   --------

  Gross Property, Plant and Equipment                                 $174,266                   $158,129
  Accumulated Depreciation and Amortization                            (72,297)                   (65,216)
                                                                      --------                   --------

      Net Property, Plant and Equipment                               $101,969                   $ 92,913
                                                                      --------                   --------

  Other Assets:
    Investment in Partnership                                         $ 11,722                   $ 10,917
    Partnership Note Receivable, Less Current Portion                    1,497                      1,871
    Intangible Assets, Net (9)                                           9,083                      3,193
    Other                                                                1,465                      1,664
                                                                      --------                   --------

      Total Other Assets                                              $ 23,767                   $ 17,645
                                                                      --------                   --------

      Total Assets                                                    $187,918                   $172,357
                                                                      ========                   ========
Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                 $  2,095                   $  1,903
    Accounts Payable                                                    17,733                     22,521
    Accrued Payroll Related Expenses                                     8,587                      9,274
    Accrued Expenses                                                     7,047                      5,395
                                                                      --------                   --------

      Total Current Liabilities                                       $ 35,462                   $ 39,093
                                                                      --------                   --------

  Long-Term Liabilities:
    Deferred Income Taxes                                             $ 10,376                   $ 10,750
    Long-Term Debt, Less Current Portion                                16,573                      6,933
    Accrued Superfund Liability                                          4,264                      4,198
    Other                                                                6,310                      5,979
                                                                      --------                   --------

      Total Long-Term Liabilities                                     $ 37,523                   $ 27,860
                                                                      --------                   --------

Shareholders' Equity:
  Preferred Stock (6)                                                 $      -                   $      -
  Common Stock (7)                                                         321                        317
  Additional Paid-In Capital                                            46,300                     42,776
  Treasury Stock at Cost (8)                                            (3,380)                    (3,380)
  Retained Earnings                                                     71,692                     65,691
                                                                      ---------                  --------

      Total Shareholders' Equity                                      $ 114,933                  $105,404
                                                                      ---------                  --------

      Total Liabilities and Shareholders' Equity                      $ 187,918                  $172,357
                                                                      =========                  ========

       The accompanying notes are an integral part of these statements.

                                       4


Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries


                                                                      Three Months Ended               Nine Months Ended
                                                                         November 30,                    November 30,
(In thousands)                                                     1995 (restated) (1)  1994      1995 (restated) (1)   1994
----------------------------------------------------------------   -----------------  -------     ------------------  --------
Cash Flows From:
Operating Activities:
Net Income                                                             $   (670)      $ 4,600          $  6,001       $ 13,144
Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities:
    Depreciation and Amortization                                         2,904         2,303             8,567          6,851
    Provision (Benefit) for Deferred Income Taxes                            (5)         (367)             (551)          (611)
    Compensatory Effect of Stock Plans                                      159           162             1,140            485
    Other, Net                                                              (10)           99                 6             27
                                                                       --------       -------          --------       --------
       Operating Cash Flow Prior to Changes in Assets and Liabilities  $  2,378       $ 6,797          $ 15,163       $ 19,896
                                                                       --------       -------          --------       --------
Changes in Assets and Liabilities:
    Receivables                                                        $ (2,201)      $ 1,529          $ (6,270)      $ (1,918)
    Income Taxes Receivable                                              (1,247)          726             1,072              -
    Prepaid Expenses                                                        636            83              (712)        (1,301)
    Inventories                                                           1,490        (4,783)            3,446         (1,896)
    Accounts Payable                                                     (1,113)        3,446            (5,029)        (1,630)
    Accrued Expenses                                                      1,926         1,149              (260)           724
    Other, Net                                                              295           112               398            146
                                                                       --------       -------          --------       --------
        Cash Flow from Changes in Assets and Liabilities               $   (214)      $ 2,262          $ (7,355)      $ (5,875)
                                                                       --------       -------          --------       --------
            Net Cash Provided by Operating Activities                  $  2,164       $ 9,059          $  7,808       $ 14,021
                                                                       --------       -------          --------       --------

Investing Activities:
Capital Expenditures, Net                                              $ (5,319)      $(7,595)         $(16,174)      $(17,306)
Cash Portion of Acquisition and Related Costs                              (507)            -              (507)             -
Investment in Partnership                                                  (362)         (738)             (828)        (1,327)
Distribution from Partnership                                                 -             -               374            375
Other Long-Term Assets                                                        5             7               263             29
                                                                        --------      -------          --------        --------
            Net Cash Used in Investing Activities                      $ (6,183)      $(8,326)         $(16,872)      $(18,229)
                                                                       --------       -------          --------       --------

Financing Activities:
Proceeds of Debt                                                       $ 14,428       $    38          $ 44,511       $    112
Payments to Settle Debt                                                 (13,050)         (407)          (42,664)        (1,120)
Sale of Common Stock, Net of Repurchase                                     538           399             2,388            805
                                                                       --------       -------          --------       --------
            Net Cash Provided by (Used in) Financing Activities        $  1,916       $    30          $  4,235       $   (203)
                                                                       --------       -------          --------       --------

Net Increase (Decrease) in Cash                                        $ (2,103)      $   763          $ (4,829)      $ (4,411)
Cash and Cash Equivalents at Beginning of Period                          3,090         6,756             5,816         11,930
                                                                       --------       -------          --------       --------
Cash and Cash Equivalents at End of Period                             $    987       $ 7,519          $    987       $  7,519
                                                                       ========       =======          ========       ========

Supplemental Cash Flow Disclosures:
    Subordinated Convertible Notes Issued for Acquisition              $  8,189       $     -          $  8,189       $      -
    Cash Portion of Acquisition and Related Costs                           507             -               507              -
                                                                       --------       -------          --------       --------
    Total Consideration Paid for Acquisition (9)                       $  8,696       $     -          $  8,696       $      -
                                                                       ========       =======          ========       ========

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

     The Company's financial statements for the three and nine months ended November 30, 1995 have been restated to reflect the correction of the accounting irregularities. The effect of this incident on results of operations for fiscal 1995 was not material and the amount related to this period is reflected in the first quarter of fiscal 1996. The effect of restatement for the three and nine months ended November 30, 1995 results of operations is as follows:

                                      Three Months Ended November 30, 1995   Nine Months Ended November 30, 1995
                                      ------------------------------------   -----------------------------------
                                             Previously                             Previously
                                             Reported     Restated                  Reported     Restated
                                             ----------   --------                  ----------   --------
     Net Sales                                 $58,020    $58,020                     $177,076   $177,076
     Gross Profit                               14,554     12,930                       46,674     41,388
     Income (Loss) from Operations                 380     (1,244)                      14,454      9,168
     Net Income (Loss)                             333       (670)                       9,265      6,001
     Net Income (Loss) per Common
      and Common Equivalent Share                 0.02      (0.04)                        0.60       0.39

     The effect of the restatement on the November 30, 1995 Consolidated Balance Sheet resulted in corresponding decreases of $3,382 in Inventories, $775 in Accrued Expenses, and $3,264 in Retained Earnings and increases of $1,247 in Income Taxes Receivable and $1,904 in Accounts Payable as compared to the November 30, 1995 amounts previously reported.

(2) During the nine month periods ending November 30, 1995 and 1994, the Company derived approximately 23.2% and 20.8%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(3) During the third quarter of fiscal 1996, the Company provided $4,200 for the restructuring of its four product groups. The restructuring reserve includes projected costs related to severance, legal fees and other related costs. Cash related components represent approximately $3,900 with the remainder related to a writedown to net realizable value for purchased computer software as a result of the four product group structure. The Company expects to expend the entire reserve in the next six months.

(4) On June 16, 1994 the Board of Directors of the Company declared a stock dividend of one-half share per share of the Company's Common Stock, which was paid on July 28, 1994 to shareholders of record at the close of business on June 30, 1994. All share and per share data has been restated to retroactively reflect this stock dividend.

(5) Includes trade receivables due from the Partnership of $1,036 at November 30, 1995 and $799 at February 28, 1995.

(6) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 7,500,000 Designated Series A Junior Participating Preferred; None Issued.

(7) Common Stock, $.02 Par Value; 20,000,000 Shares Authorized; 16,046,393 Shares Issued and 15,357,745 Shares Outstanding at November 30, 1995 and 15,839,074 Shares Issued and 15,150,426 Shares Outstanding at February 28, 1995.

(8) Treasury Stock at Cost; 688,648 Shares at November 30, 1995 and February 28, 1995.

(9) On September 7, 1995, the Company purchased all of the outstanding capital stock of Solar Gard International, Inc. ("SGI"). Consideration for the purchase, including transaction costs and subject to additional purchase price adjustments, was approximately $8.2 million in subordinated convertible notes ("Notes") and $.5 million in cash. As a result of the SGI acquisition, net tangible assets of $2.6 million, and goodwill and a non-compete agreement totaling $6.1 million were recorded in the Consolidated Balance Sheets. The acquisition has been accounted for under the purchase method of accounting and is included in the Consolidated Financial Statements of the Company since the date of acquisition. The Notes bear interest at a rate of 7% per annum. The Notes are convertible into shares of the Company's common stock at a conversion price of $24.27 per share. The Notes mature in five equal installments with one series of notes becoming due annually beginning on September 8, 1996.

Summarized Income Statement Information (Unaudited)
Walbridge Coatings, An Illinois Partnership


                                        Three Months Ended    Nine Months Ended
                                           November 30,         November 30,
(In thousands)                           1995       1994       1995      1994
---------------------------             -------    -------    -------   -------
Net Revenues                            $16,266    $14,494    $49,420   $45,208

Gross Profit                            $   764    $   910    $ 2,401   $ 3,208

Income from Operations                  $   164    $   305    $   595   $ 1,422

Net Loss                                $  (246)   $  (238)   $  (750)  $  (355)

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

Net Sales Summary                               Quarter Ended November 30,
--------------------------                --------------------------------------
                                                1995                 1994
                                          -----------------    -----------------
Product Group:                            Dollars   Percent    Dollars   Percent
                                          --------  -------    --------  -------
  Laminates and Composites                $ 14,807    25.5%    $ 14,625    25.7%
  Metallizing and Coating                    4,921     8.5%       3,431     6.0%
  Coil Coating                              24,807    42.8%      27,066    47.7%
  Electrogalvanizing                        13,485    23.2%      11,676    20.6%
                                          --------  -------    --------  -------
                                          $ 58,020   100.0%    $ 56,798   100.0%
                                          ========  =======    ========  =======

                                              Nine Months Ended November 30,
                                          --------------------------------------
                                                1995                 1994
                                          -----------------    -----------------
Product Group:                            Dollars   Percent    Dollars   Percent
                                          --------  -------    --------  -------
  Laminates and Composites                $ 42,158    23.8%    $ 41,477    23.7%
  Metallizing and Coating                   18,592    10.5%      17,741    10.1%
  Coil Coating                              75,332    42.5%      79,503    45.4%
  Electrogalvanizing                        40,994    23.2%      36,314    20.8%
                                          --------  -------    --------  -------
                                          $177,076   100.0%    $175,035   100.0%
                                          ========  =======    ========  =======

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

The Company's financial statements for the three and nine months ended November 30, 1995 have been restated to reflect the correction of the accounting irregularities. The effect of this incident on results of operations for fiscal 1995 was not material and the amount related to this period is reflected in the first quarter of fiscal 1996. After restatement, the pretax effect of the total understatement of cost of sales related to the accounting irregularities amounted to $1,624 and $5,286 for the three and nine months ended November 30, 1995, respectively.

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

Laminates and Composites

Sales of laminates and composites during the third quarter of fiscal 1996 grew 1.2% over the same quarter last year. The increase is mainly due to higher sales of disc brake noise damper material and higher sales of Polycore Composites(R) into non-automotive markets, offset by lower sales of Specular+(R). On a year-to-date basis, sales in this product group increased 1.6% over the same period in fiscal 1995 primarily due to increases in sales of disc brake noise damper material and non-automotive Polycore Composites(R), offset by shortfalls in Specular+(R) and automotive Polycore Composites(R).

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

MSC's electrogalvanizing sales in the third quarter of fiscal 1996 increased 15.5% over the third quarter last year. Electrogalvanizing volume grew 17.3% to 113,980 tons in the three months ended November 30, 1995, from the 97,165 tons in the same period last year. Higher volume was the result of taking the electrogalvanizing's annual maintenance shutdown in the second quarter versus the third quarter in the previous year. On a year-to-date basis, sales increased 12.9% and volume increased 6.0% to 340,062 tons from 320,725 tons over the same period in the prior fiscal year. The increase in sales resulted primarily from the continuing shift to higher value-added electrogalvanized and coil coated materials, as well as improved pricing.

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

Gross Profit

The Company's gross profit margin was 22.3% in the third quarter of fiscal 1996 as compared to 29.5% in the same period last year. For the nine months ended November 30, 1995, the Company's gross profit margin was 23.4% versus 27.1% last year. The decrease was due to higher labor and overhead spending in relation to production volumes, product mix and competitive pricing pressure, offset, in part, by continuing productivity gains resulting from capital expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses including the restructuring charge, increased to 24.4% of sales in the third quarter of fiscal 1996 from 16.5% of sales in the same period last fiscal year. SG&A expenses in the third quarter of fiscal 1996 include a $4.2 million charge for the restructuring of the Company's four product groups. During the first nine months of fiscal 1996, SG&A expenses increased to 18.2% of sales from 15.3% of sales for the same period in fiscal 1995. The increase in SG&A expenses is due to the restructuring charge during the third quarter along with increased SG&A expenses as a result of the SGI acquisition. As a result of the restructuring, the Company expects to generate annual savings of approximately $4.0 million. These savings will positively impact both the Company's gross margin and SG&A expenses.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the third quarter of fiscal 1996, MSC generated $2.2 million of cash from operating activities compared to $9.1 million in the third quarter last year. On a year-to-date basis, operating activities generated $7.8 million of cash versus $14.0 million in the same period of fiscal 1995. The decrease in cash generation was due mainly to the decrease in net income, the timing of vendor payments of accounts payable and higher accounts receivable, offset, in part, by lower inventories.

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


                                           MATERIAL SCIENCES CORPORATION

                                           By: /s/ Gerald G. Nadig
                                               --------------------------------
                                           Gerald G. Nadig
                                           President and Chief Executive Officer

                                           By:/s/ James J. Waclawik, Sr.
                                              ---------------------------------
                                           James J. Waclawik, Sr.
                                           Vice President, Chief Financial
                                            Officer, and Secretary

                         MATERIAL SCIENCES CORPORATION

                        Quarterly Report on Form 10-Q/A


                               Index to Exhibits


                                               Sequentially
Exhibit Number    Description of Exhibit       Numbered Page
--------------    -----------------------      --------------

(27)              Financial Data Schedule