Form 10-K/A
period 1996-02-29
MATERIAL SCIENCES CORP
filed 1997-05-28
CIK 755003

                                  FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  February 29, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to _________

Commission file number:  1-8803

                         MATERIAL SCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        95-2673173
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

        2200 EAST PRATT BOULEVARD
       ELK GROVE VILLAGE, ILLINOIS                              60007
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   847-439-8270

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------

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

                      Documents Incorporated by Reference

  Portions of the following document are incorporated herein by reference into the indicated Part of this Form 10-K/A:


          Document                  Part of Form 10-K/A into which incorporated
          --------                  -------------------------------------------
Registrant's proxy statement for                      Part III
the Annual Meeting of Shareowners
held on June 20, 1996.


  On April 7, 1997, Material Sciences Corporation (the "Company") announced that it had discovered accounting irregularities at one of its operating units. An independent investigation has confirmed that the controller of that operating unit acted alone and altered and falsified that unit's financial reports beginning in fiscal year 1995. The Company's financial statements for fiscal year 1996 have been restated to reflect the correction of these accounting irregularities and such restated financial statements are included in this Form 10-K/A for the fiscal year ended February 29, 1996. While this Form 10-K/A restates in its entirety (as originally filed) the Company's Form 10-K for the fiscal year ended February 29, 1996, for the convenience of the reader, only Items 6, 7 and 8 of such Form 10-K have been modified to reflect such restated financial statements and are hereby amended. For additional information regarding such accounting irregularities, reference is made to Note 2 of the Notes to Consolidated Financial Statements in Item 8 below.

                                     PART I

ITEM 1.   BUSINESS
------------------

Introduction
------------

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

  Headquartered near Chicago, the Company, through its MSC Pre Finish Metals Inc., f/k/a Pre Finish Metals Incorporated ("PFM"), MSC Specialty Films Inc., f/k/a/ Deposition Technologies, Inc. ("MSCSF"), MSC Laminates and Composites Inc. ("MSCLC"), and MSC Walbridge Coatings Inc., f/k/a Pre Finish Metals (EG) Incorporated ("MSCWC") subsidiaries, operates seven manufacturing plants. PFM operates two facilities in Elk Grove Village, Illinois, one facility in Morrisville, Pennsylvania, and one facility in Middletown, Ohio. MSCWC, a subsidiary of PFM, operates a facility in Walbridge, Ohio on behalf of Walbridge Coatings, an Illinois Partnership (the "Partnership"), formed among MSCWC, Inland Steel Industries, Inc. ("Inland") and Bethlehem Steel Corporation ("Bethlehem" or "BSC"). MSCSF operates a thin film sputter-deposition metallizing, coating, and laminating facility in San Diego, California. MSCLC operates one facility in Elk Grove Village, Illinois, in conjunction with PFM.

  Additional information concerning certain transactions and events is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

  MSC, a Delaware corporation, was founded in 1971 and has been a publicly traded company since 1984. The principal executive offices of the Company are located at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, and its telephone number at that address is (847) 439-8270.

Laminates and Composites
------------------------

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

  Polycore Composites(R) are multilayer composites consisting of various metals, adhesives, and other components, typically consisting of metal outer skins surrounding a thin viscoelastic core material. Polycore Composites(R) are engineered to meet a variety of needs. The Company believes it is a leader in developing and manufacturing continuously processed coated materials that reduce noise and create thermal barriers. The automotive industry is the largest market for metal composites, which are being used to replace solid sheet metal parts, including oil pans, valve covers, front engine covers and heat shields. Polycore Composites(R) are also being evaluated for use in dash panels, floor pans, and other internal components in order to help reduce road noise. Polycore Composites(R) are also found in a number of other products, including lawn mower engines, air conditioners, computer disk drive covers, and appliances, and numerous other uses are under evaluation.

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

  Specular+(R), a laminate of silver-sputtered coated film and sheet metal, was developed by the Company for the growing high reflective fluorescent lighting market. Because pure silver offers unsurpassed reflectivity and precise light control, Specular+(R) produces virtually the same amount of light with only half the bulbs of a typical white painted fixture. The result is a significant reduction in the cost of electricity for lighting.

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

Specialty Films
---------------

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

  This product group includes the silver-sputtered, coated film used in Specular+(R), although intercompany sales of such film are excluded from this product group's sales. The Company has developed other products for the high reflective fluorescent lighting market. In addition, the Company participates in the microwaveable food packaging market with its Insceptor(R) film products that offer precise control of heating, browning and crisping of food during the cooking process. The Company has established agreements with rigid and flexible packaging companies to supply certain customers in the domestic market. This product group also includes security seals, which are used in tamper-evident packaging and anti-counterfeit measures.

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

Coil Coating
------------

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

Electrogalvanizing
------------------

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

  Bethlehem and Inland are two of the major suppliers of sheet steel to the U.S. automobile industry. The orders for the Partnership's toll coating services are primarily and independently generated by Bethlehem and Inland for their respective customers, although the Partnership may also accept orders from outside parties to the extent of available capacity and production schedules. Historically, third party sales have not been significant. The sales and marketing responsibilities of the Partnership are currently split between Bethlehem and Inland at 76% and 24%, respectively. In addition to Bethlehem's historic production at the facility, BSC transferred its in-house electrogalvanizing production from its Burns Harbor facility to the Partnership in fiscal 1996. During fiscal 1996, Inland utilized only 10% of available line time; Bethlehem and other customers utilized the balance of Inland's available line time. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 24% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a continued reduction in Inland's line time requirements could be replaced by additional volume from Bethlehem and other customers.

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

International
-------------

  The Company believes that significant opportunities exist internationally, particularly for the Company's disc brake noise damper products, Polycore Composites(R), Specular+(R), and solar control and safety window film. As a percent of net sales, direct export sales represented 8%, 8% and 7% in fiscal 1996, 1995 and 1994, respectively.

  The Company has certain distribution agreements and licensing and royalty agreements with agents and companies in Europe, Latin America, and the Far East that cover disc brake noise dampers, Polycore Composites(R), and lighting products. These agreements provide the Company with opportunities for market expansion in those geographic areas.

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

Marketing and Sales
-------------------

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

  MSC is generally not dependent on any one source for raw materials or purchased components essential to its business, and it is believed that such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

  MSC believes that its business, in the aggregate, is not seasonal. Certain of its products, however, sell more heavily in some seasons than in others.

Environmental Matters
---------------------

  The Company is subject to federal, state and local environmental laws. As a result of these laws, the Company has incurred, and will continue to incur in the future, significant capital expenditures and operating costs and charges. The Company is involved in two Superfund sites located in Gary and Kingsbury, Indiana. Although the ultimate cost of the Company's share of necessary cleanup expenses is not yet known, the Company believes that it is adequately reserved for environmental matters given the information currently available. See Note 7 of the Notes to the Consolidated Financial Statements entitled "Environmental and Legal Matters," which is included in Item 8. The Company cannot predict the impact of new or changed laws or regulations.

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

Research and Development
------------------------

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

Employees
---------

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



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                     --------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

 The executive officers of the Company as of April 26, 1996 are as follows:

                                                   Position and
           Name              Age                Year First Elected
           ----              ---                ------------------
G. Robert Evans............   64  Chairman and Chief Executive Officer, MSC
                                  since July 1991; previously Chairman,
                                  President, and Chief Executive Officer, MSC
                                  since February 1991.

Gerald G. Nadig............   51  President and Chief Operating Officer, MSC
                                  since July 1991; previously President and
                                  Chief Operating Officer, PFM since 1990;
                                  previously Executive Vice President, PFM
                                  since 1989.

William H. Vrba............   64  Senior Vice President, Chief Financial
                                  Officer, and Secretary, MSC since July 1991.

Frank D. Graziano..........   63  Senior Vice President, Technology, MSC since
                                  July 1991; previously Senior Vice President,
                                  Research and Development, PFM since 1990;
                                  previously Senior Vice President, Marketing,
                                  Research and Development, PFM since 1988.

Anton F. Vitzthum..........   61  Senior Vice President, Manufacturing, MSC
                                  since March, 1994; previously Senior Vice
                                  President, Operations, PFM since 1990;
                                  previously Vice President, Manufacturing, PFM
                                  since 1984.

Frank J. Lazowski, Jr......   56  Vice President, Human Resources, MSC since
                                  July 1991; previously Vice President, Human
                                  Resources PFM since 1988.

Robert J. Mataya...........   53  Vice President, Business Planning and
                                  Development, MSC since July 1991; previously
                                  Vice President, Business Planning and
                                  Development, PFM since 1990; previously Vice
                                  President, Marketing, PFM since 1986.


                                                   Position and
           Name              Age                Year First Elected
           ----              ---                ------------------

James J. Waclawik, Sr......   37  Vice President and Controller, MSC since July
                                  1991; previously Vice President and
                                  Controller, PFM since 1989; previously
                                  Controller PFM since 1988.

David A. Fletcher..........   42  President and Chief Operating Officer, MSCSF
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

     Mr. Evans serves as a director of Consolidated Freightways, Inc., Fiberboard Corporation, and Swift Energy Company.



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                     --------------------------------------

ITEM 2.  PROPERTIES
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


                               Approximate
                                 Area in     Lease Expiration
          Location             Square Feet    (or Ownership)
          --------             -----------    --------------

Elk Grove Village, Illinois       58,000       Owner
   Plant No. 1

Elk Grove Village, Illinois      205,000       Owner
   Plant No. 2

Elk Grove Village, Illinois      152,000       Owner
   Plant No. 3

Morrisville, Pennsylvania        121,000       Owner

Middletown, Ohio                 170,000       Owner

San Diego, California             65,000       February 2002

Walbridge, Ohio                  311,000       June 2003(1)

---------------------
(1) The lease is renewable, at the Company's option, for additional periods totaling 25 years. Since April 1, 1986, this facility has been subleased to the Partnership and the sublease is scheduled to expire on June 30, 1998 (see "Electrogalvanizing").

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     See Note 7 of the Notes to Consolidated Financial Statements entitled "Environmental and Legal Matters," which is included in Item 8. In May 1996, the lawsuit with a former distributor of solar control and safety window film referenced in Note 7 was settled and the lawsuit was dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS
-------  --------------------------------------------------

     There were no matters submitted to the Company's security owners during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
-------  ----------------------------------------------
         RELATED SHAREOWNER MATTERS
         --------------------------

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


          Fiscal         Fiscal
           Year          Quarter   High    Low
           ----          -------   ----    ---
           1996          1st      19 3/4  15 1/2
                         2nd      22 3/8  16 3/4
                         3rd      19 3/8  12 1/8
                         4th      15      12 5/8

          Fiscal         Fiscal
           Year          Quarter   High    Low
           ----          -------   ----    ---

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

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------


(Dollars and numbers of shares in
thousands, except per share data)                                           Fiscal Year
                                              -----------------------------------------------------------------------
                                                   1996           1995           1994           1993           1992
                                              (restated)(5)
---------------------------------------------------------------------------------------------------------------------
Operating Results
Net Sales                                        $236,150       $227,658       $187,701       $156,230       $142,599
Gross Profit                                       55,596         62,171         45,752         38,828         34,359
Selling, General and Administrative                37,549         35,679         27,409         24,992         22,710
 Expenses
Income from Operations                             13,847         26,492         18,343         13,836         11,649
Net Income (1)(2)                                   8,497         16,740         11,802          7,617          7,141
Per Share Information:(3)
   Net Sales                                     $  15.30       $  14.94       $  12.47       $  11.67       $  12.67
   Net Income                                        0.55           1.10           0.78           0.56           0.63
   Cash Dividends                                       -              -              -              -              -
   Shareowners' Equity                               7.66           6.92           5.74           5.48           3.73
   Market Price:
      High                                       $  22.38       $  17.75       $  17.63       $  12.00       $  10.38
      Low                                        $  12.13       $  13.75       $  10.63       $   7.88       $   4.88
      Close                                      $  14.38       $  15.88       $  17.63       $  11.00       $  10.38
   P/E (High)                                       40.7x          16.1x          22.6x          21.4x          16.5x
   P/E (Low)                                        22.1x          12.5x          13.6x          14.1x           7.7x
---------------------------------------------------------------------------------------------------------------------
Financial Position
Total Assets                                     $200,026       $172,357       $151,592       $128,711       $100,967
Working Capital                                    23,716         22,706         29,026         37,749          9,709
Net Property, Plant and Equipment                 110,882         92,913         72,048         52,151         47,163
Long-Term Debt, Less Current Portion               16,815          6,933          8,853         10,696         13,801
Shareowners' Equity                               118,226        105,404         86,464         73,318         41,995
Total Capital Invested                            138,055        114,240         97,087         85,689         58,032
---------------------------------------------------------------------------------------------------------------------
Key Ratios
Gross Profit as a % of Net Sales                     23.5%          27.3%          24.4%          24.9%          24.1%
SG&A Expenses as a % of Net Sales                    15.9%          15.7%          14.6%          16.0%          15.9%
Income from Operations as a % of Net                  5.9%          11.6%           9.8%           8.9%           8.2%
 Sales
Net Income as a % of Net Sales                        3.6%           7.3%           6.3%           4.9%           5.0%
Research and Development as a % of Net                2.8%           2.4%           2.1%           2.0%           2.0%
 Sales
Effective Income Tax Rate                            38.2%          38.5%          38.0%          37.0%          39.0%
Current Ratio                                         1.6            1.6            1.9            2.5            1.4
Long-Term Debt to Shareowners' Equity                14.2%           6.6%          10.2%          14.6%          32.9%
Outstanding Debt as a % of Total                     14.4%           7.7%          10.9%          14.4%          27.6%
 Capital Invested
Return on Average Shareowners' Equity                 7.6%          17.4%          14.8%          13.2%          19.6%
Return on Average Total Capital Invested              6.7%          15.8%          12.9%          10.6%          11.9%
---------------------------------------------------------------------------------------------------------------------
Other Statistics
Capital Expenditures, Net                        $ 27,467       $ 29,374       $ 14,894       $ 11,444       $  8,333
Cash Flow Before Financing Activities(4)           (7,741)        (5,339)       (10,789)         4,677         11,060
Depreciation and Amortization                      11,098          8,747          7,385          6,455          6,383
Sales per Employee                                    268            246            227            231            223
Weighted Average Number of Common and
 Common Equivalent Shares Outstanding(3)           15,437         15,241         15,057         13,383         11,259
Shareowners of Record                               1,012          1,110            796            891            750
Number of Employees                                   882            925            826            675            639
---------------------------------------------------------------------------------------------------------------------

(1) In 1996, the Company recorded a pretax special charge against income of $4,200 for the restructuring of its four product groups.
(2) In 1993, MSC recorded the cumulative effect of adopting SFAS No. 106 and No. 109, which reduced net income by $1,283, net of income taxes, or $0.17 per share.
(3) The above data has been restated to reflect two separate one-half share per share dividends to shareowners of record on March 16, 1992 and June 30, 1994.
(4) This figure represents net cash provided by operating activities less net cash used in investing activities. The 1994 figure includes a cash outflow of $14,504 for the investment in acquired facility.
(5) See Note 2 of the Notes to Consolidated Financial Statements which is included in Item 8.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)
         ------------------------------------------------------------


                                                                For the fiscal years ended February 28 or 29,
Net Sales Summary                                       1996                1995                 1994
--------------------------                              ----                ----                 ----
Product Group:                                   Dollars   Percent   Dollars   Percent    Dollars    Percent
                                                 --------  -------   -------   --------   --------   -------
Laminates and Composites                         $ 56,790     24%    $ 57,722     25%     $ 46,266      25%
Specialty Films                                    23,662     10%      19,134      8%       16,979       9%
Coil Coating                                      100,652     43%     101,206     45%       78,320      42%
Electrogalvanizing                                 55,046     23%      49,596     22%       46,136      24%
                                                 --------    ---     --------    ---      --------     ---
                                                 $236,150    100%    $227,658    100%     $187,701     100%
                                                 ========    ===     ========    ===      ========     ===


                                                                For the fiscal years ended February 28 or 29,
Results of Operations                                               1996 (restated)     1995           1994
--------------------------                                          --------------      ----           ----
Net Sales                                                               100.0%         100.0%         100.0%
Cost of Sales                                                            76.5           72.7           75.6
                                                                        -----           ----          -----
Gross Profit                                                             23.5%          27.3%          24.4%
Selling, General and Administrative Expenses                             15.9           15.7           14.6
Special Charge                                                            1.7             --             --
                                                                        -----           ----          -----
Income from Operations                                                    5.9%          11.6%           9.8%
Total Other (Income) and Expense, Net                                     0.1           (0.3)          (0.3)
                                                                        -----           ----          -----
Income Before Income Taxes                                                5.8%          11.9%          10.1%
Income Taxes                                                              2.2            4.6            3.8
                                                                        -----           ----          -----
Net Income                                                                3.6%           7.3%           6.3%
                                                                        =====           ====          =====

Material Sciences Corporation ("MSC" or "Company") operates in one business segment comprised of the following four product groups: laminates and composites, specialty films, coil coating, and electrogalvanizing.

The preceding tables provide a summary of net sales and the percent of net sales of MSC's product groups, and a summary of MSC's results of operations as a percent of net sales.

Accounting Irregularities and Restatement of Financial Statements

As described in Note 2 of the Notes to Consolidated Financial Statements, on April 7, 1997, the Company announced that it had discovered accounting irregularities at one of its operating units. An independent investigation has confirmed that the controller of that operating unit acted alone and altered and falsified that unit's financial reports beginning in fiscal 1995. Since learning of the accounting irregularities, the Company has taken actions intended to prevent a recurrence of this situation.

The Company's financial statements and the quarterly financial information for fiscal 1996 have been restated to reflect the correction of the accounting irregularities. The pretax effect of this incident on results of operations for fiscal 1995 was $1,847 and was not deemed material. The amount related to this period is reflected in the first quarter of fiscal 1996. After restatement, the pretax effect of the total understatement of cost of sales related to the accounting irregularities amounted to $5,638 in fiscal 1996.

The Information in the Discussion Which Follows is Presented After Restatement of the Financial Statements

Fiscal 1996 Compared with Fiscal 1995

Net Sales

Net sales in fiscal 1996 grew 3.7% over fiscal 1995. Sales of laminates and composites and coil coating declined 1.6% and .5%, respectively. Specialty films and electrogalvanizing grew 23.7% and 11.0%, respectively. Included in the above are specialty films sales from the September 7, 1995 acquisition of Solar Gard International, Inc. ("SGI").

Laminates and Composites

Fiscal 1996 net sales of laminates and composites declined 1.6% to $56,790 from $57,722 in fiscal 1995. Sales of Polycore Composites(R) decreased due to lower sales to Chrysler. Partially offsetting the shortfall in Polycore Composites(R) was significant growth in non-automotive uses including computer disk drive covers. Sales of disc brake noise damper materials increased significantly from the previous fiscal year as a result of increased aftermarket demand, as well as a steady increase in original equipment manufacturer ("OEM") sales during the year. In the high-reflective lighting fixture market, Specular+(R) sales decreased from fiscal 1995 due to increased competitive pressure and a decline in OEM requirements.

Specialty Films

Specialty films net sales increased 23.7% to $23,662 in fiscal 1996 from $19,134 in fiscal 1995 due to a higher average selling price and an increase in volume from the acquisition of SGI, increased domestic and international demand for solar control and safety window film, offset by lost sales from a West Coast distributor terminated in fiscal 1995. Increased productivity and quality improvements also contributed to the increase in sales over the prior fiscal year, as MSC was better able to meet seasonal demand.

     On September 7, 1995, a subsidiary of MSC acquired all of the outstanding capital stock of SGI. Headquartered in Largo, Florida, SGI was the largest independent distributor of professionally installed solar control window film products in the world. It was also MSC's largest distributor, with a relationship going back to 1980. SGI had eight wholly owned distribution centers across the United States, one center each in Canada and England, and a joint venture operation in Singapore. Subsequent to the acquisition, SGI expanded in California (two distribution centers) and Florida (South American export center). SGI currently distributes product in over 50 countries.

     During the first quarter of fiscal 1997, the Company entered into a tentative agreement to purchase certain assets of a distributor of solar control window film products in the Western U.S. and throughout the world. The Company anticipates this transaction will be completed during the first quarter of fiscal 1997.

Coil Coating

Coil coating net sales of $100,652 in fiscal 1996 were flat with fiscal 1995. Coil coating sales were affected by lingering effects of customer inventory adjustments related to a scheduled 52 day shutdown of MSC's Middletown, Ohio facility occurring in the fourth quarter of fiscal 1995. In addition, price competition in the industry was partially offset by an increase in the sales of clutch plate materials that were sold as a package. Package sales include both coating and metal components. Sales declines were experienced in the truck trailer, swimming pool, and the heating and air conditioning areas. During the fourth quarter of fiscal 1996, pricing stabilized and backlog increased from the previous quarter.

     New construction of a high-speed coil coating line in Elk Grove Village, Illinois, is scheduled for completion in the fourth quarter of fiscal 1997. This facility will increase MSC's capacity and ability to compete as a low cost producer in current and new markets.

Electrogalvanizing

MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("Bethlehem" or "BSC") and Inland Steel Industries, Inc. ("Inland"). MSC's net sales for electrogalvanizing consist of various fees charged to the Partnership for operating the facility. Bethlehem and Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 23%, 22% and 24% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. The profitability for operating the facility is comparable to the Company's overall operating results. Under the equity method of accounting, the Company includes its portion of the Partnership net loss in Equity in Results of Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement.

     MSC's electrogalvanizing sales increased 11.0% to $55,046 in fiscal 1996 from $49,596 in fiscal 1995, while electrogalvanizing volume increased 6.2% to 453,710 tons in fiscal 1996 from 427,133 tons in the prior fiscal year. The increase in sales and volume over the previous fiscal year resulted from increased sales efforts, pricing and improved yields.

     The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at approximately 76% and 24%, respectively. During fiscal 1996, Inland utilized only 10% of available production line time rather than its 24% share. Bethlehem and other customers utilized this additional available line time. In addition to

Bethlehem's historic production, BSC transferred its in-house electrogalvanizing production from its Burns Harbor facility to Walbridge Coatings. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its 24% share of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could be replaced by additional volume from Bethlehem and other customers.

Gross Profit

MSC's gross profit percentage decreased from 27.3% in fiscal 1995 to 23.5% in fiscal 1996. This percentage decline was due to higher labor and overhead spending in relation to production volume, product mix, and competitive pricing pressure, offset, in part, by improved manufacturing efficiencies. Significant capital expenditures have resulted in increased yields and line speeds, as well as reductions in set-up time and unscheduled downtime. The Company reached agreement with its insurers regarding a casualty and business interruption loss incurred in the fourth quarter of fiscal 1995. MSC recognized approximately $.7 million in operating income during the second quarter of fiscal 1996 for this matter.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased to 15.9% of sales in fiscal 1996 from 15.7% in fiscal 1995, excluding the impact of a $4.2 million pretax special charge recorded in the third quarter of fiscal 1996. The increase in SG&A primarily was due to increased expenditures related to the SGI acquisition, continued strategic high-growth product marketing, research and development, and international marketing efforts, as well as some non-recurring increases in other administrative expenses. The special charge includes costs related to severance and other related expenses, and litigation expenses. The savings associated with the restructuring will positively affect the Company's gross margin, as well as operating expenses.

Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net was $.1 million of expense in fiscal 1996 and $.7 million of income in fiscal 1995. Interest income declined due to lower amounts of cash investments. Equity in results of partnership declined due to higher utilization by the partners replacing third party sales. MSC's effective tax rate for fiscal 1996 was approximately 38.2% compared with 38.5% in the prior year. In fiscal 1996, MSC benefited from the creation of a foreign sales corporation and research and development ("R&D") tax credits for its increasing investment in R&D. MSC expects comparable benefits in fiscal 1997.

Fiscal 1995 Compared with Fiscal 1994

Net Sales

Net sales in fiscal 1995 grew 21.3% over fiscal 1994. Sales of laminates and composites grew 24.8%; specialty films 12.7%; coil coating 29.2%; and electrogalvanizing 7.5%. Included in the above are coil coating sales from the June 30, 1993, acquisition of the coil coating facility from AK Steel Corporation in Middletown, Ohio.

Laminates and Composites

Fiscal 1995 net sales of laminates and composites grew 24.8% to $57,722 from $46,266 in fiscal 1994. Sales of Polycore Composites(R) generated a significant increase over the previous year, boosted by new product applications and market expansion activities in both automotive and non-automotive end uses. In the high-reflective lighting fixture market, Specular+(R) sales increased from fiscal 1994 due to increased worldwide demand for energy-efficient lighting. Sales of disc brake noise damper materials were up from the previous fiscal year as a result of increased aftermarket demand, as well as a steady increase in original equipment manufacturer ("OEM") sales during the year.

Specialty Films

Specialty films net sales increased 12.7% to $19,134 in fiscal 1995 from $16,979 in fiscal 1994 due primarily to increased domestic and international demand for solar control window and safety film. Increased productivity and quality improvements also contributed to the increase in sales over the prior fiscal year, as MSC was better able to meet seasonable demand.

Coil Coating

Coil coating net sales grew 29.2% in fiscal 1995 to $101,206 from $78,320 in the prior fiscal year. The broad increase in sales was due largely to expanded market coverage and new product introductions. MSC benefited from a strong economy but also out performed the economy due to the conversion of new prepainted metals from post-manufacturing painting applications. The biggest sales advances came from heating and air conditioning, truck trailer, fuel tank and lighting areas.

     A portion of this coil coating sales increase is attributable to MSC's June 1993 acquisition of the Middletown coil coating facility. Comparable sales in this product group were up approximately 14.8% from the prior fiscal year. During the fourth quarter of fiscal 1995, the Middletown facility was shut down for 52 days for planned upgrading and expansion of that facility. The shutdown decreased sales and earnings in the fourth quarter of fiscal 1995.

Electrogalvanizing

MSC's electrogalvanizing sales increased 7.5% to $49,596 in fiscal 1995 from $46,136 in fiscal 1994, while electrogalvanizing volume increased 2.6% to 427,133 tons in fiscal 1995 from 416,214 tons in the prior fiscal year. The increase in sales and volume over the previous fiscal year resulted from a strong demand for new autos and trucks, plus a continuing shift to higher value-added electrogalvanized and coil coated materials. These higher value-added sales

(principally zinc-nickel with a coil coated topcoat) represented 6.5% of electrogalvanizing sales in fiscal 1995 up from 5.3% in fiscal 1994.

     The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at 77% and 23%, respectively. During fiscal 1995, Inland utilized only 17% of available production line time rather than its 23% share. Bethlehem and other customers utilized this additional available line time.

Gross Profit

MSC's gross profit percentage increased to 27.3% in fiscal 1995 from 24.4% in fiscal 1994. This improvement was due to increasing higher value-added product mix, pricing, higher line utilization and improving manufacturing efficiencies. Significant capital expenditures have resulted in increased yields and line speeds, as well as reductions in set-up time and unscheduled downtime.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to 15.7% of sales in fiscal 1995 from 14.6% in fiscal 1994. This increase was primarily due to increased expenditures for strategic purposes such as high-growth product marketing, research and development, and international marketing efforts, as well as some non-recurring increases in other administrative expenses.

Total Other Income, Net and Income Taxes

Total other income, net was income of $.7 million in fiscal 1995 and fiscal 1994. Decreased interest income, due to lower amounts of cash investments, was more than offset by a reduction in interest expense (from lower debt levels), equity in results of partnership and other, net. MSC's effective tax rate for fiscal 1995 was approximately 38.5% compared with 38.0% in the prior year.

Liquidity and Capital Resources

MSC generated $19.5 million of cash from operating activities in fiscal 1996 compared with $25.0 million in the prior fiscal year. The decrease in cash generation is mainly due to lower net income and higher receivables from an increased level of sales in the fourth quarter of fiscal 1996 over fiscal 1995. This was offset, in part, by a decrease in inventories and an increase in accounts payable.

     In fiscal 1996, MSC invested $27.5 million in capital improvement projects compared with $29.4 million last year. Fiscal 1996's capital expenditures included the construction in process of a new coil coating line in Elk Grove Village, Illinois. Nearly all of fiscal 1996's capital expenditures were directly related to increasing MSC's efficiency or expanding new product and market opportunities.

     During the third quarter of fiscal 1996, MSC acquired all of the outstanding capital stock of SGI. Consideration for the purchase, including transaction costs and net of cash acquired, was $8.0 million in subordinated convertible notes and $.2 million in cash.

     On June 30, 1993, a subsidiary of MSC purchased from AK Steel Corporation, certain of the assets (including inventory) of its coil paint facility in Middletown, Ohio, for approximately $14.5 million, including acquisition related costs. Available cash was used to purchase the facility.

     The Company plans to increase its capital expenditures to $46.3 million in fiscal 1997, including investments for completing the construction of the coil coating line in Elk Grove Village and the last phase of the Middletown facility upgrade.

     MSC'S long-term debt, less current portion, increased at fiscal year-end 1996 to $16.8 million from $6.9 million in fiscal 1995, due to convertible debt issued in conjunction with the SGI acquisition and borrowings under the Company's line of credit. Long-term debt is expected to increase by approximately $10.0 million in fiscal 1997 as MSC utilizes its unsecured line of credit to finance a portion of its capital expenditure program.

     In fiscal 1995, the Company entered into a new $25 million unsecured line of credit that expires August 31, 1998. There was $4.8 million outstanding under this line of credit at February 29, 1996. The Company has also executed letters of credit totaling $4.9 million against the credit facility, leaving an available line of credit of $15.3 million at February 29, 1996. In addition, in fiscal 1996, MSC entered into a separate financing arrangement with a second banking source for an additional $25 million unsecured line of credit. There was no outstanding balance under this line of credit at February 29, 1996. In fiscal 1997, the Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditure program and debt amortization.

     MSC continues to participate in the implementation of settlements with the government for clean-up of various Superfund sites. The Company has been named as a potentially responsible party ("PRP") for the surface, soil and ground water contamination at these sites. Although the ultimate cost of the Company's share of various necessary clean-up expenses is not yet known, the Company believes it is adequately reserved for known environmental matters, given the information currently available. The PRPs and the United States Environmental Protection Agency ("USEPA") are discussing modifications regarding the scope of the work required under the decree for the Kingsbury site. The remedial costs at this site could change depending on the USEPA's position. The Company and other settling PRPs that are parties to the decree for the Kingsbury site are engaged in litigation with several non-settling PRPs including three large volume PRPs, to compel such non-settling PRPs to contribute to the clean-up effort at this site. During fiscal 1994, the Company reached agreement with various liability insurers for environmental-related costs. The agreements included cash settlements of $4,275, of which $1,800 represented the reimbursement of previously accrued costs. The balance of the settlements was for future environmental costs and was included in the Company's environmental accruals. The Company believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $4,300 to $5,100 at February 29, 1996. The timing of the Company's cash payments for environmental matters is not known, and no assurance can be given that the Company's environmental obligations will not increase (see Note 7 of the Notes to Consolidated Financial Statements which is included in Item 8).

     During the first quarter of fiscal 1997, the Company entered into a tentative settlement agreement regarding a lawsuit with a former distributor of solar control and safety window film. The settlement is expected to be finalized in the first quarter of fiscal 1997, and the amount of the settlement is within the range of previously established reserves.

     The Company has a capital lease obligation, which was $6.9 million as of February 29, 1996, relating to a facility that the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $3.4 million) of $6.8 million in partnership financing loans from third parties at February 29, 1996.

     The Company's adoption of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," at February 29, 1996, did not have a material effect on the Consolidated Financial Statements.

Inflation
The Company believes that inflation has not had a significant impact on fiscal 1996, 1995 and 1994 results of operations in any of its product groups.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

(a) The Consolidated Statements of Income for the years ended February 29, 1996, February 28, 1995 and February 28, 1994, Consolidated Balance Sheets as of February 29, 1996 and February 28, 1995, Consolidated Statements of Cash Flows for the years ended February 29, 1996, February 28, 1995 and February 28, 1994, Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are included on the following pages.

Consolidated Statements of Income
Material Sciences Corporation and Subsidiaries


                                                       For the years ended February 28 or 29,
                                                    -------------------------------------------
(In thousands, except per share data)               1996 (restated)      1995           1994
-------------------------------------------------   -------------------------------------------
Net Sales                                               $236,150       $227,658       $187,701
Cost of Sales                                            180,554        165,487        141,949
                                                        --------       --------       --------
Gross Profit                                            $ 55,596       $ 62,171       $ 45,752
Selling, General and Administrative Expenses              37,549         35,679         27,409
Special Charge                                             4,200              -              -
                                                        --------       --------       --------
Income from Operations                                  $ 13,847       $ 26,492       $ 18,343
                                                        --------       --------       --------
Other (Income) and Expense:
   Interest Income                                      $   (343)      $   (667)      $ (1,057)
   Interest Expense                                          217             64            112
   Equity in Results of Partnership                          931            485            589
   Other, Net                                               (717)          (609)          (333)
                                                        --------       --------       --------
     Total Other (Income) and Expense, Net              $     88       $   (727)      $   (689)
                                                        --------       --------       --------
Income Before Income Taxes                              $ 13,759       $ 27,219       $ 19,032
Income Taxes                                               5,262         10,479          7,230
                                                        --------       --------       --------
Net Income                                              $  8,497       $ 16,740       $ 11,802
                                                        ========       ========       ========

Net Income Per Common and Common Equivalent Share       $   0.55       $   1.10       $   0.78
                                                        ========       ========       ========

Weighted Average Number of Common
  and Common Equivalent Shares Outstanding                15,437         15,241         15,057
                                                        ========       ========       ========

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                        At February 28 or 29,
                                                                 -----------------------------------
(In thousands, except share data)                                  1996 (restated)           1995
---------------------------------------------------------------- -----------------------------------
Assets
Current Assets:
  Cash and Cash Equivalents                                               $  3,379         $  5,816
  Receivables:
    Trade, Less Reserves of $4,407 in 1996 and $3,628 in 1995               25,836           24,518
    Current Portion of Partnership Note                                        781              792
    Income Taxes                                                             2,156            2,319
  Prepaid Expenses                                                           3,069            2,343
  Inventories:
    Raw Materials                                                           10,829            9,630
    Finished Goods                                                          17,573           14,135
  Prepaid Taxes                                                              3,074            2,246
                                                                          --------         --------
    Total Current Assets                                                  $ 66,697         $ 61,799
                                                                          --------         --------
Property, Plant and Equipment:
  Land and Building                                                       $ 30,891         $ 28,341
  Machinery and Equipment                                                  116,240          103,704
  Leasehold Improvements                                                     1,376            1,156
  Capital Leases                                                            17,233           17,233
  Construction in Progress                                                  19,713            7,695
                                                                          --------         --------
                                                                          $185,453         $158,129
  Accumulated Depreciation and Amortization                                (74,571)         (65,216)
                                                                          --------         --------
    Net Property, Plant and Equipment                                     $110,882         $ 92,913
                                                                          --------         --------
Other Assets:
  Investment in Partnership                                               $ 10,727         $ 10,917
  Partnership Note Receivable, Less Current Portion                          1,123            1,871
  Intangible Assets, Net                                                     9,556            3,193
  Other                                                                      1,041            1,664
                                                                          --------         --------
    Total Other Assets                                                    $ 22,447         $ 17,645
                                                                          --------         --------
      Total Assets                                                        $200,026         $172,357
                                                                          ========         ========

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                                            At February 28 or 29,
                                                                                         -----------------------------
(In thousands, except share data)                                                        1996 (restated)      1995
---------------------------------------------------------------------------              -----------------------------
Liabilities
Current Liabilities:
  Current Portion of Long-Term Debt                                                          $  3,014         $  1,903
  Accounts Payable                                                                             25,343           22,521
  Accrued Payroll Related Expenses                                                              8,036            9,274
  Accrued Expenses                                                                              6,588            5,395
                                                                                             --------         --------
    Total Current Liabilities                                                                $ 42,981         $ 39,093
                                                                                             --------         --------
Long-Term Liabilities:
  Deferred Income Taxes                                                                      $ 11,451         $ 10,750
  Long-Term Debt, Less Current Portion                                                         16,815            6,933
  Accrued Superfund Liability                                                                   4,177            4,198
  Other                                                                                         6,376            5,979
                                                                                             --------         --------
    Total Long-Term Liabilities                                                              $ 38,819         $ 27,860
                                                                                             --------         --------
---------------------------------------------------------------------------
Shareowners' Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized;
  7,500,000 Designated Series A Junior Participating Preferred; None Issued                  $      -         $      -
Common Stock, $.02 Par Value; 20,000,000 Shares Authorized;
  16,046,398 Shares Issued and 15,357,750 Shares Outstanding at
  February 29, 1996, and 15,839,074 Shares Issued and 15,150,426
  Outstanding at February 28, 1995                                                                321              317
Additional Paid-In Capital                                                                     47,097           42,776
Treasury Stock at Cost, 688,648 Shares at February 29, 1996 and February 28, 1995              (3,380)          (3,380)
Retained Earnings                                                                              74,188           65,691
                                                                                             --------         --------
    Total Shareowners' Equity                                                                $118,226         $105,404
                                                                                             --------         --------
      Total Liabilities and Shareowners' Equity                                              $200,026         $172,357
                                                                                             ========         ========


       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
Material Sciences Corporation and Subsidiaries


(In thousands)                                                For the years ended February 28 or 29,
                                                           ---------------------------------------------
Cash Flows From:                                                  1996 (restated)     1995        1994
--------------------------------------------------------   ---------------------------------------------
Operating Activities:
Net Income                                                              $  8,497    $ 16,740    $ 11,802
Adjustments to Reconcile Net Income to Net Cash Provided
    by Operating Activities:
    Depreciation and Amortization                                         11,098       8,747       7,385
    Provision (Benefit) for Deferred Income Taxes                          1,406         986      (1,069)
    Compensatory Effect of Stock Plans                                     1,188         647         388
    Other, Net                                                               918         464         612
                                                                        --------    --------    --------
        Operating Cash Flow Prior to Changes in Assets
          and Liabilities                                               $ 23,107    $ 27,584    $ 19,118
                                                                        --------    --------    --------
Changes in Assets and Liabilities:
    Receivables                                                         $ (6,488)   $ (1,597)   $ (4,289)
    Income Taxes Receivable                                                  163      (2,319)        866
    Prepaid Expenses                                                        (659)     (1,101)       (297)
    Inventories                                                            1,766      (4,187)     (5,021)
    Accounts Payable                                                       2,581       3,860       4,293
    Accrued Expenses                                                      (1,395)      1,866       4,228
    Other, Net                                                               467         914        (309)
                                                                        --------    --------    --------
        Cash Flow from Changes in Assets and Liabilities                $ (3,565)   $ (2,564)   $   (529)
                                                                        --------    --------    --------
            Net Cash Provided by Operating Activities                   $ 19,542    $ 25,020    $ 18,589
                                                                        --------    --------    --------
-------------------------------------------------------
Investing Activities:
Capital Expenditures, Net                                               $(27,467)   $(29,374)   $(14,894)
Acquisition, Net of Cash Acquired                                           (213)          -     (12,300)
Investment in Partnership                                                   (741)     (1,939)     (1,091)
Distribution from Partnership                                                748         749         748
Other Long-Term Assets                                                       390         205      (1,841)
                                                                        --------    --------    --------
            Net Cash Used in Investing Activities                       $(27,283)   $(30,359)   $(29,378)
                                                                        --------    --------    --------
-------------------------------------------------------
Financing Activities:
Proceeds of Debt                                                        $ 64,207    $    150    $    143
Payments to Settle Debt                                                  (61,376)     (1,937)     (1,891)
Sale of Common Stock                                                       2,473       1,012         956
                                                                        --------    --------    --------
            Net Cash Provided by (Used in) Financing
              Activities                                                $  5,304    $   (775)   $   (792)
                                                                        --------    --------    --------
Net Decrease in Cash                                                    $ (2,437)   $ (6,114)   $(11,581)
Cash and Cash Equivalents at Beginning of Year                             5,816      11,930      23,511
                                                                        --------    --------    --------
Cash and Cash Equivalents at End of Year                                $  3,379    $  5,816    $ 11,930
                                                                        ========    ========    ========

Supplemental Cash Flow Disclosures:
    Interest Paid                                                       $  1,377    $    981    $  1,008
    Income Taxes Paid                                                      3,842      11,195       7,382

    Subordinated Convertible Notes Issued for Acquisition               $  7,981    $      -    $      -
    Cash Portion of Acquisition and Related Costs                            213           -           -
                                                                        --------    --------    --------
    Total Consideration Paid for Acquisition                            $  8,194    $      -    $      -
                                                                        ========    ========    ========

The Changes in Assets and Liabilities above for the year ended February 29, 1996, are net of assets and liabilities acquired.

The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

                 Material Sciences Corporation and Subsidiaries

For the three years ended February 29, 1996

Note 1: Summary of Significant Accounting Policies

The significant accounting policies of Material Sciences Corporation and its wholly owned subsidiaries ("MSC" or "Company"), as summarized below, conform with generally accepted accounting principles that, in management's opinion, reflect practices appropriate to the business in which it operates. Certain prior year amounts have been reclassified to conform with the 1996 presentation.
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the comments on financial statements. Actual results could differ from those estimates.

Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts for MSC after all intercompany transactions have been eliminated. The Company maintains a financial interest of 50% in Walbridge Coatings ("Partnership"). Under terms of the Partnership agreement, significant actions require unanimous consent of all partners and, therefore, the Company does not have a controlling interest. Accordingly, the Company accounts for the Partnership under the equity method.

Inventories
Inventories are stated at the lower of cost or market, using either the specific identification, average cost or first-in, first-out (FIFO) method of cost valuation. Due to the continuous nature of the Company's operations, work in process inventories are not material.

Property, Plant and Equipment
Property, Plant and Equipment are recorded at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the assets' estimated useful lives.
     Facilities and equipment leased through capital leases are recorded in Property, Plant and Equipment, with their corresponding obligations recorded in Current and Long-Term Liabilities. The amount capitalized is the lower of the present value of minimum lease payments or the fair value of the leased property. Amortization of capital lease assets is recorded on a straight-line basis, over the lease term.
     The Company capitalizes interest costs as a part of the cost of constructing major facilities and equipment.

Intangible Assets
Intangible assets consist principally of the excess of cost over the fair market value of net assets acquired ("goodwill") and non-compete agreements. These assets are being amortized on a straight-line basis over periods of 10 to 20 years. Accumulated amortization of intangible assets was $713 and $327 at February 29, 1996 and February 28, 1995, respectively. The Company periodically reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment, the Company uses projections to assess whether future operating income on a non-discounted basis (before goodwill amortization) of the unit is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a writedown of goodwill to recoverable value is appropriate. This policy is consistent with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Fair Market Value of Financial Instruments
The Company believes that the carrying amounts of all financial instruments approximate fair market value.

Revenue Recognition
The Company generally recognizes revenue upon shipment.

Research and Development
The Company expenses all research and development costs in the period incurred. Research and development expenses were $6,653 in fiscal 1996, $5,404 in fiscal 1995 and $3,972 in fiscal 1994.

Net Income Per Share
Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares are determined by the treasury stock method.

Concentrations of Credit Risks
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of temporary cash investments and trade receivables.
     The Company places its temporary cash investments with high credit, quality financial institutions and in investment grade securities with maturities less than 90 days. Approximately 41% of the Company's receivables are concentrated with customers in the motor vehicle industry.

Stock Dividend
On June 16, 1994, the Board of Directors of the Company declared a stock dividend of one-half share per share of the Company's common stock, which was paid on July 28, 1994, to shareowners of record at the close of business on June 30, 1994. All share and per share data has been restated to retroactively reflect this stock dividend.

Note 2: Accounting Irregularities and Restatement of Financial Statements
On April 7, 1997, the Company announced that it had discovered accounting irregularities at one of its operating units. An independent investigation has confirmed that the controller of that operating unit acted alone and altered and falsified that unit's financial reports beginning in fiscal 1995. After restatement, the pretax effect of the total understatement of cost of sales related to the accounting irregularities amounted to $5,638 in fiscal 1996. Since learning of the accounting irregularities, the Company has taken actions intended to prevent a recurrence of this situation.
     The Company's fiscal 1996 financial statements have been restated to reflect the correction of the accounting irregularities. In addition, see Note 15 for restated interim financial information for fiscal 1996. The pretax effect of this incident on results of operations for fiscal 1995 was $1,847 and was not deemed material. The amount related to this period is reflected in the first quarter of fiscal 1996. The effect of the restatement of fiscal 1996 results of operations is as follows:


                       For the year ended February 29, 1996
                       ------------------------------------

                         Previously
                          Reported            Restated
                          --------           ----------
Net Sales                 $236,150             $236,150
Gross Profit                61,234               55,596
Income from Operations      19,485               13,847
Net Income                  11,979                8,497
Net Income Per Share      $   0.78             $   0.55

The effect of the restatement on the February 29, 1996 Consolidated Balance Sheet resulted in corresponding decreases of $4,245 in Inventories and $3,482 in Retained Earnings and increases of $2,156 in Income Taxes Receivable and $1,393 in Accounts Payable compared to February 29, 1996 amounts previously reported.

Note 3: Subsequent Events (Unaudited)
During the first quarter of fiscal 1997, the Company entered into a tentative agreement to purchase certain assets of a West Coast distributor. Consideration for the purchase will be $1,500 in subordinated convertible notes and $2,400 in cash. The subordinated convertible notes bear interest at a rate of 7% per annum and are convertible into shares of the Company's common stock. The conversion price will be determined based upon a 25% premium over the last 20 days average closing price prior to closing. The acquisition will be accounted for under the purchase method of accounting.

On April 9, 1997, a plaintiff claiming to represent a class of Material Sciences Corporation shareowners, who suffered injury as a result of the accounting irregularities announced on April 7, 1997, filed a complaint in the United States District Court for the Northern District of Illinois. The class purportedly includes shareowners who purchased MSC shares between April 18, 1996 and April 7, 1997. The plaintiff claims that the Company and certain of its officers violated the federal securities laws and were aware of, or recklessly disregarded, material misstatements that were made in the Company's publicly filed financial reports. The amount of the claims is uncertain. The Company believes that the claims are without merit and intends to vigorously defend the lawsuit. However, there can be no assurance with respect to the outcome of the litigation. No amounts have been provided in the accompanying financial statements for these claims.

     In addition, the Securities and Exchange Commission ("SEC") has requested the voluntary cooperation of the Company in a request for documents related to the accounting irregularities. Such request should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company is cooperating with the SEC in this matter.

Note 4: Special Charge

During the third quarter of fiscal 1996, the Company provided $4,200 primarily for the restructuring of its four product groups. The special charge includes projected costs related to severance and other related costs, and litigation expenses. Cash related components represent approximately $3,900 with the remainder related to a writedown to net realizable value for purchased computer software as a result of the four product group structure. As of February 29, 1996, the remaining reserve of $2,317 is classified as a Current Liability and is expected to be paid in fiscal 1997.

Note 5: Acquisitions

On September 7, 1995, the Company purchased all of the outstanding capital stock of Solar Gard International, Inc. ("SGI"). Consideration for the purchase, including transaction costs and net of cash acquired, was $7,981 in subordinated convertible notes and $213 in cash. As a result of the SGI acquisition, net tangible assets of $1,249 and goodwill and a non-compete agreement totaling $6,945 were recorded in the Consolidated Balance Sheets. The acquisition has been accounted for under the purchase method of accounting and is included in the Consolidated Financial Statements of the Company since the date of acquisition.

     On June 30, 1993, the Company acquired the assets of a coil paint facility owned by AK Steel Corporation ("AKS") in Middletown, Ohio. Consideration for the purchase, including acquisition related costs, was $14,504 in cash and the assumption of certain employee benefit liabilities as follows:

   Property, Plant and Equipment              $12,300
   Non-Compete Agreement                          700
   Deferred Income Taxes                          196
   Other Intangible Assets                      2,445
   Employee Benefit Liabilities                (1,137)
                                              -------
   Acquisition Cost                           $14,504
                                              =======

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

Note 6: Partnership

On August 31, 1984, the Company entered into a Partnership ("Walbridge Coatings") with subsidiaries of Bethlehem Steel Corporation ("Bethlehem") and Inland Steel Industries, Inc. ("Inland") to pursue the production and further development of electroplated steel.

     The Company acted as general contractor to expand and modify its Walbridge, Ohio, facility and install electroplating equipment. The facility was transferred to the Partnership in April 1986. The line is capable of electroplating, coil coating, or performing both processes continuously to coils of sheet metal. Bethlehem and Inland have rights to purchase all the facility's production for the 12-year life of the Partnership. The Company's potential alternatives upon expiration of the Partnership term in June 1998 include, among other things, extension of the Partnership, purchase of the facility or sale of the facility.

     Summarized financial information for the Partnership is presented below.

Summarized Financial Information               For the years ended
of Walbridge Coatings                           February 28 or 29,
Earnings Information                  1996       1995       1994
--------------------                  ----       ----       ----
Net Revenues                        $64,941     $60,887    $57,696
Gross Profit                          2,286       3,729      4,192
Income (Loss) from Operations          (153)      1,333      1,951
Net Loss                             (1,852)       (950)    (1,018)

                                               For the years ended
                                                February 28 or 29,
Balance Sheet Information             1996       1995       1994
-------------------------             ----       ----       ----
Current Assets                      $ 9,375     $10,005    $ 9,083
Total Assets                         36,458      42,824     46,132
Current Liabilities                   7,653       8,590      8,611
Total Liabilities                    15,059      21,433     27,391
Partners' Capital                    21,399      21,391     18,741

The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 23%, 22% and 24% of the Company's net sales in fiscal years 1996, 1995 and 1994, respectively. MSC's electrogalvanizing revenues billed to Walbridge Coatings exclude financing and other items that are included in Walbridge Coatings' revenues billed to Bethlehem and Inland. The profitability for operating the facility is comparable to the Company's overall operating results. Under the equity method of accounting, the Company includes its portion of the Partnership net loss summarized above in Equity in Results of Partnership shown in the Consolidated Statements of

Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement.

     As of February 29, 1996, the Company holds a $1,871 note receivable from the Partnership, requiring semi-annual interest and level principal repayments over the life of the Partnership. Trade receivables include amounts due from the Partnership of $1,752 at February 29, 1996 and $1,268 at February 28, 1995.

     The Company has guaranteed 50% of the third party debt of the Partnership. At February 29, 1996, the Partnership debt totaled $6,750. This debt is scheduled to be retired ratably throughout the Partnership's life by revenues paid to the Partnership by Bethlehem, Inland and, if production does not reach a defined contractual volume, the Company.

Note 7: Environmental and Legal Matters

The Company is a party to various legal proceedings connected with the clean-up of environmental problems. These proceedings are pending against numerous other parties in addition to the Company. The most significant proceedings relate to the Company's involvement in Superfund sites in Kingsbury, Indiana and Gary, Indiana. The Company has been named as a potentially responsible party ("PRP") for the surface, soil and ground water contamination at these sites. The activities related to MSC's involvement were alleged to have occurred prior to 1984.

     At the Kingsbury site, the United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and PRPs accounting for approximately 75% of the waste volume sent to the site, including the Company, regarding the scope of the remediation work to be performed at the site. The estimated range of the Company's liability is $2,900 to $3,400 for this site. Certain maintenance and long-term monitoring expenditures included in the estimated range have been discounted approximately $1,000 at a 5% discount rate. The expenditures related to the discounted portion of the liability are expected to be paid ratably over 30 years. MSC maintains a Letter of Credit for approximately $3,200 to secure its obligation to pay its currently estimated share of the clean-up expenses at the site.

     The United States District Court for the Northern District of Indiana has also entered a Consent Decree with respect to the scope of their remediation work at the Gary site. The estimated range of the Company's liability is $1,200 to $1,400 for this site. This work has commenced and the Company has maintained a Letter of Credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the clean-up expenses at the Gary site.

     The ultimate cost of remediation work at the Kingsbury and Gary sites and the Company's final share thereof, net of contributions from the other PRPs, has not yet been determined. Based on the allocations of liability among PRPs who are parties to the decrees entered in these proceedings and the most recent estimates of remedial costs prepared by the engineering consulting firms retained to supervise the remedial work, the Company estimates that its share of remedial costs and reimbursable past costs of the government will fall within the amount reserved by the Company for such costs as of February 29, 1996. The PRPs and the United States Environmental Protection Agency ("USEPA") are discussing modifications regarding the scope of the work required under the decree for the Kingsbury site. The remedial costs at this site could change depending on the USEPA's position. The Company and other PRPs that are parties to the decree for the Kingsbury site are engaged in litigation with several non-settling PRPs, including three large volume PRPs, to compel such non-settling PRPs to contribute to the clean-up effort at this site.

     The Company is involved in other environmental matters that, on an individual basis, are not material. MSC believes that the estimated range of exposure on all environmental matters is between $4,300 and $5,100. The Company's environmental reserves total approximately $4,900 at February 29, 1996.

     The Company currently believes that the ultimate outcome of these proceedings, net of contributions from other PRPs, will not have a material effect on the financial condition or the results of operations of the Company given existing reserves recorded at February 29, 1996. However, no assurance can be given that such information, including estimates of remedial expenses, will not change.

     During fiscal 1994, the Company reached agreement with various liability insurers for environmental-related costs. The agreements included cash settlements of $4,275, of which $1,800, that was previously charged to operations, was included in gross profit in fiscal 1994. The balance of the settlements was for future environmental costs and was included in the Company's environmental accruals.

     During the first quarter of fiscal 1997, the Company entered into a tentative settlement agreement regarding a lawsuit with a former distributor of solar control and safety window film. The settlement is expected to be finalized in the first quarter of fiscal 1997, and the amount of the settlement is within the range of previously established reserves.

Note 8: Indebtedness

Long-term debt, inclusive of capital leases, consists of the obligations presented in the chart below. Projected maturities of long-term debt, assuming no conversion or redemption, also are presented in the chart below.

                                                     February 28 or 29,
Long-Term Debt Obligations                             1996       1995
--------------------------                             ----       ----
Borrowings Under Unsecured Line of Credit            $ 4,800    $    --
Subordinated Convertible Notes                         7,981        436
Obligations Under Capital Leases
  (Note 9)                                             6,932      8,400
Other                                                    116         --
                                                     -------    -------
                                                     $19,829    $ 8,836
Less Current Portion                                   3,014      1,903
                                                     -------    -------
Long-Term Debt                                       $16,815    $ 6,933
                                                     =======    =======

Projected Maturities of Long-Term Debt             At February 29, 1996
--------------------------------------
1997                                                            $ 3,014
1998                                                              3,456
1999                                                              7,541
2000                                                              2,133
2001                                                              2,185
2002 and thereafter                                               1,500
                                                                -------
  Total                                                         $19,829
                                                                =======

     The Company maintains a $25,000 unsecured line of credit. At the option of the Company, interest is at the bank's reference rate (8.25% at February 29, 1996), or at LIBOR plus 1/2%, which generally is lower than the bank's reference rate. This agreement expires on August 31, 1998, or earlier at the Company's option. There was $4,800 outstanding under this line of credit at February 29, 1996. The Company has four irrevocable letters of credit totaling $4,940 against this line leaving an available line of credit of $15,260 at February 29, 1996. MSC pays a commitment fee of 3/8% per annum on the unused balance of the first $10,000 of credit; 1/4% per annum on $15,000 of reserved credit; and is required to maintain $500 in compensating balances. The agreement requires the Company to adhere to certain covenants, some of which are adjusted quarterly. The most significant of these covenants include restrictions relating to its current ratio (1.2:1.0), liabilities to net worth (1.5:1.0), tangible net worth ($95,546) and interest coverage (2.0x). The Company was in compliance with all covenants for the period ending February 29, 1996.

     In addition, on December 19, 1995, the Company entered into a separate financing arrangement with a second banking source for an additional $25,000 unsecured line of credit. The interest rate is based on a market rate to be agreed upon by the parties at the time of borrowing. At February 29, 1996, the rate would have been LIBOR plus 1/2%. There is no commitment fee for this unsecured line of credit. There was no outstanding balance under this line of credit at February 29, 1996.

     The subordinated convertible notes ("Notes") as of February 29, 1996, were issued in consideration for the purchase of SGI. The Notes bear interest at a rate of 7% per annum. The Notes are convertible into shares of the Company's common stock at a conversion price of $24.27 per share. The Notes mature in five equal installments with one series of notes becoming due annually beginning on September 8, 1996. A maximum of 328,787 shares of common stock have been reserved for the conversion option contained in the Notes. A portion of these Notes ($1,766) were issued to certain individuals who are currently employed with the Company.

     The subordinated convertible notes outstanding as of February 28, 1995, were convertible into shares of the Company's common stock at the rate of $10.22 per share. The final principal redemption payment of $436 was made in fiscal 1996.

Note 9: Leases

The Company leases one manufacturing facility and some machinery and equipment under capital leases that include renewal options. Another manufacturing facility, 10 distribution centers and other equipment are leased under non-cancelable operating leases.

     The Walbridge, Ohio, facility lease contains certain covenants with which the Company is in compliance. The Company subleases its interest in this facility to the Partnership. The sublease contains substantially the same terms and conditions as the lease, with the monthly payment paid directly to the lessor by the Partnership. The Company has assigned all of its rights under the sublease to the lessor. The Company also has agreed to purchase the mortgage loan on the facility in the event of default by the lessor.

     Some leases also contain escalation provisions based upon specified inflation indices. The table below presents future minimum lease payments and sublease income.

Minimum Lease                             Capital  Sublease  Operating
Payments                                   Leases    Income    Leases
--------                                   ------    ------    ------
1997                                       $2,365    $2,363     $2,339
1998                                        2,373     2,373      1,669
1999                                        1,440       992      1,255
2000                                          768       ---        840
2001                                          768       ---        887
2002 and thereafter                         1,729       ---        676
                                           ------    ------     ------
Total Minimum
  Lease Payments                           $9,443    $5,728     $7,666
                                                     ======     ======
Amount Representing
  Interest                                  2,511
                                           ------
Present Value
  of Minimum Lease Payments                $6,932
                                           ======

     Amortization of leased property was $988 in fiscal 1996, $980 in fiscal 1995 and $971 in fiscal 1994.

     Total rental expense under operating leases was $2,689 in fiscal 1996, $2,511 in fiscal 1995 and $2,145 in fiscal 1994.

Note 10: Retirement Plans

The Company has non-contributory defined benefit and defined contribution pension plans that cover a majority of its employees. The Company funds amounts required to meet ERISA funding requirements for the defined benefit plans. The Company makes an annual contribution for the defined contribution plans after the end of each calendar year for the amount earned by participating employees during that preceding calendar year. In addition to the benefits previously described, some Company officers participate in a non-contributory supplemental pension plan.

     Certain of the Company's defined benefit plans have been frozen. During fiscal 1996, the Material Sciences Corporation Pension Plan for Salaried Employees was terminated, and all assets were distributed to the plan participants. These plans were replaced with defined contribution plans. The discount rate used for the terminated and frozen plans is 8.0% in 1996, 7.5% to 8.0% in 1995 and 6.0% in 1994. For plans that have not been terminated, the discount rate was 8.0% in all years presented. The following tables detail the defined benefit and non-contributory supplemental pension plans.

Components of Net Periodic              For the years ended February 28 or 29,
Pension Cost                              1996           1995          1994
------------                              ----           ----          ----
Service Cost Benefits Earned
  During the Period                       $ 384         $ 353         $ 375
Interest Cost on Projected
  Benefit Obligation                        442           737           675
Actual Return on Assets                    (426)         (612)         (594)
Net Amortization
  and Deferral                              271            41            81
                                          -----         -----         -----
Net Periodic Pension Cost                 $ 671         $ 519         $ 537
                                          =====         =====         =====

Assumptions Used in Determining         For the years ended February 28 or 29,
the Plan's Funded Status                   1996          1995          1994
------------------------                   ----          ----          ----
Expected Long-Term
  Rate of Return on Assets                 8.0%          8.0%          8.0%
Rate of Increase in
  Compensation Levels                      6.0%          6.0%          6.0%


                                                   February 28 or 29,
                               --------------------------------------
                                  Plans Whose         Plans Whose
                                 Assets Exceed        Accumulated
                                  Accumulated       Benefits Exceed
Pension Plans'                      Benefits             Assets
Funded Status                    1996      1995      1996      1995
-------------                    ----      ----      ----      ----
Plan Assets
  at Fair Value                 $2,882    $5,643    $  ---    $1,966
                                ------    ------    ------    ------
Accumulated
  Benefit Obligation
    Vested                      $2,504    $3,977    $2,363    $3,853
    Unvested                       162       808        79       579
                                ------    ------    ------    ------
Accumulated Benefit
  Obligation                    $2,666    $4,785    $2,442    $4,432
Additional Benefits
  Based on Projected Salary
  and Service Levels               127       ---     1,111       914
                                ------    ------    ------    ------
Projected Benefit
  Obligation                    $2,793    $4,785    $3,553    $5,346
                                ------    ------    ------    ------
Projected Benefit
  Obligation in Excess of
  (Less Than) Plan Assets       $  (89)   $ (858)   $3,553    $3,380
Unrecognized (Loss) Gain           258       338       (64)     (132)
Prior Service Cost                (366)     (112)     (234)     (369)
Unrecognized Net
  Obligation on March 1             12        18       (40)      (47)
Adjustment to Recognize
  Minimum Liability                ---       ---       ---       297
                                ------    ------    ------    ------
Pension (Asset)
  Liability
  Recognized in
  the Consolidated
  Balance Sheets                $ (185)   $ (614)   $3,215    $3,129
                                ======    ======    ======    ======


     The Company sponsors a defined contribution plan for certain salaried and hourly employees based upon a percentage of the employees' covered earnings as provided for in the plan. The cost of this plan was $1,360 in fiscal 1996, $1,296 in fiscal 1995 and $958 in fiscal 1994.

     The Company provides its retired employees with certain post-retirement health care benefits, which the Company may periodically amend or modify. Substantially all employees may be eligible for these benefits if they reach normal retirement age while employed by the Company. Payments for post-retirement health care benefits were $59 in fiscal 1996, $95 in fiscal 1995 and $112 in fiscal 1994.

     The following table presents a reconciliation of the funded status of the plan to the accrued benefit cost:

Post-Retirement Plan                                        February 28 or 29,
Funded Status                                               1996          1995
-------------                                               ----          ----
Plan Assets at Fair Value                                  $   24        $  ---
                                                           ------        ------

Retirees                                                   $  893        $  709
Other Fully Eligible Participants                             322           266
Other Active Participants                                     601           468
                                                           ------        ------
Accumulated Post-Retirement
  Benefit Obligation                                       $1,816        $1,443
                                                           ------        ------
Projected Post-Retirement Benefit Obligation               $1,792        $1,443
Unrecognized Net Gain and Prior Service Cost                1,414         1,683
                                                           ------        ------
Accrued Post-Retirement
  Benefit Cost                                             $3,206        $3,126
                                                           ======        ======

Net Periodic Post-                       For the years ended February 28 or 29,
Retirement Benefit Cost                       1996           1995          1994
-----------------------                       ----           ----          ----
Service Cost                                 $  79         $   73        $   49
Interest Cost on
  Accumulated Benefit Obligation               132            104           132
Actual Return on Assets                         (1)           ---           ---
Net Amortization and Deferral                  (71)           (79)          (28)
                                             -----         ------        ------
Net Periodic
  Post-Retirement Benefit Cost               $ 139         $   98        $  153
                                             =====         ======        ======

     The discount rate used in determining the accumulated post-retirement benefit obligation was 8% in 1996, 1995 and 1994.

     The Company continues to review its post-retirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated post-retirement benefit obligation, of which only a minor amount has been funded, and net cost, MSC used a 10% to 15% health care cost trend rate decreasing until leveling off at 5% in Year 2010.

     A 1% increase in the assumed health care cost trend rate would increase the Accumulated Post-Retirement Benefit Obligation as of February 29, 1996 by approximately $99 and the total of the service and interest cost components of net post-retirement health care cost for the year then ended by approximately $39.

     Note 11: Shareowners' Equity
     The table presented below reconciles the Shareowners' Equity accounts.


                                               Common Stock      Additional                 Treasury Stock
                                          ---------------------    Paid-In   Retained   ----------------------
                                             Shares      Amount    Capital   Earnings      Shares      Amount
                                          ------------ --------   ---------  --------   ------------   -------
Balance at February 28, 1993                10,233,556     $205     $39,235   $37,258       (459,099)  $(3,380)
Net Income                                           -        -           -    11,802              -         -
Sale of Common Stock                            91,995        2         954         -              -         -
Compensatory Effect of Stock Plans             139,604        3         385         -              -         -
                                            ----------     ----     -------   -------       --------   -------
Balance at February 28, 1994                10,465,155     $210     $40,574   $49,060       (459,099)  $(3,380)
Net Income                                           -        -           -    16,740              -         -
Sale of Common Stock                            85,324        1       1,014         -              -         -
Compensatory Effect of Stock Plans              31,700        -         647         -              -         -
Tax Benefit from Exercise of Stock
 Options                                             -        -         541         -              -         -
Impact of Stock Dividend                     5,256,895      106           -      (109)      (229,549)        -
                                            ----------     ----     -------   -------       --------   -------
Balance at February 28, 1995                15,839,074     $317     $42,776   $65,691       (688,648)  $(3,380)
Net Income (restated)                                -        -           -     8,497              -         -
Sale of Common Stock                           221,394        4       2,469         -              -         -
Compensatory Effect of Stock Plans             (14,070)       -       1,188         -              -         -
Tax Benefit from Exercise of Stock
 Options                                             -        -         664         -              -         -
                                            ----------     ----     -------   -------       --------   -------
Balance at February 29, 1996 (restated)     16,046,398     $321     $47,097   $74,188       (688,648)  $(3,380)
                                            ==========     ====     =======   =======       ========   =======

Note 12: Equity Plans

The Company maintains various director and employee stock plans. On February 29, 1996, the Company had either granted options, awarded restricted stock, or sold stock totaling 3,274,199 shares out of a maximum of 4,200,000 authorized for all plans. In June 1995, the shareowners of the Company approved the authorization of an additional 600,000 shares under the 1992 Omnibus Plan.

     Options granted under the 1985 plan have been for the purchase of shares of common stock at 100% of the fair market value at the grant date. The options expire after five or ten years from the date of grant and vest ratably over five years.

     Options granted under the 1992 Omnibus Plan have been for the purchase of common stock at 100% of the fair market value at the grant date. The options expire after 10 years from the date of grant and vest at the end of two or more years from the date of grant.

     A summary of transactions under the stock option plans is presented below.

Stock Option                             Key               Option
Activity               Directors   Employees      Price Per Share
--------               ---------   ---------    -----------------
Outstanding at
  February 28, 1993       67,500     989,550   $ 4.95  to  $10.05
Granted                   54,000     351,900   $11.42  to  $15.00
Exercised                (13,500)    (67,500)  $ 5.28  to  $ 6.00
Canceled                     ---     (90,150)  $10.05  to  $14.25
                         -------   ---------
Outstanding at
  February 28, 1994      108,000   1,183,800   $ 4.95  to  $15.00
Granted                      ---      47,550   $14.67  to  $17.33
Exercised                 (3,600)    (37,000)  $ 4.95  to  $10.05
Canceled                     ---      (7,500)              $14.25
                         -------   ---------
Outstanding at
  February 28, 1995      104,400   1,186,850   $ 4.95  to  $17.33
Granted                      ---     360,025   $13.88  to  $18.75
Exercised                    ---    (153,337)              $10.05
Canceled                     ---     (43,620)  $14.25  to  $18.75
                         -------   ---------
Outstanding at
  February 29, 1996      104,400   1,349,918   $ 4.95  to  $18.75
                         =======   =========   ======  ==  ======
Exercisable at
  February 29, 1996       61,200     648,013   $ 4.95  to  $10.05
                         =======   =========   ======  ==  ======

     Shares of restricted stock are awarded in the name of the employee, who has all rights of a shareowner, subject to certain restrictions or forfeitures. Shares issued prior to 1992 vested in 1993 or 1994 based on the achievement of certain performance based criteria specified in the plan or upon the passage of time. Restricted shares issued in 1994 and 1995 generally expire and vest over a five to eight year period and are subject to accelerated vesting if the market value of the Company's stock exceeds the levels specified in the plan. As an incentive to participants to retain these shares upon vesting, the Company granted a matching option at fair market value that vests two years after the vesting of the restricted stock if that restricted stock is still owned by the participant. The number of options and price per share are included in the stock option activity table on the previous page. The market value of the restricted shares is amortized to compensation expense over the period in which the shares vest based upon the passage of time. In the event of vesting due to the achievement of market value appreciation as defined by the plan, the recognition of the unamortized expense would be accelerated.

     A summary of transactions under the restricted stock plans is presented below.

                                       Key
Restricted Stock Activity        Employees
-------------------------        ---------
Unvested at February 28, 1993      231,300
Granted                            231,750
Vested                            (216,756)
Canceled                          ( 22,344)
                                  --------
Unvested at February 28, 1994      223,950
Granted                             47,550
Vested                                  --
Canceled                          (  1,500)
                                  --------
Unvested at February 28, 1995      270,000
Granted                                 --
Vested                            ( 49,110)
Canceled                          ( 14,070)
                                  --------
Unvested at February 29, 1996      206,820
                                  ========

     Compensation effects arising from the difference between market and exercise prices at date of option grant or restricted stock issuance is $1,188 in 1996, $647 in 1995 and $388 in 1994, and have been charged against income and recorded as Additional Paid-In Capital.

     The Employee Stock Purchase Plan permits eligible employees to purchase shares of common stock at 85% of the lower fair market value of the stock as of two measurement dates six months apart. During fiscal years 1996, 1995 and 1994, 68,057, 53,382 and 56,993 shares, respectively, were sold to employees under this plan.

     On July 2, 1986, the Company issued a dividend of one right for each outstanding common share to shareowners of record on that date. Each right entitles the owner, upon the occurrence of certain events relating to changes in ownership of the Company, to buy from the Company two-thirds of one share of Series A junior participating preferred stock for $80.00 per share. If the Company is involved in a business combination or other defined transaction, the rights owners will be entitled to buy certain stock of the acquiring company. Alternatively, upon the occurrence of defined events, rights owned by certain shareowners would become exercisable for a defined number of shares of common stock of the Company. The Company is entitled to redeem the rights at $0.022 per right under certain circumstances. The rights expire on July 1, 1996.

Note 13: Interest Expense
The table presented below analyzes the components of interest expense.

                                    For the years ended February 28 or 29,
Interest Expense                          1996          1995         1994
-------------------                      -------       ------        -----
Other                                    $  589        $ 124         $ 112
Capitalized                                (372)         (60)           --
                                         ------        -----         -----
Total                                    $  217        $  64         $ 112
                                         ======        =====         =====

The table above excludes interest expense of $792, $869 and $888 for fiscal years 1996, 1995 and 1994, respectively, relating to the Walbridge, Ohio, facility. This facility is subleased to the Partnership. The interest expense and amortization relating to this lease is reduced by sublease income received from the Partnership, and the net result is included in Other, Net.

Note 14: Income Taxes

Deferred income taxes are provided for differences arising between financial and taxable income resulting primarily from the use of accelerated cost recovery methods and certain transactions that are deferred for recognition until economic occurrence of the event.

The components of the provision for income taxes and a reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

                                          For the years ended February 28 or 29,
Tax Provision                            1996 (restated)      1995       1994
-------------                            ---------------      ----       ----
Current:
  Federal                                         $3,291    $ 8,130    $ 7,053
  State                                              565      1,363      1,246
                                                  ------    -------    -------
                                                  $3,856    $ 9,493    $ 8,299
Deferred:
  Federal                                          1,215        852       (907)
  State                                              191        134       (162)
                                                  ------    -------    -------
                                                  $1,406    $   986    $(1,069)
                                                  ------    -------    -------

Total Provision                                   $5,262    $10,479    $ 7,230
                                                  ======    =======    =======


                                          For the years ended February 28 or 29,

Tax Rate Reconciliation                    1996 (restated)      1995       1994
-----------------------                    ---------------      ----       ----
Federal Statutory Rate                               35.0%      35.0%      35.0%
State and Local Taxes, Net
  of Federal Tax Benefit                              5.5        5.5        5.7
Research and Development
  Tax Credits                                        (1.6)      (0.7)      (1.2)
Foreign Sales Corp. Benefit                          (0.7)        --         --
Tax Exempt Interest Income                             --       (0.4)      (0.6)
Other, Net                                             --       (0.9)      (0.9)
                                                   ------    -------    -------
Effective Income Tax Rate                            38.2%      38.5%      38.0%
                                                   ======    =======    =======

Temporary differences that give rise to deferred tax (assets) and liabilities are as follows:

                                                   February 28 or 29,
                                                    1996       1995
                                                    ----       ----
Property and Equipment                             $15,539    $13,821
Reserves not Deductible Until Paid                  (4,220)    (3,668)
Employee Benefit Liabilities                        (4,013)    (2,945)
Deferred State Income Taxes, Net                     1,140      1,155
Other                                                  (69)       141
                                                   -------    -------
Deferred Tax Liabilities, Net                      $ 8,377    $ 8,504
                                                   =======    =======

Deferred Tax Liabilities, Net, have been recorded on the Company's balance sheet as follows:

                                                  February 28 or 29,
                                                    1996       1995
                                                    ----       ----
Long-Term Liabilities -
  Deferred Income Taxes                            $11,451    $10,750
Current Assets - Prepaid Taxes                      (3,074)    (2,246)
                                                   -------    -------
                                                   $ 8,377    $ 8,504
                                                   =======    =======

Note 15: Summary of Quarterly Data (Unaudited)
The table presented below is a summary of quarterly data for the years ended February 29, 1996 and February 28, 1995.

                               First                     Second                     Third                     Fourth
1996                          Quarter                    Quarter                    Quarter                   Quarter
                     --------------------------------------------------------------------------------------------------------
                     Previously    Restated     Previously     Restated     Previously    Restated    Previously    Restated
                      Reported                   Reported                    Reported                  Reported
Net Sales               $60,406    $60,406        $58,650       $58,650       $58,020     $58,020       $59,074      $59,074
Gross Profit             16,537     13,761         15,583        14,697        14,554      12,930        14,560       14,208
Net Income (Loss)         4,866      3,152          4,066         3,519           333        (670)        2,714        2,496
Net Income (Loss)
    Per Share           $  0.32    $  0.20        $  0.26       $  0.23       $  0.02     $ (0.04)      $  0.18      $  0.16

                         First          Second          Third         Fourth
1995                    Quarter         Quarter        Quarter        Quarter
                        -----------------------------------------------------
Net Sales               $58,822         $59,415        $56,798        $52,623
Gross Profit             15,050          15,589         16,776         14,756
Net Income                4,081           4,463          4,600          3,596
Net Income
    Per Share           $  0.27         $  0.29        $  0.30        $  0.24

During the third quarter of fiscal 1996, the Company recorded a special charge of $4,200 for the restructuring of its four product groups (see Note 4).

     The unaudited quarterly information for fiscal 1996 has been restated due to the accounting irregularities discovered at one of the Company's operating units (See Note 2).

                    Report of Independent Public Accountants

To the Shareowners and Board of Directors of Material Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation (a Delaware Corporation) and subsidiaries as of February 29, 1996 (as restated - see Note 2), and February 28, 1995 and the related consolidated statements of income and cash flows for each of the three fiscal years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Material Sciences Corporation as of February 29, 1996, and February 28, 1995, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 29, 1996, in conformity with generally accepted accounting principles.

                                      /s/  ARTHUR ANDERSEN LLP

                                           ARTHUR ANDERSEN LLP

Chicago, Illinois
April 17, 1996
(except with respect to the matter
 discussed in Note 2, as to which
 the date is April 29, 1997)

  (b)  The unaudited selected quarterly financial data which is referred to in
       Item 8(a) above and is set forth in Note 15 of the Notes to Consolidated Financial Statements under the caption "Summary of Quarterly Data (Unaudited)."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

  Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

  Reference is made to the information under the captions "Compensation of Executive Officers", "Compensation and Organization Committee Report", "MSC Performance Graph", "Employment and Other Agreements", and "Employee and Other Plans" on pages 7 through 14 of the proxy statement, all of which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
--------------------------------------------------
          HOLDERS AND MANAGEMENT
          ----------------------

  Reference is made to the information set forth on pages 5 and 6 of the proxy statement, all of which is incorporated by reference herein, except that the table on page 5 is hereby amended to reflect that as of April 26, 1996 (i) the number of shares beneficially owned by A. F. Vitzthum is 91,550 shares for a total of 113,475 and (ii) the number of shares beneficially owned by all officers and directors as a group is 699,648 shares for a total of 1,183,423, which represents 7.7% of the Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

  There were no relationships or related transactions requiring disclosure in fiscal 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
------------------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

  (A) FINANCIAL STATEMENTS AND SCHEDULES OF THE COMPANY

      I   Financial Statements of the Company
          -----------------------------------

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

      II  Supplemental Schedules
          ----------------------

          (i) Report of Independent Public Accountants with respect to Supplemental Schedules to the Financial Statements(10)
          (ii) Schedule II - Reserve for Receivable Allowances and Deferred Tax Asset Valuation Allowance(10)

  All other schedules have been omitted, since the required information is not significant, is included in the financial statements or the notes thereto, or is not applicable.



(c)  EXHIBITS

Exhibit
Number     Description of Exhibit
-------    ---------------------------------------------------

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

Exhibit
Number     Description of Exhibit
-------    --------------------------------------------------------------------
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

 4(c) First Amendment to Credit Agreement dated as of September 5, 1995, by and between Material Sciences Corporation and Bank of America
           Illinois.(10)

 4(d)      Money Market Demand Note (Fixed and Floating Rate Corporation) dated
           December 20, 1995 executed by Material Sciences Corporation in favor of The Northern Trust Company in the aggregate principal amount of $25,000,000.(10)

           There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

Exhibit
Number     Description of Exhibit
-------    --------------------------------------------------------------------
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

 10(f)     Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key
           Employees.(7)

 10(g)     Employment Agreement effective February 27, 1991, between Material
           Sciences Corporation and G. Robert Evans.(6)

 10(h)     Material Sciences Corporation 1991 Stock Option Plan for
           Directors.(6)

 10(i)     Material Sciences Corporation Directors Deferred Compensation
           Plan.(6)

 10(j)     Material Sciences Corporation 1996 Stock Option Plan for Non-Employee
           Directors.(10)

 10(k)     Deferred Compensation Plan of Material Sciences Corporation and
           Certain Participating Subsidiaries.(6)

 10(l)     Lease and Agreement dated as of December 1, 1980, between Line 6
           Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

 10(m) First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property
           Associates 2 and Pre Finish Metals Incorporated.(3)


Exhibit
Number     Description of Exhibit
-------    --------------------------------------------------------------------
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

 10(s) Amendment No. 1 to Term Loan Agreement dated as of March 31, 1987, among Walbridge Coatings, An Illinois Partnership, Creditanstalt-
           Bankverein (New York Branch) and The Toledo Trust Company.(3)

 10(t)     Amended and Restated Credit Facility Agreement dated as of July 23,
           1986, between Walbridge Coatings, An Illinois Partnership, and
           Creditanstalt-Bankverein, including the related guaranties by Material Sciences Corporation and Pre Finish Metals Incorporated.(3)



Exhibit
Number     Description of Exhibit
-------    ---------------------------------------------------------------------
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

 10(x)     Form of Indemnification Agreement between Material Sciences
           Corporation and each of its officers and directors.(7)

 10(y)     Supplemental Retirement Agreement dated as of December 28, 1992 between Material Sciences Corporation and William H. Vrba.(8)

 10(aa)    Letter Agreement dated as of May 8, 1991 between Material Sciences
           Corporation and William H. Vrba. (8)

 11        Computation of net income per share.

 21        Subsidiaries of the Registrant.(10)

 23        Consent of Arthur Andersen LLP.

Exhibit
Number     Description of Exhibit
-------    ---------------------------------------------------------------------
 27        Financial Data Schedule.(11)
-----------

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

 (6) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991 (File No. 1-8803).

 (7) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 29, 1992 (File No. 1-8803).

 (8) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1993 (File No. 1-8803).

 (9) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1994 (File No. 1-8803).

(10)       Filed with the Registrant's Form 10-K for the fiscal year ended
           February 29, 1996.

(11) Appears only in the electronic filing of this report with the Securities and Exchange Commission.

           (d)  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the fourth quarter.


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MATERIAL SCIENCES CORPORATION

                              By:  /s/  Gerald G. Nadig
                                   ---------------------
                                   Gerald G. Nadig
                                   President and Chief Executive Officer

Date:  May 23, 1997

                                 EXHIBIT INDEX

                         MATERIAL SCIENCES CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
--------  REPORTS ON FORM 8-K
          -------------------

          (a)  FINANCIAL STATEMENTS AND SCHEDULES OF
               THE COMPANY

          I    Financial Statements of the Company
               ------------------------------------

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

          II  Supplemental Schedules
              ----------------------


              (i) Report of Independent Public Accountants with respect to Supplemental Schedules to the Financial Statements(10)
              (ii) Schedule II - Reserve for Receivable Allowances and Deferred Tax Asset Valuation Allowance(10)

     All other schedules have been omitted, since the required information is not significant, is included in the financial statements or the notes thereto, or is not applicable.

                         MATERIAL SCIENCES CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A

                               INDEX TO EXHIBITS

                                                                    Sequentially
     Exhibit                                                          Numbered
     Number                         Description of Exhibit              Page*
     ------                         ----------------------              -----

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


                                                                    Sequentially
     Exhibit                                                          Numbered
     Number                         Description of Exhibit             Page*
     ------                         ----------------------             -----

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


                                                                    Sequentially
     Exhibit                                                          Numbered
     Number                         Description of Exhibit             Page*
     ------                         ----------------------             -----

      4(c)                   First Amendment to Credit Agreement
                             dated as of September 25, 1995 by
                             and between Material Sciences
                             Corporation and Bank of America
                             Illinois.(10)

      4(d)                   Money Market Demand Note (Fixed and
                             Floating Rate Corporation) dated
                             December 20, 1995 executed by
                             Material Sciences Corporation in
                             favor of The Northern Trust Company
                             in the aggregate principal amount of
                             $25,000,000.(10)

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

     10(b)                   Material Sciences Corporation
                             Supplemental Pension Plan.(1)

     10(c)                   Material Sciences Corporation
                             Employee Stock Purchase Plan.(6)

     10(d)                   Material Sciences Corporation 1985
                             Stock Option Plan for Key
                             Employees.(6)

     10(e)                   Material Sciences Corporation 1985
                             Stock Option Plan for Directors.(6)

     10(f)                   Material Sciences Corporation 1992
                             Omnibus Stock Awards Plan for Key
                             Employees. (7)

     10(g)                   Employment Agreement effective
                             February 27, 1991, between Material
                             Sciences Corporation and
                             G. Robert Evans.(6)

                                                                    Sequentially
     Exhibit                                                          Numbered
     Number                         Description of Exhibit             Page*
     ------                         ----------------------             -----
     10(h)                   Material Sciences Corporation 1991
                             Stock Option Plan for Directors.(6)

     10(i)                   Material Sciences Corporation
                             Directors Deferred Compensation
                             Plan.(6)

     10(j)                   Material Sciences Corporation 1996
                             Stock Option Plan for Non-Employee
                             Directors.(10)

     10(k)                   Deferred Compensation Plan of
                             Material Sciences Corporation and
                             Certain Participating
                             Subsidiaries.(6)

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


                                                                    Sequentially
     Exhibit                                                          Numbered
     Number                         Description of Exhibit             Page*
     ------                         ----------------------             -----

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

     10(v)                   Form of Standstill Agreement dated
                             as of January 29, 1986, among
                             Material Sciences Corporation,
                             Richard L. Burns and Joyce Burns.(6)


                                                                    Sequentially
          Exhibit                                                     Numbered
          Number                    Description of Exhibit             Page*
          ------                    ----------------------             -----

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

           10(x)             Form of Indemnification Agreement
                             between the Company and each of its
                             officers and directors.(7)

           10(y)             Supplemental Retirement Agreement
                             dated as of December 28, 1992
                             between Material Sciences
                             Corporation and William H. Vrba.(8)

          10(aa)             Letter Agreement dated as of May 8,
                             1991 between Material Sciences
                             Corporation and William H. Vrba.(8)

            11               Computation of net income per share.

            21               Subsidiaries of the Registrant.(10)

            23               Consent of Arthur Andersen LLP.

            27               Financial Data Schedule.(11)

--------------------------------

            (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.

            (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-00828), which was filed on October 11, 1985.

            (3) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1989 (File No. 1-
                 8803).

            (4) Incorporated by reference to the Registrant's Form 8-A dated June 17, 1986 (File No. 1-8803).

            (5) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1994 (File No. 1-8803).

            (6) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991 (File No. 1-
                 8803).

            (7) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 29, 1992 (File No. 1-
                 8803).

            (8) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1993 (File No. 1-
                 8803).

            (9) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1994 (File No. 1-
                 8803).

           (10) Filed with the Registrant's Form 10-K for the fiscal year ended February 29, 1996.

           (11) Appears only in the electronic filing of this report with the Securities and Exchange Commission.