Form 10-Q/A
period 1996-05-31
MATERIAL SCIENCES CORP
filed 1997-05-28
CIK 755003

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

Yes  X   No____
   -----

As of July 9, 1996, there were outstanding 15,420,233 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                  FORM 10-Q/A

                      For The Quarter Ended May 31, 1996
                         (As Restated In Its Entirety)



                        PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

  (a) Financial statements of Material Sciences Corporation and Subsidiaries

  (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership


Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries



                                                            Three Months Ended
                                                                  May 31,
(In thousands, except per share data)           1996 (restated) (1)    1995 (restated) (1)
----------------------------------------------  -------------------    -------------------
Net Sales (2)                                         $68,884                $60,406
Cost of Sales                                          51,375                 46,645
                                                      -------                -------
Gross Profit                                          $17,509                $13,761
Selling, General and Administrative
  Expenses                                             11,464                  8,934
                                                      -------                -------
Income from Operations                                $ 6,045                $ 4,827
                                                      -------                -------
Other (Income) and Expense:
   Interest Income                                    $   (66)               $   (93)
   Interest Expense                                        -                      46
   Equity in Results of Partnership                      (114)                  (100)
   Other, Net                                            (229)                  (160)
                                                      -------                -------
     Total Other (Income) and Expense, Net            $  (409)               $  (307)
                                                      -------                -------
Income Before Income Taxes                            $ 6,454                $ 5,134
Income Taxes                                            2,485                  1,982
                                                      -------                -------
Net Income                                            $ 3,969                $ 3,152
                                                      =======                =======

Net Income Per Common and Common
  Equivalent Share                                    $  0.26                $  0.20
                                                      =======                =======
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding                 15,545                 15,407
                                                      =======                =======

       The accompanying notes are an integral part of these statements.


Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries


                                                                              May 31,             February 29,
                                                                        1996 (restated) (1)   1996 (restated) (1)
(In thousands)                                                               Unaudited              Audited
----------------------------------------------------------------------  -------------------   -------------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                                $  3,912              $  3,379
    Receivables:
      Trade, Less Reserves of $4,585 and $4,407, Respectively (3)              30,623                25,836
      Current Portion of Partnership Note                                         828                   781
      Income Taxes                                                                758                 2,156
    Prepaid Expenses                                                            3,408                 3,069
    Inventories                                                                30,574                28,402
    Prepaid Taxes                                                               3,074                 3,074
                                                                             --------              --------

      Total Current Assets                                                   $ 73,177              $ 66,697
                                                                             --------              --------

  Gross Property, Plant and Equipment                                        $198,094              $185,453
  Accumulated Depreciation and Amortization                                   (78,077)              (74,571)
                                                                             --------              --------

      Net Property, Plant and Equipment                                      $120,017              $110,882
                                                                             --------              --------

  Other Assets:
    Investment in Partnership                                                $ 11,046              $ 10,727
    Partnership Note Receivable, Less Current Portion                           1,123                 1,123
    Intangible Assets, Net (7)                                                 12,774                 9,556
    Other                                                                         871                 1,041
                                                                             --------              --------

      Total Other Assets                                                     $ 25,814              $ 22,447
                                                                             --------              --------

      Total Assets                                                           $219,008              $200,026
                                                                             ========              ========

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                        $  3,313              $  3,014
    Accounts Payable                                                           24,278                25,343
    Accrued Payroll Related Expenses                                            6,107                 8,036
    Accrued Expenses                                                            5,734                 6,588
                                                                             --------              --------

      Total Current Liabilities                                              $ 39,432              $ 42,981
                                                                             --------              --------

  Long-Term Liabilities:
    Deferred Income Taxes                                                    $ 11,377              $ 11,451
    Long-Term Debt, Less Current Portion                                       34,776                16,815
    Accrued Superfund Liability                                                 4,177                 4,177
    Other                                                                       6,325                 6,376
                                                                             --------              --------

      Total Long-Term Liabilities                                            $ 56,655              $ 38,819
                                                                             --------              --------

Shareowners' Equity:
  Preferred Stock (4)                                                        $      -              $      -
  Common Stock (5)                                                                322                   321
  Additional Paid-In Capital                                                   47,822                47,097
  Treasury Stock at Cost (6)                                                   (3,380)               (3,380)
  Retained Earnings                                                            78,157                74,188
                                                                             --------              --------

      Total Shareowners' Equity                                              $122,921              $118,226
                                                                             --------              --------

      Total Liabilities and Shareowners' Equity                              $219,008              $200,026
                                                                             ========              ========

       The accompanying notes are an integral part of these statements.


Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries


                                                                                  Three Months Ended
                                                                                        May 31,
(In thousands)                                                         1996 (restated) (1)   1995 (restated) (1)
---------------------------------------------------------------------  -------------------   -------------------
Cash Flows From:
Operating Activities:
Net Income                                                                  $   3,969              $  3,152
Adjustments to Reconcile Net Income to Net Cash Used in
    Operating Activities:
    Depreciation and Amortization                                               3,663                 3,004
    Benefit for Deferred Income Taxes                                             (74)                  (79)
    Compensatory Effect of Stock Plans                                            150                   162
    Other, Net                                                                   (114)                 (100)
                                                                            ---------              --------
        Operating Cash Flow Prior to Changes in Assets and Liabilities      $   7,594              $  6,139
                                                                            ---------              --------

Changes in Assets and Liabilities:
    Receivables                                                             $  (3,734)             $ (2,587)
    Income Taxes Receivable                                                     1,398                 1,732
    Prepaid Expenses                                                             (339)               (1,435)
    Inventories                                                                (2,172)                 (577)
    Accounts Payable                                                           (1,065)               (3,800)
    Accrued Expenses                                                           (3,276)               (3,157)
    Other, Net                                                                   (244)                   71
                                                                            ---------              --------
        Cash Flow from Changes in Assets and Liabilities                    $  (9,432)             $ (9,753)
                                                                            ---------              --------
            Net Cash Used in Operating Activities                           $  (1,838)             $ (3,614)
                                                                            ---------              --------

Investing Activities:
Capital Expenditures, Net                                                   $ (12,441)             $ (4,780)
Acquisitions, Net of Cash Acquired                                             (2,489)                    -
Investment in Partnership                                                        (205)                 (258)
Other Long-Term Assets                                                            170                    15
                                                                            ---------              --------
            Net Cash Used in Investing Activities                           $ (14,965)             $ (5,023)
                                                                            ---------              --------

Financing Activities:
Proceeds of Debt                                                            $  35,535              $ 20,241
Payments to Settle Debt                                                       (18,775)              (14,411)
Sale of Common Stock                                                              576                   907
                                                                            ---------              --------
            Net Cash Provided by Financing Activities                       $  17,336              $  6,737
                                                                            ---------              --------

Net Increase (Decrease) in Cash                                             $     533              $ (1,900)
Cash and Cash Equivalents at Beginning of Period                                3,379                 5,816
                                                                            ---------              --------
Cash and Cash Equivalents at End of Period                                  $   3,912              $  3,916
                                                                            =========              ========

Supplemental Cash Flow Disclosures:
    Subordinated Convertible Notes Issued for Acquisition                   $   1,500              $      -
    Cash Portion of Acquisition and Related Costs                               2,489                     -
                                                                            ---------              --------
    Total Consideration Paid for Acquisition                                $   3,989              $      -
                                                                            =========              ========


The Changes in Assets and Liabilities above for the quarter ended May 31, 1996, are net of assets and liabilities acquired.

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION



The data for the three months ended May 31, 1996 and 1995 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods.
The financial information contained in this report should be read in conjunction with the Company's 1996 Annual Report to Shareowners and Annual Report on Form 10-K/A. Certain prior year amounts have been reclassified to conform with the fiscal 1997 presentation.

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

     The Company's financial statements for the three months ended May 31, 1996 and 1995 have been restated to reflect the correction of the accounting irregularities. The effect of this incident on results of operations for fiscal 1995 was not material and the amount related to this period is reflected in the first quarter of fiscal 1996. The effect of restatement for the three months ended May 31, 1996 and 1995 results of operations is as follows:


                            Three Months Ended May 31, 1996   Three Months Ended May 31, 1995
                            -------------------------------   -------------------------------
                                 Previously                        Previously
                                  Reported   Restated               Reported   Restated
                                  ---------  --------               --------   --------
     Net Sales                     $68,884    $68,884                $60,406   $60,406
     Gross Profit                   18,569     17,509                 16,537    13,761
     Income from Operations          7,105      6,045                  7,603     4,827
     Net Income                      4,621      3,969                  4,866     3,152
     Net Income per Common and
      Common Equivalent Share         0.30       0.26                   0.32      0.20

     The effect of the restatement on the May 31, 1996 Consolidated Balance Sheet resulted in corresponding decreases of $4,141 in Inventories, $1,806 in Accrued Expenses, and $4,134 in Retained Earnings and increases of $758 in Income Taxes Receivable and $2,557 in Accounts Payable as compared to the May 31, 1996 amounts previously reported.

     The effect of the restatement on the February 29, 1996 Consolidated Balance Sheet resulted in corresponding decreases of $4,245 in Inventories and $3,482 in Retained Earnings and increases of $2,156 in Income Taxes Receivable and $1,393 in Accounts Payable as compared to the February 29, 1996 amounts previously reported.

(2) During the three month periods ending May 31, 1996 and 1995, the Company derived approximately 22.0% and 23.7%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(3) Includes trade receivables due from the Partnership of $580 at May 31, 1996 and $1,752 at February 29, 1996.

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

(6)  Treasury Stock at Cost; 688,648 Shares at May 31, 1996 and February 29,
     1996.

(7) During the first quarter of fiscal 1997, the Company purchased certain assets of a distributor of solar control and safety window film in the Western U.S. and internationally. Consideration for the purchase, including transaction costs, was $1,500 in subordinated convertible notes ("Notes") and $2,489 in cash. The Notes bear interest at a rate of 7% per annum. The Notes are convertible into shares of the Company's Common Stock at a conversion price of $20.80 per share. The Notes mature in five equal installments with one series of notes becoming due annually beginning on June 1, 1997. The acquisition has been accounted for under the purchase method of accounting.

(8) On June 25, 1996, the Company filed a Form 8-K regarding the adoption of a new rights agreement. The Company issued a dividend to shareowners of record on July 2, 1996, of one right ("Right") for each outstanding share of the Company's Common Stock. Each Right entitles shareowners to buy 1/100th of a share of Series B Junior Participating Preferred Stock at an initial exercise price of $70.00. The Rights will be exercisable only if a person or group acquires, or announces a tender offer, for 20 percent or more of MSC's Common Stock. Upon an acquisition of 20 percent or more of MSC's Common Stock by a person or group, the Rights (other than those held by such person or group) "flip in" to the right to buy the number of shares of MSC's Common Stock valued at two-times the exercise price of the Rights. Additionally, if MSC enters into a merger or other business combination with a person or group owning 20 percent or more of MSC's outstanding Common Stock, the Rights (other than those held by such person or group) "flip over" into the right to buy that number of shares of common stock of the acquiring company valued at two-times the exercise price of the Rights. MSC may exchange the Rights for its Common Stock on a one-for-one basis at any time after a person or group has acquired 20 percent or more of its outstanding Common Stock. MSC will be entitled to redeem the Rights at one cent per Right (payable in Common Stock of the Company, cash or other consideration, at MSC's option) at any time before public disclosure that a 20 percent position has been acquired. The Rights will expire on July 1, 2006, unless previously redeemed or exercised.

Summarized Income Statement Information (Unaudited)
Walbridge Coatings, An Illinois Partnership


                                     Three Months Ended
                                          May 31,
(In thousands)                        1996       1995
----------------------------------   -------    -------
Net Revenues                         $18,066    $17,256

Gross Profit                         $   817    $   969

Income from Operations               $   187    $   363

Net Loss                             $  (169)   $  (127)


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


Net Sales Summary                         Quarter Ended May 31,
---------------------          ------------------------------------------
                                      1996                   1995
                               -------------------   --------------------
Product Group:                  Dollars   Percent     Dollars    Percent
                               --------- ---------   ---------  ---------
  Laminates and Composites      $15,458     22.5%      $13,930     23.1%
  Specialty Films                10,149     14.7%        5,760      9.5%
  Coil Coating                   28,114     40.8%       26,394     43.7%
  Electrogalvanizing             15,163     22.0%       14,322     23.7%
                                -------    -----       -------    -----
                                $68,884    100.0%      $60,406    100.0%
                                =======    =====       =======    =====

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

The Company's financial statements for the three months ended May 31, 1996 and 1995 have been restated to reflect the correction of the accounting irregularities. The effect of this incident on results of operations for fiscal 1995 was not material and the amount related to this period is reflected in the first quarter of fiscal 1996. After restatement, the pretax effect of the total understatement of cost of sales related to the accounting irregularities amounted to $1,060 and $2,776 for the three months ended May 31, 1996, and 1995, respectively.

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

Gross Profit

MSC's gross profit margin was 25.4% for the first quarter of fiscal 1997 in comparison to 22.8% for the same period last year. The increase was related to incremental gross profit margin related to the SGI acquisition and inclusion of $1,847 related to fiscal 1995 irregularities included in the first quarter of fiscal 1996 offset by changes in the product mix, a more competitive pricing environment and lower productivity at our Middletown, Ohio operation, due to an unusually large number of new business qualification trials.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of fiscal 1997, MSC utilized $1.8 million of cash from operating activities compared to $3.6 million in the first quarter last year. The decrease in cash utilization is due mainly to the timing of vendor payments of accounts payable, offset, in part by higher receivables and inventories.

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

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Form 10-K/A for the fiscal year ended February 29, 1996.

                         MATERIAL SCIENCES CORPORATION

                                  FORM 10-Q/A

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


                                      MATERIAL SCIENCES CORPORATION

                                      By: /s/ Gerald G. Nadig
                                          -------------------
                                      Gerald G. Nadig
                                      President and Chief Executive Officer

                                      By:/s/ James J. Waclawik, Sr.
                                         --------------------------
                                      James J. Waclawik, Sr.
                                      Vice President, Chief Financial
                                      Officer, and Secretary

                         MATERIAL SCIENCES CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q/A


                               INDEX TO EXHIBITS


                                                    Sequentially
Exhibit Number     Description of Exhibit           Numbered Page
--------------     ----------------------           -------------
  (3)(i)(a)        Certificate of Designation,           **
                   Preferences and Rights of
                   Series B Junior Participating
                   Preferred Stock.

  (3)(i)(b)        Certificate of Elimination of         **
                   the Designation of the Series
                   A Preferred Stock of Material
                   Sciences Corporation.

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

    (27)           Financial Data Schedule

  * Incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on June 25, 1996.

 ** Previously filed with the Company's Form 10-Q for the quarterly period ended
    May 31, 1996.