Form 10-Q/A
period 1996-08-31
MATERIAL SCIENCES CORP
filed 1997-05-28
CIK 755003

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

                         MATERIAL SCIENCES CORPORATION

                                  FORM 10-Q/A

                     FOR THE QUARTER ENDED AUGUST 31, 1996
                         (AS RESTATED IN ITS ENTIRETY)



                        PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

  (a)   Financial statements of Material Sciences Corporation and Subsidiaries

  (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries



                                                    Three Months Ended                         Six Months Ended
                                                        August 31,                                August 31,
(In thousands, except per share data)     1996 (restated) (1) 1995 (restated) (1)  1996 (restated) (1)  1995 (restated) (1)
-------------------------------------     ------------------  ------------------   ------------------   -------------------

Net Sales (2)                                     $   70,420          $   58,650           $  139,304            $  119,056
Cost of Sales                                         51,137              43,953              102,512                90,598
                                          ------------------  ------------------   ------------------   -------------------
Gross Profit                                      $   19,283          $   14,697           $   36,792            $   28,458
Selling, General and Administrative
  Expenses                                            11,934               9,112               23,398                18,046
                                          ------------------  ------------------   ------------------   -------------------
Income from Operations                            $    7,349          $    5,585           $   13,394            $   10,412
                                          ------------------  ------------------   ------------------   -------------------
Other (Income) and Expense:
   Interest Income                                $      (69)         $     (100)          $     (135)           $     (193)
   Interest Expense                                      142                  13                  142                    59
   Equity in Results of Partnership                      595                 116                  481                    16
   Other, Net                                           (227)               (173)                (456)                 (333)
                                          ------------------  ------------------   ------------------   -------------------
    Total Other (Income) and Expense, Net         $      441          $     (144)          $       32            $     (451)
                                          ------------------  ------------------   ------------------   -------------------
Income Before Income Taxes                        $    6,908          $    5,729           $   13,362            $   10,863
Income Taxes                                           2,660               2,210                5,145                 4,192
                                          ------------------  ------------------   ------------------   -------------------
Net Income                                        $    4,248          $    3,519           $    8,217            $    6,671
                                          ==================  ==================   ==================   ===================

Net Income Per Common and Common
  Equivalent Share                                $     0.27          $     0.23           $     0.53            $     0.43
                                          ==================  ==================   ==================   ===================
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding                15,620              15,599               15,586                15,479
                                          ==================  ==================   ==================   ===================

       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                           August 31, 1996    February 29, 1996
                                                                            (restated) (1)      (restated) (1)
(In thousands)                                                                Unaudited            Audited
-----------------------------------------------------------------------    ---------------    ------------------
Assets:
    Current Assets:
        Cash and Cash Equivalents                                          $  2,957                $  3,379
        Receivables:
            Trade, Less Reserves of $4,792 and $4,407, Respectively (3)      33,189                  25,836
            Current Portion of Partnership Note                                 774                     781
            Income Taxes                                                      1,431                   2,156
        Prepaid Expenses                                                      3,163                   3,069
        Inventories                                                          30,527                  28,402
        Prepaid Taxes                                                         3,074                   3,074
                                                                           --------                --------
            Total Current Assets                                           $ 75,115                $ 66,697
                                                                           --------                --------
    Gross Property, Plant and Equipment                                    $212,145                $185,453
    Accumulated Depreciation and Amortization                               (81,617)                (74,571)
                                                                           --------                --------
        Net Property, Plant and Equipment                                  $130,528                $110,882
                                                                           --------                --------
    Other Assets:
        Investment in Partnership                                          $ 11,123                $ 10,727
        Partnership Note Receivable, Less Current Portion                       748                   1,123
        Intangible Assets, Net                                               12,296                   9,556
        Other                                                                   752                   1,041
                                                                           --------                --------
            Total Other Assets                                             $ 24,919                $ 22,447
                                                                           --------                --------
            Total Assets                                                   $230,562                $200,026
                                                                           ========                ========
Liabilities:
    Current Liabilities:
        Current Portion of Long-Term Debt                                  $ 15,857                $  3,014
        Accounts Payable                                                     24,028                  25,343
        Accrued Payroll Related Expenses                                      7,084                   8,036
        Accrued Expenses                                                      5,898                   6,588
                                                                           --------                --------
            Total Current Liabilities                                      $ 52,867                $ 42,981
                                                                           --------                --------
    Long-Term Liabilities:
        Deferred Income Taxes                                              $ 11,303                $ 11,451
        Long-Term Debt, Less Current Portion                                 28,328                  16,815
        Accrued Superfund Liability                                           4,177                   4,177
        Other                                                                 6,488                   6,376
                                                                           --------                --------
           Total Long-Term Liabilities                                     $ 50,296                $ 38,819
                                                                           --------                --------
Shareowners' Equity:
    Preferred Stock (4)                                                    $      -                $      -
    Common Stock (5)                                                            323                     321
    Additional Paid-In Capital                                               48,051                  47,097
    Treasury Stock at Cost (6)                                               (3,380)                 (3,380)
    Retained Earnings                                                        82,405                  74,188
                                                                           --------                --------
            Total Shareowners' Equity                                      $127,399                $118,226
                                                                           --------                --------
            Total Liabilities and Shareowners' Equity                      $230,562                $200,026
                                                                           ========                ========


The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                   Three Months Ended August 31,     Six Months Ended August 31,
                                                                       1996             1995             1996             1995
(In thousands)                                                     (restated)(1)    (restated)(1)    (restated)(1)    (restated)(1)
---------------------------------------------------------------    -------------    -------------    -------------    -------------
Cash Flows From:
Operating Activities:
Net Income                                                           $  4,248         $  3,519         $  8,217         $  6,671
Adjustments to Reconcile Net Income to Net Cash Used in
  Operating Activities:
    Depreciation and Amortization                                       3,801            2,659            7,464            5,663
    Benefit for Deferred Income Taxes                                     (74)            (467)            (148)            (546)
    Compensatory Effect of Stock Plans                                    130              819              280              981
    Other, Net                                                            595              116              481               16
                                                                     --------         --------         --------         --------
        Operating Cash Flow Prior to Changes in Assets
          and Liabilities                                            $  8,700         $  6,646         $ 16,294         $ 12,785
                                                                     --------         --------         --------         --------
Changes in Assets and Liabilities:
    Receivables                                                      $ (2,312)        $ (1,482)        $ (6,046)        $ (4,069)
    Income Taxes Receivable                                              (673)             587              725            2,319
    Prepaid Expenses                                                      245               87              (94)          (1,348)
    Inventories                                                            47            2,533           (2,125)           1,956
    Accounts Payable                                                     (250)            (116)          (1,315)          (3,916)
    Accrued Expenses                                                    1,141              971           (2,135)          (2,186)
    Other, Net                                                            180               32              (64)             103
                                                                     --------         --------         --------         --------
        Cash Flow from Changes in Assets and Liabilities             $ (1,622)        $  2,612         $(11,054)        $ (7,141)
                                                                     --------         --------         --------         --------
            Net Cash Provided by Operating Activities                $  7,078         $  9,258         $  5,240         $  5,644
                                                                     --------         --------         --------         --------
Investing Activities:
Capital Expenditures, Net                                            $(14,051)        $ (6,075)        $(26,492)        $(10,855)
Acquisitions, Net of Cash Acquired                                          -                -           (2,489)               -
Investment in Partnership                                                (672)            (208)            (877)            (466)
Distribution from Partnership                                             375              374              375              374
Other Long-Term Assets                                                    119              243              289              258
                                                                     --------         --------         --------         --------
            Net Cash Used in Investing Activities                    $(14,229)        $ (5,666)        $(29,194)        $(10,689)
                                                                     --------         --------         --------         --------
Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                        $  6,500         $ (5,000)        $ 23,700         $  1,200
Payments to Settle Debt                                                  (404)            (361)            (844)            (731)
Sale of Common Stock                                                      100              943              676            1,850
                                                                     --------         --------         --------         --------
            Net Cash Provided by (Used in) Financing Activities      $  6,196         $ (4,418)        $ 23,532         $  2,319
                                                                     --------         --------         --------         --------
Net Decrease in Cash                                                 $   (955)        $   (826)        $   (422)        $ (2,726)
Cash and Cash Equivalents at Beginning of Period                        3,912            3,916            3,379            5,816
                                                                     --------         --------         --------         --------
Cash and Cash Equivalents at End of Period                           $  2,957         $  3,090         $  2,957         $  3,090
                                                                     ========         ========         ========         ========
Supplemental Cash Flow Disclosures:
    Subordinated Convertible Notes Issued for Acquisition            $      -         $      -         $  1,500         $      -
    Cash Portion of Acquisition and Related Costs                           -                -            2,489                -
                                                                     --------         --------         --------         --------
    Total Consideration Paid for Acquisition                         $      -         $      -         $  3,989         $      -
                                                                     ========         ========         ========         ========


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

     The Company's financial statements for the three and six months ended August 31, 1996 and 1995 have been restated to reflect the correction of the accounting irregularities. The effect of this incident on results of operations for fiscal 1995 was not material and the amount related to this period is reflected in the first quarter of fiscal 1996. The effect of restatement for the three and six months ended August 31, 1996 and 1995 results of operations is as follows:

                                            Three Months Ended August 31, 1996    Three Months Ended August 31, 1995
                                            ----------------------------------    ----------------------------------
                                                  Previously                           Previously
                                                    Reported      Restated               Reported       Restated
                                                    --------      --------               --------       ---------
     Net Sales                                       $70,420       $70,420                $58,650         $58,650
     Gross Profit                                     19,744        19,283                 15,583          14,697
     Income from Operations                            7,810         7,349                  6,471           5,585
     Net Income                                        4,532         4,248                  4,066           3,519
     Net Income per Common and
      Common Equivalent Share                           0.29          0.27                   0.26            0.23



                                               Six Months Ended August 31, 1996    Six Months Ended August 31, 1995
                                               --------------------------------    --------------------------------
                                                  Previously                           Previously
                                                    Reported      Restated               Reported       Restated
                                                    --------      --------               --------       ---------
     Net Sales                                      $139,304      $139,304               $119,056        $119,056
     Gross Profit                                     38,313        36,792                 32,120          28,458
     Income from Operations                           14,915        13,394                 14,074          10,412
     Net Income                                        9,153         8,217                  8,932           6,671
     Net Income per Common and
      Common Equivalent Share                           0.59          0.53                   0.58            0.43

     The effect of the restatement on the August 31, 1996 Consolidated Balance Sheet resulted in corresponding decreases of $4,574 in Inventories, $1,310 in Accrued Expenses, and $4,418 in Retained Earnings and increases of $1,431 in Income Taxes Receivable and $2,585 in Accounts Payable as compared to the August 31, 1996 amounts previously reported.

     The effect of the restatement on the February 29, 1996 Consolidated Balance Sheet resulted in corresponding decreases of $4,245 in Inventories and $3,482 in Retained Earnings and increases of $2,156 in Income Taxes Receivable and $1,393 in Accounts Payable as compared to the February 29, 1996 amounts previously reported.

(2) During the six month periods ending August 31, 1996 and 1995, the Company derived approximately 20.9% and 23.1%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(3) Includes trade receivables due from the Partnership of $1,016 at August 31, 1996 and $1,752 at February 29, 1996.

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

(6) Treasury Stock at Cost; 688,648 Shares at August 31, 1996 and February 29, 1996.

Summarized Income Statement Information (Unaudited)
Walbridge Coatings, An Illinois Partnership


                                  Three Months Ended        Six Months Ended
                                      August 31,               August 31,
(In thousands)                     1996        1995         1996        1995
----------------------------    ----------  ----------   ----------  ----------
Net Revenues                    $  16,317   $  15,898    $  34,383   $  33,154

Gross Profit                    $     342   $     668    $   1,159   $   1,637

Income (Loss) from Operations   $    (279)  $      68    $     (92)  $     431

Net Loss                        $    (552)  $    (377)   $    (721)  $    (504)



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

Net Sales Summary                       Quarter Ended August 31,
---------------------        ------------------------------------------------
                                    1996                        1995
                             ----------------------     ---------------------
Product Group:                Dollars      Percent       Dollars     Percent
                             ---------    ---------     ---------   ---------
  Laminates and Composites   $ 17,021       24.2%        $ 13,421     22.9%
  Specialty Films              11,178       15.9%           7,911     13.5%
  Coil Coating                 28,332       40.2%          24,131     41.1%
  Electrogalvanizing           13,889       19.7%          13,187     22.5%
                             --------     -------        --------   -------
                             $ 70,420      100.0%        $ 58,650    100.0%
                             ========     =======        ========   =======


                                        Six Months Ended August 31,
                             ------------------------------------------------
                                    1996                        1995
                             ----------------------     ---------------------
Product Group:                Dollars      Percent       Dollars     Percent
                             ---------    ---------     ---------   ---------

  Laminates and Composites   $ 32,479       23.3%        $ 27,351     23.0%
  Specialty Films              21,327       15.3%          13,671     11.5%
  Coil Coating                 56,446       40.5%          50,525     42.4%
  Electrogalvanizing           29,052       20.9%          27,509     23.1%
                             --------     -------        --------   -------
                             $139,304      100.0%        $119,056    100.0%
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

The Company's financial statements for the three and six months ended August 31, 1996 and 1995 have been restated to reflect the correction of the accounting irregularities. The effect of this incident on results of operations for fiscal 1995 was not material and the amount related to this period is reflected in the first quarter of fiscal 1996. After restatement, the pretax effect of the total understatement of cost of sales related to the accounting irregularities amounted to $461 and $886 for the three months ended August 31, 1996 and 1995, respectively, and $1,521 and $3,662 for the six months ended August 31, 1996 and 1995, respectively.

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

Gross Profit

The Company's gross profit margin was 27.4% in the second quarter of fiscal 1997 as compared to 25.1% in the same period last year. For the first six months of the year, MSC's gross profit margin was 26.4% versus 23.9% last year. The increase in gross profit margin for the quarter was primarily due to incremental gross profit margin related to the SGI acquisition and improved labor and overhead spending in relation to volume produced. This increase was offset, in part, by changes in the product mix, a more competitive pricing environment and lower productivity at our Middletown, Ohio operation, due to scheduled shutdowns and a large number of new business qualification trials. During the second quarter of fiscal 1996, the Company reached agreement with its insurers regarding a casualty and business interruption loss incurred in the fourth quarter of fiscal 1995. MSC recognized approximately $.7 million in operating income during the second quarter of fiscal 1996 for this matter.

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


     Name                          For                        Against
     ----                      ----------                     -------
Jerome B. Cohen                12,997,928                     629,229
Roxanne J. Decyk               12,995,456                     631,701
Eugene W. Emmerich             12,998,007                     629,150
G. Robert Evans                13,554,020                      73,137
E. F. Heizer, Jr.              12,994,842                     632,315
J. Frank Leach                 13,550,859                      76,298
Gerald G. Nadig                13,554,889                      72,268
Irwin P. Pochter               12,995,637                     631,520

     Approved by a majority vote of shareowners was the proposed 1996 Stock Option Plan for Non-Employee Directors which provides incentives to board members who are not officers or employees of the Company through compensation and rewards paid in or based upon the ownership and performance of the Company's common stock. The details of the vote were as follows:

      For                 Against          Abstain         No Vote
      ---                ---------         -------         -------

  10,895,704             2,642,234          63,909          25,310

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