Form 10-Q/A
period 1996-11-30
MATERIAL SCIENCES CORP
filed 1997-05-28
CIK 755003

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

Yes      X          No_______________
   ----------------

As of January 9, 1997, there were outstanding 15,494,104 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                  FORM 10-Q/A

                    For The Quarter Ended November 30, 1996
                         (As Restated In Its Entirety)



                        PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------

 (a) Financial statements of Material Sciences Corporation and Subsidiaries

 (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries



                                                       Three Months Ended                           Nine Months Ended
                                                          November 30,                                November 30,
(In thousands, except per share data)       1996 (restated) (1)   1995 (restated) (1)   1996 (restated) (1)   1995 (restated) (1)
------------------------------------        ------------------    ------------------    ------------------    ------------------

Net Sales (2)                               $           69,658    $           58,020    $          208,962    $          177,076
Cost of Sales                                           50,920                45,090               153,432               135,688
                                            ------------------    ------------------    ------------------    ------------------
Gross Profit                                $           18,738    $           12,930    $           55,530    $           41,388
Selling, General and Administrative
  Expenses                                              11,629                 9,974                35,027                28,020
Special Charge (3)                                           -                 4,200                     -                 4,200
                                            ------------------    ------------------    ------------------    ------------------
Income from Operations                      $            7,109    $           (1,244)   $           20,503    $            9,168
                                            ------------------    ------------------    ------------------    ------------------
Other (Income) and Expense:
   Interest Income                          $              (54)   $              (85)   $             (189)   $             (278)
   Interest Expense                                        178                   104                   320                   163
   Equity in Results of Partnership                        350                     7                   831                    23
   Other, Net                                             (265)                 (188)                 (721)                 (521)
                                            ------------------    ------------------    ------------------    ------------------
     Total Other (Income) and Expense, Net  $              209    $             (162)   $              241    $             (613)
                                            ------------------    ------------------    ------------------    ------------------
Income Before Income Taxes                  $            6,900    $           (1,082)   $           20,262    $            9,781
Income Taxes                                             2,657                  (412)                7,802                 3,780
                                            ------------------    ------------------    ------------------    ------------------
Net Income                                  $            4,243    $             (670)   $           12,460    $            6,001
                                            ==================    ==================    ==================    ==================

Net Income Per Common and Common
  Equivalent Share                          $             0.27    $            (0.04)   $             0.80    $             0.39
                                            ==================    ==================    ==================    ==================
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding                  15,645                15,240                15,594                15,519
                                            ==================    ==================    ==================    ==================

       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                      November 30,                        February 29,
                                                                  1996 (restated) (1)                 1996 (restated) (1)
(In thousands)                                                         Unaudited                            Audited
----------------------------------------------------------------  -------------------                 ------------------

Assets:
  Current Assets:
    Cash and Cash Equivalents                                     $             1,271                 $            3,379
    Receivables:
      Trade, Less Reserves of $4,785 and $4,407, Respectively (4)              31,269                             25,836
      Current Portion of Partnership Note                                         812                                781
      Income Taxes                                                                396                              2,156
    Prepaid Expenses                                                            3,009                              3,069
    Inventories                                                                30,385                             28,402
    Prepaid Taxes                                                               3,074                              3,074
                                                                  -------------------                 ------------------

      Total Current Assets                                        $            70,216                 $           66,697
                                                                  -------------------                 ------------------

  Gross Property, Plant and Equipment                             $           227,847                 $          185,453
  Accumulated Depreciation and Amortization                                   (84,997)                           (74,571)
                                                                  -------------------                 ------------------

      Net Property, Plant and Equipment                           $           142,850                 $          110,882
                                                                  -------------------                 ------------------

  Other Assets:
    Investment in Partnership                                     $            11,227                 $           10,727
    Partnership Note Receivable, Less Current Portion                             748                              1,123
    Intangible Assets, Net                                                     12,260                              9,556
    Other                                                                         869                              1,041
                                                                  -------------------                 ------------------

      Total Other Assets                                          $            25,104                 $           22,447
                                                                  -------------------                 ------------------

      Total Assets                                                $           238,170                 $          200,026
                                                                  ===================                 ==================

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                             $            14,400                 $            3,014
    Accounts Payable                                                           25,314                             25,343
    Accrued Payroll Related Expenses                                            8,172                              8,036
    Accrued Expenses                                                            6,300                              6,588
                                                                  -------------------                 ------------------

      Total Current Liabilities                                   $            54,186                 $           42,981
                                                                  -------------------                 ------------------

  Long-Term Liabilities:
    Deferred Income Taxes                                         $            11,224                 $           11,451
    Long-Term Debt, Less Current Portion                                       29,637                             16,815
    Accrued Superfund Liability                                                 4,177                              4,177
    Other                                                                       6,568                              6,376
                                                                  -------------------                 ------------------

      Total Long-Term Liabilities                                 $            51,606                 $           38,819
                                                                  -------------------                 ------------------

Shareowners' Equity:
  Preferred Stock (5)                                             $                 -                 $                -
  Common Stock (6) (8)                                                            323                                321
  Additional Paid-In Capital                                                   48,787                             47,097
  Treasury Stock at Cost (7)                                                   (3,380)                            (3,380)
  Retained Earnings                                                            86,648                             74,188
                                                                  -------------------                 ------------------

      Total Shareowners' Equity                                   $           132,378                 $          118,226
                                                                  -------------------                 ------------------

      Total Liabilities and Shareowners' Equity                   $           238,170                 $          200,026
                                                                  ===================                 ==================

       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries


                                                                   Three Months Ended                 Nine Months Ended
                                                                       November 30,                     November 30,
                                                              1996            1995               1996             1995
(In thousands)                                             (restated) (1)   (restated) (1)    (restated) (1)    (restated) (1)
--------------------------------------------------------   -------------   --------------    --------------    --------------
Cash Flows From:
Operating Activities:
Net Income                                                    $  4,243         $  (670)         $ 12,460           $  6,001
Adjustments to Reconcile Net Income to Net Cash Used in
    Operating Activities:
    Depreciation and Amortization                                3,642           2,904            11,106              8,567
    Benefit for Deferred Income Taxes                              (79)             (5)             (227)              (551)
    Compensatory Effect of Stock Plans                              57             159               337              1,140
    Other, Net                                                     338             (10)              819                  6
                                                              --------         -------          --------           --------
        Operating Cash Flow Prior to Changes in Assets        $  8,201         $ 2,378          $ 24,495           $ 15,163
          and Liabilities                                     --------         -------          --------           --------

Changes in Assets and Liabilities:
    Receivables                                               $  1,882         $(2,201)         $ (4,164)          $ (6,270)
    Income Taxes Receivable                                      1,035          (1,247)            1,760              1,072
    Prepaid Expenses                                               154             636                60               (712)
    Inventories                                                    142           1,490            (1,983)             3,446
    Accounts Payable                                             1,286          (1,113)              (29)            (5,029)
    Accrued Expenses                                             1,490           1,926              (645)              (260)
    Other, Net                                                    (146)            295              (210)               398
                                                              --------         -------          --------           --------
        Cash Flow from Changes in Assets and Liabilities      $  5,843         $  (214)         $ (5,211)          $ (7,355)
                                                              --------         -------          --------           --------
            Net Cash Provided by Operating Activities         $ 14,044         $ 2,164          $ 19,284           $  7,808
                                                              --------         -------          --------           --------

Investing Activities:
Capital Expenditures, Net                                     $(15,690)        $(5,319)         $(42,182)          $(16,174)
Acquisitions, Net of Cash Acquired                                   -            (507)           (2,489)              (507)
Investment in Partnership                                         (454)           (362)           (1,331)              (828)
Distribution from Partnership                                        -               -               375                374
Other Long-Term Assets                                            (117)              5               172                263
                                                              --------         -------          --------           --------
            Net Cash Used in Investing Activities             $(16,261)        $(6,183)         $(45,455)          $(16,872)
                                                              --------         -------          --------           --------

Financing Activities:
Net Proceeds Under Lines of Credit                            $    600         $ 1,400          $ 24,300           $  2,600
Payments to Settle Debt                                           (748)            (22)           (1,592)              (753)
Sale of Common Stock                                               679             538             1,355              2,388
                                                              --------         -------          --------           --------
            Net Cash Provided by Financing Activities         $    531         $ 1,916          $ 24,063           $  4,235
                                                              --------         -------          --------           --------

Net Decrease in Cash                                          $ (1,686)        $(2,103)         $ (2,108)          $ (4,829)
Cash and Cash Equivalents at Beginning of Period                 2,957           3,090             3,379              5,816
                                                              --------         -------          --------           --------
Cash and Cash Equivalents at End of Period                    $  1,271         $   987          $  1,271           $    987
                                                              ========         =======          ========           ========

Supplemental Cash Flow Disclosures:
    Subordinated Convertible Notes Issued for Acquisition     $      -         $ 8,189          $  1,500           $  8,189
    Cash Portion of Acquisition and Related Costs                    -             507             2,489                507
                                                              --------         -------          --------           --------
    Total Consideration Paid for Acquisition                  $      -         $ 8,696          $  3,989           $  8,696
                                                              ========         =======          ========           ========


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

     The Company's financial statements for the three and nine months ended November 30, 1996 and 1995 have been restated to reflect the correction of the accounting irregularities. The effect of this incident on results of operations for fiscal 1995 was not material and the amount related to this period is reflected in the first quarter of fiscal 1996. The effect of restatement for the three and nine months ended November 30, 1996 and 1995 results of operations is as follows:


                         Three Months Ended November 30, 1996    Three Months Ended November 30, 1995
                         ------------------------------------    ------------------------------------
                                Previously                             Previously
                                 Reported      Restated                 Reported      Restated
                                 --------      --------                 --------      --------

Net Sales                        $ 69,658      $ 69,658                 $ 58,020      $ 58,020
Gross Profit                       19,774        18,738                   14,554        12,930
Income (Loss) from Operations       8,145         7,109                      380        (1,244)
Net Income (Loss)                   4,880         4,243                      333          (670)
Net Income (Loss) per Common
 and Common Equivalent Share         0.31          0.27                     0.02         (0.04)

                          Nine Months Ended November 30, 1996    Nine Months Ended November 30, 1995
                          -----------------------------------    -----------------------------------
                                Previously                             Previously
                                 Reported      Restated                 Reported      Restated
                                 --------      --------                 --------      --------
Net Sales                        $208,962      $208,962                 $177,076      $177,076
Gross Profit                       58,087        55,530                   46,674        41,388
Income from Operations             23,060        20,503                   14,454         9,168
Net Income                         14,033        12,460                    9,265         6,001
Net Income per Common and
 Common Equivalent Share             0.90          0.80                     0.60          0.39


     The effect of the restatement on the November 30, 1996 Consolidated Balance Sheet resulted in corresponding decreases of $4,413 in Inventories, $2,744 in Accrued Expenses, and $5,055 in Retained Earnings and increases of $396 in Income Taxes Receivable and $3,782 in Accounts Payable as compared to the November 30, 1996 amounts previously reported.

     The effect of the restatement on the February 29, 1996 Consolidated Balance Sheet resulted in corresponding decreases of $4,245 in Inventories and $3,482 in Retained Earnings and increases of $2,156 in Income Taxes Receivable and $1,393 in Accounts Payable as compared to the February 29, 1996 amounts previously reported.

(2) During the nine month periods ending November 30, 1996 and 1995, the Company derived approximately 20.5% and 23.2%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(3) During the third quarter of fiscal 1996, the Company provided $4,200 primarily for the restructuring of its four product groups. The special charge includes projected costs related to severance and other related costs, and litigation expenses. Cash related components represent approximately $3,900 with the remainder related to a writedown to net realizable value for purchased computer software as a result of the four product group structure.

(4) Includes trade receivables due from the Partnership of $1,292 at November 30, 1996 and $1,752 at February 29, 1996.

(5) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(6) Common Stock, $.02 Par Value; 20,000,000 Shares Authorized; 16,159,265 Shares Issued and 15,470,617 Shares Outstanding at November 30, 1996 and 16,046,398 Shares Issued and 15,357,750 Shares Outstanding at February 29, 1996.

(7) Treasury Stock at Cost; 688,648 Shares at November 30, 1996 and February 29, 1996.

(8) On December 20, 1996, the Board of Directors of the Company authorized the repurchase of up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. As of January 9, 1997, the Company has repurchased 3,300 shares.

Summarized Income Statement Information (Unaudited)
Walbridge Coatings, An Illinois Partnership


                                      Three Months Ended   Nine Months Ended
                                         November 30,         November 30,
(In thousands)                         1996        1995      1996       1995
-----------------------------------   -------     ------    ------     ------

Net Revenues                          $16,609     $16,266   $50,992    $49,420

Gross Profit                          $   376     $   764   $ 1,535    $ 2,401

Income (Loss) from Operations         $  (249)    $   164   $  (341)   $   595

Net Loss                              $  (484)    $  (246)  $(1,205)   $  (750)


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


Net Sales Summary                       Quarter Ended November 30,
---------------------          ---------------------------------------------
                                      1996                      1995
                               -------------------       -------------------
Product Group:                  Dollars   Percent         Dollars   Percent
                               --------- ---------       --------- ---------

  Laminates and Composites      $ 17,178     24.7%        $ 14,807     25.5%
  Specialty Films                  8,047     11.5%           4,921      8.5%
  Coil Coating                    30,158     43.3%          24,807     42.8%
  Electrogalvanizing              14,275     20.5%          13,485     23.2%
                               --------- ---------       --------- ---------
                                $ 69,658    100.0%        $ 58,020    100.0%
                               ========= =========       ========= =========



                                      Nine Months Ended November 30,
                               ---------------------------------------------
                                      1996                      1995
                               -------------------       -------------------
Product Group:                   Dollars  Percent         Dollars   Percent
                               --------- ---------       --------- ---------

  Laminates and Composites      $ 49,657     23.8%        $ 42,158     23.8%
  Specialty Films                 29,374     14.1%          18,592     10.5%
  Coil Coating                    86,604     41.4%          75,332     42.5%
  Electrogalvanizing              43,327     20.7%          40,994     23.2%
                               --------- ---------       --------- ---------
                                $208,962    100.0%        $177,076    100.0%
                               ========= =========       ========= =========

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

The Company's financial statements for the three and nine months ended November 30, 1996 and 1995 have been restated to reflect the correction of the accounting irregularities. The effect of this incident on results of operations for fiscal 1995 was not material and the amount related to this period is reflected in the first quarter of fiscal 1996. After restatement, the pretax effect of the total understatement of cost of sales related to the accounting irregularities amounted to $1,036 and $1,624 for the three months ended November 30, 1996 and 1995, respectively, and $2,557 and $5,286 for the nine months ended November 30, 1996 and 1995, respectively.

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

Gross Profit

The Company's gross profit margin was 26.9% in the third quarter of fiscal 1997 as compared to 22.3% in the same period last year. For the first nine months of the year, MSC's gross profit margin was 26.6% versus 23.4% last year. The increase in gross profit margin was primarily due to incremental gross profit margin related to the SGI acquisition, higher line utilization and improved labor and overhead spending for volumes produced. This increase was offset, in part, by changes in the product mix, a more competitive pricing environment and lower productivity at our Middletown, Ohio operation, due to scheduled shutdowns and a large number of new business qualification trials.

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

                                  FORM 10-Q/A

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


                                      MATERIAL SCIENCES CORPORATION


                                      By:  /s/ Gerald G. Nadig
                                           -------------------------------
                                      Gerald G. Nadig
                                      President and Chief Executive Officer

                                      By:  /s/ James J. Waclawik, Sr.
                                           -------------------------------
                                      James J. Waclawik, Sr.
                                      Vice President, Chief Financial
                                      Officer, and Secretary

                         MATERIAL SCIENCES CORPORATION

                        Quarterly Report on Form 10-Q/A


                               Index to Exhibits


                                               Sequentially
Exhibit Number    Description of Exhibit       Numbered Page
--------------    ----------------------       -------------

(27)              Financial Data Schedule