Form 10-K
period 1997-02-28
MATERIAL SCIENCES CORP
filed 1997-05-28
CIK 755003

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: February 28, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to
                                    --------   --------

Commission file number:  1-8803

                         MATERIAL SCIENCES CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                                          95-2673173
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

2200 EAST PRATT BOULEVARD
ELK GROVE VILLAGE, ILLINOIS                                         60007
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:   847-439-8270

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

     The aggregate market value of the voting stock of the registrant held by shareowners (not including any voting stock owned by directors or officers of the registrant (such exclusion shall not be deemed an admission that any such person is an affiliate of the registrant)) of the registrant was approximately $214,539,500 at May 23, 1997 (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

     At May 23, 1997, the registrant had outstanding an aggregate of 15,324,250 shares of its Common Stock.

                      Document Incorporated by Reference

     Portions of the following document are incorporated herein by reference into the indicated part of this Form 10-K:

                                                     Part of Form 10-K
               Document                           into which incorporated
               --------                           -----------------------
Registrant's proxy statement for the Annual                Part III
Meeting of Shareowners to be held on
July 17, 1997.


                                    PART I

ITEM 1.   BUSINESS
------------------

Introduction
------------

     Material Sciences Corporation (unless otherwise indicated by the context, including its subsidiaries, "MSC" or the "Company") develops, manufactures, and markets continuously processed, coated, and laminated materials. These materials are divided into four product groups: laminates and composites; specialty films; coil coating; and electrogalvanizing. The Company's materials are used in motor vehicles, building products, appliances, office equipment, furniture, lighting products, packaging, and a wide range of other products. MSC develops proprietary value-added materials and processes to meet specific customer and market requirements and believes it has achieved product or technological leadership in each of its four product groups.

     Customers generally benefit from the energy savings and environmental advantages of MSC's manufacturing processes and products. In the laminates and composites product group and the specialty films product group, the Company is primarily a manufacturer and marketer of its own proprietary products. In the coil coating product group and electrogalvanizing product group, MSC generally acts as a "toll coater" by processing its customers' metal for a fee, without taking ownership of the metal.

     Headquartered near Chicago, the Company, through its MSC Laminates and Composites Inc. ("MSCLC"), MSC Specialty Films, Inc. ("MSCSF"), MSC Pre Finish Metals Inc. ("PFM"), and MSC Walbridge Coatings Inc. ("MSCWC"), subsidiaries, operates seven manufacturing plants. MSCLC operates one facility in Elk Grove Village, Illinois. MSCSF operates a thin film sputter-deposition metallizing, coating, and laminating facility in San Diego, California. PFM operates two facilities in Elk Grove Village, Illinois, one facility in Morrisville, Pennsylvania, and one facility in Middletown, Ohio. MSCWC, a subsidiary of PFM, operates a facility in Walbridge, Ohio, on behalf of Walbridge Coatings, an Illinois Partnership (the "Partnership"), formed among MSCWC, Inland Steel Industries, Inc. ("Inland"), and Bethlehem Steel Corporation ("Bethlehem" or "BSC").

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

Laminates and Composites
------------------------

     Laminates and composites combine layers of steel or other metals with layers of polymers or other materials to achieve specific properties, such as noise and vibration reduction, thermal insulation, or high reflectivity in lighting among others. These products consist of functionally engineered materials that are designed to meet specific customer requirements. Products in this group largely result from the Company's research and development efforts and the proprietary equipment and processes designed and implemented by its engineering and manufacturing organizations. The Company supplies its laminates and composites to a variety of markets both in the United States and internationally. The majority of these products are used in the automotive, lighting, and appliance industries. The major products in this product group are Polycore Composites(R), disc brake noise dampers, and Specular+(R).

     Polycore Composites are multilayer composites consisting of various metals, adhesives, and other components, typically consisting of metal outer skins surrounding a thin viscoelastic core material. Polycore Composites are engineered to meet a variety of needs. The Company believes it is a leader in developing and manufacturing continuously processed coated materials that reduce noise and create thermal barriers. The automotive industry is the largest market for metal composites, which are being used to replace solid sheet metal parts, including oil pans, valve covers, front engine covers, and heat shields. Polycore Composites are also being evaluated for use in dash panels, floor pans, and other internal components in order to help reduce road noise. Polycore Composites are also found in a number of other products, including lawn mower engines, air conditioners, computer disk drive covers, and appliances, and numerous other uses are under evaluation.

     The disc brake noise damper market developed as manufacturers moved to asbestos-free brake linings. The increased brake noise these linings produce can be virtually eliminated by the composite materials pioneered by the Company. The Company believes it has over a 50% share of the domestic disc brake noise dampers original equipment market. The Company also believes it is a significant supplier to the emerging domestic aftermarket, which it estimates will grow to be at least three times as large as the domestic original equipment market. Disc brake noise damper sales for the 1997 fiscal year set another record as a result of increased sales to General Motors Corporation ("General Motors"), Ford Motor Company, and Chrysler Corporation, and due to further penetration into the disc brake aftermarket.

     Specular+, a laminate of silver-sputtered coated film and sheet metal, was developed by the Company for the growing high-reflective fluorescent lighting market. Because pure silver offers unsurpassed reflectivity and precise light control, Specular+ produces virtually the same amount of light with only half the bulbs of a typical white painted fixture. The result is a significant reduction in the electricity cost for lighting.

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

     Sputter-deposition permits the use of a wide range of target materials, singly or in combination (including metals, metal alloys, and metal oxides), some of which cannot be applied in any other way. This flexibility allows formation of composites of metals, dielectrics, and semiconductors. Sputter-coated, flexible polymeric substrates may be designed to have specific properties, including energy reflectance, transmission, absorption, and electrical conductance. After the sputtering process, these materials are often further enhanced with other coatings, adhesives, and films, resulting in a multilayer laminate.

     The Company's specialty films sales consist principally of solar control and safety window films for use in the automotive aftermarket and building applications. The Company sells these products through Solar Gard International, Inc. ("SGI") and four independent distributors. The Company believes there are significant growth opportunities in the building market, since there is currently low market penetration, and industrial, commercial, and residential building owners are becoming more familiar with the benefits of solar control and safety window films. Solar control window films can lower energy bills year-round by reducing heat penetration in the summer and retaining residual warmth in the winter. They also reject ultraviolet light, thereby eliminating the damage it causes. In commercial environments, window film generally improves productivity by reducing glare and heat generation. Safety films offer security by making glass shatter-resistant.

     This product group includes the silver-sputtered, coated film used in Specular+, although intercompany sales of such film are excluded from this product group's sales. The Company also has developed other products for the high-reflective fluorescent lighting market. In addition, the Company participates in the microwaveable food packaging market with its Insceptor(R) film products that offer precise control of heating, browning, and crisping of food during the cooking process. The Company has established agreements with rigid and flexible packaging companies to supply certain customers in the domestic market. This product group also includes security seals, which are used in tamper-evident packaging and anti-counterfeit measures. In addition, the Company manufactures sputtered films for photoreceptor belts used in paper copiers and digital imaging films used in printing plates.

     On May 12, 1997, a subsidiary of the Company signed a letter of intent to purchase designated assets of a specialty films distribution business in Australia.

     During the first quarter of fiscal 1997, the Company purchased certain assets of a distributor of solar control and safety window film products with operations primarily in the Western United States and throughout the world. In September 1995, MSC acquired all of the outstanding capital stock of SGI. Headquartered in Largo, Florida, SGI was the largest independent distributor of professionally installed solar control window film products in the world prior to the acquisition. It was also MSC's largest distributor, with a relationship going back to 1980. SGI had eight wholly owned distribution centers across the United States, one center in each of Canada and England, and a joint venture operation in Singapore at the time of acquisition. SGI currently distributes products in over sixty countries.

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

Coil Coating
------------

     The Company believes that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. This continuous, highly automated, high-speed process applies coatings to wide coils of metal. In the process, sheet metal is unwound from a coil, cleaned, chemically treated, coated, oven-cured, and rewound into coils for shipment to manufacturers that fabricate the coated metal into finished products that are sold into a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. Through techniques such as printing, embossing, and striping, special finishing effects can also be created. The finished product (i.e. prepainted or coil coated metal) is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded, and welded. The Company generally acts as a "toll coater" by processing coils for steel mills, or their customers, without taking ownership of the metal. The Company charges by weight or surface area processed.

     The Company's coil coated products are used by manufacturers in building products, heating and air conditioning, fuel tanks, lighting, truck trailer, above-ground swimming pools, and other products. The Company's strategy in its coil coating business has been to produce high-volume, competitive coated products at low cost, as well as to identify, develop, and produce specialty niche products meeting specific customer requirements. The Company also offers proprietary products such as Weldrite(R), a weldable coating; Enduratex(R), an embossed plastisol coated material capable of being stained to simulate the look of wood; and ER6, a patented high temperature non-stick coating designed for bakeware and cookware products.

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

     Manufacturers that use prepainted materials can eliminate or significantly reduce on-site post paint lines and the associated compliance with complex environmental and other regulations. Prepainted materials facilitate the adoption of just-in-time and continuous process manufacturing techniques which can result in improvements to work in process inventory, plant utilization, and productivity. Since prepainted metal is cleaned, treated, and painted while flat, the result is a more uniform and higher quality finished part than can be achieved by even the best post-fabrication painting operation. There are no hidden areas where paint is difficult to reach and where corrosion can begin after the product has been marketed. As a result, companies using prepainted material generally benefit from lower manufacturing costs and improved product quality. Use of prepainted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing.

     The coil coating process competes with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping, and brushing. The Company believes that coil coating accounts for approximately 10% of all the sheet metal now being coated. The Company expects that, although there can be no assurance in this regard, the market penetration of coil coated metal will increase as a result of more stringent environmental regulation and the energy efficiency, quality, and cost advantages provided by prepainted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations. The Company estimates that there are approximately 85 companies operating coil coating lines in North America. The Company believes it is one of the largest coil coaters, with approximately 15% of the total tons processed in the United States in calendar 1996. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of quality, price, customer service, technical support, and product development capability.

Electrogalvanizing
------------------

     Electrogalvanized ("EG") steel is the primary corrosion resistant steel product used in automobile and light truck bodies. Significant domestic demand for EG steel started in 1985 and is estimated to have been 3.9 million tons in calendar 1996. The Company believes that demand will continue to grow as automobile manufacturers respond to consumer demands for longer warranty protection against rust and, to a lesser extent, due to increased applications for EG steel in the appliance and other non-automotive industries.

     MSC participates in the electrogalvanizing market through its 50% financial interest in and role as operator of the Partnership. The term of the Partnership ends on June 30, 1998. Through the Partnership, MSC electrogalvanizes zinc and zinc-alloy coatings and applies organic coatings onto sheet metal. There is growing demand by the automotive industry for a full complement of products such as zinc-nickel, zinc-nickel with a thin organic coating, and other organic coated zinc-nickel products such as fuel tanks that offer additional protection against corrosion. As a result, a shift from pure zinc to differentiated materials has commenced. These newer materials are particularly in demand by Japanese automakers in the United States - currently among the end-use customers for the Partnership's services. The Partnership's facility is the only facility in North America capable of meeting, in a single pass through its line, the demand for this full complement of products.

     Sales to the Partnership represented 21%, 23%, and 22% of MSC's net sales in fiscal 1997, 1996, and 1995, respectively. MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Such fees are the predominant financial return to MSC from its participation in the Partnership. There are both fixed fees (for selling, general and administrative expenses and a portion of the financing, taxes, and insurance) and variable fees based on production volumes (for the balance of the financing, operating expenses, and profit). The Company pays the actual costs of operating the facility, so the overall profitability of its participation in the Partnership depends on its skill and efficiency. The operating expense portion of the variable fee is based on standard costs, which may be adjusted to reflect matters beyond the Company's control, upon agreement of the partners or informal arbitration. The fees charged to Bethlehem and Inland by the Partnership for services fund the standard operating costs of the Partnership (including the Company's per ton profit allowance) and, at a defined contractual production volume, all of the Partnership's financing costs. At lesser levels of production, the Company is obligated to fund a portion (not to exceed 50%) of the Partnership's financing costs.

     Bethlehem and Inland are two of the major suppliers of sheet steel to the United States automobile industry. The orders for the Partnership's toll coating services are primarily and independently generated by Bethlehem and Inland for their respective customers, although the Partnership may also accept orders from outside parties to the extent of available capacity and production schedules. Through fiscal 1997, third party sales have not been significant. The sales and marketing responsibilities of the Partnership are currently split between Bethlehem and Inland at 76% and 24%, respectively. In addition to Bethlehem's historic production at the facility, BSC transferred its in-house electrogalvanizing production from its Burns Harbor facility to the Partnership in fiscal 1996. During fiscal 1997, Inland utilized only 9% of available line time; Bethlehem and other customers utilized the balance of Inland's available line time. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 24% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a continued reduction in Inland's line time requirements could be replaced by additional volume from Bethlehem and other customers.

     Bethlehem and Inland have rights to purchase all the facility's production for the 12-year life of the Partnership. The Company's potential alternatives upon expiration of the Partnership term in June 1998, include, among other things, extension of the Partnership, purchase of the facility, or sale of the facility. The partners are actively discussing the various alternatives.

     Competition in the production and sale of EG steel for the automotive industry comes from other steel companies that, either directly or through joint ventures, produce EG steel on eight manufacturing lines in the United States, including Inland's other facility. Limited quantities of EG steel also are imported from foreign steel suppliers. The Company believes the Partnership's line is well positioned to serve the current and expected end-users of EG steel. The Company is unable to determine the effect, if any, on the market resulting from the existence of excess capacity, the entrance of additional capacity, improved galvanizing technology, or the substitution of other materials.

International
-------------

     The Company believes that significant opportunities exist internationally, particularly for the Company's disc brake noise damper products, Polycore Composites, Specular+, and solar control and safety window film. As a percent of net sales, direct export sales represented 11%, 8%, and 8% in fiscal 1997, 1996, and 1995, respectively.

     The Company has certain distribution agreements and licensing and royalty agreements with agents and companies in Europe, Latin America, and the Far East that cover disc brake noise dampers, Polycore Composites, and lighting products. These agreements provide the Company with opportunities for market expansion in those geographic areas.

     Approximately 39% of the specialty films' products are sold to export markets directly or through domestic distributors. The Company believes that export shipments will continue to grow with the expansion of its distribution network through strategic acquisitions and as emerging markets increasingly realize the energy saving and ultraviolet light blocking benefits this product provides.

     The Company is pursuing a variety of other business relationships, including direct sales, distribution agreements, licensing, and other forms of partnering to increase its international sales and expand its international presence.

Marketing and Sales
-------------------

     The Company markets its laminates and composites and coil coating products, services, and technologies primarily through its in-house sales organization and also through independent distributors, agents, and licensees. The Company focuses its sales efforts on manufacturers, but also sells to steel mills and their intermediaries, metal service centers, and metal brokers. Bethlehem and Inland are the primary marketing partners for EG steel. The Company sells its specialty films' products primarily through its internal distribution network, as well as domestic and international distributors. All of the Company's selling activities are supported by technical service departments that aid the customer in the choice of available materials and their use in the customer's manufacturing process.

     The Company estimates that customers in the transportation industry were the end-users for approximately 52%, 53%, and 52% of MSC's net sales in fiscal 1997, 1996, and 1995, respectively. The Company's direct sales to General Motors were in excess of 5% during each of the last three fiscal years. In addition, the Company believes that it has significant indirect sales to General Motors in its coil coating and electrogalvanizing product groups. Due to concentration in the automobile industry, the Company believes that sales to other individual automobile companies, including indirect sales, are significant.

     On June 30, 1993, the Company acquired the assets of a coil paint facility owned by AK Steel Corporation ("AKS"), in Middletown, Ohio. The Company also entered into a tolling agreement in which MSC agrees to provide AKS with coil coating and other ancillary services from the facility of up to approximately 75% of the facility's capacity for 10 years. The balance of capacity is being marketed by the Company's sales force and shifting production from other MSC plants that, at times, reach their capacity. AKS represented 5%, 8%, and 10% of MSC's net sales in fiscal 1997, 1996, and 1995, respectively.

     The Company's backlog of orders as of February 28, 1997, was approximately $48.5 million, all of which is expected to be filled during the remainder of the current fiscal year. The Company's backlog was approximately $49.9 million as of February 29, 1996.

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

Environmental Matters
---------------------

     The Company is subject to federal, state, and local environmental laws. As a result of these laws, the Company has incurred, and will continue to incur in the future, significant capital expenditures and operating costs and charges. The Company is involved in two Superfund sites located in Gary and Kingsbury, Indiana. Although the ultimate cost of the Company's share of necessary cleanup expenses is not yet known, the Company believes that it is adequately reserved for environmental matters given the information currently available. See Note 6 of the Notes to the Consolidated Financial Statements entitled "Environmental and Legal Matters," which is included in Item 8. The Company cannot predict the impact of new or changed laws or regulations.

     The Company believes it operates its facilities and conducts its business, in all material respects, in accordance with all environmental laws presently applicable to its facilities. The Company spent approximately $2.1 million in fiscal 1997, and has budgeted approximately $3.1 million during fiscal 1998, for maintenance or installation of environmental controls at the Elk Grove Village, Illinois; Walbridge, Ohio; Morrisville, Pennsylvania; Middletown, Ohio; and San Diego, California facilities. See Item 3 "Legal Proceedings" below.

Research and Development
------------------------

     Management estimates that it spent approximately $6.7 million in fiscal 1997, $6.7 million in fiscal 1996, and $5.4 million in fiscal 1995 for product and process development activities.

     While it considers its various patents, licenses, and trademarks to be important, it does not believe that the loss of any individual patent, license, or trademark would have a material adverse effect upon its business.

Employees
---------

     At February 28, 1997, the Company had 988 full-time employees. Of these, approximately 673 were engaged in manufacturing, 156 in marketing and sales, 109 in administrative and clerical positions, and 50 in process and product development.

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



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                     --------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of May 23, 1997, are as follows:

                                                   Position and
           Name              Age                Year First Elected
           ----              ---                ------------------
G. Robert Evans               65  Chairman of the Board, MSC since January
                                  1997; previously Chairman and Chief Executive
                                  Officer, MSC since July 1991; previously
                                  Chairman, President, and Chief Executive
                                  Officer, MSC since February 1991.

Gerald G. Nadig               52  President and Chief Executive Officer, MSC
                                  since January 1997; previously President and
                                  Chief Operating Officer, MSC since July 1991;
                                  previously President and Chief Operating
                                  Officer, PFM since 1990; previously Executive
                                  Vice President, PFM since 1989.

Thomas E. Moore               51  Executive Vice President and Chief Operating
                                  Officer, MSC since May 1997; previously
                                  Executive Vice President and General Manager,
                                  MSCWC since 1993; previously General Manager,
                                  MSCWC since 1984.

James J. Waclawik, Sr.        38  Vice President, Chief Financial Officer, and
                                  Secretary, MSC since October 1996; previously
                                  Vice President and Controller, MSC since July
                                  1991; previously Vice President and
                                  Controller, PFM since 1989; previously
                                  Controller, PFM since 1988.

Frank D. Graziano             64  Senior Vice President, Technology, MSC since
                                  July 1991; previously Senior Vice President,
                                  Research and Development, PFM since 1990;
                                  previously Senior Vice President, Marketing,
                                  Research and Development, PFM since 1988.


                                                      Position and
       Name                      Age                Year First Elected
       ----                      ---                ------------------

Anton F. Vitzthum                62          Senior Vice President, Manufacturing, MSC
                                             since March 1994; previously Senior Vice
                                             President, Operations, PFM since 1990;
                                             previously Vice President, Manufacturing, PFM
                                             since 1984.

Frank J. Lazowski, Jr.           57          Vice President, Human Resources, MSC since
                                             July 1991; previously Vice President, Human
                                             Resources, PFM since 1988.

Robert J. Mataya                 54          Vice President, Business Planning and
                                             Development, MSC since July 1991; previously
                                             Vice President, Business Planning and
                                             Development, PFM since 1990; previously Vice
                                             President, Marketing, PFM since 1986.

David J. DeNeve                  29          Controller, MSC since October 1996;
                                             previously Accounting and Tax Manager, MSC
                                             since November 1995; previously Financial
                                             Analyst, MSC since June 1994.

David A. Fletcher                43          President and Chief Operating Officer, MSCSF
                                             since September 1993; previously Vice
                                             President, Research and Development, MSCSF
                                             since 1989.

Ronald L. Millar                 46          Group Vice President and General Manager,
                                             MSCLC since November 1995; previously Vice
                                             President, PFM since 1991.

Kelly M. Nammari                 49          Group Vice President and General Manager, PFM
                                             since November 1995; previously Vice
                                             President of Eastern Operations, PFM since
                                             1993; previously Vice President and General
                                             Manager, PFM Morrisville since 1991.

Edward A. Williams               38          Group Vice President and General Manager,
                                             MSCWC since May 1997; previously Plant
                                             Manager, MSCWC since 1993.


  Prior to joining the Company in 1994, Mr. DeNeve was on the audit staff of Arthur Andersen LLP. Mr. Williams was Director of Pin Mill Products, National Steel Midwest Division, prior to joining the Company and was Superintendent, Armco Steel Company from 1989 until 1993.

  Mr. Evans serves as a director of Consolidated Freightways, Inc., Fiberboard Corporation, and Swift Energy Company.



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                     --------------------------------------

ITEM 2. PROPERTIES
------- ----------

  The Company owns or leases facilities with an aggregate of approximately 1,288,000 square feet of space. The Company considers all of such facilities to be in good operating condition. In addition to the principal physical properties used by the Company in its manufacturing operations as summarized in the table below, the Company leases numerous sales and administrative offices pursuant to short-term leases.

                                 Approximate
                                   Area in        Lease Expiration
      Location                   Square Feet       (or Ownership)
---------------------            -----------      ----------------

Elk Grove Village, Illinois        58,000         Owner
   Plant No. 1

Elk Grove Village, Illinois       205,000         Owner
   Plant No. 2

Elk Grove Village, Illinois       233,000         Owner
   Plant No. 3

Morrisville, Pennsylvania         121,000         Owner

Middletown, Ohio                  170,000         Owner

San Diego, California              65,000         February 2002

Walbridge, Ohio                   311,000         June 2003(1)

(1) The lease is renewable, at the Company's option, for additional periods totaling 25 years. Since April 1, 1986, this facility has been subleased to the Partnership and the sublease is scheduled to expire on June 30, 1998 (see "Electrogalvanizing").

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

  See Note 6 of the Notes to Consolidated Financial Statements entitled "Environmental and Legal Matters," included in Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS
-----------------------------------------------------------

     There were no matters submitted to the Company's security owners during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
-------  RELATED SHAREOWNER MATTERS
         ---------------------------------------------

     The Company's common stock, $.02 par value, is listed on the New York Stock Exchange under the symbol "MSC." The table below sets forth, by fiscal quarter, the high and low sales prices of the Company's common stock during its past two fiscal years.

      Fiscal          Fiscal
       Year           Quarter          High        Low
      ------          -------          ----        ---
      1997              1st           16 7/8      14 1/2
                        2nd           17 1/4      15
                        3rd           18          15 1/8
                        4th           21          15 1/2

      Fiscal          Fiscal
       Year           Quarter          High        Low
      ------          -------          ----        ---

      1996              1st           19 3/4      15 1/2
                        2nd           22 3/8      16 3/4
                        3rd           19 3/8      12 1/8
                        4th           15          12 5/8

     There were 1,147 owners of record of the Company's common stock at the close of business on May 23, 1997. MSC has not paid cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company's business. If business circumstances should change, the Board of Directors may declare and instruct the Company to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                                                                             Fiscal Year
(Dollars and number of shares in                  -----------------------------------------------------------------
thousands, except per share data)                   1997         1996          1995          1994          1993
                                                             (restated)(5)
-------------------------------------------------------------------------------------------------------------------
 Operating Results
 Net Sales                                       $278,017       $236,150      $227,658       $187,701      $156,230
 Gross Profit                                      74,208         55,596        62,171         45,752        38,828
 Selling, General and Administrative Expenses      47,340         37,549        35,679         27,409        24,992
 Income from Operations                            26,868         13,847        26,492         18,343        13,836
 Net Income(1)(2)                                  16,236          8,497        16,740         11,802         7,617
 Per Share Information:(3)
     Net Sales                                   $  17.82       $  15.30      $  14.94       $  12.47      $  11.67
     Net Income                                      1.04           0.55          1.10           0.78          0.56
     Cash Dividends                                     -              -             -              -             -
     Shareowners' Equity                             8.55           7.66          6.92           5.74          5.48
     Market Price:
        High                                     $  21.00       $  22.38      $  17.75       $  17.63      $  12.00
        Low                                      $  14.50       $  12.13      $  13.75       $  10.63      $   7.88
        Close                                    $  16.38       $  14.38      $  15.88       $  17.63      $  11.00
     P/E (High)                                     20.2x          40.7x         16.1x          22.6x         21.4x
     P/E (Low)                                      13.9x          22.1x         12.5x          13.6x         14.1x

-------------------------------------------------------------------------------------------------------------------
 Financial Position
 Total Assets                                    $254,089       $200,026      $172,357       $151,592      $128,711
 Working Capital                                   31,154         23,716        22,706         29,026        37,749
 Net Property, Plant and Equipment                154,386        110,882        92,913         72,048        52,151
 Long-Term Debt, Less Current Portion              54,761         16,815         6,933          8,853        10,696
 Shareowners' Equity                              133,373        118,226       105,404         86,464        73,318
 Total Capital Invested                           191,884        138,055       114,240         97,087        85,689

-------------------------------------------------------------------------------------------------------------------
Key Ratios
Gross Profit as a % of Net Sales                     26.7%          23.5%         27.3%          24.4%         24.9%
SG&A Expenses as a % of Net Sales                    17.0%          15.9%         15.7%          14.6%         16.0%
Income from Operations as a % of Net Sales            9.7%           5.9%         11.6%           9.8%          8.9%
Net Income as a % of Net Sales                        5.8%           3.6%          7.3%           6.3%          4.9%
Research and Development as a % of Net Sales          2.4%           2.8%          2.4%           2.1%          2.0%
Effective Income Tax Rate                            38.5%          38.2%         38.5%          38.0%         37.0%
Current Ratio                                         1.7            1.6           1.6            1.9           2.5
Long-Term Debt to Shareowners' Equity                41.1%          14.2%          6.6%          10.2%         14.6%
Total Debt as a % of Total Capital Invested          30.5%          14.4%          7.7%          10.9%         14.4%
Return on Average Shareowners' Equity                12.9%           7.6%         17.4%          14.8%         13.2%
Return on Average Total Capital Invested              9.8%           6.7%         15.8%          12.9%         10.6%

-------------------------------------------------------------------------------------------------------------------
Other Statistics
Net Cash Provided by Operating Activities        $ 21,641       $ 19,542      $ 25,020       $ 18,589      $ 12,827
Capital Expenditures, Net                          55,599         27,467        29,374         14,894        11,444
Operating Free Cash Flow(4)                       (33,958)        (7,925)       (4,354)         3,695         1,383
EBITDA                                             40,916         24,731        35,363         25,472        19,954
Depreciation and Amortization                      14,323         11,098         8,747          7,385         6,455
Sales per Employee                                    281            268           246            227           231
Weighted Average Number of Common and
   Common Equivalent Shares Outstanding(3)         15,605         15,437        15,241         15,057        13,383
Shareowners of Record                                 999          1,012         1,110            796           891
Number of Employees                                   988            882           925            826           675
-------------------------------------------------------------------------------------------------------------------

(1) In 1996, the Company recorded a pretax special charge against income of $4,200 for the restructuring of its four product groups.
(2) In 1993, MSC recorded the cumulative effect of adopting SFAS No. 106 and No. 109, which reduced net income by $1,283, net of income taxes, or $0.17 per share.
(3) The above data has been restated to reflect two separate one-half share per share dividends to shareowners of record on March 16, 1992 and June 30, 1994.
(4) This figure represents net cash provided by operating activities less capital expenditures, net.
(5) See Note 2 of the Notes to Consolidated Financial Statements which is included in Item 8.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------   FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)
         ------------------------------------------------------------

                                                                                    For the fiscal years ended February 28 or 29,
Net Sales Summary                                         1997                      1996                1995
------------------------                                  ----                      ----                ----
Product Group:                                    Dollars       Percent       Dollars    Percent  Dollars     Percent
                                                  -------       -------       -------    -------  -------     -------
Laminates and Composites                          $ 66,483         24%        $ 56,790      24%    $ 57,722      25%
Specialty Films                                     36,999         13%          23,662      10%      19,134       8%
Coil Coating                                       115,857         42%         100,652      43%     101,206      45%
Electrogalvanizing                                  58,678         21%          55,046      23%      49,596      22%
                                                  --------        ----        --------     ----    --------     ----
                                                  $278,017        100%        $236,150     100%    $227,658     100%
                                                  ========        ====        ========     ====    ========     ====


                                                                                  For the fiscal years ended February 28 or 29,
Results of Operations                                                             1997     1996 (restated)       1995
--------------------------------------------                                      -----    ---------------       ----
Net Sales                                                                        100.0%         100.0%          100.0%
Cost of Sales                                                                     73.3           76.5            72.7
                                                                                 ------         ------          ------
Gross Profit                                                                      26.7%          23.5%           27.3%
Selling, General and Administrative Expenses                                      17.0           15.9            15.7
Special Charge                                                                      --            1.7              --
                                                                                 ------         ------          ------
Income from Operations                                                             9.7%           5.9%           11.6%
Total Other (Income) and Expense, Net                                              0.2            0.1            (0.3)
                                                                                 ------         ------          ------
Income Before Income Taxes                                                         9.5%           5.8%           11.9%
Income Taxes                                                                       3.7            2.2             4.6
                                                                                 ------         ------          ------
Net Income                                                                         5.8%           3.6%            7.3%
                                                                                 ======         ======          ======

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

The Company's financial statements for fiscal 1996 and the quarterly financial information for fiscal 1997 and 1996 have been restated to reflect the correction of the accounting irregularities. The pretax effect of this incident on results of operations for fiscal 1995 was $1,847 and was not deemed material.

The amount related to this period is reflected in the first quarter of fiscal 1996. After restatement, the pretax effect of the total understatement of cost of sales related to the accounting irregularities amounted to $2,557 during the first three quarters of fiscal 1997 and $5,638 in fiscal 1996.

The Information in the Discussion Which Follows is Presented After Restatement of the Financial Statements

Fiscal 1997 Compared with Fiscal 1996

Net Sales
Net sales in fiscal 1997 grew 17.7% over fiscal 1996 as all four product groups contributed to the increase. Sales of laminates and composites increased by 17.1%; specialty films 56.4%; coil coating 15.1%; and electrogalvanizing 6.6%. Specialty films sales include nine months of activity from the May 31, 1996 acquisition of certain assets of a former West Coast distributor and our first full year of sales from the September 7, 1995 acquisition of Solar Gard International, Inc. ("SGI").

Laminates and Composites
Fiscal 1997 net sales of laminates and composites grew 17.1% to $66,483 from $56,790 in fiscal 1996. Sales of Polycore Composites(R) increased due to a higher demand to reduce noise by computer disk drive and automotive manufacturers. Disc brake noise damper material sales were up from fiscal 1996, as a result of increased demand in the replacement market, as well as an increase in original equipment manufacturer ("OEM") sales. Specular+(R) sales were flat compared to the prior fiscal year, as a result of a general market softness and lower utility rebates offered for high-reflective lighting fixtures. In addition, MSC completed the construction of a new, high-speed coil coating line located in Elk Grove Village, Illinois, which was commissioned during the first quarter of fiscal 1998. Going forward, this new coil coating line will increase production capacity for laminates and composites products, as we will be able to transfer coil coating products from our existing lines in Elk Grove Village to our new coil coating line.

Specialty Films
Specialty films net sales increased 56.4% to $36,999 in fiscal 1997 from $23,662 in fiscal 1996. Included in fiscal 1997 are sales for nine months from the acquisition of certain assets of a former West Coast distributor during the first quarter of fiscal 1997, and sales from the SGI acquisition for the full year of fiscal 1997, as compared to six months in fiscal 1996. The acquisitions, due to a higher average selling price and an increase in volume, were primarily responsible for strong gains in solar control and safety window film, both domestically and internationally. In addition, sales of several new products contributed to the growth.

Coil Coating
Coil coating net sales of $115,857 increased 15.1% from $100,652 in the previous fiscal year. The major contributor to the growth was the increase in shipments to the building, appliance, and transportation markets. The Company successfully completed the final phase of its Middletown, Ohio expansion program in the second quarter of fiscal 1997. In addition, our new, high-speed coil coating line will both increase production capacity, as well as improve our ability to compete as a low cost producer in current and new markets. Our coil coating business is well positioned for long-term growth.


Electrogalvanizing
MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("Bethlehem" or "BSC"), and Inland Steel Industries, Inc. ("Inland"). MSC's net sales for electrogalvanizing consist of various fees charged to the Partnership for operating the facility. Bethlehem and Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 21%, 23%, and 22% of the Company's net sales in fiscal 1997, 1996, and 1995, respectively. The profitability for operating the facility is comparable to the Company's overall operating results. Under the equity method of accounting, the Company includes its portion of the Partnership Net Loss in Equity in Results of Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement. The Company's potential alternatives upon expiration of the Partnership include, among other things, extension of the Partnership, purchase of the facility, or sale of the facility. The partners are actively discussing the various alternatives. The Company believes its investment in the Partnership is realizable.

MSC's electrogalvanizing sales increased 6.6% to $58,678 in fiscal 1997 from $55,046 in fiscal 1996, while electrogalvanizing volume increased 5.3% to 477,888 tons in fiscal 1997 from 453,710 tons in the prior fiscal year. The increase in sales and volume resulted from the shortened annual maintenance shutdown, improved yields and efficiencies, and higher line utilization.

The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at approximately 76% and 24%, respectively. During fiscal 1997, Inland utilized only 9% of available production line time rather than its 24% share. Bethlehem and other customers utilized this additional available line time. In fiscal 1998, we expect more production line time will be utilized by customers other than Bethlehem and Inland. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its 24% share of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could be replaced by additional volume from Bethlehem and other customers.

Gross Profit
MSC's gross profit percentage increased to 26.7% in fiscal 1997 from 23.5% in fiscal 1996. This increase was primarily due to incremental gross profit margin related to the SGI acquisition, higher line utilization, and improved labor and overhead spending for volumes produced. This increase was offset, in part, by changes in the product mix, a more competitive pricing environment, and lower productivity at our Middletown, Ohio operation, due to scheduled shutdowns and a large number of new business qualification trials. During the second quarter of fiscal 1996, the Company reached an agreement with its insurers regarding a casualty and business interruption loss incurred in the fourth quarter of fiscal 1995. MSC recognized approximately $.7 million in operating income during the second quarter of fiscal 1996 for this matter.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased to 17.0% of sales in fiscal 1997 from 15.9% in fiscal 1996, excluding the impact of a $4.2 million pretax special charge recorded in the third quarter of fiscal 1996. The increase in SG&A was largely due to additional ongoing expenses related to the expansion of the distribution network within specialty films. SG&A was also affected by the Company's continued strategic plan for growth utilizing effective product marketing and international marketing efforts.

Total Other (Income) and Expense, Net and Income Taxes
Total other (income) and expense, net was $.5 million of expense in fiscal 1997 and $.1 million of expense in fiscal 1996. Interest expense increased during the year due to higher levels of debt related to our increase in capital expenditures, the acquisition of certain assets of the West Coast distributor of solar control window film, and the Company's stock repurchase program. MSC capitalized $1.8 million of interest expense in fiscal 1997 related to the construction of a new coil coating line in Elk Grove Village, Illinois, and the completion of the facility upgrade of our Middletown, Ohio facility. In fiscal 1998, we anticipate interest expense will increase significantly from fiscal 1997, resulting from less capitalized interest, higher debt levels, and fixed interest rates higher than actual fiscal 1997 variable interest rates. Equity in results of partnership declined due to higher utilization by the partners replacing third party sales in fiscal 1997. MSC's effective tax rate for fiscal 1997 was approximately 38.5% compared with 38.2% in the prior year.

Fiscal 1996 Compared with Fiscal 1995

Net Sales
Net sales in fiscal 1996 grew 3.7% over fiscal 1995. Sales of laminates and composites and coil coating declined 1.6% and .5%, respectively. Specialty films and electrogalvanizing grew 23.7% and 11.0%, respectively. Included in the above amounts are specialty films sales from the September 7, 1995 acquisition of SGI.

Laminates and Composites
Fiscal 1996 net sales of laminates and composites declined 1.6% to $56,790 from $57,722 in fiscal 1995. Sales of Polycore Composites decreased due to lower sales to Chrysler. Partially offsetting the shortfall in Polycore Composites was significant growth in non-automotive uses including computer disk drive covers. Sales of disc brake noise damper materials increased significantly from the previous fiscal year, as a result of increased aftermarket demand, as well as a steady increase in OEM sales during the year. In the high-reflective lighting fixture market, Specular+ sales decreased from fiscal 1995 due to increased competitive pressure and a decline in OEM requirements.

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

Electrogalvanizing
MSC's electrogalvanizing sales increased 11.0% to $55,046 in fiscal 1996 from $49,596 in fiscal 1995, while electrogalvanizing volume increased 6.2% to 453,710 tons in fiscal 1996 from 427,133 tons in the prior fiscal year. The increase in sales and volume over the previous fiscal year resulted from increased sales efforts, pricing, and improved yields.

The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at approximately 76% and 24%, respectively. During fiscal 1996, Inland utilized only 10% of available production line time rather than its full 24% share. Bethlehem and other customers utilized this additional available line time. In addition to Bethlehem's historic production, BSC transferred its in-house electrogalvanizing production from its Burns Harbor facility to Walbridge Coatings.

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

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased to 15.9% of sales in fiscal 1996 from 15.7% in fiscal 1995, excluding the impact of a $4.2 million pretax special charge recorded in the third quarter of fiscal 1996. The increase in SG&A primarily was due to increased expenditures related to the SGI acquisition, continued strategic high-growth product marketing, research and development, and international marketing efforts, as well as some non-recurring increases in other administrative expenses. The special charge included costs related to severance and other related expenses, and litigation expenses.

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

Liquidity and Capital Resources
MSC generated $21.6 million of cash from operating activities in fiscal 1997 compared with $19.5 million in the prior fiscal year. The increase was due mainly to the increase in net income and higher depreciation and amortization offset, in part, by higher accounts receivable and inventory levels at fiscal year end compared with the prior year. Earnings before interest, taxes, depreciation and amortization ("EBITDA") also increased to $40.9 million in fiscal 1997 from $24.7 million in fiscal 1996.

In fiscal 1997, MSC invested $55.6 million in capital improvement projects compared with $27.5 million last year. The increase was largely due to the construction of the Company's new high-speed coil coating line in Elk Grove Village, Illinois, and the completion of the facility upgrade of our Middletown, Ohio location during fiscal 1997. In addition, MSC purchased certain assets of a West Coast distributor of solar control and safety window film for approximately $4.0 million payable in cash and subordinated convertible notes in the first quarter of fiscal 1997.

During the third quarter of fiscal 1996, MSC acquired all of the outstanding capital stock of SGI. Consideration for the purchase, including transaction costs and net of cash acquired, was $8.0 million in subordinated convertible notes and $.2 million in cash.

On May 12, 1997, a subsidiary of the Company signed a letter of intent to purchase designated assets of a specialty films distribution business in Australia. The Company hopes to finalize the purchase by July 14, 1997. It is expected that incremental debt will not be incurred to purchase the facility.

Financing and start-up costs related to our $55.6 million capital spending initiatives in fiscal 1997 will result in first quarter earnings for fiscal 1998 that are below the restated $0.26 per share in the first quarter last year. One-time expenses associated with our investigation related to the accounting irregularities discovered in the first quarter of fiscal 1998 will also negatively affect first quarter earnings. The Company is pursuing recovery of these expenses under its insurance policies.

The Company plans to decrease its capital expenditures to approximately $25.0 million in fiscal 1998, which includes investing in powder coating and completing the construction of a new coating and laminating line in the first quarter of fiscal 1998 in San Diego, California.

MSC's long-term debt, less current portion, increased to $54.8 million in fiscal 1997 from $16.8 million in fiscal 1996, due mainly to an increase in capital expenditures, the acquisition of certain assets of a West Coast distributor, and the Company's stock repurchase program. As of February 28, 1997, the Company purchased 228,100 shares of treasury stock, at an average purchase price of $18.14 per share. The Company was in compliance with all financial covenants for the period ending February 28, 1997. Due to the accounting irregularities (see
Note 2 of the Notes to Consolidated Financial Statements which is included in
Item 8), the Company obtained required waivers from lenders regarding this matter.

The Company currently maintains a $25.0 million committed line of credit. This agreement expires August 31, 1999, or earlier at the Company's option. There was $15.0 million outstanding under this line at February 28, 1997. The Company has outstanding letters of credit totaling $4.9 million against this line leaving an available line of credit of $5.1 million at February 28, 1997. The Company also maintains two uncommitted lines of credit totaling $50.0 million. There was no outstanding balance under these uncommitted lines of credit at February 28, 1997.

On February 15, 1997, the Company authorized the issuance and sale of $50.0 million Senior Notes ("Notes"). As of February 28, 1997, $30.0 million of the Notes were issued and funded. Subsequent to fiscal year end, the remaining $20.0 million was issued and funded. The interest rate on the Notes is 7.05% and the Notes mature on May 31, 2007.

In fiscal 1998, the Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.

MSC continues to participate in the implementation of settlements with the government for clean-up of various Superfund sites. The Company has been named as a potentially responsible party ("PRP") for the surface, soil, and ground water contamination at these sites. Although the ultimate cost of the Company's share of various necessary clean-up expenses is not yet known, the Company believes it is adequately reserved for known environmental matters, given the information currently available. The PRPs and the United States Environmental Protection Agency ("USEPA") are discussing modifications regarding the scope of the work required under the decree for the Kingsbury site. The remedial costs at this site could change depending on the USEPA's position. The Company and other PRPs that are parties to the decree for the Kingsbury site are engaged in litigation with several non-settling PRPs including two large volume PRPs and the United States Army, to compel such non-settling PRPs to contribute to the clean-up effort at this site. The Company believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $4.2 million to $5.0 million at February 28, 1997. The timing of the Company's cash payments for environmental matters is not known, and no assurance can be given that the Company's environmental obligations will not increase (see Note 6 of the Notes to Consolidated Financial Statements which is included in Item 8).

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

In addition, the Securities and Exchange Commission ("SEC") has requested the voluntary cooperation of the Company in a request for documents related to the accounting irregularities. Such a request should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company is cooperating with the SEC in this matter.

During the first quarter of fiscal 1997, the Company entered into a settlement agreement regarding a lawsuit with a former distributor of solar control and safety window film. The amount of the settlement was within the range of previously established reserves.

The Company has a capital lease obligation, which was $5.3 million as of February 28, 1997, relating to a facility that the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $1.9 million) of $3.8 million in Partnership financing loans from third parties at February 28, 1997.

On March 3, 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" which is effective for fiscal years ending after December 15, 1997. The adoption of this Statement is not expected to have a material impact on the Company.

Certain statements in this Form 10-K and in future filings of the Company with the SEC and in the Company's written and oral statements made by or with the approval of an authorized officer of the Company contain, or will contain, various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including assumptions concerning MSC's operations, future results, and prospects, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on MSC's current expectations and are subject to risk and uncertainties which could cause actual results or events to differ materially from those set forth or implied. Examples of forward-looking statements include, but are not limited to, statements regarding the Company's future financial position and results of operations and cash flows (including future capital expenditures and anticipated debt levels and strategies for growth), plans, and objectives. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include, but are not limited to, (i) successful development and market introduction of anticipated new products and technologies; (ii) competitive factors and competitors' responses to MSC's initiatives; (iii) changes in the current and future business environment; (iv) adverse changes in government laws and regulations applicable to the Company; (v) continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates;
(vi) the stability of governments and business conditions inside and outside the United States which may affect successful penetration of the Company's products;
(vii) the health of the automobile and durable goods industries; (viii) environmental risks associated with the manufacturing operations of the Company;
(ix) the loss of one or more significant customers of the Company; (x) risks associated with the termination of the Partnership in June 1998; and (xi) increases in the price of raw and other material inputs used by the Company that cannot be passed on to its customers. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as the result of new information, future events, or otherwise.

     Inflation
     The Company believes that inflation has not had a significant impact on fiscal 1997, 1996, and 1995 results of operations in any of its product groups.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     ----------------------------------------------------

(a) The Consolidated Statements of Income for the years ended February 28, 1997, February 29, 1996, and February 28, 1995, Consolidated Balance Sheets as of February 28, 1997 and February 29, 1996, Consolidated Statements of Cash Flows for the years ended February 28, 1997, February 29, 1996, and February 28, 1995, Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are included on the following pages.

Consolidated Statements of Income
Material Sciences Corporation and Subsidiaries

                                                         For the years ended February 28 or 29,
                                                        ----------------------------------------
(In thousands, except per share data)                     1997       1996 (restated)      1995
-----------------------------------------------------   ----------------------------------------
Net Sales                                               $278,017         $236,150       $227,658
Cost of Sales                                            203,809          180,554        165,487
                                                        --------         --------       --------
Gross Profit                                            $ 74,208         $ 55,596       $ 62,171
Selling, General and Administrative Expenses              47,340           37,549         35,679
Special Charge                                                --            4,200             --
                                                        --------         --------       --------
Income from Operations                                  $ 26,868         $ 13,847       $ 26,492
                                                        --------         --------       --------
Other (Income) and Expense:
   Interest Income                                      $   (227)        $   (343)      $   (667)
   Interest Expense                                          420              217             64
   Equity in Results of Partnership                        1,272              931            485
   Other, Net                                               (997)            (717)          (609)
                                                        --------         --------       --------
     Total Other (Income) and Expense, Net              $    468         $     88       $   (727)
                                                        --------         --------       --------
Income Before Income Taxes                              $ 26,400         $ 13,759       $ 27,219
Income Taxes                                              10,164            5,262         10,479
                                                        --------         --------       --------
Net Income                                              $ 16,236         $  8,497       $ 16,740
                                                        ========         ========       ========

Net Income Per Common and Common Equivalent Share       $   1.04         $   0.55       $   1.10
                                                        ========         ========       ========
Weighted Average Number of Common
  and Common Equivalent Shares Outstanding                15,605           15,437         15,241
                                                        ========         ========       ========

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                       February 28 or 29,
                                                                   ----------------------------
(In thousands, except share data)                                     1997      1996 (restated)
-------------------------------------------------------------      ----------------------------
Assets
Current Assets:
  Cash and Cash Equivalents                                        $  2,116            $  3,379
  Receivables:
    Trade, Less Reserves of $2,271 in 1997 and $4,407 in 1996        35,944              25,836
    Current Portion of Partnership Note                                 767                 781
    Income Taxes                                                      1,249               2,156
  Prepaid Expenses                                                    2,791               3,069
  Inventories:
    Raw Materials                                                    11,941              10,829
    Finished Goods                                                   19,011              17,573
  Prepaid Taxes                                                       1,186               3,074
                                                                   --------            --------
    Total Current Assets                                           $ 75,005            $ 66,697
                                                                   --------            --------
Property, Plant and Equipment:
  Land and Building                                                $ 34,580            $ 30,891
  Machinery and Equipment                                           138,459             116,240
  Leasehold Improvements                                              1,289               1,376
  Capital Leases                                                     17,233              17,233
  Construction in Progress                                           50,779              19,713
                                                                   --------            --------
                                                                   $242,340            $185,453
  Accumulated Depreciation and Amortization                         (87,954)            (74,571)
                                                                   --------            --------
    Net Property, Plant and Equipment                              $154,386            $110,882
                                                                   --------            --------
Other Assets:
  Investment in Partnership                                        $ 10,759            $ 10,727
  Partnership Note Receivable, Less Current Portion                     374               1,123
  Intangible Assets, Net                                             12,837               9,556
  Other                                                                 728               1,041
                                                                   --------            --------
    Total Other Assets                                             $ 24,698            $ 22,447
                                                                   --------            --------
      Total Assets                                                 $254,089            $200,026
                                                                   ========            ========

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                                    February 28 or 29,
                                                                              --------------------------------
(In thousands, except share data)                                                1997           1996 (restated)
---------------------------------------------------------------               --------------------------------
Liabilities
Current Liabilities:
  Current Portion of Long-Term Debt                                           $  3,750                $  3,014
  Accounts Payable                                                              24,092                  25,343
  Accrued Payroll Related Expenses                                               9,838                   8,036
  Accrued Expenses                                                               6,171                   6,588
                                                                              --------                --------
    Total Current Liabilities                                                 $ 43,851                $ 42,981
                                                                              --------                --------
Long-Term Liabilities:
  Deferred Income Taxes                                                       $ 11,392                $ 11,451
  Long-Term Debt, Less Current Portion                                          54,761                  16,815
  Accrued Superfund Liability                                                    4,071                   4,177
  Other                                                                          6,641                   6,376
                                                                              --------                --------
    Total Long-Term Liabilities                                               $ 76,865                $ 38,819
                                                                              --------                --------
---------------------------
Shareowners' Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized;
  1,000,000 Designated Series B Junior Participating Preferred;
  None Issued                                                                 $      -                $      -
Common Stock, $.02 Par Value; 20,000,000 Shares Authorized;
  16,256,132 Shares Issued and 15,339,384 Shares Outstanding at
  February 28, 1997, and 16,046,398 Shares Issued and 15,357,750
  Shares Outstanding at February 29, 1996                                          325                     321
Additional Paid-In Capital                                                      50,142                  47,097
Treasury Stock at Cost, 916,748 Shares at February 28, 1997
  and 688,648 Shares at February 29, 1996                                       (7,518)                 (3,380)
Retained Earnings                                                               90,424                  74,188
                                                                              --------                --------
    Total Shareowners' Equity                                                 $133,373                $118,226
                                                                              --------                --------
      Total Liabilities and Shareowners' Equity                               $254,089                $200,026
                                                                              ========                ========

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
Material Sciences Corporation and Subsidiaries

(In thousands)                                                                     For the years ended February 28 or 29,
                                                                                   --------------------------------------
Cash Flows From:                                                             1997               1996 (restated)            1995
---------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net Income                                                                 $ 16,236                $  8,497              $ 16,740
Adjustments to Reconcile Net Income to Net Cash Provided
    by Operating Activities:
    Depreciation and Amortization                                            14,323                  11,098                 8,747
    Provision for Deferred Income Taxes                                       1,789                   1,406                   986
    Compensatory Effect of Stock Plans                                        1,255                   1,188                   647
    Other, Net                                                                  471                     918                   464
                                                                           --------                --------              --------
        Operating Cash Flow Prior to Changes in Assets and Liabilities     $ 34,074                $ 23,107              $ 27,584
                                                                           --------                --------              --------
Changes in Assets and Liabilities:
    Receivables                                                            $ (8,794)               $ (6,488)             $ (1,597)
    Income Taxes Receivable                                                     907                     163                (2,319)
    Prepaid Expenses                                                           (794)                   (659)               (1,101)
    Inventories                                                              (2,550)                  1,766                (4,187)
    Accounts Payable                                                         (1,251)                  2,581                 3,860
    Accrued Expenses                                                            892                  (1,395)                1,866
    Other, Net                                                                 (843)                    467                   914
                                                                           --------                --------              --------
        Cash Flow from Changes in Assets and Liabilities                   $(12,433)               $ (3,565)             $ (2,564)
                                                                           --------                --------              --------
            Net Cash Provided by Operating Activities                      $ 21,641                $ 19,542              $ 25,020
                                                                           --------                --------              --------
------------------------------------------------------------------------
Investing Activities:
Capital Expenditures, Net                                                  $(55,599)               $(27,467)             $(29,374)
Acquisitions, Net of Cash Acquired                                           (2,489)                   (213)                    -
Investment in Partnership                                                    (1,304)                   (741)               (1,939)
Distribution from Partnership                                                   749                     748                   749
Other Long-Term Assets                                                          313                     390                   205
                                                                           --------                --------              --------
            Net Cash Used in Investing Activities                          $(58,330)               $(27,283)             $(30,359)
                                                                           --------                --------              --------
------------------------------------------------------------------------
Financing Activities:
Net Proceeds Under Lines of Credit                                         $ 10,200                $  4,800              $      -
Proceeds from Senior Notes                                                   30,000                       -                     -
Payments to Settle Debt                                                      (3,018)                 (1,969)               (1,787)
Purchase of Treasury Stock                                                   (4,138)                      -                     -
Sale of Common Stock                                                          2,382                   2,473                 1,012
                                                                           --------                --------              --------
            Net Cash Provided by (Used in) Financing Activities            $ 35,426                $  5,304              $   (775)
                                                                           --------                --------              --------
Net Decrease in Cash                                                       $ (1,263)               $ (2,437)             $ (6,114)
Cash and Cash Equivalents at Beginning of Year                                3,379                   5,816                11,930
                                                                           --------                --------              --------
Cash and Cash Equivalents at End of Year                                   $  2,116                $  3,379              $  5,816
                                                                           ========                ========              ========

Supplemental Cash Flow Disclosures:
    Interest Paid                                                          $  2,845                $  1,377              $    981
    Income Taxes Paid                                                         7,606                   3,842                11,195

    Subordinated Convertible Notes Issued for Acquisitions                 $  1,500                $  7,981              $      -
    Cash Portion of Acquisitions and Related Costs                            2,489                     213                     -
                                                                           --------                --------              --------
    Total Consideration Paid for Acquisitions                              $  3,989                $  8,194              $      -
                                                                           ========                ========              ========

The Changes in Assets and Liabilities above for the years ended February 28, 1997 and February 29, 1996, are net of assets and liabilities acquired.

The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

                 Material Sciences Corporation and Subsidiaries


For the three years ended February 28, 1997

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

Inventories
Inventories are stated at the lower of cost or market, using either the specific identification, average cost, or first-in, first-out (FIFO) method of cost valuation. Due to the continuous nature of the Company's operations, work in process inventories are not material.

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

Intangible Assets
Intangible assets consist principally of the excess of cost over the fair market value of net assets acquired ("goodwill") and non-compete agreements. These assets are being amortized on a straight-line basis over periods of 4 to 20 years. Accumulated amortization of intangible assets was $1,659 and $713 at February 28, 1997 and February 29, 1996, respectively. The Company periodically reviews whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment, the Company uses projections to assess whether future operating income on a non-discounted basis (before goodwill amortization) of the unit is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a writedown of goodwill to recoverable value is appropriate. This policy is consistent with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. "

Fair Market Value of Financial Instruments
The Company believes that the carrying amounts of all financial instruments approximate fair market value.

Revenue Recognition
The Company generally recognizes revenue upon shipment.

Research and Development
The Company expenses all research and development costs in the period incurred. Research and development expenses were $6,682 in fiscal 1997, $6,653 in fiscal 1996, and $5,404 in fiscal 1995.

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

The Company places its temporary cash investments with high credit, quality financial institutions and in investment grade securities with maturities less than 90 days. Approximately 43% of the Company's receivables are concentrated with customers in the motor vehicle industry.

Stock Dividend
On June 16, 1994, the Board of Directors of the Company declared a stock dividend of one-half share per share of the Company's common stock, which was paid on July 28, 1994, to shareowners of record at the close of business on June 30, 1994. All share and per share data has been restated to retroactively reflect this stock dividend.

Note 2: Accounting Irregularities and Restatement of Financial Statements
On April 7, 1997, the Company announced that it had discovered accounting irregularities at one of its operating units. An independent investigation has confirmed that the controller of that operating unit acted alone and altered and falsified that unit's financial reports beginning in fiscal 1995. After restatement, the pretax effect of the total understatement of cost of sales related to the accounting irregularities amounted to $2,557 during the first three quarters of fiscal 1997 and $5,638 in fiscal 1996. Since learning of the accounting irregularities, the Company has taken actions intended to prevent a recurrence of this situation.

The Company's fiscal 1996 financial statements and the quarterly financial information for fiscal 1997 and 1996 have been restated to reflect the correction of the accounting irregularities. In addition, see Note 16 for restated interim financial information for fiscal 1997 and fiscal 1996. The pretax effect of this incident on results of operations for fiscal 1995 was $1,847 and was not deemed material. The amount related to this period is reflected in the first quarter of fiscal 1996. The effect of the restatement of fiscal 1996 results of operations is as follows:


                          For the year ended February 29, 1996
                          ------------------------------------

                               Previously
                                Reported          Restated
                               ----------         --------
Net Sales                      $236,150           $236,150
Gross Profit                     61,234             55,596
Income from Operations           19,485             13,847
Net Income                       11,979              8,497
Net Income Per Share           $   0.78           $   0.55

The effect of the restatement on the February 29, 1996 Consolidated Balance Sheet resulted in corresponding decreases of $4,245 in Inventories and $3,482 in Retained Earnings and increases of $2,156 in Income Taxes Receivable and $1,393 in Accounts Payable compared to February 29, 1996 amounts previously reported.

Note 3: Special Charge
During the third quarter of fiscal 1996, the Company provided $4,200 primarily for the restructuring of its four product groups. The special charge included projected costs related to severance and other related costs, and litigation expenses. Cash related components represented approximately $3,900 with the remainder related to a writedown to net realizable value for purchased computer software as a result of the four product group structure. The remaining reserve of $2,317 at February 29, 1996, was paid during fiscal 1997.

Note 4: Acquisitions
On May 31, 1996, the Company purchased certain assets of a distributor of solar control and safety window film in the Western United States and throughout the world. Consideration for the purchase, including transaction costs, was $1,500 in subordinated convertible notes and $2,489 in cash. Net tangible assets of $1,027 and goodwill and a non-compete agreement totaling $2,962 were recorded in the Consolidated Balance Sheets. The acquisition has been accounted for under the purchase method of accounting and is included in the Consolidated Financial
Statements of the Company since the date of acquisition.

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

Note 5: Partnership
On August 31, 1984, the Company entered into a Partnership ("Walbridge Coatings") with subsidiaries of Bethlehem Steel Corporation ("Bethlehem") and Inland Steel Industries, Inc. ("Inland") to pursue the production and further development of electroplated steel.

The Company acted as general contractor to expand and modify its Walbridge, Ohio facility and install electroplating equipment. The facility was transferred to the Partnership in April 1986. The line is capable of electroplating, coil coating, or performing both processes continuously to sheet metal. Bethlehem and Inland have rights to purchase all the facility's production for the 12-year life of the Partnership. The Company's potential alternatives upon expiration of the Partnership term in June 1998 include, among other things, extension of the Partnership, purchase of the facility, or sale of the facility. The partners are actively discussing the various alternatives. The Company believes its investment in the Partnership is realizable.

Summarized financial information for the Partnership is presented below.

Summarized Financial Information               For the years ended
of Walbridge Coatings                           February 28 or 29,
Earnings Information                  1997       1996       1995
--------------------------------    --------   --------   --------
Net Revenues                         $67,761    $64,941    $60,887
Gross Profit                             947      2,286      3,729
Income (Loss) from Operations         (1,567)      (153)     1,333
Net Loss                              (2,618)    (1,852)      (950)


                                                February 28 or 29,
Balance Sheet Information             1997       1996       1995
--------------------------------    --------   --------   --------
Current Assets                       $ 9,726    $ 9,375    $10,005
Total Assets                          31,726     36,458     42,824
Current Liabilities                    7,883      7,653      8,590
Total Liabilities                     10,351     15,059     21,433
Partners' Capital                     21,375     21,399     21,391

The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. MSC's electrogalvanizing revenues billed to Walbridge Coatings exclude financing and other items which are included in Walbridge Coatings' revenues billed to Bethlehem and Inland. The profitability for operating the facility is comparable to the Company's overall operating results. Under the equity method of accounting, the Company includes its portion of the Partnership Net Loss summarized above in Equity in Results of Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement.

As of February 28, 1997, the Company holds a $1,122 note receivable from the Partnership requiring semi-annual interest and level principal repayments over the life of the Partnership. Trade receivables include amounts due from the Partnership of $2,256 at February 28, 1997, and $1,752 at February 29, 1996.

The Company has guaranteed 50% of the third party debt of the Partnership. At February 28, 1997, the Partnership debt totaled $3,750. This debt is scheduled to be retired ratably throughout the Partnership's life by revenues paid to the Partnership by Bethlehem, Inland, and, if production does not reach a defined contractual volume, the Company.

Note 6: Environmental and Legal Matters
The Company is a party to various legal proceedings connected with the clean-up of environmental problems. These proceedings are pending against numerous other parties, in addition to the Company. The most significant proceedings relate to the Company's involvement in Superfund sites in Kingsbury, Indiana and Gary, Indiana. The Company has been named as a potentially responsible party ("PRP") for the surface, soil, and ground water contamination at these sites. The activities related to MSC's involvement were alleged to have occurred prior to 1984.

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

The United States District Court for the Northern District of Indiana has also entered a Consent Decree with respect to the scope of the remediation work at the Gary site. The estimated range of the Company's liability is $1,100 to $1,300 for this site. This work has commenced and the Company maintains a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the clean-up expenses at the Gary site.

The ultimate cost of remediation work at the Kingsbury and Gary sites and the Company's final share thereof, net of contributions from the other PRPs, has not yet been determined. Based on the allocations of liability among PRPs who are parties to the decrees entered in these proceedings and the most recent estimates of remedial costs prepared by the engineering consulting firms retained to supervise the remedial work, the Company estimates that its share of remedial costs and reimbursable past costs of the government will fall within the amount reserved by the Company for such costs as of February 28, 1997. The PRPs and the United States Environmental Protection Agency ("USEPA") are discussing modifications regarding the scope of the work required under the decree for the Kingsbury site. The remedial costs at this site could change depending on the USEPA's position. The Company and other PRPs that are parties to the decree for the Kingsbury site are engaged in litigation with several non-settling PRPs, including two large volume PRPs and the United States Army, to compel such non-settling PRPs to contribute to the clean-up effort at this site.

The Company is involved in other environmental matters that, on an individual basis, are not material. MSC believes that the estimated range of exposure on all environmental matters is between $4,200 and $5,000. The Company's environmental reserves total approximately $4,800 at February 28, 1997.

The Company currently believes that the ultimate outcome of these proceedings, net of contributions from other PRPs, will not have a material effect on the financial condition or the results of operations of the Company given existing reserves recorded at February 28, 1997. However, no assurance can be given that such information, including estimates of remedial expenses, will not change.

During the first quarter of fiscal 1997, the Company entered into a settlement agreement regarding a lawsuit with a former distributor of solar control and safety window film. The amount of the settlement was within the range of previously established reserves.

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

In addition, the Securities and Exchange Commission ("SEC") has requested the voluntary cooperation of the Company in a request for documents related to the accounting irregularities. Such a request should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company is cooperating with the SEC in this matter.

Note 7: Indebtedness

Long-term debt, inclusive of capital leases, consists of the obligations presented in the chart below. Projected maturities of long-term debt, assuming no conversion or redemption, also are presented in the chart below.

                                                 February 28 or 29,
                                             --------------------------
Long-Term Debt Obligations                         1997          1996
-----------------------------------------    -----------------  -------
Borrowings Under Lines of Credit                  $15,000       $ 4,800
Senior Notes                                       30,000             -
Subordinated Convertible Notes                      8,151         7,981
Obligations Under Capital Leases (Note 8)           5,298         6,932
Other                                                  62           116
                                                  -------       -------
                                                  $58,511       $19,829
Less Current Portion                                3,750         3,014
                                                  -------       -------
Long-Term Debt                                    $54,761       $16,815
                                                  =======       =======

Projected Maturities of Long-Term Debt       February 28, 1997
--------------------------------------       -----------------
1998                                              $ 3,750
1999                                                5,513
2000                                               16,974
2001                                                1,974
2002                                                  300
2003 and thereafter                                30,000
                                                  -------
Total                                             $58,511
                                                  =======

The Company maintains a $25,000 committed line of credit. At the option of the Company, interest is at the bank's reference rate (8.25% at February 28, 1997), or at LIBOR plus 1/2%, which generally is lower than the bank's reference rate. This agreement expires on August 31, 1999, or earlier at the Company's option. There was $15,000 outstanding under this line of credit at February 28, 1997. The Company has four irrevocable letters of credit totaling $4,881 against this line, leaving an available line of credit of $5,119 at February 28, 1997. MSC pays a commitment fee of 1/4% per annum on the daily average of the unused amount during the period, and is required to maintain $500 in compensating balances. The agreement requires the Company to adhere to certain covenants, some of which are adjusted quarterly. The most significant of these covenants include restrictions relating to its current ratio (1.2:1.0), liabilities to net worth (1.5:1.0), tangible net worth ($107,431), and interest coverage (2.0x). The Company was in compliance with all financial covenants for the period ending February 28, 1997. Due to the accounting irregularities discussed in Note 2, the Company obtained a waiver from the lender regarding this matter.

The Company also maintains two uncommitted lines of credit totaling $50,000.
The interest rate is based on a market rate to be agreed upon by the parties at the time of the borrowing. There is no commitment fee for these uncommitted lines of credit. There was no outstanding balance under these uncommitted lines of credit at February 28, 1997.

On February 15, 1997, the Company authorized the issuance and sale of $50,000 Senior Notes ("Notes"). As of February 28, 1997, $30,000 of the Notes were issued and funded. Subsequent to fiscal year end, the remaining $20,000 was issued and funded. The interest rate on the Notes is 7.05% and the Notes mature on May 31, 2007. Interest payments are due semi-annually on May 31 and November 30 of each year, commencing May 31, 1997. The agreement requires the Company to adhere to certain covenants. The most significant of these covenants includes restrictions related to its consolidated net worth ($105,000), consolidated senior debt ratio (55%), and total indebtedness ratio (60%). The Company was in compliance with all financial covenants for the period ending February 28, 1997. Due to the accounting irregularities discussed in Note 2, the Company obtained a waiver from the lenders regarding this matter.

In addition, the Company has subordinated convertible notes ("Subordinated Notes") as of February 28, 1997, which were issued in consideration for the purchase of SGI and certain assets of a West Coast distributor. The Subordinated Notes bear interest at a rate of 7%. The Subordinated Notes for SGI and the West Coast distributor are convertible into shares of the Company's common stock at a conversion price of $24.27 and $20.80 per share, respectively. The Subordinated Notes mature in five equal installments and became due annually beginning on September 8, 1996, for SGI, and June 1, 1997, for the West Coast distributor. A maximum of 346,140 shares of common stock have been reserved for the conversion option contained in the Subordinated Notes. As of February 28, 1997, a portion of these Subordinated Notes ($1,434) was issued to certain individuals who are currently employed with the Company.

Note 8: Leases
The Company leases one manufacturing facility under a capital lease that includes a renewal option. Another manufacturing facility, 13 distribution centers, and other equipment are leased under non-cancelable operating leases.

The Walbridge, Ohio facility lease contains certain covenants with which the Company is in compliance. The Company subleases its interest in this facility to the Partnership. The sublease contains substantially the same terms and conditions as the lease, with the monthly payment paid directly to the lessor by the Partnership. The Company has assigned all of its rights under the sublease to the lessor. The Company also has agreed to purchase the mortgage loan on the facility in the event of default by the lessor. The lease is renewable, at the Company's option, for additional periods totaling 25 years.

Some leases also contain escalation provisions based upon specified inflation indices. The table below presents future minimum lease payments and sublease income.

Minimum Lease                     Capital  Sublease  Operating
Payments                           Lease    Income    Leases
--------------------------------  -------  --------  ---------
1998                               $2,294    $2,294     $2,167
1999                                1,359       955      1,609
2000                                  692         -      1,357
2001                                  692         -        951
2002                                  692         -        577
2003 and thereafter                   970         -      2,731
                                   ------    ------     ------
Total Minimum Lease Payments       $6,699    $3,249     $9,392
                                             ======     ======
Amount Representing Interest        1,401
                                   ------
Present Value of Minimum Lease
Payments                           $5,298
                                   ======

Amortization of leased property was $997 in fiscal 1997, $988 in fiscal 1996, and $980 in fiscal 1995.

Total rental expense under operating leases was $2,686 in fiscal 1997, $2,689 in fiscal 1996, and $2,511 in fiscal 1995.

Note 9: Retirement Plans

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

Certain of the Company's defined benefit plans have been frozen. During fiscal 1996, the Material Sciences Corporation Pension Plan for Salaried Employees was terminated, and all assets were distributed to the plan participants. These plans were replaced with defined contribution plans. The discount rate used for the terminated and frozen plans is 8.0% in 1997, 8.0% in 1996, and 7.5% to 8.0% in 1995. For plans that have not been terminated or frozen, the discount rate was 8.0% in all years presented. The following tables detail the defined benefit and non-contributory supplemental pension plans.


Components of Net Periodic          For the years ended February 28 or 29,
Pension Cost                           1997           1996          1995
------------                           ----           ----          ----
Service Cost Benefits Earned
  During the Period                    $385           $384          $353
Interest Cost on Projected
  Benefit Obligation                    504            442           737
Actual Return on Assets                (230)          (426)         (612)
Net Amortization
  and Deferral                           51            271            41
                                       ----           ----          ----
Net Periodic Pension Cost              $710           $671          $519
                                       ====           ====          ====

Assumptions Used in Determining     For the years ended February 28 or 29,
the Plans' Funded Status               1997           1996          1995
------------------------               ----           ----          ----
Expected Long-Term                      8.0%           8.0%          8.0%
  Rate of Return on Assets
Rate of Increase in
    Compensation Levels                 6.0%           6.0%          6.0%



                                                   February 28 or 29,
                               --------------------------------------
                                  Plans Whose         Plans Whose
                                 Assets Exceed        Accumulated
                                  Accumulated       Benefits Exceed
                                    Benefits             Assets
Pension Plans'                 ------------------  ------------------
Funded Status                    1997      1996      1997      1996
--------------                 --------  --------  --------  --------
Plan Assets
  at Fair Value                 $3,268    $2,882    $   --    $   --
                                ------    ------    ------    ------

Accumulated
 Benefit Obligation
  Vested                        $2,755    $2,504    $2,836    $2,363
  Unvested                         189       162        38        79
                                ------    ------    ------    ------
Accumulated Benefit
  Obligation                    $2,944    $2,666    $2,874    $2,442
Additional Benefits
  Based on Projected Salary
  and Service Levels               177       127     1,230     1,111
                                ------    ------    ------    ------
Projected Benefit
  Obligation                    $3,121    $2,793    $4,104    $3,553
                                ------    ------    ------    ------
Projected Benefit
  Obligation in Excess of
  (Less Than) Plan Assets       $ (147)   $  (89)   $4,104    $3,553
Unrecognized Gain (Loss)           317       258      (270)      (64)
Prior Service Cost                (369)     (366)     (214)     (234)
Unrecognized Net
  Obligation on March 1             11        12       (36)      (40)
                                ------    ------    ------    ------
Pension (Asset)
  Liability Recognized in
  the Consolidated
  Balance Sheets                $ (188)   $ (185)   $3,584    $3,215
                                ======    ======    ======    ======


The Company sponsors a defined contribution plan for certain salaried and hourly employees based upon a percentage of the employees' covered earnings as provided for in the plan. The cost of this plan was $1,218 in fiscal 1997, $1,360 in fiscal 1996, and $1,296 in fiscal 1995.

The Company provides its retired employees with certain post-retirement health care benefits, which the Company may periodically amend or modify. Substantially all employees may be eligible for these benefits if they reach normal retirement age while employed by the Company. Payments for post-retirement health care benefits were $149 in fiscal 1997, $59 in fiscal 1996, and $95 in fiscal 1995.

The following table presents a reconciliation of the funded status of the plan to the accrued benefit cost:

                                                    February 28 or 29,
Post-Retirement Plan                                ------------------
Funded Status                                       1997           1996
-------------                                       ----           ----
Plan Assets at Fair Value                          $   49         $   24
                                                   ------         ------
Retirees                                           $1,030         $  893
Other Fully Eligible Participants                     278            322
Other Active Participants                             588            601
                                                   ------         ------
Accumulated Post-Retirement Benefit
   Obligation                                      $1,896         $1,816
                                                   ------         ------
Projected Post-Retirement Benefit
   Obligation                                      $1,847         $1,792
Unrecognized Net Gain and Prior
   Service Cost                                     1,334          1,414
                                                   ------         ------
Accrued Post-Retirement Benefit Cost               $3,181         $3,206
                                                   ======         ======

                                                  For the years ended February 28 or 29,
Net Periodic Post-                                --------------------------------------
Retirement Benefit Cost                              1997           1996         1995
-----------------------                              ----           ----         ----
Service Cost                                        $  66          $  79        $  73
Interest Cost on Accumulated Benefit
   Obligation                                         136            132          104
Actual Return on Assets                                (2)            (1)           -
Net Amortization and Deferral                         (77)           (71)         (79)
                                                    -----          -----        -----
Net Periodic Post-Retirement Benefit Cost           $ 123          $ 139        $  98
                                                    =====          =====        =====

The discount rate used in determining the Accumulated Post-Retirement Benefit Obligation was 8.0% in 1997, 1996, and 1995.

The Company continues to review its post-retirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the Accumulated Post-Retirement Benefit Obligation, of which only a minor amount has been funded, and net cost, MSC used a 10% health care cost trend rate decreasing until leveling off at 5% in Year 2010.

A 1% increase in the assumed health care cost trend rate would increase the Accumulated Post-Retirement Benefit Obligation as of February 28, 1997, by approximately $270 and the total of the service and interest cost components of net post-retirement health care cost for the year then ended by approximately $38.

Note 10: Interest Expense

The table presented below analyzes the components of interest expense.

                                          For the years ended February 28 or 29,
                                          --------------------------------------
Interest Expense                             1997          1996          1995
----------------                             ----          ----          ----
Interest Expense                           $ 2,216         $ 589         $ 124
Capitalized Interest                        (1,796)         (372)          (60)
                                           -------         -----         -----
Total                                      $   420         $ 217         $  64
                                           =======         =====         =====

The table above excludes interest expense of $625, $792, and $869 for fiscal years 1997, 1996, and 1995, respectively, relating to the Walbridge, Ohio facility. This facility is subleased to the Partnership. The interest expense and amortization relating to this lease is reduced by sublease income received from the Partnership, and the net result is included in Other, Net.

Note 11: Income Taxes

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

                                         For the years ended February 28 and 29,
                                         ---------------------------------------
Tax Provision                             1997       1996 (restated)       1995
-------------                             ----       ---------------       ----
Current:
   Federal                               $ 7,166          $3,291         $ 8,130
   State                                   1,209             565           1,363
                                         -------          ------         -------
                                         $ 8,375          $3,856         $ 9,493
                                         -------          ------         -------
Deferred:
   Federal                               $ 1,546          $1,215         $   852
   State                                     243             191             134
                                         -------          ------         -------
                                         $ 1,789          $1,406         $   986
                                         -------          ------         -------

Total Provision                          $10,164          $5,262         $10,479
                                         =======          ======         =======

                                          For the years ended February 28 or 29,
                                          --------------------------------------
Tax Rate Reconciliation                      1997    1996 (restated)    1995
-----------------------                      ----    ---------------    ----
Federal Statutory Rate                       35.0%        35.0%         35.0%
State and Local Taxes, Net of
   Federal Tax Benefit                        5.5          5.5           5.5
Research and Development
   Tax Credits                               (0.3)        (1.6)         (0.7)
Foreign Sales Corp. Benefit                  (1.3)        (0.7)          -
Tax Exempt Interest Income                    -            -            (0.4)
Other, Net                                   (0.4)         -            (0.9)
                                             ----         ----          ----
Effective Income Tax Rate                    38.5%        38.2%         38.5%
                                             ====         ====          ====

Temporary differences that give rise to deferred tax (assets) and liabilities are as follows:

                                                February 28 or 29,
                                                ------------------
                                                 1997       1996
                                                 ----       ----
Property and Equipment                          $15,654    $15,539
Reserves not Deductible Until Paid               (2,695)    (4,220)
Employee Benefit Liabilities                     (3,664)    (4,013)
Deferred State Income Taxes, Net                  1,386      1,140
Other                                              (475)       (69)
                                                -------    -------
Deferred Tax Liabilities, Net                   $10,206    $ 8,377
                                                =======    =======

Deferred Tax Liabilities, Net, have been recorded on the Company's Consolidated Balance Sheets as follows:

                                                February 28 or 29,
                                                ------------------
                                                 1997       1996
                                                 ----       ----
Long-Term Liabilities -
   Deferred Income Taxes                        $11,392    $11,451
Current Assets - Prepaid Taxes                   (1,186)    (3,074)
                                                -------    -------
                                                $10,206    $ 8,377
                                                =======    =======

Note 12: Significant Customers and Export Sales

The Partnership represented 21%, 23%, and 22% of the Company's net sales in fiscal 1997, 1996, and 1995, respectively. Sales to AK Steel Corporation amounted to 5%, 8%, and 10% of MSC's net sales in fiscal 1997, 1996, and 1995, respectively. Export sales represented 11% of the Company's net sales in fiscal 1997, and 8% in both fiscal 1996 and 1995.

Note 13: Subsequent Event (Unaudited)
On May 12, 1997, a subsidiary of the Company signed a letter of intent to purchase designated assets of a specialty films distribution business in Australia. The Company hopes to finalize the purchase by July 14, 1997. It is expected that incremental debt will not be incurred to purchase the facility.

Note 14: Equity Plans

The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees ("1985 Plan"); the Material Sciences Corporation 1991 Stock Option Plan for Directors ("1991 Directors Plan"); the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees ("1992 Plan"); and the Material Sciences Corporation Stock Option Plan for Non-Employee Directors ("1996 Directors Plan"). The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options awarded under the plans been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                                 1997         1996(restated)
                                                -------       --------------

Net Income              As Reported             $16,236           $8,497
                                                =======           ======
                        Pro Forma               $14,723           $7,781
                                                =======           ======

Net Income Per Share    As Reported               $1.04            $0.55
                                                  =====            =====
                        Pro Forma                 $0.94            $0.50
                                                  =====            =====

There are 1,687,500 shares authorized under the 1985 Plan to provide for the options granted under the 1985 Plan, the 1991 Directors Plan, and the shares purchased under the Material Sciences Corporation Employee Stock Purchase Program. The options granted under the 1985 Plan consist of both non-qualified and incentive stock options ("ISOs") which vest ratably on the first four anniversary dates of grant, or earlier if the Company's stock reaches certain trading levels. All of these options expire ten years after the date of grant. The 1991 Directors Plan vests ratably over the first five anniversary dates of grant and expire ten years after the date of grant.

There are 2,287,500 shares authorized under the 1992 Plan. Three grants provide options for the Non-Qualified Stock Option Program, the 1993 Restricted Stock/Incentive Stock Option Awards Program, and the 1995 Stock Option Program. Each grant under the Non-Qualified Stock Option Program vests three years after the date of grant and expires ten years after the date of grant. The 1993 Restricted Stock/Incentive Stock Option Awards Program consists of tandem grants of restricted stock and ISOs to the extent allowed under the Internal Revenue Code. A fifth of the restricted shares vest as trading levels of the Company's stock reach predetermined levels. Once the vested restricted stock is held by the optionee for a period of two years, the holder vests in an ISO for an equal number of shares. All unvested ISOs vest nine years and eleven months after the date of grant. All options expire ten years after the date of grant. All unvested restricted shares vest at the end of a five to eight year period after the date of grant, depending on the trading level of the Company's stock. The 1995 Stock

Option Program (non-qualified) consists of an initial grant on March 1, 1995, and two additional grants of equal amounts per optionee on the first and second anniversary dates of the initial grant. Each grant vests ratably over three years on the anniversary date of grant. All options granted under the 1995 Stock Option Program expire ten years after the date of grant.

There are 250,000 shares authorized under the 1996 Directors Plan. This plan consists of grants which provide for fifty percent of each non-employee director's annual retainer ("Retainer Option"), and an annual incentive stock option ("Incentive Option"). The Retainer Options vest on the date of grant and expire five years after the grant date. The Incentive Options vest one year from the date of grant and expire five years after the date of grant.

The exercise price of all options equals the market price of the Company's stock either on the date of grant or, in the case of the 1996 Directors Plan, on the day prior to the grant.

A summary of transactions under the stock option plans is presented below.

Stock Option Activity

                                                                                                      Weighted
                                                                                           Key         Average       Option Price
                                                                            Directors   Employees  Exercise Price     Per Share
------------------------------------------------------------------------------------------------------------------------------------


Outstanding at February 28, 1994                                              108,000   1,183,800      $10.43       $ 4.95 to $15.00
Granted                                                                             -      47,550      $14.56       $14.67 to $17.33
Exercised                                                                      (3,600)    (37,000)     $ 7.39       $ 4.95 to $10.05
Canceled                                                                            -      (7,500)     $14.25                 $14.25
                                                                              -------   ---------
Outstanding at February 28, 1995                                              104,400   1,186,850      $10.65       $ 4.95 to $17.33
Granted                                                                             -     360,025      $16.42       $13.88 to $18.75
Exercised                                                                           -    (153,337)     $10.05                 $10.05
Canceled                                                                            -     (43,620)     $15.65       $14.25 to $18.75
                                                                              -------   ---------
Outstanding at February 29, 1996                                              104,400   1,349,918      $11.99       $ 4.95 to $18.75
Granted                                                                        20,022     418,050      $14.86       $14.38 to $18.00
Exercised                                                                           -    (141,900)     $ 9.80       $ 5.28 to $16.25
Canceled                                                                            -     (88,693)     $15.14       $14.25 to $18.75
                                                                              -------   ---------
Outstanding at February 28, 1997                                              124,422   1,537,375      $12.77       $ 4.95 to $18.75
                                                                              =======   =========

The number of exercisable shares for the above mentioned years is presented below.

Exercisable at February 28, 1995                                               39,600     756,350      $ 9.13       $ 4.95 to $14.09
                                                                              =======   =========

Exercisable at February 29, 1996                                               61,200     648,013      $ 8.77       $ 4.95 to $14.09
                                                                              =======   =========

Exercisable at February 28, 1997                                               95,322     714,508      $10.32       $ 4.95 to $18.75
                                                                              =======   =========


The 1,661,797 outstanding shares as of February 28, 1997, have a remaining contractual life of 8.5 years. The 438,072 options granted in fiscal 1997 have a weighted average fair value price of $9.06 per share. The 1,454,318 outstanding shares as of February 29, 1996, have a remaining contractual life of 8.0 years. The 360,025 options granted in fiscal 1996 have a weighted average fair value price of $10.59 per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the option grants in fiscal 1997 and 1996, respectively: risk-free interest rates of 6.05% and 7.16%; expected life of ten years; and expected volatility of 38.56% and 38.76%.

Shares of restricted stock are awarded in the name of the employee, who has all rights of a shareowner, subject to certain restrictions or forfeitures. Restricted shares issued in 1994 and 1995 generally expire and vest over a five to eight year period and are subject to accelerated vesting if the market value of the Company's stock exceeds the levels specified in the plan. As an incentive to participants to retain these shares upon vesting, the Company granted a matching option at fair market value that vests two years after the vesting of the restricted stock if that restricted stock is still owned by the participant. The number of options and price per share are included in the stock option activity table above. The market value of the restricted shares is amortized to compensation expense over the period in which the shares vest based upon the passage of time. In the event of accelerated vesting due to the achievement of market value appreciation as defined by the plan, the recognition of the unamortized expense would be accelerated.

A summary of transactions under the restricted stock plans is presented below.

                                                                 Key
Restricted Stock Activity                                  Employees
-------------------------------                            ----------
Unvested at February 28, 1994                                223,950
Granted                                                       47,550
Vested                                                            -
Canceled                                                      (1,500)
                                                            --------
Unvested at February 28, 1995                                270,000
Granted                                                           -
Vested                                                       (49,110)
Canceled                                                     (14,070)
                                                            --------
Unvested at February 29, 1996                                206,820
Granted                                                           -
Vested                                                            -
Canceled                                                     (12,840)
                                                            --------
Unvested at February 28, 1997                                193,980
                                                            ========

Compensation effects arising from restricted stock issuance is $471 in fiscal 1997, $1,188 in fiscal 1996, and $647 in fiscal 1995, and have been charged against income and recorded as Additional Paid-In Capital.

The Employee Stock Purchase Plan permits eligible employees to purchase shares of common stock at 85% of the lower fair market value of the stock as of two measurement dates six months apart. During fiscal years 1997, 1996, and 1995, 80,674, 68,057, and 53,382 shares, respectively, were sold to employees under this plan.

     On June 20, 1996, the Company issued a dividend to shareowners of record on July 2, 1996, of one right ("Right") for each outstanding share of the Company's common stock. Each Right entitles the shareowners to buy 1/100th of a share of Series B Junior Participating Preferred Stock at an initial exercise price of $70.00. The Rights will be exercisable only if a person or group acquires, or announces a tender offer, for 20 percent or more of MSC's common stock. Upon an acquisition of 20 percent or more of MSC's common stock by a person or group, the Rights (other than those held by such person or group) "flip in" to the right to buy the number of shares of MSC's common stock valued at two times the exercise price of the Rights. Additionally, if MSC enters into a merger or other business combination with a person or group owning 20 percent or more of MSC's outstanding common stock, the Rights (other than those held by such person or group) "flip over" into the right to buy that number of shares of common stock of the acquiring company valued at two times the exercise price of the Rights. MSC may exchange the Rights for its common stock on a one-for-one basis at any time after a person or group has acquired 20 percent or more of its outstanding common stock. MSC will be entitled to redeem the Rights at one cent per Right (payable in common stock of the Company, cash or other consideration, at MSC's option) at any time before public disclosure that a 20 percent position has been acquired. The Rights will expire on July 1, 2006, unless previously redeemed or exercised.

     Note 15: Shareowners' Equity
     The table presented below reconciles the Shareowners' Equity accounts.

                                               Common Stock          Additional                     Treasury Stock
                                        --------------------------    Paid-In     Retained      -----------------------
                                            Shares        Amount      Capital     Earnings        Shares       Amount
                                        --------------  ----------    -------    ----------     ----------    ---------
Balance at February 28, 1994                10,465,155        $210    $40,574       $49,060       (459,099)     $(3,380)
Net Income                                           -           -          -        16,740              -            -
Sale of Common Stock                            85,324           1      1,014             -              -            -
Compensatory Effect of Stock Plans              31,700           -        647             -              -            -
Tax Benefit from Exercise of Stock
 Options                                             -           -        541             -              -            -
Impact of Stock Dividend                     5,256,895         106          -          (109)      (229,549)           -
                                            ----------        ----    -------       -------       --------      -------
Balance at February 28, 1995                15,839,074        $317    $42,776       $65,691       (688,648)     $(3,380)
Net Income (restated)                                -           -          -         8,497              -            -
Sale of Common Stock                           221,394           4      2,469             -              -            -
Compensatory Effect of Stock Plans             (14,070)          -      1,188             -              -            -
Tax Benefit from Exercise of Stock
 Options                                             -           -        664             -              -            -
                                            ----------        ----    -------       -------       --------      -------
Balance at February 29, 1996 (restated)     16,046,398        $321    $47,097       $74,188       (688,648)     $(3,380)
Net Income                                           -           -          -        16,236              -            -
Sale of Common Stock                           222,574           4      2,378             -              -            -
Purchase of Treasury Stock                           -           -          -             -       (228,100)      (4,138)
Compensatory Effect of Stock Plans             (12,840)          -        471             -              -            -
Tax Benefit from Exercise of Stock
 Options                                             -           -        196             -              -            -
                                            ----------        ----    -------       -------       --------      -------
Balance at February 28, 1997                16,256,132        $325    $50,142       $90,424       (916,748)     $(7,518)
                                            ==========        ====    =======       =======       ========      =======



Note 16: Selected Quarterly Results of Operations (Unaudited)
The table presented below is a summary of quarterly data for the years ended February 28, 1997 and February 29, 1996.

                               First                   Second                     Third                    Fourth
1997                           Quarter                 Quarter                    Quarter                  Quarter
                               --------------------------------------------------------------------------------------
                               Previously              Previously                 Previously
                               Reported    Restated    Reported       Restated    Reported    Restated     Reported
                               --------    --------    --------       --------    --------    --------     --------
Net Sales                      $68,884     $68,884      $70,420       $70,420     $69,658     $69,658      $69,055
Gross Profit                    18,569      17,509       19,744        19,283      19,774      18,738       18,678
Net Income                       4,621       3,969        4,532         4,248       4,880       4,243        3,776
Net Income
  Per Share                    $  0.30     $  0.26      $  0.29       $  0.27     $  0.31     $  0.27      $  0.24

                               First                   Second                     Third                    Fourth
1996                           Quarter                 Quarter                    Quarter                  Quarter
                               -----------------------------------------------------------------------------------------------
                               Previously              Previously                 Previously               Previously
                               Reported    Restated    Reported       Restated    Reported    Restated     Reported   Restated
                               --------    --------    --------       --------    --------    --------     --------   --------
Net Sales                      $60,406     $60,406      $58,650       $58,650     $58,020     $58,020      $59,074    $59,074
Gross Profit                    16,537      13,761       15,583        14,697      14,554      12,930       14,560     14,208
Net Income
   (Loss)                        4,866       3,152        4,066         3,519         333        (670)       2,714      2,496
Net Income (Loss)
  Per Share                    $  0.32     $  0.20      $  0.26       $  0.23     $  0.02     $ (0.04)     $  0.18    $  0.16

During the third quarter of fiscal 1996, the Company recorded a special charge of $4,200 for the restructuring of its four product groups (see Note 3).

The unaudited quarterly information for the first three quarters of fiscal 1997 and all of fiscal 1996 has been restated due to the accounting irregularities discovered at one of the Company's operating units (See Note 2).

                    Report of Independent Public Accountants

To the Shareowners and Board of Directors of Material Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation (a Delaware Corporation) and subsidiaries as of February 28, 1997, and February 29, 1996, (as restated - see Note 2) and the related consolidated statements of income and cash flows for each of the three fiscal years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Material Sciences Corporation as of February 28, 1997, and February 29, 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.

                                                  /s/ ARTHUR ANDERSEN LLP

                                                      ARTHUR ANDERSEN LLP

Chicago, Illinois
April 29, 1997

(b) The unaudited selected quarterly financial data which is referred to in
    Item 8(a) above and is set forth in Note 16 of the Notes to Consolidated Financial Statements under the caption "Summary of Quarterly Data (Unaudited)".

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ------  ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

      Not Applicable.

                                   PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    -------  --------------------------------------------------

      Reference is made to the information found under the caption "Election of Directors" on pages 2 through 5 of the Company's proxy statement for the 1997 annual meeting of shareowners (the "proxy statement"), all of which is incorporated by reference herein, for information on the directors of the Company. Reference is made to Part I of this report for information on the executive officers of the Company.

    ITEM 11. EXECUTIVE COMPENSATION
    -------  ----------------------

      Reference is made to the information under the captions "Compensation of Executive Officers", "Compensation and Organization Committee Report", "MSC Performance Graph", "Employment and Other Agreements", and "Employee and Other Plans" on pages 8 through 16 of the proxy statement, all of which is incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
    -------  HOLDERS AND MANAGEMENT
             ----------------------

      Reference is made to the information under the captions "Security Ownership of Management of the Company" and "Information with Respect to Certain Shareowners" set forth on pages 6 and 7 of the proxy statement, all of which is incorporated by reference herein.

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    -------  ----------------------------------------------

      There were no relationships or related transactions requiring disclosure in fiscal 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
-------   REPORTS ON FORM 8-K
          -------------------

  (A) FINANCIAL STATEMENTS AND SCHEDULES OF THE COMPANY

        I   Financial Statements of the Company
            -----------------------------------

            (i) Consolidated Statements of Income for the years ended February 28 or 29, 1997, 1996, and 1995
            (ii) Consolidated Balance Sheets - February 28, 1997 and February 29, 1996
            (iii) Consolidated Statements of Cash Flows for the years ended
                  February 28 or 29, 1997, 1996, and 1995
            (iv)  Notes to Consolidated Financial Statements
            (v)   Report of Independent Public Accountants

        II  Supplemental Schedule
            ---------------------

            (i) Report of Independent Public Accountants with respect to Supplemental Schedule to the Financial Statements
            (ii) Schedule II - Reserve for Receivable Allowances and Deferred Tax Asset Valuation Allowance

  All other schedules have been omitted, since the required information is not significant, is included in the financial statements or the notes thereto, or is not applicable.

(c) EXHIBITS

  Exhibit
  Number        Description of Exhibit
  ------        ----------------------

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

  Exhibit
  Number        Description of Exhibit
  ------        ----------------------

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

   3(b)         Amendment to Registrant's Certificate of Incorporation.(2)

   3(c)         Amendment to Registrant's Certificate of Incorporation.(4)

   3(d) Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(9)

   3(e)         Registrant's By-laws, as amended.(6)

   4(a) Credit Agreement dated as of September 1, 1994, between Material Sciences Corporation and Bank of America Illinois.(5)

   4(b) First Amendment to Credit Agreement dated as of September 5, 1995, by and between Material Sciences Corporation and Bank of America Illinois.(10)

   4(c) Money Market Demand Note (Fixed and Floating Rate Corporation) dated December 20, 1995 executed by Material Sciences Corporation in favor of The Northern Trust Company in the aggregate principal amount of $25,000,000.(10)

   4(d) Note Agreement, dated as of February 15, 1997, by and among the Registrant and the purchasers described on Schedule I attached thereto.

  Exhibit
  Number        Description of Exhibit
  ------        ----------------------

   4(e) Rights Agreement, dated as of June 20, 1996, between Material Sciences Corporation and Chase Mellon Shareholder Services, L.L.C. as Rights Agent.(9)

                There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

   10(a)        Material Sciences Corporation Stock Purchase Plan.(1)

   10(b)        Material Sciences Corporation Supplemental Pension Plan.(1)

   10(c)        Material Sciences Corporation Employee Stock Purchase Plan.(6)

   10(d) Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(6)

   10(e)        Material Sciences Corporation 1985 Stock Option Plan for
                Directors.(6)

   10(f) Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(11)

   10(g) Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(6)

   10(h)        Material Sciences Corporation 1991 Stock Option Plan for
                Directors.(6)

   10(i)        Material Sciences Corporation Directors Deferred Compensation
                Plan.(6)

   10(j) Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(12)

   10(k) Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(6)

  Exhibit
  Number        Description of Exhibit
  ------        ----------------------

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

  Exhibit
  Number        Description of Exhibit
  ------        ----------------------

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

   10(w) Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(7)

   10(x) Supplemental Retirement Agreement dated as of December 28, 1992 between Material Sciences Corporation and William H. Vrba.(8)

   10(y) Letter Agreement dated as of May 8, 1991 between Material Sciences Corporation and William H. Vrba.(8)

   10(z) Severance Benefits Agreement, dated October 22, 1996 between Material Sciences Corporation and James J. Waclawik, Sr.

    11          Computation of net income per share.

    21          Subsidiaries of the Registrant.

    23          Consent of Arthur Andersen LLP.

    27          Financial Data Schedule.(13)

--------------
  (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.

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

  (5) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1994 (File No. 1-8803).

  (6) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991 (File No. 1-8803).

  (7) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 29, 1992 (File No. 1-8803).

  (8) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1993 (File No. 1-8803).

  (9) Incorporated by reference to the Registrant's Form 8-A filed on June 25, 1996 (File No. 1-8803).

  (10) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 29, 1996 (File No. 1-8803).

  (11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.

  (12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.

  (13) Appears only in the electronic filing of this report with the Securities and Exchange Commission.

        (d) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter.


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                     --------------------------------------

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

                              MATERIAL SCIENCES CORPORATION

                              By: /s/  Gerald G. Nadig
                                 ---------------------
                                 Gerald G. Nadig
                                 President and Chief Executive Officer

Date:  May 23, 1997

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on May 23, 1997.

         Signature                                  Title
         ---------                                  -----

/s/ Gerald G. Nadig          President and Chief Executive Officer and Director
---------------------------  (Principal Executive Officer)
 Gerald G. Nadig

/s/ James J. Waclawik, Sr.   Vice President, Chief Financial Officer, and
---------------------------  Secretary
 James J. Waclawik, Sr.      (Principal Financial Officer)

/s/ David J. DeNeve          Controller
---------------------------  (Principal Accounting Officer)
 David J. DeNeve

/s/ Jerome B. Cohen          Director
---------------------------
 Jerome B. Cohen

/s/ Roxanne J. Decyk         Director
---------------------------
 Roxanne J. Decyk

/s/ Eugene W. Emmerich       Director
---------------------------
 Eugene W. Emmerich

/s/ G. Robert Evans          Chairman of the Board and Director
---------------------------
 G. Robert Evans

/s/ E. F. Heizer, Jr.        Director
---------------------------
 E. F. Heizer, Jr.

/s/ J. Frank Leach           Director
---------------------------
 J. Frank Leach

/s/ Irwin P. Pochter         Director
---------------------------
 Irwin P. Pochter


                                 EXHIBIT INDEX

                         MATERIAL SCIENCES CORPORATION

                          ANNUAL REPORT ON FORM 10-K

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
--------  --------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(a)  FINANCIAL STATEMENTS AND SCHEDULES OF THE COMPANY

       I    Financial Statements of the Company
            -----------------------------------

            (i) Consolidated Statements of Income for the years ended February 28 or 29, 1997, 1996, and 1995
            (ii) Consolidated Balance Sheets -February 28, 1997 and February 29, 1996
            (iii) Consolidated Statements of Cash Flows for the years ended February 28 or 29, 1997, 1996, and 1995
            (iv)   Notes to Consolidated Financial Statements
            (v)    Report of Independent Public Accountants

       II   Supplemental Schedule
            ---------------------

            (i) Report of Independent Public Accountants with respect to Supplemental Schedule to the Financial Statements
            (ii) Schedule II - Reserve for Receivable Allowances and Deferred Tax Asset Valuation Allowance

  All other schedules have been omitted, since the required information is not significant, is included in the financial statements or the notes thereto, or is not applicable.

                              MATERIAL SCIENCES CORPORATION

                                ANNUAL REPORT ON FORM 10-K

                                    INDEX TO EXHIBITS


                                                                    Sequentially
           Exhibit                                                    Numbered
           Number                   Description of Exhibit             Page*
           -------                  ----------------------             -----

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

                                                             Sequentially
     Exhibit                                                   Numbered
     Number               Description of Exhibit                 Page*
     -------              ----------------------                 -----

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

      3(a)         Registrant's Certificate of
                   Incorporation, as amended.(1)

      3(b)         Amendment to Registrant's
                   Certificate of Incorporation.(2)

      3(c)         Amendment to Registrant's
                   Certificate of Incorporation.(4)

      3(d)         Certificate of Designation,
                   Preferences and Rights of Series B
                   Junior Participating Preferred
                   Stock.(9)

      3(e)         Registrant's By-laws, as amended.(6)

      4(a)         Credit Agreement dated as of
                   September 1, 1994 between Material
                   Sciences Corporation and Bank of
                   America Illinois.(5)

      4(b)         First Amendment to Credit Agreement
                   dated as of September 25, 1995 by
                   and between Material Sciences
                   Corporation and Bank of America
                   Illinois.(10)


                                                                  Sequentially
Exhibit                                                             Numbered
Number                    Description of Exhibit                      Page*
------                    ----------------------                      -----

4(c)              Money Market Demand Note (Fixed and
                  Floating Rate Corporation) dated
                  December 20, 1995 executed by
                  Material Sciences Corporation in
                  favor of The Northern Trust Company
                  in the aggregate principal amount of
                  $25,000,000.(10)

4(d)              Note Agreement, dated as of February
                  15, 1997, by and among the
                  Registrant and the purchasers
                  described on Schedule I attached
                  thereto.

4(e)              Rights Agreement, dated as of June
                  20, 1996, between Material Sciences
                  Corporation and Chase Mellon
                  Shareholder Services, L.L.C. as
                  Rights Agent.(9)

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

10(b)             Material Sciences Corporation
                  Supplemental Pension Plan.(1)

10(c)             Material Sciences Corporation
                  Employee Stock Purchase Plan.(6)

10(d)             Material Sciences Corporation 1985
                  Stock Option Plan for Key
                  Employees.(6)

10(e)             Material Sciences Corporation 1985
                  Stock Option Plan for Directors.(6)

10(f)             Material Sciences Corporation 1992
                  Omnibus Stock Awards Plan for Key
                  Employees. (11)

                                                                 Sequentially
       Exhibit                                                     Numbered
        Number                 Description of Exhibit                Page*
       -------                 ----------------------                -----

        10(g)           Employment Agreement effective
                        February 27, 1991, between Material
                        Sciences Corporation and
                        G. Robert Evans.(6)

        10(h)           Material Sciences Corporation 1991
                        Stock Option Plan for Directors.(6)

        10(i)           Material Sciences Corporation
                        Directors Deferred Compensation
                        Plan.(6)

        10(j)           Material Sciences Corporation 1996
                        Stock Option Plan for Non-Employee
                        Directors.(12)

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

                                                                    Sequentially
          Exhibit                                                     Numbered
          Number               Description of Exhibit                  Page*
          -------              ----------------------                  ----

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

                                                                    Sequentially
          Exhibit                                                     Numbered
          Number                    Description of Exhibit             Page*
          -------                   ----------------------             ----

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

           10(v)             Form of Standstill Agreement dated
                             as of        January 29, 1986, among
                             Material Sciences Corporation,
                             Richard L. Burns and Joyce Burns.(6)

           10(w)             Form of Indemnification Agreement
                             between Material Sciences
                             Corporation and each of its officers
                             and directors.(7)

           10(x)             Supplemental Retirement Agreement
                             dated as of December 28, 1992
                             between Material Sciences
                             Corporation and William H. Vrba.(8)

           10(y)             Letter Agreement dated as of May 8,
                             1991 between Material Sciences
                             Corporation and William H. Vrba.(8)

           10(z)             Severance Benefits Agreement, dated
                             October 22, 1996 between Material
                             Sciences Corporation and James J.
                             Waclawik, Sr.

            11               Computation of net income per share.

            21               Subsidiaries of the Registrant.

                                                              Sequentially
          Exhibit                                               Numbered
          Number           Description of Exhibit                 Page*
          -------          ----------------------                 -----


            23            Consent of Arthur Andersen LLP.


            27            Financial Data Schedule.(13)

        -------------------------------

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

            (5) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1994 (File No. 1-8803).

            (6) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991 (File No. 1-8803).

            (7) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 29, 1992 (File No. 1-8803).

            (8) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1993 (File No. 1-8803).

            (9) Incorporated by reference to the Registrant's Form 8-A filed on June 25, 1996 (File No. 1-8803).

           (10) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 29, 1996 (File No. 1-8803).

           (11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.

           (12) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.

           (13) Appears only in the electronic filing of this report with the Securities and Exchange Commission.

                         MATERIAL SCIENCES CORPORATION

                             Supplemental Schedule

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     WITH RESPECT TO SUPPLEMENTAL SCHEDULE
                          TO THE FINANCIAL STATEMENTS



To the Shareowners and Board of Directors of Material Sciences Corporation:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Material Sciences Corporation 1997 Annual Report to Shareowners included in this Form 10-K, and have issued our report thereon dated April 29, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The supplemental financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                         /s/ ARTHUR ANDERSEN LLP

                                         ARTHUR ANDERSEN LLP

Chicago, Illinois
April 29, 1997

                                  SCHEDULE II


                 MATERIAL SCIENCES CORPORATION AND SUBSIDIARIES


  RESERVE FOR RECEIVABLE ALLOWANCES AND DEFERRED TAX ASSET VALUATION ALLOWANCE
                                 (in thousands)

                                                     Additions
                                      ---------------------------------------
                          Balance at  Charged to  Charged   Reclassifications  Deductions  Balance at
                          beginning   costs and   to other         and            from       end of
                           of year     expense    accounts     Acquisition      reserve       year
                        ------------  ----------  --------  -----------------  ----------  ----------

          1995
-----------------------

Receivable Allowances      $3,502       $4,123     $    -        $    -          $3,997      $3,628

Deferred Tax Asset
   Valuation Allowance      1,620            -          -             -           1,620           -
                           ------       ------     ------        ------          ------      ------

Total                      $5,122       $4,123     $    -        $    -          $5,617      $3,628
                           ======       ======     ======        ======          ======      ======

1996
------------------------

Receivable Allowances      $3,628       $6,612     $    -        $1,934          $7,767      $4,407
                           ======       ======     ======        ======          ======      ======

1997
------------------------

Receivable Allowances      $4,407       $4,132     $    -        $    -          $6,268      $2,271
                           ======       ======     ======        ======          ======      ======

The activity in the Receivable Allowances account includes the Company's bad debt, claim, and scrap allowance.