Form 10-Q
period 1997-05-31
MATERIAL SCIENCES CORP
filed 1997-07-10
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1997
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

As of July 9, 1997, there were outstanding 15,328,800 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For The Quarter Ended May 31, 1997


                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

     (a)  Financial statements of Material Sciences Corporation and Subsidiaries

     (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                          Three Months Ended
                                                                May 31,
(In thousands, except per share data)                      1997        1996
-------------------------------------------               -------     -------
Net Sales (1)                                             $73,096     $68,884
Cost of Sales                                              55,505      51,375
                                                          -------     -------
Gross Profit                                              $17,591     $17,509
Selling, General and Administrative
 Expenses                                                  13,202      11,464
                                                          -------     -------
Income from Operations                                    $ 4,389     $ 6,045
                                                          -------     -------
Other (Income) and Expense:
 Interest Income                                          $   (29)    $   (66)
 Interest Expense                                           1,013          --
 Equity in Results of Partnership                            (502)       (114)
 Other, Net                                                  (260)       (229)
                                                          -------     -------
  Total Other (Income) and Expense, Net                   $   222     $  (409)
                                                          -------     -------
Income Before Income Taxes                                $ 4,167     $ 6,454

Income Taxes                                                1,605       2,485
                                                          -------     -------
Net Income                                                $ 2,562     $ 3,969
                                                          =======     =======

Net Income Per Commmon and Common
 Equivalent Share                                         $  0.17     $  0.26
                                                          =======     =======
Weighted Average Number of Common and
 Common Equivalent Shares Outstanding                      15,475      15,545
                                                          =======     =======


       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries




                                                May 31,             February 28,
                                                 1997                   1997
(In thousands)                                 Unaudited               Audited
--------------------------------------------------------------------------------
Assets:
 Current Assets:
  Cash and Cash Equivalents                    $   2,033            $   2,116
  Receivables:
   Trade, Less Reserves of $2,618 and $2,271
    Respectively (2)                              37,778               35,944
   Current Portion of Partnership Note               786                  767
   Income Taxes                                        -                1,249
  Prepaid Expenses                                 3,659                2,791
  Inventories                                     31,921               30,952
  Prepaid Taxes                                    1,186                1,186
                                               ---------            ---------
   Total Current Assets                        $  77,363            $  75,005
                                               ---------            ---------

 Gross Property, Plant and Equipment           $ 250,537            $ 242,340
 Accumulated Depreciation and Amortization       (92,299)             (87,954)
                                               ---------            ---------
   Net Property, Plant and Equipment           $ 158,238            $ 154,386
                                               ---------            ---------
 Other Assets:
  Investment in Partnership                    $  11,806            $  10,759
  Partnership Note Receivable, Less Current
   Portion                                           374                  374
  Intangible Assets, Net                          12,524               12,837
  Other                                              680                  728
                                               ---------            ---------
   Total Other Assets                          $  25,384            $  24,698
                                               ---------            ---------
   Total Assets                                $ 260,985            $ 254,089
                                               =========            =========

Liabilities:
 Current Liabilities:
  Current Portion of Long-Term Debt            $   3,800            $   3,750
  Accounts Payable                                22,030               24,092
  Accrued Payroll Related Expenses                 6,591                9,838
  Accrued Expenses                                 6,859                6,171
                                               ---------            ---------
   Total Current Liabilities                   $  39,280            $  43,851
                                               ---------            ---------

 Long-Term Liabilities:
  Deferred Income Taxes                        $  11,350            $  11,392
  Long-Term Debt, Less Current Portion            63,871               54,761
  Accrued Superfund Liability                      4,071                4,071
  Other                                            6,717                6,641
                                               ---------            ---------
   Total Long-Term Liabilities                 $  86,009            $  76,865
                                               ---------            ---------

Shareowners' Equity:
 Preferred Stock (3)                           $       -            $       -
 Common Stock (4)                                    326                  325
 Additional Paid-In Capital                       50,929               50,142
 Treasury Stock at Cost (5)                       (8,545)              (7,518)
 Retained Earnings                                92,986               90,424
                                               ---------            ---------
   Total Shareowners' Equity                   $ 135,696            $ 133,373
                                               ---------            ---------
   Total Liabilities and Shareowners' Equity   $ 260,985            $ 254,089
                                               =========            =========


       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                                                         Three Months Ended
                                                                                                              May 31,
(In thousands)                                                                                         1997              1996
-----------------------------------------------------------------                                    --------          --------
Cash Flows From:
Operating Activities:                                                                                $  2,562          $  3,969
Net Income
Adjustments to Reconcile Net Income to Net Cash Used in
  Operating Activities:
  Depreciation and Amortization                                                                         4,680             3,663
  Benefit for Deferred Income Taxes                                                                       (42)              (74)
  Compensatory Effect of Stock Plans                                                                       83               150
  Other, Net                                                                                             (504)             (114)
                                                                                                     --------          --------
   Operating Cash Flow Prior to Changes in Assets and Liabilities                                    $  6,779          $  7,594
                                                                                                     --------          --------
Changes in Assets and Liabilities:
  Receivables                                                                                        $ (1,853)         $ (3,734)
  Income Taxes Receivable                                                                               1,249             1,398
  Prepaid Expenses                                                                                       (868)             (339)
  Inventories                                                                                            (969)           (2,172)
  Accounts Payable                                                                                     (2,062)           (1,065)
  Accrued Expenses                                                                                     (2,559)           (3,276)
  Other, Net                                                                                               54              (244)
                                                                                                     --------          --------
   Cash Flow from Changes in Assets and Liabilities                                                  $ (7,008)         $ (9,432)
                                                                                                     --------          --------
     Net Cash Used in Operating Activities                                                           $   (229)         $ (1,838)
                                                                                                     --------          --------
Investing Activities:
Capital Expenditures, Net                                                                            $ (8,195)         $(12,441)
Acquisition, Net of Cash Acquired                                                                           -            (2,489)
Investment in Partnership                                                                                (545)             (205)
Other Long-Term Assets                                                                                     48               170
                                                                                                     --------          --------
     Net Cash Used in Investing Activities                                                           $ (8,692)         $(14,965)
                                                                                                     --------          --------
Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                                                        $(10,100)         $ 17,200
Proceeds from Senior Notes                                                                             20,000                 -
Payments to Settle Debt                                                                                  (740)             (440)
Purchase of Treasury Stock                                                                             (1,027)                -
Sale of Common Stock                                                                                      705               576
                                                                                                     --------          --------
     Net Cash Provided by Financing Activities                                                       $  8,838          $ 17,336
                                                                                                     --------          --------

Net Increase (Decrease) in Cash                                                                      $    (83)         $    533
Cash and Cash Equivalents at Beginning of Period                                                        2,116             3,379
                                                                                                     --------          --------
Cash and Cash Equivalents at End of Period                                                              2,033             3,912
                                                                                                     ========         =========
Supplemental Cash Flow Disclosures:
  Subordinated Convertible Notes Issued for Acquisition                                              $      -          $  1,500
  Cash Portion of Acquisition and Related Costs                                                             -             2,489
                                                                                                     --------          --------
  Total Consideration Paid for Acquisition                                                           $      -          $  3,989
                                                                                                     ========         =========

The Changes in Assets and Liabilities above for the quarter ended May 31, 1996, are net of assets and liabilities acquired.

The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION

The data for the three months ended May 31, 1997 and 1996 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1997 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1998 presentation.

(1) During the three month periods ending May 31, 1997 and 1996, the Company derived approximately 20.3% and 22.0%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $827 at May 31, 1997 and $2,256 at February 28, 1997.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 20,000,000 Shares Authorized; 16,303,898 Shares Issued and 15,324,250 Shares Outstanding at May 31, 1997 and 16,256,132 Shares Issued and 15,339,384 Shares Outstanding at February 28, 1997.

(5) Treasury Stock at Cost; 979,648 Shares at May 31, 1997 and 916,748 Shares at February 28, 1997.

Summarized Income Statement Information (Unaudited)
Walbridge Coatings, An Illinois Partnership

                                                    Three Months Ended
                                                          May 31,
(In thousands)                                       1997        1996
-----------------------------------                  ----        ----
Net Revenues                                        $18,335    $18,066

Gross Profit                                          1,623        817

Income from Operations                                  871        187

Net Income (Loss)                                       682       (169)


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

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended May 31, 1997

                         PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands)

Material Sciences Corporation ("MSC" or "Company") operates in one business segment comprised of the following four product groups: laminates and composites, specialty films, coil coating, and electrogalvanizing. The following table provides a summary of net sales and the percent of net sales of MSC's product groups.


Net Sales Summary                                  Quarter Ended May 31,
-------------------------                ---------------------------------------
                                               1997                  1996
                                         -----------------     -----------------
Product Group:                           Dollars   Percent     Dollars   Percent
                                         -------   -------     -------   -------

  Laminates and Composites               $17,086     23.4%     $15,458     22.5%
  Specialty Films                         11,410     15.6%      10,149     14.7%
  Coil Coating                            29,727     40.7%      28,114     40.8%
  Electrogalvanizing                      14,873     20.3%      15,163     22.0%
                                         -------   -------     -------   -------
                                         $73,096    100.0%     $68,884    100.0%
                                         =======   =======     =======   =======


RESULTS OF OPERATIONS
---------------------

Net Sales

Net sales in the first quarter of fiscal 1998 increased 6.1% over the same period last year. Sales of laminates and composites increased by 10.5%; specialty films 12.4%; and coil coating 5.7%. Electrogalvanizing sales decreased by 1.9% compared to last fiscal year.

Laminates and Composites

During the first quarter of fiscal 1998, laminates and composites sales increased 10.5% over the same quarter last year. Higher sales of disc brake noise damper material for the replacement and original equipment manufacturer ("OEM") markets and a higher demand for Polycore Composites(R) in both the computer and automotive markets were the major contributors to the growth. Specular+(R) sales declined in the first quarter compared to prior year, as a result of a general market softness.

Specialty Films

Sales of specialty films products increased 12.4% in the first three months of this year compared to the same period last year. Strong sales gains in high performance solar control window film for the automotive market and clear safety and security window film for the building market were the main reasons for the increase. In addition, the emerging industrial films area of the business increased significantly due to shipments of sputter coated films used in photoreceptor copier belts and computer-to-plate direct imaging materials for the printing industry.

Coil Coating

Coil coating sales during the first quarter of fiscal 1998 grew 5.7% over the same quarter last year. Significant increases in shipments to the transportation and appliance markets contributed to the higher sales. These gains were offset by weather-related declines to the swimming pool, building product, and lighting fixture markets. During the first quarter, the new, high-speed coil coating line in Elk Grove Village, Illinois, was commissioned which will increase production capacity, as well as improve the Company's ability to compete as a low cost producer in current and new markets.

Electrogalvanizing

MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("Bethlehem"), and Inland Steel Industries, Inc. ("Inland"). MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Bethlehem and Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 20.3% and 22.0% of the Company's net sales in the first three months of fiscal 1998 and 1997, respectively. The profitability for operating the facility was comparable to the Company's overall operating results. Under the equity method of accounting, the Company includes its portion of the Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement. The Company's potential alternatives upon expiration of the Partnership term in June 1998 include, among other things, extension of the Partnership, purchase of the facility, or sale of the facility. The partners are actively discussing the various alternatives. The Company believes its investment in the partnership is realizable.

MCS's electrogalvanizing sales in the first quarter of fiscal 1998 decreased 1.9% over the first quarter last year. Electrogalvanizing volume declined 2.9% to 122,480 tons for the three months ended May 31, 1997, from the 126,186 tons reported in the prior fiscal year period. The decrease in sales and volume was the result of a change in the product mix and an increase in third party sales (to customers other than Bethlehem and Inland) for the first three months of this year as compared to the prior year.

The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at 76% and 24%, respectively. During the first three months of fiscal 1998, Inland utilized 18.2% of available production line time rather than its full 24% share. Bethlehem and other customers utilized this additional available line time. In fiscal 1998, the Company expects more production line time will be utilized by customers other than Bethlehem and Inland. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 24% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could eventually be replaced by additional volume from Bethlehem and other customers.

Gross Profit

The Company's gross profit margin was 24.1% in the first quarter of fiscal 1998 as compared to 25.4% in the same period last year. The decrease in gross profit margin for the quarter was primarily due to changes in the product mix, underabsorption of production costs, and inefficiencies and start-up expenses associated with the new coil coating line in Elk Grove Village, Illinois.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were 18.1% of sales in the first quarter of fiscal 1998 as compared to 16.6% of sales for the same period last fiscal year. The increase in SG&A was largely due to approximately $500 of one-time expenses during the first quarter incurred for the investigation of previously announced accounting irregularities. In addition, SG&A was affected by the Company's continued expansion of its distribution network and marketing programs within specialty films, as well as ongoing strategic marketing efforts.

Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net was expense of $222 in the first three months of fiscal 1998 compared to income of $409 for the first quarter of fiscal 1997. The increase in expense was attributable to an increase in interest expense due to less capitalized interest, higher debt levels, and fixed interest rates that are higher than actual fiscal 1997 variable interest rates. Partially offsetting the increase in interest expense was an increase in equity in results of partnership due to MSC receiving the profit allocation on third party sales. MSC's effective income tax rate was approximately 38.5% during the first quarter of fiscal 1998 and fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of fiscal 1998, MSC utilized $229 of cash from operating activities compared to $1,838 in the first quarter last year. The decrease in cash utilization is due mainly to higher depreciation and amortization and improvements in working capital as compared to the prior year, offset, in part by lower net income.

For the three months ended May 31, 1997, MSC invested $8,195 in capital improvement projects compared with $12,441 in the same period last fiscal year. The prior fiscal quarter included higher spending for the new coil coating facility in Elk Grove Village, Illinois, versus this year's first quarter. In addition, investments in the new coating and laminating line under construction at the San Diego, California facility were made during the first three months of this fiscal year.

Total debt for MSC increased at May 31, 1997, to $67,671 from $58,511 at fiscal year end due mainly to capital investments and the Company's stock repurchase program. During the first quarter of fiscal 1998, the Company purchased 62,900 shares of treasury stock at an average price of $16.33 per share. As of May 31, 1997, the Company maintains three unsecured lines of credit totaling $75,000. There was $4,900 outstanding under these lines of credit as of May 31, 1997, versus $15,000 as of February 28, 1997. The Company has executed letters of credit totaling $4,740 against these lines leaving available lines of credit of $65,360 at May 31, 1997. On February 15, 1997, MSC authorized the issuance and sale of $50,000 Senior Notes ("Notes"). As of May 31, 1997, the Notes were issued and funded. The Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.

On May 12, 1997, a subsidiary of the Company signed a letter of intent to purchase designated assets of a specialty films distribution business in Australia. The Company hopes to finalize the purchase by July 14, 1997. It is expected that incremental debt will not be incurred to purchase the facility.

On June 17, 1997, the Company announced the signing of a letter of intent to acquire certain assets of Pinole Point Steel Company and Colorstrip, Inc. Located in San Francisco, California, Pinole Point operates a hot-dip galvanizing line, while Colorstrip produces prepainted metal on its coil coating line. The transaction is subject to completion of satisfactory due diligence and negotiation and execution of definitive agreements. There can be no assurance that definitive agreements will be executed or that the transaction will be consummated.

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

The Company has a capital lease obligation, which was $4,862 as of May 31, 1997, relating to a facility which the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $1,875) of $3,750 in Partnership financing loans from third parties at May 31, 1997.

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Form 10-K for the fiscal year ended February 28, 1997.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended May 31, 1997



                          PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) 27    Financial Data Schedule

     (b)       Reports on Form 8-K

               On April 7, 1997, the Company filed a Form 8-K regarding the press release announcing the discovery of accounting irregularities and overstatement of earnings.

               On April 30, 1997, the Company filed a Form 8-K regarding the press release announcing the results of operations for fiscal 1997 and changes in management as of May 1, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 9th day of July, 1997.

                                       MATERIAL SCIENCES CORPORATION

                                         By: /s/ Gerald G. Nadig
                                             --------------------------
                                                 Gerald G. Nadig
                                                 President and Chief
                                                 Executive Officer


                                         By: /s/ James J. Waclawik, Sr.
                                             --------------------------
                                                 James J. Waclawik, Sr.
                                                 Vice President,
                                                 Chief Financial Officer,
                                                 and Secretary

                         MATERIAL SCIENCES CORPORATION

                         Quarterly Report on Form 10-Q


                               Index to Exhibits


                                                       Sequentially
Exhibit Number    Description of Exhibit               Numbered Page
--------------    ----------------------               -------------

     27           Financial Data Schedule (1)


(1) Appears only in the electronic filing of this report with the Securities and Exchange Commission.