Form 10-Q
period 1997-08-31
MATERIAL SCIENCES CORP
filed 1997-10-10
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1997
                         Commission File Number 1-8803


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


Yes   ___X___       No______


As of October 8, 1997, there were outstanding 15,350,855 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For The Quarter Ended August 31, 1997



                        PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------

 (a) Financial statements of Material Sciences Corporation and Subsidiaries

 (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries



                                                Three Months Ended                       Six Months Ended
                                                    August 31,                               August 31,
(In thousands, except per share data)        1997                1996                 1997              1996
------------------------------------------ --------            --------             --------          --------
Net Sales (1)                              $ 70,541            $ 70,420             $143,637          $139,304
Cost of Sales                                53,757              51,137              109,262           102,512
                                           --------            --------             --------          --------
Gross Profit                               $ 16,784            $ 19,283             $ 34,375          $ 36,792
Selling, General and Administrative
  Expenses                                   12,937              11,934               26,139            23,398
                                           --------            --------             --------          --------
Income from Operations                     $  3,847            $  7,349             $  8,236          $ 13,394
                                           --------            --------             --------          --------
Other (Income) and Expense:
   Interest Income                         $    (46)           $    (69)            $    (75)         $   (135)
   Interest Expense                           1,045                 142                2,058               142
   Equity in Results of Partnership             344                 595                 (158)              481
   Other, Net                                  (267)               (227)                (527)             (456)
                                           --------            --------             --------          --------
     Total Other Expense, Net              $  1,076            $    441             $  1,298          $     32
                                           --------            --------             --------          --------
Income Before Income Taxes                 $  2,771            $  6,908             $  6,938          $ 13,362
Income Taxes                                  1,067               2,660                2,672             5,145
                                           --------            --------             --------          --------
Net Income                                 $  1,704            $  4,248             $  4,266          $  8,217
                                           ========            ========             ========          ========

Net Income Per Common and Common
  Equivalent Share                         $   0.11            $   0.27             $   0.28          $   0.53
                                           ========            ========             ========          ========
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding       15,485              15,620               15,461            15,586
                                           ========            ========             ========          ========

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                           August 31,    February 28,
                                                                              1997           1997
(In thousands)                                                             Unaudited       Audited
-----------------------------------------------------------------------    ----------    ------------
Assets:
    Current Assets:
        Cash and Cash Equivalents                                           $  1,946       $  2,116
        Receivables:
            Trade, Less Reserves of $2,556 and $2,271, Respectively (2)       35,087         35,944
            Current Portion of Partnership Note                                  761            767
            Income Taxes                                                       1,123          1,249
        Prepaid Expenses                                                       3,978          2,791
        Inventories                                                           35,248         30,952
        Prepaid Taxes                                                          1,186          1,186
                                                                            --------       --------
            Total Current Assets                                            $ 79,329       $ 75,005
                                                                            --------       --------
    Gross Property, Plant and Equipment                                     $255,392       $242,340
    Accumulated Depreciation and Amortization                                (96,638)       (87,954)
                                                                            --------       --------
            Net Property, Plant and Equipment                               $158,754       $154,386
                                                                            --------       --------
    Other Assets:
        Investment in Partnership                                           $ 10,921       $ 10,759
        Partnership Note Receivable, Less Current Portion                          -            374
        Intangible Assets, Net                                                13,869         12,837
        Other                                                                    482            728
                                                                            --------       --------
            Total Other Assets                                              $ 25,272       $ 24,698
                                                                            --------       --------
            Total Assets                                                    $263,355       $254,089
                                                                            ========       ========
Liabilities:
    Current Liabilities:
        Current Portion of Long-Term Debt                                   $  4,089       $  3,750
        Accounts Payable                                                      22,300         24,092
        Accrued Payroll Related Expenses                                       7,750          9,838
        Accrued Expenses                                                       6,602          6,171
                                                                            --------       --------
            Total Current Liabilities                                       $ 40,741       $ 43,851
                                                                            --------       --------
    Long-Term Liabilities:
        Deferred Income Taxes                                               $ 11,323       $ 11,392
        Long-Term Debt, Less Current Portion                                  63,047         54,761
        Accrued Superfund Liability                                            4,026          4,071
        Other                                                                  6,822          6,641
                                                                            --------       --------
            Total Long-Term Liabilities                                     $ 85,218       $ 76,865
                                                                            --------       --------
Shareowners' Equity:
    Preferred Stock (3)                                                     $      -       $      -
    Common Stock (4)                                                             326            325
    Additional Paid-In Capital                                                50,925         50,142
    Treasury Stock at Cost (5)                                                (8,545)        (7,518)
    Retained Earnings                                                         94,690         90,424
                                                                            --------       --------
            Total Shareowners' Equity                                       $137,396       $133,373
                                                                            --------       --------
            Total Liabilities and Shareowners' Equity                       $263,355       $254,089
                                                                            ========       ========

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                           Three Months Ended       Six Months Ended
                                                                               August 31,              August 31,
(In thousands)                                                              1997        1996        1997        1996
----------------------------------------------------------------------    --------    --------    --------    --------
Cash Flows From:
Operating Activities:
Net Income                                                                $  1,704    $  4,248    $  4,266    $  8,217
Adjustments to Reconcile Net Income to Net Cash Used in
    Operating Activities:
    Depreciation and Amortization                                            4,688       3,801       9,368       7,464
    Benefit for Deferred Income Taxes                                          (27)        (74)        (69)       (148)
    Compensatory Effect of Stock Plans                                         (52)        130          31         280
    Other, Net                                                                 344         595        (160)        481
                                                                          --------    --------    --------    --------
        Operating Cash Flow Prior to Changes in Assets and Liabilities    $  6,657    $  8,700    $ 13,436    $ 16,294
                                                                          --------    --------    --------    --------
Changes in Assets and Liabilities:
    Receivables                                                           $  1,633    $ (2,312)   $   (220)   $ (6,046)
    Income Taxes Receivable                                                 (1,123)       (673)        126         725
    Prepaid Expenses                                                          (278)        245      (1,146)        (94)
    Inventories                                                             (1,633)         47      (2,602)     (2,125)
    Accounts Payable                                                           196        (250)     (1,866)     (1,315)
    Accrued Expenses                                                           808       1,141      (1,751)     (2,135)
    Other, Net                                                                  48         180         102         (64)
                                                                          --------    --------    --------    --------
        Cash Flow from Changes in Assets and Liabilities                  $   (349)   $ (1,622)   $ (7,357)   $(11,054)
                                                                          --------    --------    --------    --------
            Net Cash Provided by Operating Activities                     $  6,308    $  7,078    $  6,079    $  5,240
                                                                          --------    --------    --------    --------
Investing Activities:
Capital Expenditures, Net                                                 $ (4,726)   $(14,051)   $(12,921)   $(26,492)
Acquisitions, Net of Cash Acquired                                          (1,129)          -      (1,129)     (2,489)
Investment in Partnership                                                     (459)       (672)     (1,004)       (877)
Distribution from Partnership                                                1,374         375       1,374         375
Other Long-Term Assets                                                         149         119         197         289
                                                                          --------    --------    --------    --------
            Net Cash Used in Investing Activities                         $ (4,791)   $(14,229)   $(13,483)   $(29,194)
                                                                          --------    --------    --------    --------
Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                             $ (1,200)   $  6,500    $(11,300)   $ 23,700
Proceeds from Senior Notes                                                       -           -      20,000           -
Payments to Settle Debt                                                       (452)       (404)     (1,192)       (844)
Purchase of Treasury Stock                                                       -           -      (1,027)          -
Sale of Common Stock                                                            48         100         753         676
                                                                          --------    --------    --------    --------
            Net Cash Provided by (Used in) Financing Activities           $ (1,604)   $  6,196    $  7,234    $ 23,532
                                                                          --------    --------    --------    --------
Net Decrease in Cash                                                      $    (87)   $   (955)   $   (170)   $   (422)
Cash and Cash Equivalents at Beginning of Period                             2,033       3,912       2,116       3,379
                                                                          --------    --------    --------    --------
Cash and Cash Equivalents at End of Period                                $  1,946    $  2,957    $  1,946    $  2,957
                                                                          ========    ========    ========    ========
Supplemental Cash Flow Disclosures:
    Subordinated Notes Issued for Acquisitions                            $  1,117    $      -    $  1,117    $  1,500
    Cash Portion of Acquisitions and Related Costs                           1,129           -       1,129       2,489
                                                                          --------    --------    --------    --------
    Total Consideration Paid for Acquisitions                             $  2,246    $      -    $  2,246    $  3,989
                                                                          ========    ========    ========    ========

The Changes in Assets and Liabilities above for the three months and six months ended August 31, 1997, are net of assets and liabilities acquired.

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION



The data for the three and six months ended August 31, 1997 and 1996 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1997 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1998 presentation.

(1) During the six month periods ending August 31, 1997 and 1996, the Company derived approximately 20.4% and 20.9%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $2,596 at August 31, 1997 and $2,256 at February 28, 1997.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 16,282,048 Shares Issued and 15,302,400 Shares Outstanding at August 31, 1997 and 16,256,132 Shares Issued and 15,339,384 Shares Outstanding at February 28, 1997.

(5) Treasury Stock at Cost; 979,648 Shares at August 31, 1997 and 916,748 Shares at February 28, 1997.

(6) During the second quarter of fiscal 1998, the Company purchased designated assets of a specialty films distribution business in Australia and the remaining 51% interest of a joint venture in Singapore. Consideration for the purchases, including transaction costs, was $1,117 in subordinated notes ("Notes") and $1,129 in cash. The Notes bear interest at a rate of 9% per annum. The notes mature in three equal installments with the first Note becoming due annually beginning on July 19, 1998. The acquisitions have been accounted for under the purchase method of accounting.

Summarized Income Statement Information (Unaudited)
Walbridge Coatings, An Illinois Partnership

                                   Three Months Ended           Six Months Ended
                                       August 31,                  August 31,
(In thousands)                     1997          1996          1997          1996
----------------------------    ----------    ----------    ----------    ----------
Net Revenues                     $16,656       $16,317       $34,991       $34,383

Gross Profit                         141           342         1,764         1,159

Income (Loss) from Operations       (499)         (279)          372           (92)

Net Income (Loss)                   (637)         (552)           45          (721)


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

                     For the Quarter Ended August 31, 1997


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





Net Sales Summary                                Quarter Ended August 31,
---------------------          ------------------------------------------------------------
                                          1997                             1996
                               -------------------------       ----------------------------
Product Group:                    Dollars       Percent           Dollars          Percent
                               -----------      -------        ------------        --------
  Laminates and Composites      $ 14,747         20.9%          $ 17,021             24.2%
  Specialty Films                 11,608         16.5%            11,178             15.9%
  Coil Coating                    29,718         42.1%            28,332             40.2%
  Electrogalvanizing              14,468         20.5%            13,889             19.7%
                                --------        -----            -------            -----
                                $ 70,541        100.0%          $ 70,420            100.0%
                                ========        =====           ========            =====



                                                Six Months Ended August 31,
                               ------------------------------------------------------------
                                          1997                             1996
                               -------------------------       ----------------------------
Product Group:                   Dollars        Percent           Dollars          Percent
                               -----------      --------       ------------        --------

  Laminates and Composites      $ 31,833          22.2%         $ 32,479             23.3%
  Specialty Films                 23,018          16.0%           21,327             15.3%
  Coil Coating                    59,445          41.4%           56,446             40.5%
  Electrogalvanizing              29,341          20.4%           29,052             20.9%
                                --------         -----          --------            -----
                                $143,637         100.0%         $139,304            100.0%
                                ========         =====          ========            =====




RESULTS OF OPERATIONS
---------------------

Net Sales

Net sales in the second quarter of fiscal 1998 increased 0.2% over the same period last year. Sales of specialty films increased by 3.8%; coil coating 4.9%; and electrogalvanizing 4.2%. Laminates and composites sales decreased by 13.4% compared to last fiscal year's second quarter. For the six-month period ended August 31, 1997, sales were 3.1% higher than the first six months of last year. Sales of specialty films increased by 7.9%; coil coating 5.3%; and electrogalvanizing 1.0%. Laminates and composites sales decreased by 2.0% compared to the prior year's six months.

Laminates and Composites

Sales of laminates and composites products decreased 13.4% in the second quarter of fiscal 1998, as compared to the same quarter last year. The decrease was largely due to lower shipments of disc brake noise dampers to the replacement market, as well as a decrease in sales of Specular+(R). These shortfalls were offset, in part, by higher sales of Polycore Composites(R) to both the computer and appliance markets. On a six-month basis, sales in this product group decreased 2.0% for the same prior period. An overall softness in the reflective lighting market is the major contributor to the lower sales of Specular+ for the first half of the year, offset, in part, by higher demand for Polycore Composites in the appliance, automotive, and computer markets.

Specialty Films

During the second quarter of fiscal 1998, sales of specialty films increased 3.8% over the same period last year. For the first six months, specialty films sales increased 7.9%, as compared to the first six months of last fiscal year. For both periods, the increase was primarily due to higher sales of high performance solar control window film and shipments of sputter coated films for the imaging and printing industries. In addition, during the second quarter, the Company completed the acquisitions of a distribution business in Australia, as well as the remaining 51% interest of a joint venture in Singapore, further strengthening its position in this market.

Coil Coating

Coil coating sales during the second quarter of fiscal 1998 grew 4.9% over the same quarter last year. The major contributors to the growth were increases in sales to the transportation and building products markets, offset, in part, by lower sales to the swimming pool and appliance markets. For the six months ended August 31, 1997, sales were 5.3% higher than the same period last fiscal year. The increase in sales for the six-month period was due to an increase in the transportation and appliance markets, offset, in part, by lower sales to the swimming pool market.

Electrogalvanizing

MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation

("Bethlehem") and Inland Steel Industries, Inc. ("Inland"). MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Bethlehem and Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 20.4% and 20.9% of the Company's net sales in the first six months of fiscal 1998 and 1997, respectively. The profitability for operating the facility was comparable to the Company's overall operating results. Under the equity method of accounting, the Company includes its portion of the Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement. The Company's potential alternatives upon expiration of the Partnership term in June 1998 include, among other things, extension of the Partnership, purchase of the facility, or sale of the facility. The partners are actively discussing the various alternatives. The Company believes its investment in the Partnership is realizable.

MSC's electrogalvanizing sales in the second quarter of fiscal 1998 increased 4.2% over the second quarter last year even though volume declined 5.4% to 103,351 tons for the period. A shift in the product mix to higher value-added organically coated materials contributed to the increase in sales which more than offset the decline in volume. The volume reduction was primarily a result of the annual maintenance shutdown taking a planned two weeks as compared to one week in the prior year. For the six months of fiscal 1998, sales increased 1.0% and volume decreased 4.1% to 225,831 tons from 235,416 tons over the same period in the prior fiscal year. Again, the increase in sales and lower volume was due to a change in product mix, as well as the extended maintenance shutdown.

The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at 76% and 24%, respectively. During the first six months of fiscal 1998, Inland utilized 16.2% of available production line time rather than its full 24% share. Bethlehem and other customers utilized this additional available line time. In fiscal 1998, the Company expects more production line time will be utilized by customers other than Bethlehem and Inland. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 24% of available line time on a long-term basis. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could eventually be replaced by additional volume from Bethlehem and other customers.

Gross Profit

The Company's gross profit margin was 23.8% in the second quarter of fiscal 1998 as compared to 27.4% in the same period last year. For the first six months of fiscal 1998, gross profit margin was 23.9% versus 26.4% last year. The decrease in gross profit margin for the quarter and six months was primarily due to inefficiencies and start-up expenses associated with the new coil coating line in Elk Grove Village, Illinois, changes in the product mix, and underabsorption of production costs due to recent capacity additions in our coil coating, laminates and composites, and specialty films areas.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were 18.3% of sales in the second quarter of fiscal 1998 as compared to 16.9% of sales for the same period last fiscal year. For the six months ended August 31, 1997, SG&A expenses increased to 18.2% of sales from 16.8% of sales for the same period in fiscal 1997. For the second quarter, the increase in SG&A is largely due to an increase in powder coating development initiatives, as well as the acquisitions of the specialty films distribution business in Australia and the remaining interest in a joint venture in Singapore. On a year to date basis, SG&A was also affected by one-time expenses of approximately $500 incurred for the investigation of previously announced accounting irregularities, in addition to the Company's ongoing strategic marketing efforts.

Total Other Expense, Net and Income Taxes

Total other expense, net was $1,076 and $1,298 during the second quarter and first six months of fiscal 1998, respectively, versus $441 and $32 for the second quarter and first six months of fiscal 1997. The increase in expense was attributable to an increase in interest expense due to less capitalized interest, higher debt levels, and fixed interest rates that are higher than actual fiscal 1997 variable interest rates. The increase in interest expense was partially offset by an increase in equity in results of partnership due to the Company receiving the profit allocation on third party sales. MSC's effective income tax rate was approximately 38.5% during the second quarter and first six months of fiscal 1998 and fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the second quarter of fiscal 1998, MSC generated $6,308 of cash from operating activities compared to $7,078 in the second quarter last year. The decrease in cash generation is due mainly to lower net income, offset, in part, by higher depreciation and amortization and improvements in working capital as compared to last year. For the six months of fiscal 1998, operating activities generated $6,079 of cash versus $5,240 last year. The increase in cash utilization is due mainly to higher depreciation and amortization and improvements in working capital as compared to the prior year, offset, in part by lower net income.

MSC's capital expenditures during the second quarter and first six months of fiscal 1998 were $4,726 and $12,921, respectively, versus $14,051 and $26,492, respectively, last fiscal year. Included in the prior fiscal periods was higher spending for the new coil coating facility in Elk Grove Village, Illinois, versus this fiscal year. In the second quarter ended August 31, 1997, the Company purchased designated assets of a specialty films distribution business in Australia and the remaining interest in a joint venture in Singapore for $2,246 in cash and subordinated notes. On a year to date basis, investments were made in the construction of a new coating and laminating line at the San Diego, California facility which was commissioned during the second quarter of fiscal 1998.

MSC's total debt increased at August 31, 1997, to $67,136 from $58,511 at fiscal year end due mainly to capital investments, the Company's stock repurchase program, and the acquisitions of the distribution businesses for the specialty films area. As of August 31, 1997, the Company maintains three unsecured lines of credit totaling $75,000. There was $3,700 outstanding under these lines of credit as of August 31, 1997. The Company has executed letters of credit totaling $4,759 against these lines leaving available lines of credit of $66,541 at August 31,

1997. On February 15, 1997, MSC authorized the issuance and sale of $50,000 Senior Notes ("Notes"). As of May 31, 1997, the Notes were issued and funded. The Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.

The Company previously announced the signing of a letter of intent to acquire certain assets of Pinole Point Steel Company and Colorstrip, Inc., which have
now merged and are now known as Colorstrip, Inc.   Located in San Francisco,
California, the combined company operates a hot-dip galvanizing line and produces prepainted metal on its coil coating line. Although the term of the letter of intent has expired, the parties are continuing their discussions. Any transaction is subject to completion of satisfactory due diligence. There can be no assurance that definitive agreements will be executed or that the transaction will be consummated.

On April 9, 1997, a plaintiff claiming to represent a class of Material Sciences Corporation shareowners filed a complaint in the United States District Court for the Northern District of Illinois. The purported class includes shareowners who purchased MSC shares between April 18, 1996 and April 7, 1997 and who allegedly suffered injury as a result of the accounting irregularities announced on April 7, 1997. The plaintiff claims that the Company and certain of its officers violated the federal securities laws by making material misstatements in the Company's publicly filed financial reports. On August 25, 1997, a class action complaint was filed in the Circuit Court of Cook County, Illinois. The complaint claims the Company violated the Illinois Consumer Fraud and Deceptive Practices Act as a result of false, misleading and deceptive representations and omissions of material facts relating to the Company's financial position during the period April 18, 1996 to April 6, 1997. The amount of both claims are uncertain. The Company believes that the claims are without merit and intends to vigorously defend the lawsuits. However, there can be no assurance with respect to the outcome of the litigation. No amounts have been provided in the accompanying financial statements for these claims.

The Company has a capital lease obligation, which was $4,413 as of August 31, 1997, relating to a facility which the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $1,250) of $2,500 in Partnership financing loans from third parties at August 31, 1997.

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Form 10-K for the fiscal year ended February 28, 1997.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For the Quarter Ended August 31, 1997



                          PART II. OTHER INFORMATION




Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     On July 17, 1997, the Company held its Annual Meeting of Shareowners.

     Jerome B. Cohen, Roxanne J. Decyk, Eugene W. Emmerich, G. Robert Evans, E.
F. Heizer, Jr., J. Frank Leach, Gerald G. Nadig, Irwin P. Pochter, and Howard B. Witt, being nine nominees named in the Company's Proxy Statement, dated June 16, 1997, were elected at the Annual Meeting to serve as the Board of Directors by a majority vote of shareowners. No votes were cast for any other person. The details of the vote were as follows:

       Name                  For               Against
       ----                  ---               -------
Jerome B. Cohen            12,934,124          1,265,397
Roxanne J. Decyk           12,932,166          1,267,355
Eugene W. Emmerich         12,934,203          1,265,318
G. Robert Evans            13,454,701            744,820
E. F. Heizer, Jr.          12,934,292          1,265,229
J. Frank Leach             13,468,385            731,136
Gerald G. Nadig            13,472,764            726,757
Irwin P. Pochter           12,931,801          1,267,720
Howard B. Witt             13,470,689            728,832

     On August 5, 1997, subsequent to the election of the Board of Directors, Mr. J. Frank Leach passed away. The Company does not currently plan to replace Mr. Leach's position on the Board of Directors.

     Approved by a majority vote of shareowners was the proposal to increase the number of authorized shares of common stock of the Company from 20,000,000 to 40,000,000 which enhances the Company's flexibility in connection with possible future actions such as stock splits, acquisitions, and other corporate matters. The details of the vote were as follows:

      For                 Against                Abstain
      ---                 -------                -------
   12,202,866            1,933,898                62,757

     Approved by a majority vote of the shareowners was the proposal to amend the 1992 Omnibus Stock Awards Plan for Key Employees to increase the number of shares of common stock issuable thereunder by 150,000 shares. The Plan provides incentives to the key employees of the Company through rewards linked to the performance of the Company's common stock. The details of the vote were as follows:

     For                  Against                  Abstain
     ---                  -------                  -------
  7,822,920              6,307,065                  69,536

     Approved by a majority vote of the shareowners was the proposal to amend the Employee Stock Purchase Plan to increase the aggregate number of shares of the Company's common stock that may be awarded thereunder by 600,000 shares. The Plan provides incentives to participating employees to create value for the Company by giving them direct ownership interest in the Company. The details of the vote were as follows:

     For                  Against                  Abstain
     ---                  -------                  -------
  13,391,608              740,769                   67,144

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)3     Restated Certificate of Incorporation

     (a)27    Financial Data Schedule

     (b)      Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 8th day of October, 1997.



                                           MATERIAL SCIENCES CORPORATION


                                             By:  /s/ Gerald G. Nadig
                                                  ---------------------------
                                                     Gerald G. Nadig
                                                     President and Chief
                                                     Executive Officer



                                             By:  /s/ James J. Waclawik, Sr.
                                                  ---------------------------
                                                     James J. Waclawik, Sr.
                                                     Vice President,
                                                     Chief Financial Officer
                                                     and Secretary

                         MATERIAL SCIENCES CORPORATION

                         Quarterly Report on Form 10-Q


                               Index to Exhibits

                                                     Sequentially
Exhibit Number      Description of Exhibit          Numbered Page
--------------      ----------------------          -------------
     3              Restated Certificate of
                    Incorporation

     27             Financial Data Schedule (1)


(1) Appears only in the electronic filing of this report with the Securities and Exchange Commission.