Form 10-Q
period 1997-11-30
MATERIAL SCIENCES CORP
filed 1998-01-13
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1997
                         Commission File Number 1-8803


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

Yes    X     No
   ---------   ---------

As of January 12, 1998, there were outstanding 15,347,606 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For The Quarter Ended November 30, 1997



                         PART I. FINANCIAL INFORMATION



Item 1. Financial Statements
----------------------------

 (a)  Financial statements of Material Sciences Corporation and Subsidiaries

 (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries



                                                        Three Months Ended                     Nine Months Ended
                                                           November 30,                           November 30,
(In thousands, except per share data)                 1997             1996                1997                 1996
-----------------------------------------------    -----------      -----------         -----------          -----------
Net Sales (1)                                      $    75,107      $    69,658         $   218,744          $   208,962

Cost of Sales                                           57,526           50,920             166,788              153,432
                                                   -----------      -----------         -----------          -----------
Gross Profit                                       $    17,581      $    18,738         $    51,956          $    55,530
Selling, General and Administrative
  Expenses                                              12,881           11,629              39,020               35,027
                                                   -----------      -----------         -----------          -----------
Income from Operations                             $     4,700      $     7,109         $    12,936          $    20,503
                                                   -----------      -----------         -----------          -----------
Other (Income) and Expense:
   Interest Income                                 $       (30)     $       (54)        $      (105)         $      (189)
   Interest Expense                                      1,073              178               3,131                  320
   Equity in Results of Partnership                        369              350                 211                  831
   Other, Net                                             (249)            (265)               (776)                (721)
                                                   -----------      -----------         -----------          -----------
     Total Other Expense, Net                      $     1,163      $       209         $     2,461          $       241
                                                   -----------      -----------         -----------          -----------
Income Before Income Taxes                         $     3,537      $     6,900         $    10,475          $    20,262

Income Taxes                                             1,362            2,657               4,034                7,802
                                                   -----------      -----------         -----------          -----------
Net Income                                         $     2,175      $     4,243         $     6,441          $    12,460
                                                   ===========      ===========         ===========          ===========

Net Income Per Common and Common
  Equivalent Share                                 $      0.14      $      0.27         $      0.42          $      0.80
                                                   ===========      ===========         ===========          ===========
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding                  15,499           15,645              15,471               15,594
                                                   ===========      ===========         ===========          ===========



The accompanying notes are an integral part of these statements.


Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                November 30,          February 28,
                                                                    1997                  1997
(In thousands)                                                   Unaudited               Audited
-----------------------------------------------------           ------------          ------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                      $   3,164              $  2,116
    Restricted Cash                                                    5,000                     -
    Receivables:
      Trade, Less Reserves of $2,644 and $2,271,
      Respectively (2)                                                34,087                35,944
      Current Portion of Partnership Note                                780                   767
      Income Taxes                                                       660                 1,249
    Prepaid Expenses                                                   4,112                 2,791
    Inventories                                                       35,622                30,952
    Prepaid Taxes                                                      1,186                 1,186
                                                                   ---------              --------
      Total Current Assets                                         $  84,611              $ 75,005
                                                                   ---------              --------
  Gross Property, Plant and Equipment                              $ 257,494              $242,340
  Accumulated Depreciation and Amortization                         (100,922)              (87,954)
                                                                   ---------              --------
      Net Property, Plant and Equipment                            $ 156,572              $154,386
                                                                   ---------              --------
  Other Assets:
    Investment in Partnership                                      $  11,166              $ 10,759
    Partnership Note Receivable, Less Current Portion                      -                   374
    Intangible Assets, Net                                            14,043                12,837
    Other                                                                482                   728
                                                                   ---------              --------
      Total Other Assets                                           $  25,691              $ 24,698
                                                                   ---------              --------
      Total Assets                                                 $ 266,874              $254,089
                                                                   =========              ========
Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                              $   3,774              $  3,750
    Accounts Payable                                                  23,325                24,092
    Accrued Payroll Related Expenses                                   8,553                 9,838
    Accrued Expenses                                                   5,672                 6,171
                                                                   ---------              --------
      Total Current Liabilities                                    $  41,324              $ 43,851
                                                                   ---------              --------
  Long-Term Liabilities:
    Deferred Income Taxes                                          $  11,288              $ 11,392
    Long-Term Debt, Less Current Portion                              62,968                54,761
    Accrued Superfund Liability                                        3,968                 4,071
    Other                                                              7,016                 6,641
                                                                   ---------              --------
      Total Long-Term Liabilities                                  $  85,240              $ 76,865
                                                                   ---------              --------
Shareowners' Equity:
  Preferred Stock (3)                                              $       -              $      -
  Common Stock (4)                                                       327                   325
  Additional Paid-In Capital                                          51,663                50,142
  Treasury Stock at Cost (5)                                          (8,545)               (7,518)
  Retained Earnings                                                   96,865                90,424
                                                                   ---------              --------
      Total Shareowners' Equity                                    $ 140,310              $133,373
                                                                   ---------              --------
      Total Liabilities and Shareowners' Equity                    $ 266,874              $254,089
                                                                   =========              ========

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                        Three Months Ended             Nine Months Ended
                                                                            November 30,                  November 30,
(In thousands)                                                          1997           1996           1997            1996
----------------------------------------------------                 ----------     ----------     ----------      ----------
Cash Flows From:
Operating Activities:
Net Income                                                           $  2,175       $   4,243      $   6,441       $  12,460
Adjustments to Reconcile Net Income to Net Cash Used in
    Operating Activities:
    Depreciation and Amortization                                       4,661           3,642         14,029          11,106
    Benefit for Deferred Income Taxes                                     (35)            (79)          (104)           (227)
    Compensatory Effect of Stock Plans                                     98              57            129             337
    Other, Net                                                            403             338            243             819
                                                                     ---------      ----------     ----------      ----------
        Operating Cash Flow Prior to Changes in Assets
          and Liabilities                                            $  7,302       $   8,201      $  20,738       $  24,495
                                                                     ---------      ----------     ----------      ----------

Changes in Assets and Liabilities:
    Receivables                                                      $    981       $   1,882      $     761       $  (4,164)
    Income Taxes Receivable                                               463           1,035            589           1,760
    Prepaid Expenses                                                     (134)            154         (1,280)             60
    Inventories                                                          (374)            142         (2,976)         (1,983)
    Accounts Payable                                                    1,025           1,286           (841)            (29)
    Accrued Expenses                                                     (127)          1,490         (1,878)           (645)
    Other, Net                                                           (340)           (146)          (238)           (210)
                                                                     ---------      ----------     ----------      ----------
        Cash Flow from Changes in Assets and Liabilities             $  1,494       $   5,843      $  (5,863)      $  (5,211)
                                                                     ---------      ----------     ----------      ----------
            Net Cash Provided by Operating Activities                $  8,796       $  14,044      $  14,875       $  19,284
                                                                     ---------      ----------     ----------      ----------

Investing Activities:
Capital Expenditures, Net                                            $ (2,136)      $ (15,690)     $ (15,057)      $ (42,182)
Acquisitions, Net of Cash Acquired                                        (75)              -         (1,204)         (2,489)
Escrow for Acquisition                                                  5,000               -          5,000               -
Investment in Partnership                                                (614)           (454)        (1,618)         (1,331)
Distribution from Partnership                                               -               -          1,374             375
Other Long-Term Assets                                                      -            (117)           197             172
                                                                     ---------      ----------     ----------      ----------
            Net Cash Provided by (Used in) Investing Activities      $  2,175       $ (16,261)     $ (11,308)      $ (45,455)
                                                                     ---------      ----------     ----------      ----------

Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                        $ (3,300)      $     600      $ (14,600)      $  24,300
Proceeds from Senior Notes                                                  -               -         20,000               -
Payments to Settle Debt                                                (2,094)           (748)        (3,286)         (1,592)
Purchase of Treasury Stock                                                  -               -         (1,027)              -
Sale of Common Stock                                                      641             679          1,394           1,355
                                                                     ---------      ----------     ----------      ----------
            Net Cash Provided by (Used in) Financing Activities      $ (4,753)      $     531      $   2,481       $  24,063
                                                                     ---------      ----------     ----------      ----------

Net Increase (Decrease) in Cash                                      $  6,218       $  (1,686)     $   6,048       $  (2,108)
Cash and Cash Equivalents at Beginning of Period                        1,946           2,957          2,116           3,379
                                                                     ---------      ----------     ----------      ----------
Cash and Cash Equivalents at End of Period                           $  8,164       $   1,271      $   8,164       $   1,271
                                                                     =========      ==========     ==========      ==========

Supplemental Cash Flow Disclosures:
    Subordinated Notes Issued for Acquisitions                       $      -       $       -      $   1,117       $   1,500
    Cash Portion of Acquisitions and Related Costs                         75               -          1,204           2,489
                                                                     ---------      ----------     ----------      ----------
    Total Consideration Paid for Acquisitions                        $     75       $       -      $   2,321       $   3,989
                                                                     =========      ==========     ==========      ==========

The Changes in Assets and Liabilities above for the three months and nine months ended November 30, 1997, are net of assets and liabilities acquired.

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION


The data for the three and nine months ended November 30, 1997 and 1996 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1997 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1998 presentation.

(1) During the nine month periods ending November 30, 1997 and 1996, the Company derived approximately 21.0% and 20.7%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $858 at November 30, 1997 and $2,256 at February 28, 1997.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 16,330,254 Shares Issued and 15,350,606 Shares Outstanding at November 30, 1997 and 16,256,132 Shares Issued and 15,339,384 Shares Outstanding at February 28, 1997.

(5) Treasury Stock at Cost; 979,648 Shares at November 30, 1997 and 916,748 Shares at February 28, 1997.

(6) On December 15, 1997, the Company purchased certain assets and assumed certain liabilities of Colorstrip, Inc., a west coast hot-dipped galvanizing and coil coating business. Consideration for the purchase, including transaction costs, was approximately $129,000, which was financed through a new bank line of credit and a short-term seller note. The Company intends to refinance its short-term debt by the end of the fiscal year. At November 30, 1997, the Company had placed $5,000, classified as restricted cash, in an escrow account related to the acquisition. Located in San Francisco, California, the operation consists of a 300,000 ton capacity hot-dipped galvanizing line and coil coating line capable of producing 150,000 tons of prepainted metal. The two facilities will continue to operate in their current capacities as MSC subsidiaries, serving the building and construction markets across the western United States. The acquisition will be accounted for under the purchase method of accounting.

Summarized Income Statement Information (Unaudited)
Walbridge Coatings, An Illinois Partnership



                                                        Three Months Ended                     Nine Months Ended
                                                           November 30,                           November 30,
(In thousands)                                         1997             1996                 1997            1996
-----------------------------------------------    -----------      -----------          -----------     -----------
Net Revenues                                       $    18,498      $    16,609          $    53,489     $    50,992

Gross Profit                                               390              376                2,154           1,535

Income (Loss) from Operations                             (250)            (249)                 122            (341)

Net Income (Loss)                                         (383)            (484)                (338)         (1,205)

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

                    For the Quarter Ended November 30, 1997


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


Net Sales Summary                           Quarter Ended November 30,
---------------------           ---------------------------------------------------
                                         1997                         1996
                                ----------------------       ----------------------
Product Group:                    Dollars    Percent           Dollars    Percent
                                ----------  ----------       ----------  ----------
  Laminates and Composites       $ 17,288      23.0%          $ 17,178       24.7%
  Specialty Films                   9,426      12.5%             8,047       11.5%
  Coil Coating                     31,812      42.4%            30,158       43.3%
  Electrogalvanizing               16,581      22.1%            14,275       20.5%
                                ---------   --------         ---------     -------
                                 $ 75,107     100.0%          $ 69,658      100.0%
                                =========   ========         =========     =======



                                          Nine Months Ended November 30,
                                ---------------------------------------------------
                                        1997                         1996
                                ---------------------        ----------------------
Product Group:                    Dollars    Percent           Dollars    Percent
                                ----------  ---------        ----------  ----------

  Laminates and Composites       $ 49,121      22.5%          $ 49,657       23.8%
  Specialty Films                  32,444      14.8%            29,374       14.1%
  Coil Coating                     91,257      41.7%            86,604       41.4%
  Electrogalvanizing               45,922      21.0%            43,327       20.7%
                                ---------    -------         ---------     -------
                                 $218,744     100.0%          $208,962      100.0%
                                =========    =======         =========     =======



RESULTS OF OPERATIONS
---------------------

Net Sales

Net sales in the third quarter of fiscal 1998 increased 7.8% over the same quarter last year. Sales of laminates and composites increased by 0.6%; specialty films increased by 17.1%; coil coating 5.5%; and electrogalvanizing 16.2%. For the nine-month period ended November 30, 1997, sales were 4.7% higher than the same period last fiscal year. Sales of specialty films increased by 10.5%; coil coating 5.4%; and electrogalvanizing 6.0%. Laminates and composites sales decreased by 1.1% compared to the first nine months of the prior year.

Laminates and Composites

During the third quarter of fiscal 1998, sales of laminates and composites increased 0.6% over the same quarter last year. An increase in sales of disc brake noise dampers and appliance products were partially offset by lower sales of Polycore Composites(R). For the first nine months, sales in this product group decreased 1.1% for the same period last year. Lower sales of Specular+(R), due to general market softness, were offset, in part, by an increase in sales of disc brake noise damper material to the replacement market and appliance products.

Specialty Films

Sales of specialty films for the three and nine months ended November 30, 1997, increased 17.1% and 10.5%, respectively, compared to the same periods last year. The increase for both periods was due primarily to higher sales of high performance solar control window films for the automotive aftermarket and building applications, as well as an increase in shipments of industrial products to the imaging and printing markets. The acquisitions of the Australian distribution business and the joint venture in Singapore during the second quarter have contributed to the growth as well.

Coil Coating

Coil coating sales during the third quarter of fiscal 1998 grew 5.5% over the third quarter last fiscal year. The growth was mainly due to an increase in shipments of automotive trim and building products, offset, in part, by lower sales to the appliance and swimming pool markets. For the nine-month period, coil coating sales increased 5.4% as compared to the first nine months of last year. The increase in sales was due to similar fluctuations in the product mix.

Electrogalvanizing

MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("Bethlehem") and Inland Steel Industries, Inc. ("Inland"). MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Bethlehem and Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 21.0% and 20.7% of the Company's net sales in the first nine months of fiscal 1998 and 1997, respectively. The profitability for operating the facility was higher than the Company's overall operating results due in large part to depreciation related to the significant capital investments in Elk Grove Village, Middletown and San Diego. Under the equity method of accounting, the Company includes its portion of the Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement. The Company's potential alternatives upon expiration of the Partnership term in June 1998 include, among other things, extension of the Partnership, purchase of the facility, or sale of the facility. The partners are actively discussing the various alternatives. The Company believes its investment in the Partnership is realizable.

MSC's electrogalvanizing sales in the third quarter of fiscal 1998 increased 16.2% over the third quarter last year. Electrogalvanizing volume grew 7.7% to 124,300 tons for the three months ended November 30, 1997, from the 115,426 tons reported in the prior fiscal year period. The higher sales and volume is primarily due to a change in the product mix, as well as, the three day shutdown due to a lack of substrate in the third quarter of last fiscal year. On a year to date basis, sales increased 6.0% and volume remained flat at 350,131 tons compared to 350,842 tons for the same period in the prior fiscal year. The increase in sales was due to a shift in product mix, while the flatness in volume was the result of an increase in volume due to lack of substrate in last year's third quarter, offset, in part, by the extended second quarter maintenance shutdown.

The sales and marketing responsibilities of the Partnership are split between Bethlehem and Inland at 76% and 24%, respectively. During the first nine months of fiscal 1998, Inland utilized 20.4% of available production line time rather than its full 24% share. Bethlehem and other customers utilized this additional available line time. In fiscal 1998, the Company expects more production line time will be utilized by customers other than Bethlehem and Inland. Inland is reviewing its future involvement in the Partnership, and therefore, there is no assurance that Inland will utilize its full 24% of available line time for the remainder of the partnership agreement. The Company believes that any short-term disruption in volume that might be caused by a reduction in Inland's line time requirements could eventually be replaced by additional volume from Bethlehem and other customers.

Gross Profit

The Company's gross profit margin was 23.4% in the third quarter of fiscal 1998 as compared to 26.9% in the same period last year. For the first nine months of fiscal 1998, gross profit margin was 23.8% versus 26.6% last year. The decrease in gross profit margin for the three month and year to date periods was primarily due to underabsorption of production costs due to the recent significant capacity increases and a shift in the product mix.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were 17.2% of sales in the third quarter of fiscal 1998 as compared to 16.7% of sales for the same period last fiscal year. For the nine months ended November 30, 1997, SG&A expenses were 17.8% of sales versus 16.8% of sales for the same period in fiscal 1997. For the third quarter and the first nine months, the increase in SG&A is largely due to continuing development of powder coating technology, as well as the additional marketing efforts due to the acquisitions of the specialty films distribution businesses. On a year to date basis, SG&A was also affected by one-time expenses of approximately $500 incurred for the investigation of previously announced accounting irregularities.

Total Other Expense, Net and Income Taxes

Total other expense, net was $1,163 and $2,461 during the third quarter and first nine months of fiscal 1998, respectively, versus $209 and $241 for the third quarter and first nine months of fiscal 1997. During both the quarterly and year to date periods, interest expense has increased over last year due to higher debt levels, less capitalized interest, and a transition to higher fixed interest rates versus the variable interest rates of fiscal 1997. For the nine month period, the higher interest expense was offset, in part, by an increase in equity in results of partnership due to the Company receiving the profit allocation on third party sales. MSC's effective income tax rate was approximately 38.5% during the third quarter and first nine months of fiscal 1998 and fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the third quarter of fiscal 1998, MSC generated $8,796 of cash from operating activities compared to $14,044 in the same period last fiscal year. The decrease in cash generation is mainly due to lower net income and higher receivables and inventory levels, partially offset by higher depreciation and amortization. For the first nine months, operating activities generated $14,875 of cash versus $19,284 for the same nine-month period last year. A decrease in net income and higher inventory levels contributed to the reduction in cash generation which was offset, in part, by higher depreciation and amortization and lower receivables.

For the three and nine months ended November 30, 1997, MSC invested $2,136 and $15,057, respectively, compared to $15,690 and $42,182, respectively, in the prior fiscal year. Fiscal 1997 included higher spending for the new coil coating facility in Elk Grove Village, Illinois, versus fiscal year 1998. Also, on a year to date basis for fiscal 1998, the Company strengthened its specialty film interests by purchasing an Australian distribution business and a Singapore joint venture, as well as, investing in the construction of a new coating and laminating line at the San Diego, California facility.

On December 15, 1997, the Company purchased certain assets and assumed certain liabilities of Colorstrip, Inc., a west coast hot-dipped galvanizing and coil coating business. Consideration for the purchase, including transaction costs, was approximately $129,000, which was financed through a new bank line of credit and a short-term seller note. The Company intends to refinance its short-term debt by the end of the fiscal year. Located in San Francisco, California, the operation consists of a 300,000 ton capacity hot-dipped galvanizing line and coil coating line capable of producing 150,000 tons of prepainted metal. The two facilities will continue to operate in their current capacities as MSC subsidiaries, serving the building and construction markets across the western United States. The acquisition will be accounted for under the purchase method of accounting.

Total debt for MSC increased at November 30, 1997, to $66,742 from $58,511 at fiscal year end due mainly to capital investments, the $5,000 escrow required for the acquisition of Colorstrip, Inc., and the acquisitions of the distribution businesses for the specialty films area. The Company maintained three unsecured lines of credit totaling $75,000 as of November 30, 1997. There was $5,400 outstanding under these lines of credit as of November 30, 1997. The

Company has executed letters of credit totaling $4,757 against these lines leaving available lines of credit of $64,843 at November 30, 1997. The Company replaced these lines with a new bank line of credit totaling $140,000 concurrent with the acquisition of Colorstrip, Inc. The Company financed the acquisition through utilization of the new bank line of credit and a short-term seller note of $64,082. There was $65,000 outstanding under this line of credit as of January 8, 1998. The Company has executed letters of credit totaling $70,740 (of which $66,000 secures the short-term seller note) against this line leaving an available line of credit of $4,260 at January 8, 1998. The Company intends to refinance its short-term debt by the end of the fiscal year which would result in a reduction in the amount available under the bank line of credit.
The Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.

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

The Company has a capital lease obligation, which was $3,952 as of November 30, 1997, relating to a facility which the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $1,250) of $2,500 in Partnership financing loans from third parties at November 30, 1997.

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Form 10-K for the fiscal year ended February 28, 1997.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended November 30, 1997



                          PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a) 2.1      See the exhibits listed in the Index to Exhibits.

      4.1      See the exhibits listed in the Index to Exhibits.

       27      Financial Data Schedule

  (b)          Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter for which this report is filed. On December 30, 1997, the Company filed a Form 8-K regarding the acquisition of Colorstrip, Inc. and other matters.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 12th day of January, 1997.



                                       MATERIAL SCIENCES CORPORATION


                                        By:  /s/ Gerald G. Nadig
                                             --------------------------------
                                               Gerald G. Nadig
                                               Chairman, President
                                               and Chief Executive Officer



                                        By:  /s/ James J. Waclawik, Sr.
                                             --------------------------------
                                               James J. Waclawik, Sr.
                                               Vice President,
                                               Chief Financial Officer
                                               and Secretary

                         MATERIAL SCIENCES CORPORATION

                         Quarterly Report on Form 10-Q


                               Index to Exhibits

                                                                   Sequentially
Exhibit Number     Description of Exhibit                          Numbered Page
--------------     ----------------------                          -------------
     2.1           Asset Purchase Agreement by and among
                   Colorstrip, Inc., the Registrant and
                   MSC Pinole Point Steel Inc. dated as of
                   November 14, 1997. (1)

     4.1 Credit Agreement, dated as of December 12, 1997, among the Registrant, Bank of America National
                   Trust and Savings Association, as Agent and
                   Letter of Credit Issuing Bank, and the other financial institutions party thereto. (2)

      27           Financial Data Schedule (3)


(1) Incorporated by reference to the Registrant's Form 8-K filed on December 30, 1997 (File No. 1-8803).

(2) Incorporated by reference to the Registrant's Form 8-K filed on December 30, 1997 (File No. 1-8803).

(3) Appears only in the electronic filing of this report with the Securities and Exchange Commission.