Form 10-K
period 1998-02-28
MATERIAL SCIENCES CORP
filed 1998-05-26
CIK 755003

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  February 28, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to _________

Commission file number:  1-8803

                         MATERIAL SCIENCES CORPORATION
            (Exact name of registrant as specified in its charter)

              DELAWARE                                          95-2673173
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

    2200 EAST PRATT BOULEVARD
    ELK GROVE VILLAGE, ILLINOIS                                     60007
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   847-439-8270

Securities registered pursuant to Section 12(b) of the Act:


            Title of each class               Name of each exchange on which
            -------------------               ------------------------------
                                                      registered
                                                      ----------

       Common Stock, $.02 par value             New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

  The aggregate market value of the voting stock of the registrant held by shareowners (not including any voting stock owned by directors or executive officers of the registrant (such exclusion shall not be deemed an admission that any such person is an affiliate of the registrant)) of the registrant was approximately $163,689,876 at April 24, 1998 (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

  At April 24, 1998, the registrant had outstanding an aggregate of 15,406,106 shares of its Common Stock.

                      Documents Incorporated by Reference

  Portions of the following documents are incorporated herein by reference into the indicated part of this Form 10-K:


                                                         Part of Form 10-K
                   Document                           into which incorporated
                   --------                           -----------------------

Registrant's 1998 annual report to shareowners             Parts I, II, IV

Registrant's proxy statement for the Annual                    Part III
Meeting of Shareowners to be held on
June 18, 1998

                                    PART I

ITEM 1.   BUSINESS
-------   --------

Introduction
------------

  Material Sciences Corporation (unless otherwise indicated by the context, including its subsidiaries, "MSC" or the "Company") develops, manufactures, and markets continuously processed, coated, and laminated materials. These materials are divided into four product groups: coil coating; galvanizing; laminates and composites; and specialty films. The Company's materials are used in motor vehicles, building products, appliances, lighting products, office equipment, furniture, packaging, and a wide range of other products. MSC develops proprietary value-added materials and processes to meet specific customer and market requirements and believes it has achieved product or technological leadership in each of its four product groups. The Company does not fabricate any of the materials it processes.

  Customers generally benefit from the energy savings and environmental advantages of MSC's manufacturing processes and products. In the laminates and composites, specialty films, and hot-dipped galvanizing portion of its galvanizing product group, the Company is primarily a manufacturer and marketer of its own products. In the coil coating and electrogalvanizing portion of its galvanizing product group, MSC generally acts as a "toll coater" by processing its customers' metal for a fee, without taking ownership of the metal.

  Headquartered near Chicago, the Company, through its MSC Pinole Point Steel Inc. ("MSCPPS"), MSC Pre Finish Metals Inc. ("PFM"), MSC Walbridge Coatings Inc. ("MSCWC"), MSC Laminates and Composites Inc. ("MSCLC"), and MSC Specialty Films, Inc. ("MSCSF") subsidiaries, operates nine manufacturing plants. MSCPPS operates one coil coating and one galvanizing facility in Richmond, California (the coil coating facility is marketed under PFM). PFM operates two facilities in Elk Grove Village, Illinois, one facility in Morrisville, Pennsylvania, and one facility in Middletown, Ohio. MSCWC, a subsidiary of PFM, operates a facility in Walbridge, Ohio, on behalf of Walbridge Coatings, an Illinois Partnership ("Partnership"), formed among MSCWC, Inland Steel Industries, Inc. ("Inland"), and Bethlehem Steel Corporation ("BSC"). MSCLC operates one facility in Elk Grove Village, Illinois. MSCSF operates one facility in San Diego, California.

  Additional information concerning certain transactions and events is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report, which is incorporated herein by reference.

  MSC, a Delaware corporation, was founded in 1971 and has been a publicly traded company since 1984. The principal executive offices of the Company are located at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, and its telephone number at that address is (847) 439-8270.

Coil Coating
------------

  The Company believes that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. This continuous, roll-to-roll highly automated, high-speed process applies coatings to wide coils of metal. In the process, sheet metal is unwound from a coil, cleaned, chemically treated, coated, oven-cured, and rewound into coils for shipment to manufacturers that fabricate the coated metal into finished products that are sold into a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. Through techniques such as printing, embossing, and striping, special finishing effects can also be created. The finished product (i.e. prepainted or coil coated metal) is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded, and welded. The Company generally acts as a "toll coater" by processing coils for steel mills, or their customers, without taking ownership of the metal. The Company charges by weight or surface area processed.

  The Company's coil coated products are used by manufacturers in building products, appliances, heating and air conditioning, fuel tanks, lighting, above-ground swimming pools, and other products. The Company's strategy in its coil coating business has been to produce high-volume, competitively coated products at low cost, as well as to identify, develop, and produce specialty niche products meeting specific customer requirements.

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

  Manufacturers that use prepainted materials can eliminate or significantly reduce on-site post paint lines and the associated compliance with complex environmental and other regulations. Prepainted materials facilitate the adoption of just-in-time and continuous process manufacturing techniques that can result in improvements to work in process inventory, plant utilization, and productivity. Since prepainted metal is cleaned, treated, and painted while flat, the result is a more uniform and higher quality finished part than can be achieved by even the best post-fabrication painting operation. There are no hidden areas where paint is difficult to reach and where corrosion can begin after the product has been marketed. As a result, companies using prepainted material generally benefit from lower manufacturing costs and improved product quality. Use of prepainted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing.

  The coil coating process competes with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping, and brushing. The Company believes that coil coating accounts for approximately 10% of all the sheet metal now being coated. The Company expects that, although there can be no assurance in this regard, the market penetration of coil coated metal will increase as a result of more stringent environmental regulation and the energy efficiency, quality, and cost advantages provided by prepainted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations. The Company estimates that there are approximately 85 companies operating coil coating lines in North America. The Company believes it is one of the largest coil coaters, with approximately 15% of the total tons processed in the United States in calendar 1997. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of quality, price, customer service, technical support, and product development capability.


Galvanizing
-----------

  The galvanizing product group serves the market for corrosion-resistant steel for motor vehicles and building and construction products. The Company reaches these markets through MSCWC and the galvanizing line at MSCPPS.

  MSCWC is a joint venture partnership which produces electrogalvanized and coil coated steel. Electrogalvanized ("EG") steel is the primary corrosion-resistant steel product used to manufacture automobile and light truck bodies. Significant domestic demand for EG steel began in 1985, and the Company believes that it will continue as automobile manufacturers respond to consumer demands for longer warranty protection against rust and, to a lesser extent, due to increased applications for EG steel in the appliance and other non-automotive markets.

  MSC participates in the electrogalvanizing market through its 50% financial interest in and role as operator of the Partnership. Through the Partnership, MSC electrogalvanizes zinc and zinc-alloy coatings and applies organic coatings onto sheet metal. There is a growing demand by the automotive industry for a full complement of products such as zinc-nickel, zinc-nickel with a thin organic coating, and other organic coated zinc-nickel products such as fuel tanks that offer additional protection against corrosion. As a result, a shift from pure zinc to differentiated materials has commenced. These newer materials are particularly in demand by Japanese automakers in the United States-currently among the end-use customers for the Partnership's services. The Partnership's facility is the only facility in North America capable of meeting, in a single pass through its line, the demand for this full complement of products.

  Sales to the Partnership represented 20%, 21%, and 23% of MSC's net sales in fiscal 1998, 1997, and 1996, respectively. MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Such fees are the predominant financial return to MSC from its participation in the Partnership. There are both fixed fees (for selling, general and administrative expenses and a portion of the financing, taxes, and insurance) and variable fees based on production volumes (for the balance of the financing, operating expenses, and profit). The Company pays the actual costs of operating the facility, so the overall profitability of its participation in the Partnership depends on its skill and efficiency. The operating expense portion of the variable fee is based on standard costs, which may be adjusted to reflect matters beyond the Company's control, upon agreement of the partners or informal arbitration. The fees charged to BSC and Inland by the Partnership for services fund the standard operating costs of the Partnership (including the Company's per ton profit allowance) and, at a defined contractual production volume, all of the Partnership's financing costs. At lesser levels of production, the Company is obligated to fund a portion (not to exceed 50%) of the Partnership's financing costs.

  BSC and Inland are two of the major suppliers of sheet steel to the United States automobile industry. The orders for the Partnership's toll coating services are primarily and independently generated by BSC and Inland for their respective customers, although the Partnership may also accept orders from outside parties to the extent of available capacity and production schedules. Through fiscal 1998, third party sales have not been significant. The sales and marketing responsibilities of the Partnership are currently split between BSC and Inland at 76% and 24%, respectively.

  The term of the Partnership ends on June 30, 1998. MSC and BSC have entered into a letter of intent with Inland for BSC, MSC, or both to acquire Inland's interest in the Partnership. In addition, Inland has agreed to enter into a tolling agreement with the Partnership for electrogalvanizing services through December 31, 2001. MSC and BSC intend to extend the existing terms of the Partnership.

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

  On December 15, 1997, the Company purchased certain assets and assumed certain liabilities of a West Coast hot-dipped galvanizing and coil coating business ("Colorstrip, Inc."). Consideration for the purchase was approximately $129 million which was financed through a new bank line of credit and long-term debt. Located in the San Francisco Bay Area, the operation consists of a 300,000 ton capacity hot-dipped galvanizing line and a coil coating line capable of producing 150,000 tons of prepainted metal. The two facilities operate as MSCPPS, a subsidiary of MSC, and serve the building and construction market across the western United States.

  Hot-dipped galvanizing ("HDG") is a continuous, high-speed roll-to-roll process for depositing zinc on steel. HDG deposits zinc onto steel by immersing the steel strip into a molten bath of zinc (hot-dipped) making it corrosion resistant. Zinc in the presence of a corrosive environment will sacrifice itself to protect the steel. As such, zinc gives the maximum sacrificial protection to steel in the greatest number of applications. Galvanized steel may be used as is or can be painted, resulting in enhanced corrosion protection and versatility.

  MSCPPS's products are primarily used by the building and construction market where they are manufactured into such products as roofing, siding, doors, duct works, lighting fixtures, and a wide variety of other structural components. MSCPPS generally takes ownership of the metal it processes.

  Coated steel continues to be a growing choice for various industrial and commercial needs because of its economy, versatility, attractiveness, and long life. The volatility and generally rising prices of lumber also has made coated steel a growing alternative in the residential construction market, where durability, strength, fire-resistance, easy maintenance, and environmental soundness have all contributed to its growth.


Laminates and Composites
------------------------

  Laminates and composites combine layers of steel or other metals with layers of polymers or other materials to achieve specific properties, such as noise and vibration reduction, thermal insulation, or high reflectivity in lighting among others. These products consist of functionally engineered materials that are designed to meet specific customer requirements. Products in this group largely result from the Company's research and development efforts and the proprietary equipment and processes designed and implemented by its engineering and manufacturing organizations. The Company supplies its laminates and composites to a variety of markets both in the United States and internationally. The majority of these materials are used in the automotive, lighting, appliance, and computer disk drive industries. The major products in this product group are disc brake noise dampers, Polycore Composites(R), and Specular+(R).

  The disc brake noise damper market developed as manufacturers moved to asbestos-free brake linings. The increased brake noise these linings produce can be virtually eliminated by the composite materials pioneered by the Company. The Company believes its material is used in over 50% of the domestic disc brake noise dampers manufactured for the original equipment market. The Company also believes it is a significant supplier to the emerging domestic aftermarket.

  Polycore Composites are multilayer composites consisting of various metals, coatings, and other materials, typically consisting of metal outer skins surrounding a thin viscoelastic core material. Polycore Composites are engineered to meet a variety of needs. The Company believes it is a leader in developing and manufacturing continuously processed coated materials that reduce noise and create thermal barriers. The automotive industry is the largest market for metal composites, which are being used to replace solid sheet metal parts, including oil pans, valve covers, front engine covers, and heat shields. Polycore Composites are also being evaluated for use in dash panels, floor pans, and other internal components in order to help reduce road noise. Polycore Composites are also found in a number of other products, including lawn mower engines, air conditioners, computer disk drive covers, and appliances, and other uses are under evaluation.

  Specular+ is a silver-sputtered film laminated to metal and then fabricated into energy-efficient fluorescent lighting fixtures by the Company's customers. Because pure silver offers unsurpassed reflectivity and precise light control, lighting fixtures made from Specular+ produce virtually the same amount of light with only half the bulbs of a typical white painted fixture. The result is a significant reduction in the cost of electricity for lighting. The high reflective lighting market has experienced a general softness due to the lack of utility rebates to offset the higher initial cost of these fixtures and the deregulation of electric utilities.

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


Specialty Films
---------------

  The Company uses continuous, roll-to-roll sputter-deposition technology to metallize wide rolls of flexible substrates, generally consisting of thin polymeric films. In the sputter-deposition process, a target material is disintegrated inside a vacuum chamber by ion bombardment into its component atoms or molecules, which are then redeposited onto the surface of the base material to be coated. Such base material (commonly called the substrate or flexible web) can be polymeric film, foil, fabric, or paper.

  Sputter-deposition permits the use of a wide range of target materials, singly or in combination (including metals, metal alloys, and metal oxides), some of which cannot be applied in any other way. This flexibility allows formation of composites of metals, dielectrics, and semiconductors. Sputter-coated, flexible polymeric substrates may be designed to have specific properties, including energy reflectance, transmission, absorption, and electrical conductance. After the sputtering process, these materials are often further enhanced with other coatings, adhesives, and films on a coating and laminating line, resulting in a multilayer laminate.

  The Company's specialty films sales consist principally of solar control and safety window films for use in the automotive aftermarket and in the retrofitting of buildings. The Company sells these products through its own in-house distribution network and independent distributors. The Company believes there are significant growth opportunities in the building market, since there is currently low market penetration, and industrial, commercial, and residential building owners are becoming more familiar with the benefits of solar control and safety window films. Solar control window films can lower energy bills year-round by reducing heat penetration in the summer and by retaining residual warmth in the winter. They also reject ultraviolet light, thereby eliminating the damage it causes. In commercial environments, window film generally improves productivity by reducing glare and heat generation. Safety films, which are sold to the retrofit market and also to window manufacturers, offer security by making glass shatter resistant.

  This product group also manufactures a number of specialty industrial products, including imaging films used in the photocopier and printing industry; Insceptors(R), which brown and crisp foods cooked in a microwave oven; and films used in transparent holograms for anti-counterfeit and tamper-evident products. This group also produces the silver-sputtered, coated film used in Specular+, although intercompany sales of such films are excluded from this group's sales.

  During fiscal 1998, a subsidiary of the Company acquired designated assets of a specialty films distribution business in Australia and the remaining 51% interest of a joint venture in Singapore.

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


International
-------------

  The Company believes that significant opportunities exist internationally, particularly for the Company's disc brake noise damper products, Polycore Composites, Specular+, and solar control and safety window film. As a percent of net sales, direct export sales represented 10%, 11%, and 8% in fiscal 1998, 1997, and 1996, respectively.

  The Company has certain distribution agreements and licensing and royalty agreements with agents and companies in Europe, Latin America, and the Far East that cover disc brake noise dampers, Polycore Composites, and lighting products. These agreements provide the Company with opportunities for market expansion in those geographic areas.

  Approximately 39% of the specialty films' products are sold to international markets directly or through domestic distributors. The Company believes that international shipments will continue to grow with the expansion of its distribution network through strategic acquisitions and as emerging markets increasingly realize the energy saving and ultraviolet light blocking benefits this product provides.

  The Company is pursuing a variety of other business relationships, including direct sales, distribution agreements, licensing, and other forms of partnering to increase its international sales and expand its international presence.

Marketing and Sales
-------------------

  The Company markets its hot-dipped galvanizing, laminates and composites, and coil coating products, services, and technologies primarily through its in-house sales organization and also through independent distributors, agents, and licensees. The Company focuses its sales efforts on manufacturers, but also sells to steel mills and their intermediaries, metal service centers, and metal brokers. BSC and Inland are currently the primary marketing partners for EG steel. The Company sells its specialty films' products primarily through its internal distribution network, as well as domestic and international distributors. All of the Company's selling activities are supported by technical service departments that aid the customer in the choice of available materials and their use in the customer's manufacturing process.

  The Company estimates that customers in the original equipment and aftermarket segment of the transportation industry were the end-users for approximately 48%, 52%, and 53% of MSC's net sales in fiscal 1998, 1997, and 1996, respectively. Due to concentration in the automobile industry, the Company believes that sales to other individual automobile companies, including indirect sales, are significant.

  The Company is a party to a ten year tolling agreement in which MSC agrees to provide AK Steel Corporation ("AKS") with coil coating and other ancillary services from the Middletown, Ohio facility until June 2003. For calendar year 1997, MSC was required to provide AKS with 52% of the facility's capacity. The balance of capacity is being marketed by the Company's sales force and shifting production from other MSC plants that, at times, reach their capacity.

  The Company's backlog of orders as of February 28, 1998, was approximately $79.3 million, all of which is expected to be filled during the remainder of the current fiscal year. The Company's backlog was approximately $48.5 million as of February 28, 1997.

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


Environmental Matters
---------------------

  The Company is subject to federal, state, and local environmental laws. As a result of these laws, the Company has incurred, and will continue to incur in the future, capital expenditures and operating costs and charges. The Company is involved in two Superfund sites located in Gary and Kingsbury, Indiana. Although the ultimate cost of the Company's share of necessary cleanup expenses is not yet known, the Company believes that it is adequately reserved for environmental matters given the information currently available. See Note 5 of the Notes to the Consolidated Financial Statements entitled "Environmental and Legal Matters," on pages 9 and 10 of the Company's annual report, which is incorporated by reference herein. The Company cannot predict the impact of new or changed laws or regulations.

  The Company believes it operates its facilities and conducts its business, in all material respects, in accordance with all environmental laws presently applicable to its facilities. The Company spent approximately $2.2 million in fiscal 1998, and has budgeted approximately $4.3 million during fiscal 1999, for maintenance or installation of environmental controls at the Elk Grove Village, Illinois; Walbridge, Ohio; Morrisville, Pennsylvania; Middletown, Ohio; and San Diego and Richmond, California facilities. See Item 3 "Legal Proceedings" below.


Research and Development
------------------------

  Management estimates that it spent approximately $6.1 million in fiscal 1998 and $6.7 million in fiscal 1997 and 1996 for product and process development activities.

  While it considers its various patents, licenses, and trademarks to be important, it does not believe that the loss of any individual patent, license, or trademark would have a material adverse effect upon its business.

Employees
---------

  At February 28, 1998, the Company had 1,269 full-time employees. Of these, approximately 898 were engaged in manufacturing, 176 in marketing and sales, 136 in administrative and clerical positions, and 59 in process and product development.

  The employees at the San Diego, California; Walbridge, Ohio; and the MSCSF distribution facilities are not represented by a union. Hourly manufacturing employees at Elk Grove Village, Illinois; Morrisville, Pennsylvania; and Middletown, Ohio are covered by separate union contracts expiring in February 2002, November 2000, and May 2002, respectively. Hourly manufacturing employees at Richmond, California are covered by two separate union contracts expiring in March 2000 and January 2003. The Company believes that its relations with its employees are good.



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                     --------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

 The executive officers of the Company as of April 24, 1998, are as follows:


                                                             Position and
            Name                   Age                    Year First Elected
            ----                   ---                    ------------------
Gerald G. Nadig                    52             Chairman, President and Chief Executive
                                                  Officer, MSC since January 1998; previously
                                                  President and Chief Executive Officer, MSC
                                                  since January 1997; previously President and
                                                  Chief Operating Officer, MSC since July 1991.

Thomas E. Moore                    52             Executive Vice President and Chief Operating
                                                  Officer, MSC since May 1997; previously
                                                  Executive Vice President and General
                                                  Manager, MSCWC since 1993.

James J. Waclawik, Sr.             39             Vice President, Chief Financial Officer and
                                                  Secretary, MSC since October 1996;
                                                  previously Vice President and Controller,
                                                  MSC since July 1991.

Frank D. Graziano                  65             Senior Vice President, Technology, MSC since
                                                  July 1991.

Anton F. Vitzthum                  63             Senior Vice President, Manufacturing, MSC
                                                  since March 1994; previously Senior Vice
                                                  President, Operations, PFM since 1990.

Frank J. Lazowski, Jr.             58             Vice President, Human Resources, MSC since
                                                  July 1991.

Robert J. Mataya                   55             Vice President, Business Planning and
                                                  Development, MSC since July 1991.

David J. DeNeve                    29             Controller, MSC since October 1996;
                                                  previously Accounting and Tax Manager, MSC
                                                  since November 1995; previously Financial
                                                  Analyst, MSC since June 1994.

                                                             Position and
            Name                   Age                    Year First Elected
            ----                   ---                    ------------------
David A. Fletcher                   44            President and Chief Operating Officer, MSCSF
                                                  since September 1993; previously Vice
                                                  President, Research and Development, MSCSF
                                                  since 1989.

Ronald L. Millar                    47            Group Vice President and General Manager,
                                                  MSCLC since November 1995; previously Vice
                                                  President, PFM since 1991.

Douglas M. Rose                     48            President, PFM since December 1997.

Edward A. Williams                  39            Group Vice President and General Manager,
                                                  MSCWC since May 1997; previously Plant
                                                  Manager, MSCWC since 1993.

  Prior to joining the Company in 1994, Mr. DeNeve was on the audit staff of Arthur Andersen LLP. Mr. Rose was Executive Vice President, Toyoda Machinery USA, prior to joining the Company and was Senior Vice President, Toyoda Machinery USA from 1991 until 1994. Mr. Williams was Director of Pin Mill Products, National Steel Midwest Division, prior to joining the Company and was Superintendent, Armco Steel Company from 1989 until 1993.



                    [THIS SPACE INTENTIONALLY LEFT BLANK.]
                    --------------------------------------

ITEM 2.   PROPERTIES
-------   ----------

  The Company owns or leases facilities with an aggregate of approximately 1,703,000 square feet of space. The Company considers all of such facilities to be in good operating condition. In addition to the principal physical properties used by the Company in its manufacturing operations as summarized in the table below, the Company leases numerous sales and administrative offices pursuant to short-term leases.

                                          Approximate
                                            Area in                     Lease Expiration
          Location                        Square Feet                    (or Ownership)
          --------                        -----------                    --------------
Elk Grove Village, Illinois                 58,000                            Owner
   Plant No. 1

Elk Grove Village, Illinois                205,000                            Owner
   Plant No. 2

Elk Grove Village, Illinois                233,000                            Owner
   Plant No. 3

Morrisville, Pennsylvania                  121,000                            Owner

Middletown, Ohio                           170,000                            Owner

Richmond, California                       276,000                            Owner
   Plant No. 1

Richmond, California                       203,000                            Owner
   Plant No. 2

San Diego, California                       73,000                            February 2007

Walbridge, Ohio                            311,000                            June 2003(1)

(1) The lease is renewable, at the Company's option, for additional periods totaling 25 years. Since April 1, 1986, this facility has been subleased to the Partnership and the sublease is scheduled to expire on June 30, 1998. MSC and BSC intend to extend the existing terms of the Partnership along with the sublease (see "Galvanizing").

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

  See Note 5 of the Notes to Consolidated Financial Statements entitled "Environmental and Legal Matters," on pages 9 and 10 of the Company's annual report, which is incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS
-------  --------------------------------------------------

  There were no matters submitted to the Company's security owners during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
-------
          RELATED SHAREOWNER MATTERS
          --------------------------

  The Company's common stock, $.02 par value, is listed on the New York Stock Exchange under the symbol "MSC." The table below sets forth, by fiscal quarter, the high and low sales prices of the Company's common stock during its past two fiscal years.


     Fiscal          Fiscal
      Year           Quarter      High         Low
      ----           -------      ----         ---
      1998             1st        17 1/2       13 1/2
                       2nd        16 1/8       14 1/4
                       3rd        16 15/16     13 7/8
                       4th        14 7/16      10 5/16

     Fiscal          Fiscal
      Year           Quarter      High         Low
      ----           -------      ----         ---
      1997             1st        16 7/8      14 1/2
                       2nd        17 1/4      15
                       3rd        18          15 1/8
                       4th        21          15 1/4

  There were 1,140 owners of record of the Company's common stock at the close of business on April 24, 1998. MSC has not paid cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company's business. If business circumstances should change, the Board of Directors may declare and instruct the Company to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

  Reference is made to the information found under the caption "Selected Financial Data" on page 1 of the Company's annual report, which is incorporated by reference herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

  Reference is made to the information found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 4 of the Company's annual report, which is incorporated by reference herein.

  Certain statements in this Form 10-K and in future filings of the Company with the SEC and in the Company's written and oral statements made by or with the approval of an authorized officer of the Company contain, or will contain, various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including assumptions concerning MSC's operations, future results, and prospects, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on MSC's current expectations and are subject to risk and uncertainties which could cause actual results or events to differ materially from those set forth or implied. Examples of forward-looking statements include, but are not limited to, statements regarding the Company's future financial position and results of operations and cash flows (including future capital expenditures and anticipated debt levels and strategies for growth), plans, and objectives. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include, but are not limited to, (i) successful development and market introduction of anticipated new products and technologies; (ii) competitive factors and competitor's responses to MSC's initiatives; (iii) changes in the current and future business environment; (iv) adverse changes in government laws and regulations applicable to the Company; (v) continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates; (vi) the stability of governments and business conditions inside and outside the United States which may affect successful penetration of the Company's products; (vii) the health of the automobile and durable goods industries; (viii) environmental risks associated with the manufacturing operations of the Company; (ix) the loss of one or more significant customers of the Company; (x) risks associated with the termination of the Partnership in June 1998; and (xi) increases in the price of raw and other material inputs used by the Company that cannot be passed on to its customers. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as the result of new information, future events, or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

  (a) The Consolidated Statements of Income for the years ended February 28, 1998 and 1997 and February 29, 1996, Consolidated Statements of Changes in Shareowners' Equity for the years ended February 28, 1998 and 1997, and February 29, 1996, Consolidated Balance Sheets as of February 28, 1998 and 1997, Consolidated Statements of Cash Flows for the years ended

February 28, 1998 and 1997 and February 29, 1996, Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, set forth on pages 5 through 16 of the Company's annual report, are incorporated by reference herein.

  (b) The unaudited selected quarterly financial data is set forth in Note 13 of the Notes to Consolidated Financial Statements under the caption "Selected Quarterly Results of Operations (Unaudited)" on page 15 of the Company's annual report, which is incorporated by reference herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

  Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

  Reference is made to the information found under the caption "Election of Directors" on pages 2 through 5 of the Company's proxy statement for the 1998 annual meeting of shareowners ("proxy statement"), all of which is incorporated by reference herein, for information on the directors of the Company. Reference is made to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 14 of the proxy statement, all of which is incorporated herein by reference. Reference is made to Part I of this report for information on the executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------
          HOLDERS AND MANAGEMENT
          ----------------------

  Reference is made to the information under the captions "Security Ownership of Management of the Company" and "Information with Respect to Certain Shareowners" set forth on pages 5 and 6 of the proxy statement, all of which is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

  Reference is made to the information under the caption "Employment and Other Agreements" set forth on page 13 of the proxy statement, all of which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
--------
          REPORTS ON FORM 8-K
          -------------------

 (A) FINANCIAL STATEMENTS AND SCHEDULES OF THE COMPANY

      I   Financial Statements of the Company.  Incorporated herein by reference
          -----------------------------------
          to pages 5 through 16 of the Company's annual report.

              (i) Consolidated Statements of Income for the years ended February 28 or 29, 1998, 1997, and 1996
              (ii) Consolidated Statements of Changes in Shareowners' Equity for the years ended February 28 or 29, 1998, 1997, and 1996
              (iii)  Consolidated Balance Sheets - February 28, 1998 and 1997
              (iv) Consolidated Statements of Cash Flows for the years ended February 28 or 29, 1998, 1997, and 1996
              (v)    Notes to Consolidated Financial Statements
              (vi)   Report of Independent Public Accountants

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

  (B) REPORTS ON FORM 8-K

  On December 30, 1997, the Company filed a Form 8-K regarding the acquisition of Colorstrip, Inc. and other matters.

  On February 27, 1998, the Company filed a Form 8-K/A regarding the audited historical financial statements and proforma financial information for the acquisition of Colorstrip, Inc.

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

    2(g) Coating Agreement dated as of October 15, 1984, by and between Inland Steel Company and Walbridge Coatings, An Illinois Partnership.(1)

    2(h) Amendments to Definitive Agreements dated as of March 31, 1986, among EGL Steel Inc., Inland Steel Electrogalvanizing Corporation, Pre Finish Metals (EG) Incorporated, Bethlehem Steel Corporation, Inland Steel Company, Pre Finish Metals Incorporated and Material Sciences Corporation.(5)

    2(i) Further Amendments to Definitive Agreements dated as of July 24, 1986, among EGL Steel Inc., Inland Steel Electrogalvanizing Corporation, Pre Finish Metals (EG) Incorporated, Bethlehem Steel Corporation, Inland Steel Company, Inland Steel Industries, Inc., Pre Finish Metals Incorporated and Material Sciences Corporation.(3)

       Exhibit
       Number             Description of Exhibit
       ------             ----------------------

        2(j) Further Amendments to Definitive Agreements dated as of April 23, 1992, among EGL Steel Inc., Inland Steel Electrogalvanizing Corporation, Pre Finish Metals (EG) Incorporated, Bethlehem Steel Corporation, Inland Steel Company, Inland Steel Industries, Inc., Pre Finish Metals Incorporated and Material Sciences Corporation.(6)

        2(k) Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(12)

        3(a)              Registrant's Restated Certificate of
                          Incorporation.(11)

        3(b) Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(7)

        3(c)              Registrant's By-laws, as amended.(5)

        4(a) Credit Agreement, dated as of December 12, 1997, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.(12)

        4(b) First Amendment dated as of April 30, 1998, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.

        4(c) Note Agreement dated as of February 15, 1997, by and among the Registrant and the purchasers described on
                          Schedule I attached thereto.(10)

        4(d) Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on
                          Schedule I attached thereto.

        4(e) First Amendment to Note Agreement dated as of January 23, 1998 among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.

      Exhibit
      Number              Description of Exhibit
      ------              ----------------------

       4(f) Second Amendment to Note Agreement dated as of February 27, 1998 among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.

       4(g) Option Agreement dated as of February 26, 1998, between the Registrant and Stern Stewart & Co.


       4(h) Rights Agreement dated as of June 20, 1996, between Material Sciences Corporation and Chase Mellon Shareholder Services, L.L.C. as Rights Agent.(7)

                          There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

      10(a)               Material Sciences Corporation Stock Purchase Plan. (1)

      10(b)               Material Sciences Corporation Supplemental Pension
                          Plan.(1)

      10(c)               Material Sciences Corporation Employee Stock Purchase
                          Plan.(5)

      10(d) Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(5)

      10(e) Material Sciences Corporation 1985 Stock Option Plan for Directors.(5)

      10(f) Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(8)

      10(g) Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(5)

      10(h) Material Sciences Corporation 1991 Stock Option Plan for Directors.(5)

     Exhibit
     Number               Description of Exhibit
     ------               ----------------------

     10(i)                Material Sciences Corporation Directors Deferred
                          Compensation Plan.(5)

     10(j) Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(9)

     10(k) Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(5)

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

     Exhibit
     Number               Description of Exhibit
     ------               ----------------------

     10(t) Amended and Restated Credit Facility Agreement dated as of July 23, 1986, between Walbridge Coatings, An Illinois Partnership, and Creditanstalt-Bankverein, including the related guaranties by Material Sciences Corporation and Pre Finish Metals Incorporated.(3)

     10(u) Amendment and Consent Agreement dated as of April 23, 1992, among Walbridge Coatings, An Illinois Partnership, Bethlehem Steel Corporation, EGL Steel, Inc., Inland Steel Industries, Inc., Inland Steel Company, Inland Steel Electrogalvanizing Corporation, Material Sciences Corporation, Pre Finish Metals Incorporated, Pre Finish Metals (EG) Incorporated, and Creditanstalt-Bankverein, amending the Term Loan Agreement dated as of July 23, 1986, as amended on March 31, 1987, and amending the Amended and Restated Credit Facility Agreement dated as of July 23, 1986, including the related guaranties by Material Sciences Corporation and Pre Finish Metals Incorporated.(6)

     10(v) Form of Standstill Agreement dated as of January 29, 1986, among Material Sciences Corporation, Richard L. Burns and Joyce Burns.(5)

     10(w) Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(6)

     10(x) Severance Benefits Agreement, dated October 22, 1996 between Material Sciences Corporation and James J. Waclawik, Sr.(10)

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

   (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-00828), which was filed on October 11, 1985.

   (3) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1989 (File No. 1-
            8803).

   (4) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1994 (File No. 1-8803).

   (5) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991 (File No. 1-
            8803).

   (6) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 29, 1992 (File No. 1-
            8803).

   (7) Incorporated by reference to the Registrant's Form 8-A filed on June 25, 1996 (File No. 1-8803).

   (8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.

   (9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.

   (10) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1997 (File No. 1-
            8803).

   (11) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).

   (12) Incorporated by reference to the Registrant's Form 8-K filed on December 30, 1997 (File No. 1-8803).

   (13) Appears only in the electronic filing of this report with the Securities and Exchange Commission.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MATERIAL SCIENCES CORPORATION

                              By: /s/  Gerald G. Nadig
                                 --------------------------------------
                                 Gerald G. Nadig
                                 Chairman, President and Chief Executive Officer

Date:  May 22, 1998

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on May 22, 1998.

           Signature                           Title
           ---------                           -----

/s/ Gerald G. Nadig                     Chairman, President and Chief Executive Officer and Director
--------------------------------
    Gerald G. Nadig                     (Principal Executive Officer)

/s/ James J. Waclawik, Sr.              Vice President, Chief Financial Officer and Secretary
--------------------------------
    James J. Waclawik, Sr.              (Principal Financial Officer)

/s/ David J. DeNeve                     Controller
--------------------------------
    David J. DeNeve                     (Principal Accounting Officer)

/s/ Jerome B. Cohen                     Director
--------------------------------
    Jerome B. Cohen

/s/ Roxanne J. Decyk                    Director
--------------------------------
    Roxanne J. Decyk

/s/ Eugene W. Emmerich                  Director
--------------------------------
    Eugene W. Emmerich

/s/ G. Robert Evans                     Director
--------------------------------
    G. Robert Evans

/s/ E. F. Heizer, Jr.                   Director
--------------------------------
    E. F. Heizer, Jr.

/s/ Irwin P. Pochter                    Director
--------------------------------
    Irwin P. Pochter

/s/ Howard B. Witt                      Director
--------------------------------
    Howard B. Witt

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

                          ANNUAL REPORT ON FORM 10-K

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
-------
          REPORTS ON FORM 8-K
          -------------------

(A)  FINANCIAL STATEMENTS AND SCHEDULES OF THE COMPANY

       I    Financial Statements of the Company.  Incorporated herein by
            -----------------------------------
            reference to pages 5 through 16 of the Company's annual report.

            (i) Consolidated Statements of Income for the years ended February 28 or 29, 1998, 1997, and 1996
            (ii) Consolidated Statements of Changes in Shareowners' Equity for the years ended February 28 or 29, 1998, 1997 and 1996
            (iii)  Consolidated Balance Sheets -February 28, 1998 and 1997
            (iv) Consolidated Statements of Cash Flows for the years ended February 28 or 29, 1998, 1997, and 1996
            (v)    Notes to Consolidated Financial Statements
            (vi)   Report of Independent Public Accountants

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

         2(g) Coating Agreement dated as of October 15, 1984, by and between Inland Steel Company and Walbridge Coatings, An Illinois Partnership.(1)

         2(h) Amendments to Definitive Agreements dated as of March 31, 1986, among EGL Steel Inc., Inland Steel Electrogalvanizing Corporation, Pre Finish Metals (EG) Incorporated, Bethlehem Steel Corporation, Inland Steel Company, Pre Finish Metals Incorporated and Material Sciences Corporation.(5)

        Exhibit
        Number            Description of Exhibit
        ------            ----------------------

         2(i) Further Amendments to Definitive Agreements dated as of July 24, 1986, among EGL Steel Inc., Inland Steel Electrogalvanizing Corporation, Pre Finish Metals (EG) Incorporated, Bethlehem Steel Corporation, Inland Steel Company, Inland Steel Industries, Inc., Pre Finish Metals Incorporated and Material Sciences Corporation.(3)

         2(j) Further Amendments to Definitive Agreements dated as of April 23, 1992, among EGL Steel Inc., Inland Steel Electrogalvanizing Corporation, Pre Finish Metals (EG) Incorporated, Bethlehem Steel Corporation, Inland Steel Company, Inland Steel Industries, Inc., Pre Finish Metals Incorporated and Material Sciences Corporation.(6)

         2(k) Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(12)

         3(a)             Registrant's Restated Certificate of
                          Incorporation.(11)

         3(b) Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(7)

         3(c)             Registrant's By-laws, as amended.(5)

         4(a) Credit Agreement, dated as of December 12, 1997, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.(12)

         4(b) First Amendment dated as of April 30, 1998, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.

         4(c) Note Agreement dated as of February 15, 1997, by and among the Registrant and the purchasers described on
                          Schedule I attached thereto.(10)

         4(d) Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on
                          Schedule I attached thereto.

        Exhibit
        Number            Description of Exhibit
        ------            ----------------------

         4(e) First Amendment to Note Agreement dated as of January 23, 1998 among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.

         4(f) Second Amendment to Note Agreement dated as of February 27, 1998 among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.

         4(g) Option Agreement dated as of February 26, 1998, between the Registrant and Stern Stewart & Co.

         4(h) Rights Agreement dated as of June 20, 1996, between Material Sciences Corporation and Chase Mellon Shareholder Services, L.L.C. as Rights Agent.(7)

                          There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

        10(a)             Material Sciences Corporation Stock Purchase Plan. (1)

        10(b)             Material Sciences Corporation Supplemental Pension
                          Plan.(1)

        10(c)             Material Sciences Corporation Employee Stock Purchase
                          Plan.(5)

        10(d) Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(5)

        10(e) Material Sciences Corporation 1985 Stock Option Plan for Directors.(5)

        Exhibit
        Number         Description of Exhibit
        ------         ----------------------

         10(f) Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(8)

         10(g) Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(5)

         10(h) Material Sciences Corporation 1991 Stock Option Plan for Directors.(5)

         10(i) Material Sciences Corporation Directors Deferred Compensation Plan.(5)

         10(j) Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(9)

         10(k) Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(5)

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

        Exhibit
        Number         Description of Exhibit
        ------         ----------------------

         10(r) Term Loan Agreement dated as of July 23, 1986, among Walbridge Coatings, An Illinois Partnership, Creditanstalt-Bankverein (New York Branch) and The Toledo Trust Company, including the related guaranties by Material Sciences Corporation and Pre Finish Metals Incorporated.(3)

         10(s) Amendment No. 1 to Term Loan Agreement dated as of March 31, 1987, among Walbridge Coatings, An Illinois Partnership, Creditanstalt-Bankverein (New York Branch) and The Toledo Trust Company.(3)

         10(t) Amended and Restated Credit Facility Agreement dated as of July 23, 1986, between Walbridge Coatings, An Illinois Partnership, and Creditanstalt-Bankverein, including the related guaranties by Material Sciences Corporation and Pre Finish Metals Incorporated.(3)

         10(u) Amendment and Consent Agreement dated as of April 23, 1992, among Walbridge Coatings, An Illinois Partnership, Bethlehem Steel Corporation, EGL Steel, Inc., Inland Steel Industries, Inc., Inland Steel Company, Inland Steel Electrogalvanizing Corporation, Material Sciences Corporation, Pre Finish Metals Incorporated, Pre Finish Metals (EG) Incorporated, and Creditanstalt-Bankverein, amending the Term Loan Agreement dated as of July 23, 1986, as amended on March 31, 1987, and amending the Amended and Restated Credit Facility Agreement dated as of July 23, 1986, including the related guaranties by Material Sciences Corporation and Pre Finish Metals Incorporated.(6)

         10(v) Form of Standstill Agreement dated as of January 29, 1986, among Material Sciences Corporation, Richard L. Burns and Joyce Burns.(5)

         10(w) Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(6)

         10(x) Severance Benefits Agreement, dated October 22, 1996 between Material Sciences Corporation and James J. Waclawik, Sr.(10)

        Exhibit
        Number         Description of Exhibit
        ------         ----------------------

          21           Subsidiaries of the Registrant.

          23           Consent of Arthur Andersen LLP.

          27           Financial Data Schedule.(13)

_________________

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

     (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-00828), which was filed on October 11, 1985.

     (3) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1989 (File No. 1-
            8803).

     (4) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1994 (File No. 1-8803).

     (5) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1991 (File No. 1-
            8803).

     (6) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 29, 1992 (File No. 1-
            8803).

     (7) Incorporated by reference to the Registrant's Form 8-A filed on June 25, 1996 (File No. 1-8803).

     (8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.

     (9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.

     (10) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1997 (File No. 1-
            8803).

     (11) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).

     (12) Incorporated by reference to the Registrant's Form 8-K filed on December 30, 1997 (File No. 1-8803).

     (13) Appears only in the electronic filing of this report with the Securities and Exchange Commission.


                     [THIS SPACE INTENTIONALLY LEFT BLANK]
                     -------------------------------------

                         MATERIAL SCIENCES CORPORATION

                            Supplemental Schedules

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     WITH RESPECT TO SUPPLEMENTAL SCHEDULE
                          TO THE FINANCIAL STATEMENTS



To the Shareowners and Board of Directors of Material Sciences Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Material Sciences Corporation 1998 Annual Report to Shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated April 15, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The supplemental financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                             /s/   ARTHUR ANDERSEN LLP
                                             -------------------------
                                                   ARTHUR ANDERSEN LLP


Chicago, Illinois
April 15, 1998

                                  SCHEDULE II


                MATERIAL SCIENCES CORPORATION AND SUBSIDIARIES


                       RESERVE FOR RECEIVABLE ALLOWANCES
                                (in thousands)

                                                                       Additions
                                           ---------------------------------------------------------------
                            Balance at     Charged to        Charged      Reclassifications      Deductions        Balance at
                            beginning       costs and       to other             and                from             end of
                             of year         expense        accounts        Acquisitions          reserve             year
                        ----------------  -------------   ------------    -----------------    --------------    --------------
        1996
--------------------
Receivable Allowances          $   3,628     $    6,612       $     -            $    1,934      ($    7,767)         $   4,407
                        ================  =============   ============    =================    ==============    ==============
        1997
--------------------
Receivable Allowances          $   4,407     $    4,132       $     -            $        -      ($    6,268)         $   2,271
                        ================  =============   ============    =================    ==============    ==============
        1998
--------------------
Receivable Allowances          $   2,271     $   11,980       $     -            $    1,354       ($  10,820)         $   4,785
                        ================  =============   ============    =================    ==============    ==============

The activity in the Receivable Allowances account includes the Company's bad debt, claim, and scrap allowance.