Form 10-Q
period 1998-05-31
MATERIAL SCIENCES CORP
filed 1998-07-15
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1998
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

As of July 13, 1998, there were outstanding 15,406,106 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For The Quarter Ended May 31, 1998



                        PART I. FINANCIAL INFORMATION



Item 1. Financial Statements
----------------------------

 (a)  Financial statements of Material Sciences Corporation and Subsidiaries

 (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income
Material Sciences Corporation and Subsidiaries

                                                     Three Months Ended
                                                           May 31,
(In thousands, except per share data)                  1998       1997
---------------------------------------------------  --------   --------
Net Sales(1)                                         $112,883   $ 73,096
Cost of Sales                                          93,773     55,505
                                                     --------   --------
Gross Profit                                         $ 19,110   $ 17,591
Selling, General and Administrative
 Expenses                                              13,701     13,202
                                                     --------   --------
Income from Operations                               $  5,409   $  4,389
                                                     --------   --------
Other (Income) and Expense:
 Interest Income                                     $    (71)  $    (29)
 Interest Expense                                       3,290      1,013
 Equity in Results of Partnership                         (45)      (502)
 Other, Net                                              (428)      (260)
                                                     --------   --------
  Total Other Expense, Net                           $  2,746   $    222
                                                     --------   --------
Income Before Income Taxes                           $  2,663   $  4,167

Income Taxes                                            1,025      1,605
                                                     --------   --------
Net Income(6)                                        $  1,638   $  2,562
                                                     ========   ========

Net Income Per Share(7):
  Basic                                              $   0.11   $   0.17
                                                     ========   ========
  Diluted                                            $   0.11   $   0.17
                                                     ========   ========

       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                     May 31,     February 28,
(In thousands)                                                        1998           1998
-------------------------------------------------------------       ---------    ------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                       $   4,709      $   3,625
    Receivables:
      Trade, Less Reserves of $4,155 and $4,785, Respectively (2)      48,216         53,536
      Current Portion of Partnership Note                                   -            380
      Income Taxes                                                      1,694          2,391
    Prepaid Expenses                                                    3,888          3,080
    Inventories                                                        57,280         60,892
    Prepaid Taxes                                                       1,944          1,944
                                                                    ---------      ---------
      Total Current Assets                                          $ 117,731      $ 125,848
                                                                    ---------      ---------

  Gross Property, Plant and Equipment                               $ 366,275      $ 363,004
  Accumulated Depreciation and Amortization                          (113,664)      (106,405)
                                                                    ---------      ---------
      Net Property, Plant and Equipment                             $ 252,611      $ 256,599
                                                                    ---------      ---------

  Other Assets:
    Investment in Partnership                                       $  11,239      $  10,842
    Intangible Assets, Net                                             23,978         24,142
    Other                                                               1,069            643
                                                                    ---------      ---------
      Total Other Assets                                            $  36,286      $  35,627
                                                                    ---------      ---------
      Total Assets                                                  $ 406,628      $ 418,074
                                                                    =========      =========

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                               $   2,971      $   3,410
    Accounts Payable                                                   44,723         43,040
    Accrued Payroll Related Expenses                                    7,554         10,300
    Accrued Expenses                                                   10,594          8,768
                                                                    ---------      ---------
      Total Current Liabilities                                     $  65,842      $  65,518
                                                                    ---------      ---------

  Long-Term Liabilities:
    Deferred Income Taxes                                           $  13,140      $  13,012
    Long-Term Debt, Less Current Portion                              173,551        187,563
    Accrued Superfund Liability                                         3,350          3,350
    Other                                                               7,850          7,747
                                                                    ---------      ---------
      Total Long-Term Liabilities                                   $ 197,891      $ 211,672
                                                                    ---------      ---------

Shareowners' Equity:
  Preferred Stock (3)                                               $       -      $       -
  Common Stock (4)                                                        328            327
  Additional Paid-In Capital                                           52,859         52,253
  Treasury Stock at Cost (5)                                           (8,545)        (8,545)
  Retained Earnings                                                    98,521         96,883
  Cumulative Translation Adjustment (6)                                  (268)           (34)
                                                                    ---------      ---------
      Total Shareowners' Equity                                     $ 142,895      $ 140,884
                                                                    ---------      ---------
      Total Liabilities and Shareowners' Equity                     $ 406,628      $ 418,074
                                                                    =========      =========

       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
Material Sciences Corporation and Subsidiaries

                                                                            Three Months Ended
                                                                                  May 31,
(In thousands)                                                               1998        1997
------------------------------------------------------------------------   --------    --------
Cash Flows From:
Operating Activities:
Net Income                                                                 $  1,638    $  2,562
Adjustments to Reconcile Net Income to Net Cash Provided By
    (Used In) Operating Activities:
    Depreciation and Amortization                                             7,883       4,680
    Provision (Benefit) for Deferred Income Taxes                               128         (42)
    Compensatory Effect of Stock Plans                                           96          83
    Other, Net                                                                 (170)       (504)
                                                                           --------    --------
        Operating Cash Flow Prior to Changes in Assets and Liabilities     $  9,575    $  6,779
                                                                           --------    --------

Changes in Assets and Liabilities:
    Receivables                                                            $  5,526    $ (1,853)
    Income Taxes Receivable                                                     697       1,249
    Prepaid Expenses                                                           (808)       (868)
    Inventories                                                               3,612        (969)
    Accounts Payable                                                          1,100      (2,062)
    Accrued Expenses                                                           (787)     (2,559)
    Other, Net                                                                   (1)         54
                                                                           --------    --------
        Cash Flow from Changes in Assets and Liabilities                   $  9,339    $ (7,008)
                                                                           --------    --------
            Net Cash Provided By (Used In) Operating Activities            $ 18,914    $   (229)
                                                                           --------    --------

Investing Activities:
Capital Expenditures, Net                                                  $ (3,224)   $ (8,195)
Investment in Partnership                                                      (352)       (545)
Other Long-Term Assets                                                         (426)         48
                                                                           --------    --------
            Net Cash Used In Investing Activities                          $ (4,002)   $ (8,692)
                                                                           --------    --------

Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                              $ 50,600    $(10,100)
Proceeds from Senior Notes                                                        -      20,000
Payments to Settle Debt                                                     (64,929)       (740)
Purchase of Treasury Stock                                                        -      (1,027)
Sale of Common Stock                                                            511         705
                                                                           --------    --------
            Net Cash Provided By (Used In) Financing Activities            $(13,818)   $  8,838
                                                                           --------    --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents               $    (10)   $      -
                                                                           --------    --------

Net Increase (Decrease) in Cash                                            $  1,084    $    (83)
Cash and Cash Equivalents at Beginning of Period                              3,625       2,116
                                                                           --------    --------
Cash and Cash Equivalents at End of Period                                 $  4,709    $  2,033
                                                                           ========    ========

The Changes in Assets and Liabilities above for the quarter ended May 31, 1998, are net of assets and liabilities acquired.

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION



The data for the three months ended May 31, 1998 and 1997 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1998 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1999 presentation.

(1) During the three month periods ending May 31, 1998 and 1997, the Company derived approximately 12.3% and 20.3%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $354 at May 31, 1998 and $2,461 at February 28, 1998.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 16,385,754 Shares Issued and 15,406,106 Shares Outstanding at May 31, 1998 and 16,336,694 Shares Issued and 15,357,046 Shares Outstanding at February 28, 1998.

(5)  Treasury Stock at Cost; 979,648 Shares at May 31, 1998 and February 28,
     1998.

(6)  Comprehensive Income:
                                                 Three Months Ended May 31,
                                                 --------------------------
                                                    1998              1997
                                                    ----              ----
     Net Income                                    $1,638            $2,562
     Other Comprehensive Income:
       Foreign Currency Translation Adjustments,
        Net of Tax                                   (144)                -
                                                   ------            ------
     Comprehensive Income                          $1,494            $2,562
                                                   ======            ======

 (7)  Net Income Per Share:

                                                         Three Months Ended May 31,
                                                         --------------------------
                                                           1998             1997
                                                           ----             ----
      Net Income                                        $     1,638      $     2,562
                                                        ===========      ===========
      Net Income Per Share:
         Basic                                          $      0.11      $      0.17
                                                        ===========      ===========
         Diluted                                        $      0.11      $      0.17
                                                        ===========      ===========
      Weighted Average Number of Common
         Shares Outstanding Used for Basic Net
         Income Per Share                                15,290,000       15,157,000
      Diluted Common Stock Options                           83,781          317,603
                                                        -----------      -----------
      Weighted Average Number of Common
         Shares Outstanding Plus Dilutive Common
         Stock Options                                   15,373,781       15,474,603
                                                        ===========      ===========
      Outstanding Common Stock Options Having
         No Dilutive Effect                               1,495,365        1,413,589
                                                        ===========      ===========


Summarized Income Statement Information
Walbridge Coatings, An Illinois Partnership




                                                    Three Months Ended
                                                         May 31,
(In thousands)                                      1998          1997
-------------------------------------------     ------------  ------------
Net Revenues                                         $16,350       $18,335

Gross Profit                                           1,303         1,623

Income from Operations                                 1,162           871

Net Income                                               474           682


NOTE: The Net Income shown above does not directly correlate to the Equity in Results of Partnership shown in the Company's Statement of Income due to certain contractual allocation requirements of the Partnership. The Company's primary financial benefit from participation in the Partnership is in the form of revenues from operating the Walbridge, Ohio facility. These revenues are included in the Company's net sales.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended May 31, 1998


                         PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (In thousands)
----------------------------

Material Sciences Corporation ("MSC" or "Company") operates in one business segment comprised of the following four product groups: coil coating, galvanizing, laminates and composites, and specialty films. The following table provides a summary of net sales and the percent of net sales of MSC's product groups.



Net Sales Summary                             Quarter Ended May 31,
---------------------          --------------------------------------------------
                                       1998                         1997
                               ---------------------        ---------------------
Product Group:                 Dollars      Percent         Dollars      Percent
                               --------     --------        --------     --------
  Coil Coating                 $ 36,236        32.1%        $ 29,727        40.7%
  Galvanizing                    48,310        42.8%          14,873        20.3%
  Laminates and Composites       17,158        15.2%          17,086        23.4%
  Specialty Films                11,179         9.9%          11,410        15.6%
                               --------     --------        --------     --------
                               $112,883       100.0%        $ 73,096       100.0%
                               ========     ========        ========     ========

RESULTS OF OPERATIONS
---------------------

Net Sales

Net sales in the first quarter of fiscal 1999 increased 54.4% to $112,883 from $73,096 in the same period last year primarily due to the incremental sales from the Colorstrip, Inc. ("Colorstrip") acquisition completed in the fourth quarter of fiscal 1998. Comparable sales for the quarter, excluding Colorstrip, were $74,269, 1.6% above the first quarter of fiscal 1998. Sales of coil coating products increased by 21.9% (7.9% excluding Colorstrip) and laminates and composites increased 0.4%. Galvanizing sales increased 224.8%, but decreased 6.9% when excluding the impact of the Colorstrip acquisition. Specialty films sales decreased by 2.0% compared to last fiscal year.

Coil Coating

Coil coating sales during the first quarter of fiscal 1999 grew 21.9% (7.9% excluding Colorstrip) to $36,236 from $29,727 in the same quarter last year. Significant growth in shipments to the building market were somewhat offset by declines in sales to the transportation, swimming pool, and appliance markets. Capacity utilization for the first quarter of fiscal 1999 was 76%. Industry demand for coil coating products has not grown as quickly as supply, and this has impacted the Company's ability to sustain or increase prices in certain geographic areas.

Galvanizing

The galvanizing market is served by MSC with two major materials in coil form, electrogalvanized (primarily automotive) and hot-dipped galvanized (primarily building products) coated products. MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("BSC") and, until June 30, 1998, Inland Steel Industries, Inc. ("Inland"). As of June 30, 1998, Inland sold its interest in the Partnership to BSC and entered into a long-term toll processing agreement with the Partnership ending December 31, 2001. The hot-dipped market is served through MSC Pinole Point Steel Inc. ("Pinole Point"), a subsidiary formed as part of the Colorstrip acquisition. Galvanizing sales increased 224.8% to $48,310 from $14,873 in the prior year. Excluding Colorstrip, galvanizing sales decreased 6.9% from the first quarter last year.

MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. BSC and, until June 30, 1998, Inland are primarily responsible for the sales and marketing activities of the Partnership. Through June 30, 1998, the sales and marketing responsibilities of the Partnership are split between BSC and Inland at approximately 76% and 24%, respectively. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 12.3% and 20.3% of the Company's net sales in the first three months of fiscal 1999 and 1998, respectively. During the first quarter of fiscal 1999, as well as last fiscal year, the profitability for operating the facility was higher than MSC's overall operating results due in large part to depreciation related to significant capital investments in the coil coating and specialty films areas during last fiscal year. Under the equity method of accounting, the Company includes its portion of the Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement. MSC and BSC have extended the existing terms of the Partnership on a month-to-month basis while negotiating a long-term arrangement. The Company believes that the fair market value of its investment in the Partnership is greater than the $11,239 recorded in the Consolidated Balance Sheets.

MSC's electrogalvanizing sales in the first quarter of fiscal 1999 decreased 6.9% over the first quarter last year. The decrease in sales was a result of lower shipments to Ford Motor Company, as well as inventory adjustments at other automotive manufacturers. In addition, the planned annual maintenance shutdown was moved to the first quarter compared to the second quarter of last fiscal year. Capacity utilization for electrogalvanizing in the first quarter of fiscal 1999 was 79% versus 93% in the first quarter last year.

Hot-dipped galvanizing sales were $34,461 for the first quarter of fiscal 1999. Due to the increasingly competitive environment, pricing pressure from the Asian market, as well as unusually wet weather on the West Coast, sales were less than the comparable pre-acquisition period a year ago. Capacity utilization was 59% for the first quarter this year.

Laminates and Composites

During the first quarter of fiscal 1999, laminates and composites sales of $17,158 were flat with the same quarter last year. Sales of Polycore Composites(R) increased slightly as gains in appliance and computer materials were offset by a decrease in automotive applications. Disc brake noise damper sales increased with growth in both original equipment manufacturer ("OEM") and replacement market sales. A continuing decline in the reflective lighting market contributed to the lower Specular+(R) sales for the quarter.

Specialty Films

Sales of specialty films products decreased 2.0% to $11,179 in the first three months of this year compared to $11,410 in the same period last year. Good gains were made in the industrial films segment due to higher shipments of photoreceptor belt material used in paper copiers, films used to manufacture digital imaging printing plates, and other sputtered materials. This increase was offset by lower shipments of window film products. Capacity utilization for specialty films was 69% for the first quarter.

Gross Profit

The Company's gross profit margin was 16.9% in the first quarter of fiscal 1999 as compared to 24.1% in the same period last year. The decrease in gross profit margin for the quarter was primarily due to the impact of selling a package hot-dipped galvanized product (both substrate and coating components are included in sales and cost of sales). In addition, improvements in production efficiencies were offset by an increase in depreciation expense and the impact of a more competitive pricing environment.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were 12.1% of sales in the first quarter of fiscal 1999 as compared to 18.1% of sales for the same period last fiscal year. The decrease in SG&A was largely due to the increase in sales from the Colorstrip acquisition and the

Company's cost reduction program implemented in the fourth quarter of last year. Also, the first quarter of fiscal 1998 included approximately $500 of one-time expenses.

Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net was expense of $2,746 in the first three months of fiscal 1999 compared to $222 of expense for the first quarter of fiscal 1998. Interest expense increased $2,277 due to additional debt related to the Company's increase in capital expenditures in fiscal 1998 and the Colorstrip acquisition. In addition, Equity in Results of Partnership declined to income of $45 for the first quarter of this fiscal year compared to $502 last year due to a decline in third party sales. MSC's effective income tax rate was approximately 38.5% during the first quarter of fiscal 1999 and fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of fiscal 1999, MSC generated $18,914 of cash from operating activities compared to utilizing $229 in the first quarter last year. The increase in cash generation is due mainly to significant improvements in working capital, as well as higher depreciation and amortization compared to the prior year, slightly offset by lower net income. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased to $13,765 for the first quarter of fiscal 1999 compared to $9,831 for the same quarter last year.

MSC's capital expenditures during the first quarter of fiscal 1999 were $3,224 compared with $8,195 in the same period last fiscal year. The prior fiscal quarter included higher spending for increasing capacity in the coil coating and specialty films areas.

Total debt for MSC decreased at May 31, 1998, to $176,522 from $190,973 at fiscal year end due mainly to the significant improvements in working capital and lower capital expenditures. As of May 31, 1998, the Company maintains two committed lines of credit totaling $100,000. There was $55,100 outstanding under the lines of credit as of May 31, 1998, versus $4,500 as of February 28, 1998. The Company has executed letters of credit totaling $4,740 against these lines leaving available lines of credit of $40,160 at May 31, 1998. On April 3, 1998, the Company paid the entire balance of the seller note ($64,082), along with accrued interest, issued in connection with the Colorstrip acquisition. The Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.

On May 19, 1998, the Company announced the signing of a letter of intent to form a joint venture with N.V. Bekaert S.A. for the research and development, manufacture, and sale of sputtered film. The transaction is subject to completion of satisfactory due diligence and negotiation and execution of a definitive agreement. There can be no assurance that the definitive agreement will be executed or that the transaction will be consummated.

In the first quarter of fiscal 1999, approximately 28% of the Company's net sales were concentrated with customers in the automotive industry, of which 38% can be directly or indirectly related to General Motors. If the recent General Motors' strike continues, it will have an impact on operating results to a greater extent than the Company's consolidated historical operating results due to the value-added nature of the products sold to General Motors.

The Company has a capital lease obligation, which was $2,992 as of May 31, 1998, relating to a facility which the Company subleases to the Partnership. In addition, throughout the term of the Partnership, the Company is contingently responsible for 50% of the Partnership's financing requirements, including the Company's share (approximately $625) of $1,250 in Partnership financing loans from third parties at May 31, 1998.

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Form 10-K for the fiscal year ended February 28, 1998.

Forward-looking statements contained in this filing are qualified by the cautionary language described in Part II, Item 7 of the Company's 1998 Annual Report on Form 10-K, filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended May 31, 1998



                          PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a) 3        See the exhibits listed in the Index to Exhibits.

      4        See the exhibits listed in the Index to Exhibits.

      10.1     See the exhibits listed in the Index to Exhibits.

      10.2     See the exhibits listed in the Index to Exhibits.

      27       Financial Data Schedule

  (b)          Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter for which this report is filed. On June 22, 1998, the Company filed a Form 8-K regarding the amendment of the Registrant's By-Laws and Rights Agreement.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 15th day of July, 1998.



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



                                          By:    /s/ James J. Waclawik, Sr.
                                                --------------------------------
                                                     James J. Waclawik, Sr.
                                                     Vice President,
                                                     Chief Financial Officer
                                                     and Secretary

                         MATERIAL SCIENCES CORPORATION

                         Quarterly Report on Form 10-Q


                               Index to Exhibits

                                                        Sequentially
Exhibit Number    Description of Exhibit                Numbered Page
--------------    ----------------------                -------------

      3           By-Laws of the Registrant, as               *
                  amended.

      4           First Amendment to Rights                   *
                  Agreement, dated as of June 17, 1998
                  between the Registrant and
                  Chasemellon Shareholder Services,
                  L.L.C., as rights agent.

      10.1        Form of Change of Control Agreement.

      10.2        Amendment to the Supplemental Employee
                  Retirement Plan.

      27          Financial Data Schedule (1)


  * Incorporated by reference to the Company's Registration Statement on Form 8-K, filed with the Commission on June 22, 1998.

 (1) Appears only in the electronic filing of this report with the Securities and Exchange Commission.