Form 10-Q
period 1998-08-31
MATERIAL SCIENCES CORP
filed 1998-10-09
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1998
                         Commission File Number 1-8803


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

Yes      X        No
   -------------    -------------

As of October 9, 1998, there were outstanding 15,650,156 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For The Quarter Ended August 31, 1998



                         PART I. FINANCIAL INFORMATION



Item 1. Financial Statements
----------------------------

 (a) Financial statements of Material Sciences Corporation and Subsidiaries

 (b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income
Material Sciences Corporation and Subsidiaries

                                                       Three Months Ended       Six Months Ended
                                                            August 31,             August 31,
(In thousands, except per share data)                    1998        1997       1998        1997
---------------------------------------------------    --------    -------    --------    --------
Net Sales (1)                                          $119,157    $70,541    $232,040    $143,637
Cost of Sales                                            98,460     53,757     192,233     109,262
                                                       --------    -------    --------    --------
Gross Profit                                           $ 20,697    $16,784    $ 39,807    $ 34,375
Selling, General and Administrative
  Expenses                                               14,255     12,937      27,956      26,139
                                                       --------    -------    --------    --------
Income from Operations                                 $  6,442    $ 3,847    $ 11,851    $  8,236
                                                       --------    -------    --------    --------
Other (Income) and Expense:
  Interest Income                                      $   (333)   $   (46)   $   (404)   $    (75)
  Interest Expense                                        3,085      1,045       6,375       2,058
  Equity in Results of Partnership                          485        344         440        (158)
  Other, Net                                                (65)      (267)       (493)       (527)
                                                       --------    -------    --------    --------
    Total Other Expense, Net                           $  3,172    $ 1,076    $  5,918    $  1,298
                                                       --------    -------    --------    --------
Income Before Income Taxes                             $  3,270    $ 2,771    $  5,933    $  6,938
Income Taxes                                              1,259      1,067       2,284       2,672
                                                       --------    -------    --------    --------
Net Income (6)                                         $  2,011    $ 1,704    $  3,649    $  4,266
                                                       ========    =======    ========    ========

Net Income Per Share (7):
    Basic                                              $   0.13    $  0.11    $   0.24    $   0.28
                                                       ========    =======    ========    ========
    Diluted                                            $   0.13    $  0.11    $   0.24    $   0.28
                                                       ========    =======    ========    ========

       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                  August 31,   February 28,
(In thousands)                                                       1998          1998
-------------------------------------------------------------    -----------   ------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                     $   1,572      $   3,625
    Receivables:
      Trade, Less Reserves of $3,794 and $4,785
        Respectively (2)                                             51,621         53,536
      Current Portion of Partnership Note                                -             380
      Income Taxes                                                       -           2,391
    Prepaid Expenses                                                  4,118          3,080
    Inventories                                                      55,004         60,892
    Prepaid Taxes                                                     1,944          1,944
                                                                  ---------      ---------
      Total Current Assets                                        $ 114,259      $ 125,848
                                                                  ---------      ---------
  Gross Property, Plant and Equipment                             $ 369,933      $ 363,004
  Accumulated Depreciation and Amortization                        (120,446)      (106,405)
                                                                  ---------      ---------
      Net Property, Plant and Equipment                           $ 249,487      $ 256,599
                                                                  ---------      ---------
  Other Assets:
    Investment in Partnership                                     $  10,737      $  10,842
    Intangible Assets, Net                                           24,505         24,142
    Other                                                             1,212            643
                                                                  ---------      ---------
      Total Other Assets                                          $  36,454      $  35,627
                                                                  ---------      ---------
      Total Assets                                                $ 400,200      $ 418,074
                                                                  =========      =========
Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                             $   2,405      $   3,410
    Accounts Payable                                                 44,236         43,040
    Accrued Payroll Related Expenses                                  9,593         10,300
    Accrued Expenses                                                 10,352          8,768
                                                                  ---------      ---------
      Total Current Liabilities                                   $  66,586      $  65,518
                                                                  ---------      ---------
  Long-Term Liabilities:
    Deferred Income Taxes                                         $  13,268      $  13,012
    Long-Term Debt, Less Current Portion                            160,617        187,563
    Accrued Superfund Liability                                       3,344          3,350
    Other                                                            11,704          7,747
                                                                  ---------      ---------
      Total Long-Term Liabilities                                 $ 188,933      $ 211,672
                                                                  ---------      ---------
Shareowners' Equity:
  Preferred Stock (3)                                             $      -       $      -
  Common Stock (4)                                                      331            327
  Additional Paid-In Capital                                         52,921         52,253
  Treasury Stock at Cost (5)                                         (8,545)        (8,545)
  Retained Earnings                                                 100,532         96,883
  Cumulative Translation Adjustment (6)                                (558)           (34)
                                                                  ---------      ---------
      Total Shareowners' Equity                                   $ 144,681      $ 140,884
                                                                  ---------      ---------
      Total Liabilities and Shareowners' Equity                   $ 400,200      $ 418,074
                                                                  =========      =========

       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
Material Sciences Corporation and Subsidiaries


                                                                      Three Months Ended                Six Months Ended
                                                                          August 31,                      August 31,
(In thousands)                                                         1998          1997           1998            1997
-----------------------------------------------------             -------------    -----------   -------------  ------------
Cash Flows From:
Operating Activities:
Net Income                                                              $  2,011       $ 1,704        $  3,649      $  4,266
Adjustments to Reconcile Net Income to Net Cash Provided By
    Operating Activities:
    Depreciation and Amortization                                          7,875         4,688          15,758         9,368
    Provision (Benefit) for Deferred Income Taxes                            128           (27)            256           (69)
    Compensatory Effect of Stock Plans                                       (92)          (52)              4            31
    Other, Net                                                               485           344             315          (160)
                                                                      ----------    -----------   -------------  -----------
        Operating Cash Flow Prior to Changes in
          Assets and Liabilities                                        $ 10,407       $ 6,657        $ 19,982      $ 13,436
                                                                      ----------    -----------   -------------  -----------

Changes in Assets and Liabilities:
    Receivables                                                         $ (3,405)      $ 1,633        $  2,121      $   (220)
    Income Taxes Receivable                                                1,694        (1,123)          2,391           126
    Prepaid Expenses                                                        (230)         (278)         (1,038)       (1,146)
    Inventories                                                            2,276        (1,633)          5,888        (2,602)
    Accounts Payable                                                      (1,589)          196            (489)       (1,866)
    Accrued Expenses                                                       1,797           808           1,010        (1,751)
    Other, Net                                                             3,482            48           3,481           102
                                                                      ----------    -----------   -------------  -----------
        Cash Flow from Changes in Assets and Liabilities                $  4,025       $  (349)       $ 13,364      $ (7,357)
                                                                      ----------    -----------   -------------  -----------
            Net Cash Provided by Operating Activities                   $ 14,432       $ 6,308        $ 33,346      $  6,079
                                                                      ----------    -----------   -------------  -----------

Investing Activities:
Capital Expenditures, Net                                               $ (4,160)      $(4,726)       $ (7,384)     $(12,921)
Acquisitions, Net of Cash Acquired                                             -        (1,129)              -        (1,129)
Investment in Partnership                                                   (883)         (459)         (1,235)       (1,004)
Distribution from Partnership                                                900         1,374             900         1,374
Other Long-Term Assets                                                      (143)          149            (569)          197
                                                                      ----------    -----------   -------------  -----------
            Net Cash Used in Investing Activities                       $ (4,286)      $(4,791)       $ (8,288)     $(13,483)
                                                                      ----------    -----------   -------------  -----------

Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                           $(12,200)      $(1,200)       $ 38,400      $(11,300)
Proceeds from Senior Notes                                                     -             -               -        20,000
Payments to Settle Debt                                                   (1,234)         (452)        (66,163)       (1,192)
Purchase of Treasury Stock                                                     -             -               -        (1,027)
Sale of Common Stock                                                         157            48             668           753
                                                                      ----------    -----------   -------------  -----------
            Net Cash Provided by (Used in) Financing Activities         $(13,277)      $(1,604)       $(27,095)     $  7,234
                                                                      ----------    -----------   -------------  -----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents            $     (6)      $     -        $    (16)     $      -
                                                                      ----------    -----------   -------------  -----------

Net Decrease in Cash                                                    $ (3,137)      $   (87)       $ (2,053)     $   (170)
Cash and Cash Equivalents at Beginning of Period                           4,709         2,033           3,625         2,116
                                                                      ----------    -----------   -------------  -----------
Cash and Cash Equivalents at End of Period                              $  1,572       $ 1,946        $  1,572      $  1,946
                                                                      ==========    ===========   ============   ===========

Supplemental Cash Flow Disclosures:
    Subordinated Notes Issued for Acquisitions                          $      -       $ 1,117        $      -      $  1,117
    Cash Portion of Acquisitions and Related Costs                             -         1,129               -         1,129
                                                                      ----------    -----------   -------------  -----------
    Total Consideration Paid for Acquisitions                           $      -       $ 2,246        $      -      $  2,246
                                                                      ==========    ==========    ============   ===========

The Changes in Assets and Liabilities above for the three months and six months ended August 31, 1998, are net of assets and liabilities acquired.

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION



The data for the three and six months ended August 31, 1998 and 1997 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1998 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1999 presentation.

(1) During the six-month periods ending August 31, 1998 and 1997, the Company derived approximately 11.4% and 20.4%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $491 at August 31, 1998 and $2,461 at February 28, 1998.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 16,542,854 Shares Issued and 15,563,206 Shares Outstanding at August 31, 1998 and 16,336,694 Shares Issued and 15,357,046 Shares Outstanding at February 28, 1998.

(5) Treasury Stock at Cost; 979,648 Shares at August 31, 1998 and February 28, 1998.

(6)  Comprehensive Income:

                                       Three Months Ended        Six Months Ended
                                            August 31,               August 31,
                                        1998        1997         1998        1997
                                        ----        ----         ----        ----
     Net Income                        $2,011      $1,704       $3,649      $4,266
     Other Comprehensive Income:
       Foreign Currency Translation
         Adjustments, Net of Tax         (178)          -         (322)          -
                                       ------      ------       ------      ------
     Comprehensive Income              $1,833      $1,704       $3,327      $4,266
                                       ======      ======       ======      ======

(7)     Net Income Per Share:

                                      Three Months Ended        Six Months Ended
                                          August 31,               August 31,
                                      1998         1997        1998         1997
                                  -----------  -----------  -----------  -----------
Net Income                        $     2,011  $     1,704  $     3,649  $     4,266
                                  ===========  ===========  ===========  ===========
Net Income Per Share:
   Basic                          $      0.13  $      0.11  $      0.24  $      0.28
                                  ===========  ===========  ===========  ===========
   Diluted                        $      0.13  $      0.11  $      0.24  $      0.28
                                  ===========  ===========  ===========  ===========
Weighted Average Number of
   Common Shares Outstanding
   Used for Basic Net
   Income Per Share                15,330,000   15,191,000   15,311,000   15,176,000
Diluted Common Stock Options           84,659      294,311       84,513      285,178
                                  -----------  -----------  -----------  -----------
Weighted Average Number of
   Common Shares Outstanding
   Plus Dilutive Common
   Stock Options                   15,414,659   15,485,311   15,395,513   15,461,178
                                  ===========  ===========  ===========  ===========
Outstanding Common Stock
   Options Having
   No Dilutive Effect               1,434,226      734,523    1,434,226      734,523
                                  ===========  ===========  ===========  ===========

(8) On August 25, 1997, a class action complaint was filed in the Circuit Court of Cook County, Illinois. The complaint claims that the Company violated the Illinois Consumer Fraud and Deceptive Practices Act as a result of false, misleading and deceptive representations and omissions of material facts relating to the Company's financial position during the period April 18, 1996 to April 6, 1997. On October 2, 1998, counsel for the plaintiff contacted the Company's counsel to report that the plaintiff intends to voluntarily dismiss the case. To date, no filing has been made by the plaintiff.

(9) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of SFAS No. 133 is required in fiscal years beginning after June 15, 1999, although earlier adoption is permitted as of the beginning of any fiscal quarter beginning after June 16, 1998. The Statement requires the Company to record all derivative instruments, including those emedded in other contracts, on the balance sheet at fair value. Changes in the derivative's fair value must be recognized in current earnings unless specific hedge accounting criteria are met. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined when it will adopt SFAS No. 133, however, management does not anticipate that adoption of the Statement will have a material effect on the fiancial position or the results of operations of the Company.

Summarized Income Statement Information
Walbridge Coatings, An Illinois Partnership

                                   Three Months Ended          Six Months Ended
                                       August 31,                 August 31,
(In thousands)                      1998        1997           1998        1997
-----------------------------     --------    --------       --------    --------
Net Revenues                      $13,699     $16,656        $30,049     $34,991

Gross Profit (Loss)                  (635)        141            668       1,764

Income (Loss) from Operations        (933)       (499)          (378)        372

Net Income (Loss)                    (933)       (637)          (459)         45


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

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For the Quarter Ended August 31, 1998


                        PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Material Sciences Corporation ("MSC" or "Company") operates in one business segment comprised of the following four product groups: coil coating, galvanizing, laminates and composites, and specialty films. The following table provides a summary of net sales and the percent of net sales of MSC's product groups.

Net Sales Summary                        Three Months Ended August 31,
---------------------------     ------------------------------------------------
                                       1998                         1997
                                -------------------         --------------------
Product Group:                   Dollars    Percent          Dollars     Percent
                                ---------   -------         ---------    -------
  Coil Coating                   $ 38,996     32.7%          $ 29,718     42.1%
  Galvanizing                      50,869     42.7%            14,468     20.5%
  Laminates and Composites         16,030     13.5%            14,747     20.9%
  Specialty Films                  13,262     11.1%            11,608     16.5%
                                 --------    ------          --------    ------
                                 $119,157    100.0%          $ 70,541    100.0%
                                 ========    ======          ========    ======

                                          Six Months Ended August 31,
                                ------------------------------------------------
                                       1998                         1997
                                -------------------         --------------------
Product Group:                   Dollars    Percent           Dollars    Percent
                                ---------   -------         ---------    -------
  Coil Coating                   $ 75,232     32.4%          $ 59,445     41.4%
  Galvanizing                      99,179     42.8%            29,341     20.4%
  Laminates and Composites         33,188     14.3%            31,833     22.2%
  Specialty Films                  24,441     10.5%            23,018     16.0%
                                 --------    ------          --------    ------
                                 $232,040    100.0%          $143,637    100.0%
                                 ========    ======          ========    ======

RESULTS OF OPERATIONS
---------------------

Net Sales

Net sales in the second quarter of fiscal 1999 increased 68.9% to $119,157 from $70,541 in the same quarter last year primarily due to the incremental sales from the Colorstrip, Inc. ("Colorstrip") acquisition completed in the fourth quarter of fiscal 1998. Comparable sales for the quarter, excluding Colorstrip, were $75,095, 6.5% above the second quarter of fiscal 1998. For the six-month period ended August 31, 1998, sales were $232,040, 61.5% higher than $143,637 in the first six months of last year. This increase was also mainly due to the Colorstrip acquisition.

Coil Coating

Coil coating sales during the second quarter of fiscal 1999 grew 31.2% (11.7% excluding Colorstrip) to $38,996 from $29,718 in the same quarter last year. For the six months ended August 31, 1998, sales were 26.6% higher (9.8% excluding Colorstrip) than last year. For both periods, significant increases in shipments to the building and appliance markets were slightly offset by a decrease in sales to the transportation market. Capacity utilization for the first six months of fiscal 1999 and 1998 was approximately 78%.

Galvanizing

The galvanizing market is served by MSC with two major materials in coil form, electrogalvanized (primarily automotive) and hot-dipped galvanized (primarily building products) coated products. MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("BSC") and, until June 30, 1998, Inland Steel Industries, Inc. ("Inland"). As of June 30, 1998, Inland sold its interest in the Partnership to BSC and entered into a long-term toll processing agreement with the Partnership ending December 31, 2001. The hot-dipped market is served through MSC Pinole Point Steel Inc. ("Pinole Point"), a subsidiary formed as part of the Colorstrip acquisition. For the second quarter of fiscal 1999, galvanizing sales increased 251.6% to $50,869 from $14,468 in the prior year. Excluding Colorstrip, galvanizing sales decreased 12.8% from the second quarter last year. For the first six months, galvanizing sales grew 238.0% to $99,179 from $29,341 in the same period prior fiscal year, but decreased 9.8% excluding the Colorstrip acquisition.

MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. BSC and, to a lesser extent, Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 10.6% and 20.5% of the Company's net sales in the second quarter of fiscal 1999 and 1998, respectively, and 11.4% and 20.4% in the first six months of fiscal 1999 and 1998, respectively. During the second quarter and first six months of fiscal 1999, as well as last fiscal year, the profitability for operating the facility was higher in relation to other facilities due in large part to depreciation related to significant capital investments in the coil coating and specialty films areas during last fiscal year. Under the equity method of accounting, the Company includes its portion of the Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement. MSC and BSC have extended the existing terms of the Partnership through December 31, 1998, while continuing to negotiate a long-term arrangement. The Company believes that the fair market value of its investment in the Partnership is greater than the $10,737 recorded in the Consolidated Balance Sheets.

MSC's electrogalvanizing sales in the second quarter of fiscal 1999 decreased 12.8% to $12,611 compared with $14,468 for the second quarter last year. Electrogalvanizing sales decreased 9.8% to $26,460 for the six-month period ended August 31, 1998 versus $29,341 in the same period last year. The decrease in sales was a result of lower shipments to the automotive industry, including the impact from the General Motors Company work stoppage. Capacity utilization for electrogalvanizing in the first six months of fiscal 1999 was 77% versus 89% in the first six months of last year.

Hot-dipped galvanizing sales were $38,258 for the second quarter and $72,719 for the first six months of fiscal 1999. During the second quarter, the hot-dipped galvanizing line lost seven days of production due to equipment failure. For the year-to-date period, sales were less than the comparable pre-acquisition period a year ago due to the lost production days along with the increasingly competitive environment, pricing pressure from the Asian market, as well as unusually wet weather on the West Coast at the beginning of the fiscal year. Capacity utilization was 64% for the first six months of this year.

Laminates and Composites

Laminates and composites sales of $16,030 were 8.7% higher than last fiscal year's second quarter of $14,747. Higher sales of brake dampers to the original equipment manufacturer ("OEM") and the replacement markets along with growth in appliance shipments, more than offset the impact of the General Motors strike, as well as the decline in sales of Specular+(R) and Polycore Composites(R). For the first half of fiscal 1999, sales of laminates and composites grew 4.3% to $33,188 from $31,833 in fiscal 1998. Increases in the brake damper markets, along with increases in appliance material sales more than offset the impact of the General Motors strike and the decline in the reflective lighting market and its demand for Specular+(R). Capacity utilization for laminates and composites for the six months ended August 31, 1998 was 63%, comparable with the same period last fiscal year.

Specialty Films

Sales of specialty films products increased 14.2% to $13,262 in the second quarter of fiscal 1999 compared with $11,608 in the same period last year. Gains in the domestic markets for solar control window film, photoreceptor and imaging materials, as well as other sputtered films were slightly offset by lower international shipments. For the first six months of this year, specialty films sales grew 6.2% to $24,441 from prior year's $23,018. Increases in shipments of domestic solar control window film and industrial products were slightly offset by shortfalls in shipments of export solar control and safety window film. Capacity utilization for specialty films for the first half of fiscal 1999 was 64% versus 70% last year.

Gross Profit

The Company's gross profit margin was 17.4% in the second quarter of fiscal 1999 as compared to 23.8% in the same period last year. For the first six months of fiscal 1999, gross profit margin was 17.2% versus 23.9% in the prior year. The decrease in gross profit margin for both periods was primarily due to the impact of selling a package hot-dipped galvanized product (both substrate and coating components are included in sales and cost of sales), underabsorption due to lower capacity utilization, as well as a change in product mix. In addition, slight improvements in production efficiencies were offset by an increase in depreciation expense and the impact of a competitive pricing environment.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were 12.0% of sales in the second quarter of fiscal 1999 as compared to 18.3% of sales for the same period last fiscal year. For the six months ended August 31, 1998, SG&A as a percentage of sales was 12.0% as compared to 18.2% of sales for the first half of prior year. The decrease in SG&A was largely due to the increase in sales from the Colorstrip acquisition and the company-wide cost reduction program that was implemented in the fourth quarter of last year.

Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net was expense of $3,172 and $5,918 in the second quarter and first six months of fiscal 1999, respectively, compared to $1,076 and $1,298 of expense for the same periods of fiscal 1998, respectively. During the second quarter of fiscal 1999, the Company recorded $318 of interest income related to amended tax returns. Interest expense increased $2,040 for the second quarter and $4,317 for the first half of fiscal 1999 due to additional debt related to the Colorstrip acquisition and the Company's increase in capital expenditures in fiscal 1998. In addition, Equity in Results of Partnership declined to expense of $485 and $440 for the second quarter and first six months of this fiscal year, respectively, compared to expense of $344 and income of $158 in the same periods last year, respectively, due to a decline in third party sales. MSC's effective income tax rate was approximately 38.5% during the second quarter and first six months of fiscal 1999 and fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the second quarter of fiscal 1999, MSC generated $14,432 of cash from operating activities compared to $6,308 in the second quarter last year. The increase in cash generation is due mainly to improvements in working capital, cash flow benefits received from long-term supplier contracts, as well as higher net income and depreciation and amortization compared to the prior year's second quarter. For the six months of fiscal 1999, operating activities generated $33,346 of cash versus $6,079 last year. The cash generation increase is a result of continuous improvements in receivable and inventory levels and higher depreciation and amortization. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased to $13,897 and $27,662 for the second quarter and first six months of fiscal 1999, respectively, compared to $8,458 and $18,289 for the same periods last year, respectively.

MSC's capital expenditures during the second quarter and first half of fiscal 1999 were $4,160 and $7,384, respectively, compared with $4,726 and $12,921 in the same periods last fiscal year, respectively. The prior fiscal periods included higher spending for increasing capacity in the coil coating and specialty films areas.

As of August 31, 1998, total debt for MSC decreased to $163,022 from $190,973 at fiscal year end due mainly to the significant improvements in working capital, cash flow benefits received from long-term supplier contracts, and lower capital expenditures. The Company maintains two committed lines of credit totaling $100,000 as of August 31, 1998. There was $42,900 outstanding under the lines of credit as of August 31, 1998, versus $4,500 as of February 28, 1998. The Company has executed letters of credit totaling $4,740 against these lines leaving available lines of credit of $52,360 at August 31, 1998. The Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.

On May 19, 1998, the Company announced the signing of a letter of intent to form a joint venture with N.V. Bekaert S.A. for the research and development, manufacture, and sale of sputtered film. The transaction is subject to completion of satisfactory due diligence and negotiation and execution of a definitive agreement projected to be concluded in the third quarter of fiscal 1999. The joint venture is expected to commence operations in January 1999. However, there can be no assurance that the definitive agreement will be executed or that the transaction will be consummated.

The Company has a capital lease obligation, which was $2,626 as of August 31, 1998, relating to a facility which the Company subleases to the Partnership. As of August 31, 1998, Partnership debt is zero compared to $1,250 at February 28, 1998.

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Form 10-K for the fiscal year ended February 28, 1998.

YEAR 2000
---------

The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. Any of the Company's systems or applications that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculations. Incomplete or untimely resolution of the Year 2000 issue by the Company or critically important suppliers or customers of the Company could have a materially adverse impact on our Company's business, operations, or financial condition in the future.

To mitigate this risk, the Company has established a company-wide initiative to identify, evaluate, and address Year 2000 issues. Included within the scope of this initiative are the operational and financial information technology ("IT") systems, embedded systems contained in machinery and equipment, and other end-user computing resources and building systems, such as security, elevator, and heating and cooling systems. In addition, the project includes a review of the Year 2000 compliance efforts of our key supplier and other principal business partners.

Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment, and monitoring. Although the pace of the work varies among the business units and the phases are often conducted in parallel, the inventory and assessment phases have been substantially completed as of August 31, 1998, and the remediation and testing phases are in progress. Under our current Year 2000 plan, each of the Company's business units has established target dates for remediation and testing of critical systems and applications.

The Company cannot guarantee that third parties on whom we depend for essential supplies and services will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt our business. However, the Company has established a supplier compliance letter program, and is working with key suppliers or partners to minimize such risks.

The total expected cost of Year 2000 compliance (including replacement of major systems in the normal course of business) is estimated to range from $5,500 to $6,000 of which approximately $1,400 has been incurred to date. The timing of the expenses may vary and are not, necessarily, indicative of the readiness efforts or progress to date.

The Company believes the key risk factors associated with Year 2000 are those it cannot directly control, primarily the readiness of its key suppliers, distributors, and partners. The Company has initiated on-going communications with these third parties to determine their Year 2000 compliance status and their progress toward year 2000 readiness. The Company is in the process of following up with those critical third parties who did not respond to the supplier compliance letters.

During the second half of fiscal year 1999 and the first half of fiscal year 2000, contingency plans will be developed and documented. Contingency plans would include such items as sourcing alternatives for single source suppliers, developing business resumption plans for all of the Company's business units, and evaluating alternative manual processes.

The Year 2000 initiative is a primary focus for each business unit, although there have not been any material IT projects that have been deferred due to the Year 2000 efforts.

Forward-looking statements contained in this filing are qualified by the cautionary language described in Part II, Item 7 of the Company's 1998 Annual Report on Form 10-K, filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For the Quarter Ended August 31, 1998



                          PART II. OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     On June 18, 1998, the Company held its Annual Meeting of Shareowners.

     Jerome B. Cohen, Roxanne J. Decyk, Eugene W. Emmerich, G. Robert Evans,
E. F. Heizer, Jr., Gerald G. Nadig, Irwin P. Pochter, and Howard B. Witt, being eight nominees named in the Company's Proxy Statement, dated May 12, 1998, were elected at the Annual Meeting to serve as the Board of Directors by a majority vote of shareowners. No votes were cast for any other person. No other matters were submitted to the shareowners for approval. The details of the vote were as follows:

     Name                     For           Withheld Authority
     ----                     ---           ------------------

Jerome B. Cohen           13,436,907             582,681
Roxanne J. Decyk          13,441,723             577,865
Eugene W. Emmerich        13,463,966             555,622
G. Robert Evans           13,939,978              79,610
E. F. Heizer, Jr.         13,458,243             561,345
Gerald G. Nadig           13,954,578              65,010
Irwin P. Pochter          13,431,264             588,324
Howard B. Witt            13,958,855              60,733

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) 27    Financial Data Schedule.

     (b)       Reports on Form 8-K
               -------------------

               On June 22, 1998, the Company filed a Form 8-K regarding the amendment of the Registrant's By-Laws and Rights Agreement. Incorporated by reference to the Registrant's Form 8-K filed on June 22, 1998 (File No. 1-8803).

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 9th day of October, 1998.



                                           MATERIAL SCIENCES CORPORATION


                                             By: /s/ Gerald G. Nadig
                                                 -------------------------------
                                                   Gerald G. Nadig
                                                   Chairman, President
                                                   and Chief Executive Officer



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