Form 10-Q
period 1998-11-30
MATERIAL SCIENCES CORP
filed 1999-01-14
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1998
                         Commission File Number 1-8803


                         MATERIAL SCIENCES CORPORATION
            (Exact name of Registrant as specified in its charter)


Delaware                               95-2673173
(State or other jurisdiction           (IRS employer identification number)
of incorporation or organization)


2200 East Pratt Boulevard
Elk Grove Village, Illinois            60007
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

Yes   X    No
    -----     -----

As of January 12, 1999, there were outstanding 15,705,356 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For The Quarter Ended November 30, 1998




                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

(a)  Financial statements of Material Sciences Corporation and Subsidiaries

(b) Summarized income statement information for Walbridge Coatings, An Illinois Partnership

Consolidated Statements of Income
Material Sciences Corporation and Subsidiaries

                                       Three Months Ended    Nine Months Ended
                                          November 30,         November 30,
(In thousands, except per share data)    1998      1997       1998       1997
-------------------------------------  --------   -------   --------   --------
Net Sales (1)                          $123,053   $75,107   $355,093   $218,744
Cost of Sales                           100,022    57,526    292,255    166,788
                                       --------   -------   --------   --------
Gross Profit                           $ 23,031   $17,581   $ 62,838   $ 51,956
Selling, General and Administrative
  Expenses                               15,236    12,881     43,192     39,020
                                       --------   -------   --------   --------
Income from Operations                 $  7,795   $ 4,700   $ 19,646   $ 12,936
                                       --------   -------   --------   --------

Other (Income) and Expense:
  Interest Income                      $    (16)  $   (30)  $   (420)  $   (105)
  Interest Expense                        2,801     1,073      9,176      3,131
  Equity in Results of Partnership          667       369      1,107        211
  Other, Net                                 88      (249)      (405)      (776)
                                       --------   -------   --------   --------
    Total Other Expense, Net           $  3,540   $ 1,163   $  9,458   $  2,461
                                       --------   -------   --------   --------
Income Before Income Taxes             $  4,255   $ 3,537   $ 10,188   $ 10,475
Income Taxes                              1,638     1,362      3,922      4,034
                                       --------   -------   --------   --------
Net Income (6)                         $  2,617   $ 2,175   $  6,266   $  6,441
                                       ========   =======   ========   ========

Net Income Per Share (7):
  Basic                                $   0.17   $  0.14   $   0.41   $   0.42
                                       ========   =======   ========   ========
  Diluted                              $   0.17   $  0.14   $   0.41   $   0.42
                                       ========   =======   ========   ========

       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                     November 30,    February 28,
(In thousands)                                                           1998            1998
-----------------------------------------------------------------    ------------    ------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                        $      1,363    $      3,625
    Receivables:
      Trade, Less Reserves of $4,446 and $4,785, Respectively (2)          50,149          53,536
      Current Portion of Partnership Note                                       -             380
      Income Taxes                                                              -           2,391
    Prepaid Expenses                                                        3,505           3,080
    Inventories                                                            55,583          60,892
    Prepaid Taxes                                                           1,944           1,944
                                                                     ------------    ------------
      Total Current Assets                                           $    112,544    $    125,848
                                                                     ------------    ------------

  Gross Property, Plant and Equipment                                $    372,784    $    363,004
  Accumulated Depreciation and Amortization                              (127,589)       (106,405)
                                                                     ------------    ------------
      Net Property, Plant and Equipment                              $    245,195    $    256,599
                                                                     ------------    ------------

  Other Assets:
    Investment in Partnership                                        $     10,155    $     10,842
    Intangible Assets, Net                                                 24,319          24,142
    Other                                                                   1,118             643
                                                                     ------------    ------------
      Total Other Assets                                             $     35,592    $     35,627
                                                                     ------------    ------------
      Total Assets                                                   $    393,331    $    418,074
                                                                     ============    ============

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                $      2,416    $      3,410
    Accounts Payable                                                       40,369          43,040
    Accrued Payroll Related Expenses                                       11,687          10,300
    Accrued Expenses                                                        8,700           8,768
                                                                     ------------    ------------
      Total Current Liabilities                                      $     63,172    $     65,518
                                                                     ------------    ------------

  Long-Term Liabilities:
    Deferred Income Taxes                                            $     13,348    $     13,012
    Long-Term Debt, Less Current Portion                                  153,725         187,563
    Accrued Superfund Liability                                             3,339           3,350
    Other                                                                  11,223           7,747
                                                                     ------------    ------------
      Total Long-Term Liabilities                                    $    181,635    $    211,672
                                                                     ------------    ------------

Shareowners' Equity:
  Preferred Stock (3)                                                $          -    $          -
  Common Stock (4)                                                            333             327
  Additional Paid-In Capital                                               53,868          52,253
  Treasury Stock at Cost (5)                                               (8,545)         (8,545)
  Retained Earnings                                                       103,149          96,883
  Cumulative Translation Adjustment (6)                                      (281)            (34)
                                                                     ------------    ------------
      Total Shareowners' Equity                                      $    148,524    $    140,884
                                                                     ------------    ------------
      Total Liabilities and Shareowners' Equity                      $    393,331    $    418,074
                                                                     ============    ============

       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
Material Sciences Corporation and Subsidiaries

                                                                Three Months Ended    Nine Months Ended
                                                                   November 30,         November 30,
(In thousands)                                                   1998       1997       1998       1997
------------------------------------------------------------    -------   --------   --------   --------
Cash Flows From:
Operating Activities:
Net Income                                                      $ 2,617   $  2,175   $  6,266   $  6,441
Adjustments to Reconcile Net Income to Net Cash Provided By
  Operating Activities:
  Depreciation and Amortization                                   7,828      4,661     23,586     14,029
  Provision (Benefit) for Deferred Income Taxes                      80        (35)       336       (104)
  Compensatory Effect of Stock Plans                                405         98        409        129
  Other, Net                                                        667        403        982        243
                                                                -------   --------   --------   --------
    Operating Cash Flow Prior to Changes in Assets
      and Liabilities                                           $11,597   $  7,302   $ 31,579   $ 20,738
                                                                -------   --------   --------   --------

Changes in Assets and Liabilities:
  Receivables                                                   $ 1,472   $    981   $  3,593   $    761
  Income Taxes Receivable                                             -        463      2,391        589
  Prepaid Expenses                                                  613       (134)      (425)    (1,280)
  Inventories                                                      (579)      (374)     5,309     (2,976)
  Accounts Payable                                               (3,867)     1,025     (4,356)      (841)
  Accrued Expenses                                                  442       (127)     1,452     (1,878)
  Other, Net                                                       (739)      (340)     2,742       (238)
                                                                -------   --------   --------   --------
    Cash Flow from Changes in Assets and Liabilities            $(2,658)  $  1,494   $ 10,706   $ (5,863)
                                                                -------   --------   --------   --------
      Net Cash Provided by Operating Activities                 $ 8,939   $  8,796   $ 42,285   $ 14,875
                                                                -------   --------   --------   --------

Investing Activities:
Capital Expenditures, Net                                       $(2,851)  $ (2,136)  $(10,235)  $(15,057)
Acquisitions, Net of Cash Acquired                                    -        (75)         -     (1,204)
Escrow for Acquisition                                                -      5,000          -      5,000
Investment in Partnership                                           (85)      (614)    (1,320)    (1,618)
Distribution from Partnership                                         -          -        900      1,374
Other Long-Term Assets                                               94          -       (475)       197
                                                                -------   --------   --------   --------
      Net Cash Provided by (Used in) Investing
        Activities                                              $(2,842)  $  2,175   $(11,130)  $(11,308)
                                                                -------   --------   --------   --------

Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                   $(5,100)  $ (3,300)  $ 33,300   $(14,600)
Proceeds from Senior Notes                                            -          -          -     20,000
Payments to Settle Debt                                          (1,781)    (2,094)   (67,944)    (3,286)
Purchase of Treasury Stock                                            -          -          -     (1,027)
Sale of Common Stock                                                544        641      1,212      1,394
                                                                -------   --------   --------   --------
      Net Cash Provided by (Used in) Financing
        Activities                                              $(6,337)  $ (4,753)  $(33,432)  $  2,481
                                                                -------   --------   --------   --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents    $    31   $      -   $     15   $      -
                                                                -------   --------   --------   --------

Net Increase (Decrease) in Cash                                    (209)  $  6,218   $ (2,262)  $  6,048
Cash and Cash Equivalents at Beginning of Period                $ 1,572      1,946      3,625      2,116
                                                                -------   --------   --------   --------
Cash and Cash Equivalents at End of Period                      $ 1,363   $  8,164   $  1,363   $  8,164
                                                                =======   ========   ========   ========

Supplemental Cash Flow Disclosures:
  Subordinated Notes Issued for Acquisitions                    $     -   $      -   $      -   $  1,117
  Cash Portion of Acquisitions and Related Costs                      -         75          -      1,204
                                                                -------   --------   --------   --------
  Total Consideration Paid for Acquisitions                     $     -   $     75   $      -   $  2,321
                                                                =======   ========   ========   ========

The Changes in Assets and Liabilities for the three and nine months ended November 30, 1998 and 1997, are net of assets and liabilities acquired.

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION


The data for the three and nine months ended November 30, 1998 and 1997 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1998 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 1999 presentation.

(1) During the nine-month periods ending November 30, 1998 and 1997, the Company derived approximately 12.0% and 21.0%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $288 at November 30, 1998 and $2,461 at February 28, 1998.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 16,632,504 Shares Issued and 15,652,856 Shares Outstanding at November 30, 1998 and 16,336,694 Shares Issued and 15,357,046 Shares Outstanding at February 28, 1998.

(5) Treasury Stock at Cost; 979,648 Shares at November 30, 1998 and February 28, 1998. On December 20, 1996, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 291,000 shares were purchased through March 1997, when the program was halted. On December 15, 1998, the Company announced the resumption of its stock repurchase program. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. From December 21, 1998 through January 12, 1999, the Company has repurchased 89,700 shares at an average purchase price of $8.50 per share.

(6)  Comprehensive Income:

                                       Three Months Ended      Nine Months Ended
                                          November 30,           November 30,
                                        1998        1997        1998       1997
                                        ----        ----        ----       ----
     Net Income                        $2,617      $2,175      $6,266     $6,441
     Other Comprehensive Income:
       Foreign Currency Translation
         Adjustments, Net of Tax          170           -        (152)         -
                                       ------      ------      ------     ------
     Comprehensive Income              $2,787      $2,175      $6,114     $6,441
                                       ======      ======      ======     ======

(7)  Net Income Per Share:

                                            Three Months Ended                Nine Months Ended
                                               November 30,                     November 30,
                                          1998             1997             1998            1997
                                          ----             ----             ----            ----
     Net Income                        $     2,617      $     2,175      $     6,266     $     6,441
                                       ===========      ===========      ===========     ===========
     Net Income Per Share:
       Basic                           $      0.17      $      0.14      $      0.41     $      0.42
                                       ===========      ===========      ===========     ===========
       Diluted                         $      0.17      $      0.14      $      0.41     $      0.42
                                       ===========      ===========      ===========     ===========
     Weighted Average Number of
       Common Shares Outstanding
       Used for Basic Net
       Income Per Share                 15,380,000       15,224,000       15,333,000      15,192,000
     Diluted Common Stock Options           46,181          275,952           63,375         279,437
                                       -----------      -----------      -----------     -----------
     Weighted Average Number of
       Common Shares Outstanding
       Plus Dilutive Common
       Stock Options                    15,426,181       15,499,952       15,396,375      15,471,437
                                       ===========      ===========      ===========     ===========
     Outstanding Common Stock
       Options Having
       No Dilutive Effect                1,766,647          722,798        1,418,275         720,848
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

(9) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of SFAS No. 133 is required in fiscal years beginning after June 15, 1999, although earlier adoption is permitted. The Statement requires the Company to record all derivative instruments, including those embedded in other contracts, on the balance sheet at fair value. Changes in the derivative's fair value must be recognized in current earnings unless specific hedge accounting criteria are met. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined when it will adopt SFAS No. 133, however, management does not anticipate that adoption of the Statement will have a material effect on the financial position or the results of operations of the Company.

Summarized Income Statement Information
Walbridge Coatings, An Illinois Partnership

                                 Three Months Ended        Nine Months Ended
                                    November 30,             November 30,
(In thousands)                    1998        1997         1998        1997
-------------------------       ---------   ---------    ---------   ---------

Net Revenues                    $  15,992   $  18,498    $  46,041   $  53,489

Gross Profit (Loss)                (1,450)        390         (782)      2,154

Income (Loss) from Operations      (1,466)       (250)      (1,844)        122

Net Loss                           (1,466)       (383)      (1,925)       (338)

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

                    For the Quarter Ended November 30, 1998


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

Net Sales Summary                         Three Months Ended November 30,
--------------------------         ---------------------------------------------
                                           1998                     1997
                                   --------------------     --------------------
Product Group:                     Dollars      Percent     Dollars      Percent
                                   --------     -------     --------     -------
  Galvanizing                      $ 54,511       44.3%     $ 16,581       22.1%
  Coil Coating                       39,092       31.8%       31,812       42.4%
  Laminates and Composites           19,028       15.4%       17,288       23.0%
  Specialty Films                    10,422        8.5%        9,426       12.5%
                                   --------     -------     --------     -------
                                   $123,053      100.0%     $ 75,107      100.0%
                                   ========     =======     ========     =======

                                          Nine Months Ended November 30,
                                   ---------------------------------------------
                                           1998                     1997
                                   --------------------     --------------------
Product Group:                     Dollars      Percent     Dollars      Percent
                                   --------     -------     --------     -------
  Galvanizing                      $153,690       43.3%     $ 45,922       21.0%
  Coil Coating                      114,324       32.2%       91,257       41.7%
  Laminates and Composites           52,216       14.7%       49,121       22.5%
  Specialty Films                    34,863        9.8%       32,444       14.8%
                                   --------     -------     --------     -------
                                   $355,093      100.0%     $218,744      100.0%
                                   ========     =======     ========     =======

RESULTS OF OPERATIONS
---------------------

Net Sales

Net sales in the third quarter of fiscal 1999 increased 63.8% to $123,053 from $75,107 in the same quarter last year primarily due to the incremental sales from the Colorstrip, Inc. ("Colorstrip") acquisition completed in the fourth quarter of fiscal 1998. Comparable sales for the quarter, excluding Colorstrip, were $79,165, 5.4% above the third quarter of fiscal 1998. For the nine months ended November 30, 1998, sales were $355,093, 62.3% higher than $218,744 in the nine-month period of last year. This increase was also mainly due to the Colorstrip acquisition. Comparable sales for the year-to-date period, excluding Colorstrip, were $228,529, 4.5% higher than the same period last fiscal year.

Galvanizing

The galvanizing market is served by MSC with two major materials in coil form, electrogalvanized (primarily automotive) and hot-dipped galvanized (primarily building products) coated products. MSC participates in the electrogalvanizing market through Walbridge Coatings (the "Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("BSC") and, until June 30, 1998, ISPAT Inland Inc. (f/k/a Inland Steel Industries, Inc.) ("Inland"). As of June 30, 1998, Inland sold its interest in the Partnership to BSC and entered into a long-term toll processing agreement with the Partnership ending December 31, 2001. The hot-dipped market is served through MSC Pinole Point Steel Inc. ("Pinole Point"), a subsidiary formed as part of the Colorstrip acquisition. For the third quarter of fiscal 1999, galvanizing sales increased 228.8% to $54,511 from $16,581 in the prior year. Excluding Colorstrip, galvanizing sales decreased 3.1% from the third quarter last year. For the first nine months, galvanizing sales grew 234.7% to $153,690 from $45,922 in the same prior year period, but decreased 7.4% excluding the Colorstrip acquisition.

MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. BSC and, to a lesser extent, Inland are primarily responsible for the sales and marketing activities of the Partnership. The Company's primary financial benefits from the Partnership are the revenues billed to Walbridge Coatings for operating the facility. These revenues represent 13.1% and 22.1% of the Company's net sales in the third quarter of fiscal 1999 and 1998, respectively, and 12.0% and 21.0% in the first nine months of fiscal 1999 and 1998, respectively. During the third quarter and first nine months of fiscal 1999, as well as last fiscal year, the profitability for operating the facility was higher in relation to other facilities due in large part to depreciation related to significant capital investments in the coil coating and specialty films areas during the last three fiscal years, as well as the acquisition of Colorstrip and the hot-dipped galvanizing operating issues mentioned later. Under the equity method of accounting, the Company includes its portion of the Partnership shown in the Consolidated Statements of Income. The amounts do not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreement. The Company extended the Partnership from July 1, 1998 through December 31, 1998 while negotiating a long-term agreement. Effective January 1, 1999, MSC and BSC have entered into a three-year agreement to extend the Partnership. The Company believes that the extension will be essentially similar to the previous agreement in terms of its overall long-term benefit to the Company. BSC and another mill are currently studying the feasibility of converting an existing electrogalvanizing facility into a state-of-the-art hot-dip galvanizing plant. In such event, MSC expects the other mill would shift a portion of its existing electrogalvanizing business to the Partnership. The Company believes that the fair market value of its investment in the Partnership is greater than the $10,155 recorded in the Consolidated Balance Sheets.

For the third quarter of fiscal 1999, MSC's electrogalvanizing sales decreased 3.1% to $16,069 compared with $16,581 for the third quarter last year. Electrogalvanizing sales decreased 7.4% to $42,529 for the nine-month period ended November 30, 1998 versus $45,922 in the same period last year. The decrease in sales was a result of lower shipments to the automotive industry, including the impact from the General Motors Company work stoppage for the year-to-date period. Capacity utilization for electrogalvanizing in the first nine months of fiscal 1999 was 80% versus 91% in the first nine months of last year.

Hot-dipped galvanizing sales were $38,442 for the third quarter and $111,161 for the first nine months of fiscal 1999. For both the three-month and year-to-date periods, sales were less than the comparable pre-acquisition periods a year ago due to the increasingly competitive environment and pricing pressure from the Asian market. Also, for the first nine months, sales were impacted by the loss of seven days of production due to equipment failure occurring in the second quarter of fiscal 1999, as well as unusually wet weather on the West Coast at the beginning of the fiscal year. Capacity utilization was 70% for the first nine months of this year.

Coil Coating

Coil coating sales during the third quarter of fiscal 1999 increased 22.9% (5.8% excluding Colorstrip) to $39,092 from $31,812 in the same quarter last year. For the nine months ended November 30, 1998, sales were 25.3% higher (8.4% excluding Colorstrip) than last year. For both periods, significant growth in the building, construction, and appliance markets were slightly offset by a decrease in shipments to the transportation market. Capacity utilization for the first nine months of fiscal 1999 was 78% compared to 79% for the first nine months of fiscal 1998.

Laminates and Composites

During the third quarter of fiscal 1999, laminates and composites sales of $19,028 were 10.1% higher than $17,288 in the same prior year period. An increase in shipments of brake dampers to both the original equipment manufacturer and the replacement markets, as well as higher sales of Polycore Composites(R), more than offset the decline in sales of Specular+(R). For the first nine months of fiscal 1999, sales of laminates and composites increased 6.3% to $52,216 from $49,121 in fiscal 1998. Growth in the brake damper, appliance, and Polycore Composites markets more than offset the impact of the General Motors strike during the second quarter of fiscal 1999 and the decline in sales of Specular+. Capacity utilization for laminates and composites for the first nine months of fiscal 1999 and 1998 was 65%.

Specialty Films

Specialty films sales grew 10.6% to $10,422 in the third quarter of fiscal 1999 compared with $9,426 in the same period last year. For the nine months ended November 30, 1998, specialty films sales increased 7.5% to $34,863 compared with $32,444 in the prior year's nine months. For both periods, increases in shipments of domestic solar control window film, photoreceptor and imaging materials, as well as other sputtered films were slightly offset by lower sales to international markets. Capacity utilization for specialty films for the year-to-date period of fiscal 1999 was 61% versus 63% last year.

Gross Profit

The Company's gross profit margin was 18.7% (25.9% excluding Colorstrip) in the third quarter of fiscal 1999 as compared to 23.4% in the same period last year. For the first nine months of fiscal 1999, gross profit margin was 17.7% (24.9% excluding Colorstrip) versus 23.8% in the prior year. The Pinole Point operations were negatively affected by sales related issues mentioned above. In general, the decrease in gross profit margin for both periods was due to the impact of selling a package hot-dipped galvanized product (both substrate and coating components are included in sales and cost of sales).

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were 12.4% of sales in the third quarter of fiscal 1999 as compared to 17.2% of sales for the same period last fiscal year. For the first nine months of fiscal 1999, SG&A as a percentage of sales was 12.2% as compared to 17.8% of sales for the prior year-to-date period. The decrease in SG&A was mainly due to the increase in sales from the Colorstrip acquisition and the Company's cost reduction program that was implemented in the fourth quarter of last fiscal year.

Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net was expense of $3,540 and $9,458 in the third quarter and first nine months of fiscal 1999, respectively, compared to $1,163 and $2,461 of expense for the same periods of fiscal 1998, respectively. For the three- and nine-month periods of fiscal 1999, interest expense increased $1,728 and $6,045, respectively, due to additional debt related to the Colorstrip acquisition and the Company's increase in capital expenditures in fiscal 1998. For the year-to-date period, interest income increased over last fiscal year due to the recording of $318 of interest income in the second quarter of fiscal 1999 related to amended tax returns. In addition, Equity in Results of Partnership declined to expense of $667 and $1,107 during the third quarter and first nine months of this fiscal year, respectively, compared to expense of $369 and $211 in the same periods last year, respectively, due to a decline in third party sales and the conclusion of financing revenue relating to the Partnership agreement which expired on June 30, 1998. MSC's effective income tax rate was approximately 38.5% during the third quarter and first nine months of fiscal 1999 and fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

MSC generated $8,939 of cash from operating activities during the third quarter compared to $8,796 in the same quarter last year. The slight increase in cash generation is due mainly to higher net income and depreciation and amortization, as well as lower receivables, offset in part, by lower accounts payable levels. For the nine-month period of fiscal 1999, operating activities generated $42,285 of cash versus $14,875 last fiscal year. The cash generation increase is a result of higher profitability after excluding depreciation and amortization, continuous improvements in working capital, and cash flow benefits received from long-term supplier contracts. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased to $14,868 and $42,530 for the third quarter and first nine months of fiscal 1999, respectively, compared to $9,241 and $27,530 for the same periods last year, respectively.

MSC's capital expenditures during the third quarter and first nine months of fiscal 1999 were $2,851 and $10,235, respectively, compared with $2,136 and $15,057 in the same periods last fiscal year, respectively. The prior year-to-date period included higher spending for increasing capacity in the coil coating and specialty films areas.

As of November 30, 1998, total debt for MSC decreased to $156,141 from $190,973 at fiscal year end due mainly to higher EBITDA, improvements in working capital, cash flow benefits received from long-term supplier contracts, and lower capital expenditures. The Company maintains two committed lines of credit totaling $100,000 as of November 30, 1998. There was $37,800 outstanding under the lines of credit as of November 30, 1998, versus $4,500 as of February 28, 1998. The Company has executed letters of credit totaling $4,740 against these lines leaving available lines of credit of $57,460 at November 30, 1998. The Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.

On October 15, 1998, a subsidiary of the Company formed a joint venture (Innovative Specialty Films, LLC) with Bekaert Corporation for the research and development, manufacture, and sale of sputtered film. As of January 4, 1999, the Company contributed $8,116 in assets and $4,008 in cash funded by existing lines of credit to the joint venture. As a result of the transaction, MSC will be transferring its sputtering operations to the joint venture which represents approximately 1% of the Company's net sales.

On December 20, 1996, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 291,000 shares were purchased through March 1997, when the program was halted. On December 15, 1998, the Company announced the resumption of its stock repurchase program. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. From December 21, 1998 through January 12, 1999, the Company has repurchased 89,700 shares at an average purchase price of $8.50 per share.

The Company has a capital lease obligation, which was $2,523 as of November 30, 1998, relating to a facility which the Company subleases to the Partnership. As of November 30, 1998, Partnership debt is zero compared to $1,250 at February 28, 1998.

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Form 10-K for the fiscal year ended February 28, 1998.

YEAR 2000
---------

The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. Any of the Company's systems or applications that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculations. Incomplete or untimely resolution of the Year 2000 issue by the Company or critically important suppliers or customers of the

Company could have a materially adverse impact on the Company's business, operations, or financial condition in the future.

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

Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment, and monitoring. Although the pace of the work varies among the business units and the phases are often conducted in parallel, the inventory and assessment phases have been substantially completed as of November 30, 1998, and the remediation and testing phases are in progress. Under the Company's Year 2000 plan, each of the Company's business units has established target dates for remediation and testing of critical systems and applications.

The Company cannot guarantee that third parties on whom we depend for essential supplies and services will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt our business. However, the Company has established a supplier compliance letter program, and is working with key suppliers and partners to minimize such risks.

The total expected cost of Year 2000 compliance (including replacement of major systems in the normal course of business) is estimated to range from $5,500 to $6,000 of which approximately $2,400 has been incurred to date. The timing of the expenses may vary and are not, necessarily, indicative of the readiness efforts or progress to date.

The Company believes the key risk factors associated with Year 2000 are those it cannot directly control, primarily the readiness of its key suppliers, distributors, and partners. The Company has initiated on-going communications with these third parties to determine their Year 2000 compliance status and their progress toward Year 2000 readiness. The Company is in the process of following up with those critical third parties who did not respond to the supplier compliance letter.

During the fourth quarter of fiscal year 1999 and the first half of fiscal year 2000, contingency plans will be developed and documented. Contingency plans would include such items as sourcing alternatives for single source suppliers, developing business resumption plans for all of the Company's business units, and evaluating alternative manual processes.

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

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended November 30, 1998



                          PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  27   Financial Data Schedule.

     (b)       Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 14th day of January, 1999.


                                       MATERIAL SCIENCES CORPORATION


                                         By: /s/ Gerald G. Nadig
                                             -----------------------------------
                                                 Gerald G. Nadig
                                                 Chairman, President
                                                 and Chief Executive Officer


                                         By: /s/ James J. Waclawik, Sr.
                                             -----------------------------------
                                                 James J. Waclawik, Sr.
                                                 Vice President,
                                                 Chief Financial Officer
                                                 and Secretary

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