Form 10-K
period 1999-02-28
MATERIAL SCIENCES CORP
filed 1999-05-27
CIK 755003

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  February 28, 1999

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

                                               Name of each exchange on which
                                               ------------------------------
            Title of each class                          registered
            -------------------                          ----------

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

  The aggregate market value of the voting stock of the registrant held by shareowners (not including any voting stock owned by directors or executive officers of the registrant (such exclusion shall not be deemed an admission that any such person is an affiliate of the registrant)) of the registrant was approximately $162,047,875 at April 23, 1999 (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

  At April 23, 1999, the registrant had outstanding an aggregate of 15,542,199 shares of its Common Stock.

                      Documents Incorporated by Reference

  Portions of the following documents are incorporated herein by reference into the indicated part of this Form 10-K:

                                                       Part of Form 10-K
                                                       -----------------
               Document                             into which incorporated
               --------                             -----------------------

Registrant's 1999 annual report to shareowners           Parts I, II, IV

Registrant's proxy statement for the Annual                  Part III
Meeting of Shareowners to be held on
June 17, 1999

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

                                     PART I

ITEM 1.   BUSINESS
-------   --------

Introduction
------------

  Material Sciences Corporation (unless otherwise indicated by the context, including its subsidiaries, "MSC" or the "Company") develops, manufactures and markets continuously processed, coated and laminated materials. The Company's three segments are: Coated Products and Services, Engineered Materials and Specialty Films (see Note 12 of the Notes to the Consolidated Financial Statements under the caption "Business Segments" on page 31 of the Company's
annual report, which is incorporated by reference herein).   The Coated Products
and Services segment includes the coil coating, hot-dip galvanizing and electrogalvanizing product groups. This segment provides galvanized and prepainted products and services primarily to the building and construction, automotive and appliance markets. The Engineered Materials segment includes the laminates and composites product group. This segment combines layers of metal and other materials designed to meet specific customer requirements for the automotive, lighting, appliance and computer disk drive markets. The Specialty Films segment provides solar control and safety window film, as well as industrial films used in a variety of products.

  Customers generally benefit from the energy savings and environmental advantages of MSC's manufacturing processes and products. In the engineered materials, specialty films and hot-dip galvanizing portion of its business, the Company is primarily a manufacturer and marketer of its own products. In the coil coating and electrogalvanizing area, MSC generally acts as a "toll coater" by processing its customers' metal for a fee, without taking ownership of the metal.

  Headquartered near Chicago, the Company, through its MSC Pre Finish Metals Inc. ("PFM"), MSC Pinole Point Steel Inc. ("MSCPPS"), MSC Walbridge Coatings Inc. ("MSCWC"), MSC Laminates and Composites Inc. ("MSCLC") and MSC Specialty Films, Inc. ("MSCSF") subsidiaries, operates 11 manufacturing plants in the United States and Europe. PFM operates two facilities in Elk Grove Village, Illinois, one facility in Morrisville, Pennsylvania, and one facility in Middletown, Ohio. MSCPPS operates one coil coating and one galvanizing facility in Richmond, California. MSCWC, a subsidiary of PFM, operates a facility in Walbridge, Ohio, on behalf of Walbridge Coatings, an Illinois Partnership ("Partnership"), owned by MSCWC and Bethlehem Steel Corporation ("BSC"). MSCLC operates one facility in Elk Grove Village, Illinois. MSCSF operates one facility in San Diego, California. MSCSF also has a 50% interest in a facility in Research Triangle Park, North Carolina, and a facility in Zulte, Belgium, through Innovative Specialty Films, LLC ("ISF"), a joint venture formed on October 15, 1998, with Bekaert Corporation.

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

Coated Products and Services

Coil Coating
------------

  The Company believes that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. This continuous, roll-to-roll, highly automated, high-speed process applies coatings to coiled metal of varying widths and thicknesses. In the process, sheet metal is unwound from a coil, cleaned, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers that fabricate the coated metal into finished products that are sold into a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. Through techniques such as printing, embossing and striping, special finishing effects can also be created. The finished product (i.e. prepainted or coil coated metal) is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. The Company generally acts as a "toll coater" by processing coils for steel mills, or their customers, without taking ownership of the metal. The Company charges by weight or surface area processed.

  The Company's coil coated products are used by manufacturers in building products, appliances, heating and air conditioning, fuel tanks, lighting, above-ground swimming pools and other products. The Company's strategy in coil coating has been to produce high-volume, competitively coated products at low cost, as well as to identify, develop and produce specialty niche products meeting specific customer requirements.

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

  Manufacturers that use prepainted materials can eliminate or significantly reduce on-site post-fabrication paint lines and the associated costs of compliance with complex environmental and other regulations. Prepainted materials facilitate the adoption of just-in-time and continuous process manufacturing techniques that can result in improvements to work in process inventory, plant utilization and productivity. Since prepainted metal is cleaned, treated and painted while flat, the result is a more uniform and higher quality finished part than can be achieved by even the best post-fabrication painting operation. There are no hidden areas where paint is difficult to reach and where corrosion can begin after the product has been marketed. As a result, companies using prepainted material generally benefit from lower manufacturing costs and improved product quality. Use of prepainted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing.

  The coil coating process competes with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping and brushing. The Company believes that coil coating accounts for approximately 10% of all the sheet metal now being coated. The Company expects that, although there can be no assurance in this regard, the market penetration of coil coated metal will increase as a result of more stringent environmental regulation and the energy efficiency, quality and cost advantages provided by prepainted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations. The Company estimates that there are approximately 45 companies operating coil coating lines in North America. The Company believes it is one of the largest coil coaters, with approximately 15% of the total tons processed in the United States in calendar 1998. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of quality, price, customer service, technical support and product development capability.

Hot-Dip Galvanizing
-------------------

  On December 15, 1997, the Company purchased certain assets and assumed certain liabilities of a West Coast hot-dip galvanizing and coil coating business ("Colorstrip, Inc."). Consideration for the purchase was approximately $129 million which was financed through a bank line of credit and long-term debt. Located in the San Francisco Bay Area, the operation consists of a 300,000 ton capacity hot-dip galvanizing line and a coil coating line capable of producing 150,000 tons of prepainted metal. The two facilities operate as MSCPPS, a subsidiary of MSC, and serve the building and construction market across the western United States.

  Hot-dip galvanizing ("HDG") is a continuous, high-speed roll-to-roll process for depositing zinc on steel. HDG deposits zinc onto steel by immersing the steel strip into a molten bath of zinc (hot-dip) making it corrosion resistant. Zinc in the presence of a corrosive environment will sacrifice itself to protect the steel. As such, zinc gives the maximum sacrificial protection to steel in the greatest number of applications. HDG steel may be used as is or can be painted, resulting in enhanced corrosion protection and versatility.

  MSCPPS's products are primarily used by the building and construction market where they are manufactured into such products as roofing, siding, doors, duct works, lighting fixtures and a wide variety of other structural components. MSCPPS generally takes ownership of the metal it processes.

  Coated steel continues to be a growing choice for various industrial and commercial needs because of its economy, versatility, attractiveness and long life. The volatility and generally rising prices of lumber also has made coated steel a growing alternative in the residential construction market, where durability, strength, fire-resistance, easy maintenance and environmental soundness have all contributed to its growth.

Electrogalvanizing
------------------

  MSCWC, through its participation in the Partnership, serves the market for motor vehicles by producing electrogalvanized ("EG") steel. EG steel is the primary corrosion-resistant steel product used to manufacture automobile and light truck bodies. Domestic demand for EG steel began in 1985, and the Company believes that it will continue as automobile manufacturers respond to consumer demands for longer warranty protection against rust and, to a lesser extent, due to increased applications for EG steel in the appliance and other non-automotive markets.

  Through the Partnership, MSCWC electrogalvanizes zinc and zinc-alloy coatings and applies organic coatings onto sheet metal in coil form. There is a demand by the automotive industry for a full complement of products such as zinc-nickel, zinc-nickel with a thin organic coating and pure zinc or zinc-nickel with other top coats that offer corrosion or forming advantages over competitive products. These newer materials are particularly in demand by Japanese automakers in the United States - currently among the end-use customers for the Partnership's services. The Partnership's facility is the only facility in North America capable of meeting, in a single pass through its line, the demand for this full complement of products.

  Effective as of June 30, 1998, MSCWC and a subsidiary of Bethlehem Steel Corporation each have a 50% interest in the Partnership, which owns or leases an electroplating facility in Walbridge, Ohio. The original term (12 years ending June 30, 1998) of the Partnership was extended to December 31, 2001. In addition, the Partnership entered into a long-term toll processing arrangement with a former partner, ISPAT Inland Inc. ("Inland") through December 31, 2001. MSCWC acts principally as the operating partner, and BSC and other integrated steel mills (including Inland) are primarily responsible for the sales and marketing activities.

  MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Sales to the Partnership represented 13%, 20% and 21% of MSC's net sales in fiscal 1999, 1998 and 1997, respectively. The fees consist of a variable portion, based on the production volumes and product mix, and a fixed portion, including taxes, insurance and the fixed portion of electricity. The overall profitability depends on MSCWC's processing skill and efficiency. Beginning on January 1, 2000, MSCWC will have rights to market a portion of the line time of the facility.

  BSC and the other mills utilizing the Partnership's facility are major suppliers of sheet steel to the United States automobile industry. The orders for the Partnership's toll coating services are primarily and independently generated by BSC and Inland for their respective customers, although the Partnership may also accept orders from outside parties ("Third Party") to the extent available capacity and production schedules permit. Through fiscal 1999, Third Party sales were not significant.

  BSC and another integrated steel mill currently are negotiating agreements to convert an existing electrogalvanizing facility into a state-of-the-art automotive hot-dip galvanizing plant. If such negotiations are successful, MSC expects the other steel mill to purchase a portion of BSC's interest in the Partnership in order to obtain a source for electroplating services. This could improve the likelihood of full utilization of the Partnership's facility.

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

Engineered Materials

  Engineered Materials typically consist of steel or other metals in combination with polymers or other materials to achieve specific properties, such as noise and vibration reduction and thermal insulation. These products consist of functionally engineered materials that are designed to meet specific customer requirements. Products in this segment largely result from the Company's research and development efforts and the proprietary equipment and processes designed and implemented by its engineering and manufacturing organizations. The Company supplies its Engineered Materials to a variety of markets both in the United States and internationally. The majority of these materials are used in the automotive, lighting, appliance and computer disk drive industries. The major products in this segment are disc brake noise dampers, Polycore Composites(R) and Specular+(R).

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

  Polycore Composites are multilayer composites consisting of various metals, coatings and other materials, typically consisting of metal outer skins surrounding a thin viscoelastic core material. Polycore Composites are engineered to meet a variety of needs. The Company believes it is a leader in developing and manufacturing continuously processed coated materials that reduce noise and create thermal barriers. The automotive industry is the largest market for metal composites, which are being used to replace solid sheet metal parts, including oil pans, valve covers, front engine covers and heat shields. Polycore Composites are also being evaluated for use in dash panels, floor pans and other internal components in order to help reduce road noise. Polycore Composites are also found in a number of other products, including lawn mower engines, air conditioners, computer disk drive covers and appliances, and other uses are under evaluation.

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

  The market for Engineered Materials is competitive, both domestically and internationally. There are competitors in each product market served by the Company, some of which have greater resources than the Company. The Company believes, however, that its technology, product development capability, technical support and customer service place it in a strong competitive position in this market.

Specialty Films

  The Company (through MSCSF's investment in ISF) uses continuous, roll-to-roll sputter-deposition technology to metallize wide rolls of flexible substrates, generally consisting of thin polymeric films. In the sputter-deposition process, a target material is disintegrated inside a vacuum chamber by ion bombardment into its component atoms or molecules, which are then redeposited onto the surface of the base material to be coated. Such base material (commonly called the substrate or flexible web) can be polymeric film, foil, fabric or paper.

  Sputter-deposition permits the use of a wide range of target materials, singly or in combination (including metals, metal alloys and metal oxides), some of which cannot be applied in any other way. This flexibility allows formation of composites of metals, dielectrics and semiconductors. Sputter-coated, flexible polymeric substrates may be designed to have specific properties, including energy reflectance, transmission, absorption and electrical conductance. After the sputtering process, these materials are often further enhanced with other coatings, adhesives and films on a coating and laminating line, resulting in a multilayer laminate.

  The Company's specialty films sales consist principally of solar control and safety window films for use in the automotive aftermarket and in the retrofitting of buildings. The Company sells these products through its own in-house distribution network and independent distributors. The Company believes there are significant growth opportunities in the building market, since there is currently low market penetration, and industrial, commercial and residential building owners are becoming more familiar with the benefits of solar control and safety window films. Solar control window films can lower energy bills year-round by reducing heat penetration in the summer and by retaining residual warmth in the winter. They also reject almost 100 percent of ultraviolet light, providing draperies and furnishings with significant protection from fading. In commercial environments, window film generally improves productivity by reducing glare and heat generation. Safety films, which are sold to the retrofit market and also to window manufacturers, offer security by making glass shatter resistant.

  This segment also manufactures a number of specialty coated, laminated and adhesive films. These films are used in the electronic, printing, label and other industrial markets. The Company believes that its unique capabilities, including clean room facilities and West Coast location, provide significant competitive advantages in rapidly growing markets.

  On October 15, 1998, MSCSF formed a 50:50 joint venture partnership with Bekaert Corporation called Innovative Specialty Films, LLC. ISF combines the sputtering operations of both companies, which the Company believes makes it one of the leading sputtering companies in the world. MSC also believes this new entity will not only enhance its window film development efforts, it will also provide the basis for a number of new products in electronic surveillance, high grade packaging, touch panels and anti-reflection display applications. ISF commenced operations on January 1, 1999.

  MSC believes that there are four major domestic companies producing competitive specialty film materials in addition to the Company. Some of these competitors have greater resources than the Company, including patented technology. The Company competes on the basis of a number of factors, including product performance and quality, completeness of product offering, new product development capabilities, service and price. The Company believes that it is competitive in these areas.

International

  The Company believes that significant opportunities exist internationally, particularly for the Company's disc brake noise damper products, Polycore
Composites and solar control and safety window film.   Direct export sales have
grown each year, but slower than the consolidated net sales of the Company. As a percentage of net sales, direct export sales represented 7%, 10% and 11% in fiscal 1999, 1998 and 1997, respectively.

  The Company has certain distribution agreements and licensing and royalty agreements with agents and companies in Europe, Latin America and the Far East that cover disc brake noise dampers, Polycore Composites, powder coating and lighting products. These agreements provide the Company with opportunities for market expansion in those geographic areas.

  The Company is pursuing a variety of other business relationships, including direct sales, distribution agreements, licensing and other forms of partnering to increase its international sales and expand its international presence.

Marketing and Sales

  The Company markets its coil coating, hot-dip galvanizing and laminates and composites' products, services and technologies primarily through its in-house sales organization and also through independent distributors, agents and licensees. The Company focuses its sales efforts on manufacturers, but also sells to steel mills and their intermediaries, metal service centers and metal brokers. BSC is currently the primary marketing partner for EG steel. The Company sells its specialty films' products primarily through its internal distribution network, as well as domestic and international distributors. All of the Company's selling activities are supported by technical service departments that aid the customer in the choice of available materials and their use in the customer's manufacturing process.

  The Company estimates that customers in the building products market were the end-users for approximately 48%, 25% and 18% of MSC's net sales in fiscal 1999, 1998 and 1997, respectively. The Company also estimates the original equipment and aftermarket segment of the transportation industry were the end-users for approximately 31%, 48% and 52% of MSC's net sales in fiscal 1999, 1998 and 1997, respectively. Due to concentration in the automobile industry, the Company believes that sales to individual automobile companies, including indirect sales, are significant.

  The Company is a party to a ten year tolling agreement in which MSC agrees to provide AK Steel Corporation ("AKS") with coil coating and other ancillary services from the Middletown, Ohio facility until June 2003. For calendar year 1998, MSC was required to provide AKS with 51% of the facility's capacity. The balance of capacity is being marketed by the Company's sales force and shifting production from other MSC plants that, at times, reach their capacity.

  The Company's backlog of orders as of February 28, 1999, was approximately $82.6 million, all of which is expected to be filled during the remainder of the current fiscal year. The Company's backlog was approximately $79.3 million as of February 28, 1998.

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

Environmental Matters

  The Company is subject to federal, state and local environmental laws. As a result of these laws, the Company has incurred, and will continue to incur in the future, capital expenditures and operating costs and charges. The Company is involved in two Superfund sites located in Gary and Kingsbury, Indiana. Although the ultimate cost of the Company's share of necessary cleanup expenses is not yet known, the Company believes that it is adequately reserved for environmental matters given the information currently available. See Note 4 of the Notes to the Consolidated Financial Statements entitled "Environmental and Legal Matters," on pages 25 and 26 of the Company's annual report, which is incorporated by reference herein. The Company cannot predict the impact of new or changed laws or regulations.

  The Company believes it operates its facilities and conducts its business, in all material respects, in accordance with all environmental laws presently applicable to its facilities. The Company spent approximately $4.0 million in fiscal 1999, and has budgeted approximately

$3.1 million during fiscal 2000, for maintenance or installation of environmental controls at its facilities. See Item 3 "Legal Proceedings" below.

Research and Development

  Management estimates that it spent approximately $7.1 million in fiscal 1999, $6.1 million in fiscal 1998 and $6.7 million in fiscal 1997 for product and process development activities.

  While it considers its various patents, licenses and trademarks to be important, it does not believe that the loss of any individual patent, license or trademark would have a material adverse effect upon its business.

Employees

  At February 28, 1999, the Company (excluding ISF) had 1,206 full-time employees. Of these, approximately 866 were engaged in manufacturing, 160 in marketing and sales, 129 in administrative and clerical positions and 51 in process and product development.

  The employees at the San Diego, California; Walbridge, Ohio; and the MSCSF distribution facilities are not represented by a union. Hourly manufacturing employees at Elk Grove Village, Illinois; Morrisville, Pennsylvania; and Middletown, Ohio are covered by separate union contracts expiring in February 2002, November 2000 and May 2002, respectively. Hourly manufacturing employees at Richmond, California are covered by two separate union contracts expiring in March 2000 and January 2003. The Company believes that its relations with its employees are good.

                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                     --------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

 The executive officers of the Company as of April 23, 1999, are as follows:

                                                               Position and
            Name                    Age                     Year First Elected
            ----                    ---                     ------------------

Gerald G. Nadig                     53         Chairman, President and Chief Executive
                                               Officer, MSC since January 1998; previously
                                               President and Chief Executive Officer, MSC
                                               since January 1997; previously President and
                                               Chief Operating Officer, MSC since July 1991.

Thomas E. Moore                     53         Executive Vice President and Chief Operating
                                               Officer, MSC since May 1997; previously
                                               Executive Vice President and General
                                               Manager, MSCWC since 1993.

James J. Waclawik, Sr.              40         Vice President, Chief Financial Officer and
                                               Secretary, MSC since October 1996;
                                               previously Vice President and Controller,
                                               MSC since July 1991.

Frank J. Lazowski, Jr.              59         Senior Vice President, Human Resources, MSC
                                               since March 1999; previously Vice President,
                                               Human Resources, MSC since July 1991.

Anton F. Vitzthum                   64         Senior Vice President, Manufacturing, MSC
                                               since March 1994.

Robert J. Mataya                    56         Vice President, Business Planning and
                                               Development, MSC since July 1991.

Edward J. Vydra                     60         Vice President and Chief Technology Officer,
                                               MSC since November 1998; Vice President,
                                               Research and Development (various
                                               subsidiaries of the Company) since 1991.


                                                         Position and
    Name                            Age               Year First Elected
    ----                            ---               ------------------
David J. DeNeve                     30         Controller, MSC since October 1996;
                                               previously Accounting and Tax Manager, MSC
                                               since November 1995; previously Financial
                                               Analyst, MSC since June 1994.

David A. Catterlin                  43         President, MSCPPS since June 1998.

David A. Fletcher                   45         President and Chief Operating Officer, MSCSF
                                               since September 1993.

Ronald L. Millar                    48         Group Vice President and General Manager,
                                               MSCLC since November 1995; previously Vice
                                               President, PFM since 1991.

Douglas M. Rose                     49         President, PFM since December 1997.

Edward A. Williams                  40         Group Vice President and General Manager,
                                               MSCWC since May 1997; previously Plant
                                               Manager, MSCWC since 1993.

  Prior to joining the Company in 1994, Mr. DeNeve was on the audit staff of Arthur Andersen LLP. Mr. Catterlin was Vice President, Commercial for California Steel Industries, Inc. from 1994 until joining the Company. Mr. Rose was Executive Vice President, Toyoda Machinery USA, prior to joining the Company.

                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                     --------------------------------------

ITEM 2.   PROPERTIES
-------   ----------

  The Company owns or leases facilities with an aggregate of approximately 1,988,000 square feet of space. The Company considers all of such facilities to be in good operating condition. In addition to the principal physical properties used by the Company in its manufacturing operations as summarized in the table below, the Company leases numerous sales and administrative offices pursuant to short-term leases.

                                           Approximate
                                             Area in                      Lease Expiration
          Location                         Square Feet                     (or Ownership)
          --------                         -----------                     --------------

Elk Grove Village, Illinois                    58,000                       Owner
      Plant No. 1

Elk Grove Village, Illinois                   205,000                       Owner
      Plant No. 2

Elk Grove Village, Illinois                   290,000                       Owner
      Plant No. 3

Morrisville, Pennsylvania                     121,000                       Owner

Middletown, Ohio                              170,000                       Owner

Richmond, California                          276,000                       Owner
      Plant No. 1

Richmond, California                          203,000                       Owner
      Plant No. 2

Walbridge, Ohio                               440,000                       June 2003/(1)/

San Diego, California                          73,000                       February 2007/(2)/

Research Triangle Park,
      North Carolina (ISF)                     17,000                       December 2003/(3)/

Zulte, Belgium (ISF)                           65,000                       December 2004

(1) The lease is renewable, at the Company's option, for additional periods totaling 25 years. Since April 1, 1986, this facility has been subleased to the Partnership, and the initial sublease expired on June 30, 1998. MSC and BSC have extended the sublease until December 31, 2001 (see Coated Products and Services
- Electrogalvanizing).

(2) The lease is renewable, at the Company's option, for additional periods totaling 5 years. Since October 15, 1998, a portion (29.1%) of this facility has been subleased to ISF, and the sublease expires December 31, 2003.

(3) The sublease expires the earlier of the termination of the ISF agreement (December 31, 2003, if not extended) or February 28, 2007.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

  See Note 4 of the Notes to Consolidated Financial Statements entitled "Environmental and Legal Matters," on pages 25 and 26 of the Company's annual report, which is incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS
-------  --------------------------------------------------

  There were no matters submitted to the Company's security owners during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
-------  ---------------------------------------------
         RELATED SHAREOWNER MATTERS
         --------------------------

  The Company's common stock, $.02 par value, is listed on the New York Stock Exchange under the symbol "MSC." The table below sets forth, by fiscal quarter, the high and low sales prices of the Company's common stock during its past two fiscal years.

     Fiscal       Fiscal
      Year        Quarter     High       Low
---------------   -------   --------   -------

      1999        1st         12 5/8        10
                  2nd         13 1/8    7 9/16
                  3rd        10 1/16     6 3/4
                  4th          9 7/8    7 3/16

     Fiscal       Fiscal
      Year        Quarter     High       Low
---------------   -------   --------   -------

      1998        1st         17 1/2    13 1/2
                  2nd         16 1/8    14 1/4
                  3rd       16 15/16    13 7/8
                  4th        14 7/16   10 5/16

  There were 1,182 owners of record of the Company's common stock at the close of business on April 23, 1999. MSC has not paid cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company's business. If business circumstances should change, the Board of Directors may declare and instruct the Company to pay cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

  Reference is made to the information found under the caption "Selected Financial Data" on pages 32 and 33 of the Company's annual report, which is incorporated by reference herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

  Reference is made to the information found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 19 of the Company's annual report, which is incorporated by reference herein.

  Certain statements in this Form 10-K and in future filings of the Company with the SEC and in the Company's written and oral statements made by or with the approval of an authorized officer of the Company contain, or will contain, various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including assumptions concerning MSC's operations, future results and prospects, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on MSC's current expectations and are subject to risk and uncertainties which could cause actual results or events to differ materially from those set forth or implied. Examples of forward-looking statements include, but are not limited to, statements regarding the Company's future financial position, results of operations and cash flows (including future capital expenditures and anticipated debt levels and strategies for growth), plans and objectives. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include, but are not limited to, (i) successful development and market introduction of anticipated new products and technologies; (ii) competitive factors and competitor's responses to MSC's initiatives; (iii) changes in the current and future business environment; (iv) adverse changes in government laws and regulations applicable to the Company;
(v) continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates; (vi) the stability of governments and business conditions inside and outside the United States which may affect successful penetration of the Company's products; (vii) the health of the automobile, building and construction and durable goods industries; (viii) environmental risks associated with the manufacturing operations of the Company;
(ix) the loss of one or more significant customers of the Company; (x) risks associated with the termination of the Partnership in December 2001; (xi) increases in the price of raw and other material inputs used by the Company that cannot be passed on to its customers; and (xii) the incompleteness or untimely resolution of the Year 2000 issue by the Company or its critically important suppliers or customers. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as the result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
--------  ------------------------------------------------------
          RISK
          ----

  The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. As of February 28, 1999, foreign sales, operating income and assets each comprised less than 5% of consolidated amounts. Historically, the effect of movements in the exchange rates have not been material to the financial position or the results of operations of the Company.

  The Company uses steel as a raw material in many of its products. The Company has entered into certain vendor contracts, not exceeding a term of one year, which have established a fixed price for steel.

  The table below provides information about the Company's debt that is sensitive to changes in interest rates.

(Dollars in Thousands)                            Expected Maturity Date (Fiscal Year)
                             2000       2001       2002       2003       2004     Thereafter     Total      Fair Value
                            ------    -------     ------    -------    -------    ----------    --------    ----------
Total Debt:
Fixed Rate:
  Principal Amount          $2,429    $ 2,499     $8,019    $14,059    $18,708       $72,515    $118,229      $118,889
  Average Interest Rate        7.7%       7.8%       7.3%       7.1%       6.9%          6.9%        7.0%
Variable Rate:
  Principal Amount          $    -    $10,000     $    -    $14,200    $     -       $     -    $ 24,200      $ 24,200
  Average Interest Rate*     N/A          5.9%     N/A          6.6%     N/A         N/A             6.3%

* Average variable rates are based on fiscal 1999 year end rates. Actual rates may be higher or lower.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

  (a) The Report of Independent Public Accountants, Consolidated Statements of Income for the years ended February 28, 1999, 1998 and 1997, Consolidated Balance Sheets as of February 28, 1999 and 1998, Consolidated Statements of Cash Flows for the years ended February 28, 1999, 1998 and 1997, Consolidated Statements of Changes in Shareowners' Equity for the years ended February 28, 1999, 1998 and 1997, Consolidated Statements of Comprehensive Income for the years ended February 28, 1999, 1998 and 1997 and Notes to Consolidated Financial Statements, set forth on page 16 and pages 20 through 31 of the Company's annual report, are incorporated by reference herein.

  (b) The unaudited selected quarterly financial data is set forth in Note 13 of the Notes to Consolidated Financial Statements under the caption "Selected Quarterly Results of Operations (Unaudited)" on page 31 of the Company's annual report, which is incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

  Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

  Reference is made to the information found under the caption "Election of Directors" on pages 2 and 3 of the Company's proxy statement for the 1999 annual meeting of shareowners ("proxy statement"), all of which is incorporated by reference herein, for information on the directors of the Company. Reference is made to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 21 of the proxy statement, all of which is incorporated herein by reference. Reference is made to Part I of this report for information on the executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

  Reference is made to the information under the captions "Compensation of Executive Officers", "Compensation and Organization Committee Report", "MSC Performance Graph", "Employment and Other Agreements" and "Employee and Other Plans" on pages 7 through 13 of the proxy statement, all of which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------   ----------------------------------------
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

  Reference is made to the information under the caption "Employment and Other Agreements" and "Employee and Other Plans" set forth on pages 12 and 13 of the proxy statement, all of which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
--------  -------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

 (A) FINANCIAL STATEMENTS AND SCHEDULE OF THE COMPANY

      I   Financial Statements of the Company.  Incorporated herein by reference
          -----------------------------------
          to page 16 and pages 20 through 31 of the Company's annual report.

          (i)   Report of Independent Public Accountants
          (ii) Consolidated Statements of Income for the years ended February 28, 1999, 1998 and 1997
          (iii) Consolidated Balance Sheets - February 28, 1999 and 1998
          (iv) Consolidated Statements of Cash Flows for the years ended February 28, 1999, 1998 and 1997
          (v) Consolidated Statements of Changes in Shareowners' Equity for the years ended February 28, 1999, 1998 and 1997
          (vi) Consolidated Statements of Comprehensive Income for the years ended February 28, 1999, 1998 and 1997
          (vii) Notes to Consolidated Financial Statements

      II  Supplemental Schedule
          ---------------------

          (i) Report of Independent Public Accountants with respect to Supplemental Schedule to the Financial Statements
          (ii)  Schedule II - Reserve for Receivable Allowances

  All other schedules have been omitted, since the required information is not significant, is included in the financial statements or the notes thereto or is not applicable.

 (B) REPORTS ON FORM 8-K

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

2(f)           Coating Agreement dated as of October 15, 1984, by and between Bethlehem
               Steel Corporation and Walbridge Coatings, An Illinois Partnership.(1)

2(g)           Coating Agreement dated as of October 15, 1984, by and between Inland
               Steel Company and Walbridge Coatings, An Illinois Partnership.(1)

2(h)           Amendments to Definitive Agreements dated as of March 31, 1986, among EGL
               Steel Inc., Inland Steel Electrogalvanizing Corporation, Pre Finish Metals
               (EG) Incorporated, Bethlehem Steel Corporation, Inland Steel Company, Pre
               Finish Metals Incorporated and Material Sciences Corporation.(11)

2(i)           Further Amendments to Definitive Agreements dated as of July 24, 1986, among EGL Steel Inc., Inland Steel Electrogalvanizing Corporation, Pre
               Finish Metals (EG) Incorporated, Bethlehem Steel Corporation, Inland Steel
               Company, Inland Steel Industries, Inc., Pre Finish Metals Incorporated and
               Material Sciences Corporation.(11)

Exhibit
Number         Description of Exhibit
------         ----------------------

2(j)           Further Amendments to Definitive Agreements dated as of April 23, 1992, among EGL Steel Inc., Inland Steel Electrogalvanizing Corporation, Pre
               Finish Metals (EG) Incorporated, Bethlehem Steel Corporation, Inland Steel
               Company, Inland Steel Industries, Inc., Pre Finish Metals Incorporated and
               Material Sciences Corporation.(11)

2(k)           Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(8)

3(a)           Registrant's Restated Certificate of Incorporation.(7)

3(b)           Certificate of Designation, Preferences and Rights of Series B Junior
               Participating Preferred Stock.(3)

3(c)           Registrant's By-laws, as amended.(10)

4(a)           Credit Agreement, dated as of December 12, 1997, among Registrant, Bank of
               America National Trust and Savings Association, as Agent and Letter of
               Credit Issuing Bank, and other financial institutions party thereto.(8)

4(b)           First Amendment dated as of April 30, 1998, among Registrant, Bank of
               America National Trust and Savings Association, as Agent and Letter of
               Credit Issuing Bank, and other financial institutions party thereto.(9)

4(c)           Note Agreement dated as of February 15, 1997, by and among the Registrant and the purchasers described on Schedule I attached thereto.(6)

4(d)           Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on Schedule I attached thereto.(9)

4(e)           First Amendment to Note Agreement dated as of January 23, 1998 among the
               Registrant, Principal Mutual Life Insurance Company, Great-West Life &
               Annuity Insurance Company, The Great-West Life Assurance Company,
               Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance
               Company, and West Coast Life Insurance Company.(9)

Exhibit
Number         Description of Exhibit
------         ----------------------

4(f)           Second Amendment to Note Agreement dated as of February 27, 1998 among the
               Registrant, Principal Mutual Life Insurance Company, Great-West Life &
               Annuity Insurance Company, The Great-West Life Assurance Company,
               Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance
               Company, and West Coast Life Insurance Company.(9)

4(g)           Option Agreement dated as of February 26, 1998, between the Registrant and
               Stern Stewart & Co.(9)

4(h)           Rights Agreement dated as of June 20, 1996, between Material Sciences
               Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights
               Agent.(3)

4(i)           First Amendment to Rights Agreement dated as of June 17, 1998 between the
               Registrant and Chase Mellon Shareholder Services, L.L.C., as Rights
               Agent.(10)

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

10(a)          Material Sciences Corporation Stock Purchase Plan.(1)

10(b)          Material Sciences Corporation Supplemental Pension Plan.(1)

10(c)          Material Sciences Corporation Employee Stock Purchase Plan.(11)

10(d)          Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(11)

10(e)          Material Sciences Corporation 1985 Stock Option Plan for Directors.(11)

10(f)          Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key
               Employees.(4)

Exhibit
Number         Description of Exhibit
------         ----------------------

10(g)          Employment Agreement effective February 27, 1991, between Material
               Sciences Corporation and G. Robert Evans.(11)

10(h)          Material Sciences Corporation 1991 Stock Option Plan for Directors.(11)

10(i)          Material Sciences Corporation Directors Deferred Compensation Plan.(11)

10(j)          Material Sciences Corporation 1996 Stock Option Plan for Non-Employee
               Directors.(5)

10(k)          Deferred Compensation Plan of Material Sciences Corporation and Certain
               Participating Subsidiaries.(11)

10(l)          Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and
               Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10(m)          First Amendment to Lease and Agreement dated as of May 30, 1986, between
               Corporate Property Associates and Corporate Property Associates 2 and Pre
               Finish Metals Incorporated.(11)

10(n)          Sublease dated as of May 30, 1986, between Pre Finish Metals Incorporated and Walbridge Coatings, An Illinois Partnership.(11)

10(o)          Lease Guaranty dated as of May 30, 1986, from Material Sciences
               Corporation to Corporate Property Associates and Corporate Property
               Associates 2.(11)

10(p)          Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(11)

10(q)          Form of Standstill Agreement dated as of January 29, 1986, among Material
               Sciences Corporation, Richard L. Burns and Joyce Burns.(11)

10(r)          Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(11)

Exhibit
Number         Description of Exhibit
------         ----------------------

10(s)          Severance Benefits Agreement dated October 22, 1996 between Material
               Sciences Corporation and James J. Waclawik, Sr.(6)

10(t)          Extension of Sublease Agreement dated as of December 7, 1998 between MSC
               Pre Finish Metals Inc. and Walbridge Coatings.(11)

10(u) 1998 Extension Agreement dated as of December 31, 1998 (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed).(11)

10(v)          Tolling Agreement dated as of June 30, 1998 between Walbridge Coatings and
               Inland Steel Company (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed).(11)

10(w)          Form of Change in Control Agreement.(10)

10(x)          Amendment to the Supplemental Employee Retirement Plan.(10)

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.(11)


    (1)        Incorporated by reference to the Registrant's Registration Statement on Form S-1
               (Registration No. 2-93414), which was declared effective on November 27, 1984.

    (2)        Incorporated by reference to the Registrant's Registration Statement on Form S-1
               (Registration No. 33-00828), which was filed on October 11, 1985.

    (3)        Incorporated by reference to the Registrant's Form 8-A filed on June 25, 1996 (File No.
               1-8803).

    (4)        Incorporated by reference to the Registrant's Registration Statement on Form S-8
               (Registration No. 333-15679) which was filed on November 6, 1996.


    (5)        Incorporated by reference to the Registrant's Registration Statement on Form S-8
               (Registration No. 333-15677) which was filed on November 6, 1996.

    (6)        Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year
               Ended February 28, 1997 (File No. 1-8803).

    (7)        Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter
               Ended August 31, 1997 (File No. 1-8803).

    (8)        Incorporated by reference to the Registrant's Form 8-K filed on December 30, 1997 (File
               No. 1-8803).

    (9)        Incorporated by reference to the Registrant's Form 10-K filed on May 26, 1998 (File No.
               1-8803).

    (10)       Incorporated by reference to the Registrant's Form 8-K filed on June 22, 1998 (File No.
               1-8803).

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

                              MATERIAL SCIENCES CORPORATION

                              By: /s/  Gerald G. Nadig
                                 ---------------------
                                 Gerald G. Nadig
                                 Chairman, President and Chief Executive Officer
Date:  May 24, 1999

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on May 24, 1999.

           Signature                                           Title
           ---------                                           -----

/s/ Gerald G. Nadig                      Chairman, President and Chief Executive Officer and Director
--------------------------------------
 Gerald G. Nadig                         (Principal Executive Officer)

/s/ James J. Waclawik, Sr.               Vice President, Chief Financial Officer and Secretary
--------------------------------------
 James J. Waclawik, Sr.                  (Principal Financial Officer)

/s/ David J. DeNeve                      Controller
--------------------------------------
 David J. DeNeve                         (Principal Accounting Officer)

/s/ Jerome B. Cohen                      Director
--------------------------------------
 Jerome B. Cohen

/s/ Roxanne J. Decyk                     Director
--------------------------------------
 Roxanne J. Decyk

/s/ Eugene W. Emmerich                   Director
--------------------------------------
 Eugene W. Emmerich

/s/ G. Robert Evans                      Director
--------------------------------------
 G. Robert Evans

/s/ E. F. Heizer, Jr.                    Director
--------------------------------------
 E. F. Heizer, Jr.

/s/ Irwin P. Pochter                     Director
--------------------------------------
 Irwin P. Pochter

/s/ Howard B. Witt                       Director
--------------------------------------
 Howard B. Witt

                                 EXHIBIT INDEX

                         MATERIAL SCIENCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
-------   -------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(A)  FINANCIAL STATEMENTS AND SCHEDULE OF THE COMPANY

       I    Financial Statements of the Company.  Incorporated herein by
            -----------------------------------
            reference to page 16 and pages 20 through 31 of the Company's annual report.

            (i)   Report of Independent Public Accountants
            (ii) Consolidated Statements of Income for the years ended February 28, 1999, 1998 and 1997
            (iii) Consolidated Balance Sheets - February 28, 1999 and 1998
            (iv) Consolidated Statements of Cash Flows for the years ended February 28, 1999, 1998 and 1997
            (v) Consolidated Statements of Changes in Shareowners' Equity for the years ended February 28, 1999, 1998 and 1997
            (vi) Consolidated Statements of Comprehensive Income for the years ended February 28, 1999, 1998 and 1997
            (vii) Notes to Consolidated Financial Statements

       II   Supplemental Schedule
            ---------------------

            (i) Report of Independent Public Accountants with respect to Supplemental Schedule to the Financial Statements
            (ii)  Schedule II - Reserve for Receivable Allowances

  All other schedules have been omitted, since the required information is not significant, is included in the financial statements or the notes thereto or is not applicable.

(B) REPORTS ON FORM 8-K

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

2(f)        Coating Agreement dated as of October 15, 1984, by and between Bethlehem
            Steel Corporation and Walbridge Coatings, An Illinois Partnership.(1)

2(g)        Coating Agreement dated as of October 15, 1984, by and between Inland
            Steel Company and Walbridge Coatings, An Illinois Partnership.(1)

2(h)        Amendments to Definitive Agreements dated as of March 31, 1986, among EGL
            Steel Inc., Inland Steel Electrogalvanizing Corporation, Pre Finish Metals
            (EG) Incorporated, Bethlehem Steel Corporation, Inland Steel Company, Pre
            Finish Metals Incorporated and Material Sciences Corporation.(11)

Exhibit
Number        Description of Exhibit
------        ----------------------

2(i)          Further Amendments to Definitive Agreements dated as of July 24, 1986, among EGL Steel Inc., Inland Steel Electrogalvanizing Corporation, Pre
              Finish Metals (EG) Incorporated, Bethlehem Steel Corporation, Inland Steel
              Company, Inland Steel Industries, Inc., Pre Finish Metals Incorporated and
              Material Sciences Corporation.(11)

2(j)          Further Amendments to Definitive Agreements dated as of April 23, 1992, among EGL Steel Inc., Inland Steel Electrogalvanizing Corporation, Pre
              Finish Metals (EG) Incorporated, Bethlehem Steel Corporation, Inland Steel
              Company, Inland Steel Industries, Inc., Pre Finish Metals Incorporated and
              Material Sciences Corporation.(11)

2(k)          Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(8)

3(a)          Registrant's Restated Certificate of Incorporation.(7)

3(b)          Certificate of Designation, Preferences and Rights of Series B Junior
              Participating Preferred Stock.(3)

3(c)          Registrant's By-laws, as amended.(10)

4(a)          Credit Agreement, dated as of December 12, 1997, among Registrant, Bank of
              America National Trust and Savings Association, as Agent and Letter of
              Credit Issuing Bank, and other financial institutions party thereto.(8)

4(b)          First Amendment dated as of April 30, 1998, among Registrant, Bank of
              America National Trust and Savings Association, as Agent and Letter of
              Credit Issuing Bank, and other financial institutions party thereto.(9)

4(c)          Note Agreement dated as of February 15, 1997, by and among the Registrant and the purchasers described on Schedule I attached thereto.(6)

4(d)          Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on Schedule I attached thereto.(9)

Exhibit
Number      Description of Exhibit
------      ----------------------

4(e)        First Amendment to Note Agreement dated as of January 23, 1998 among the
            Registrant, Principal Mutual Life Insurance Company, Great-West Life &
            Annuity Insurance Company, The Great-West Life Assurance Company,
            Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance
            Company, and West Coast Life Insurance Company.(9)

4(f)        Second Amendment to Note Agreement dated as of February 27, 1998 among the
            Registrant, Principal Mutual Life Insurance Company, Great-West Life &
            Annuity Insurance Company, The Great-West Life Assurance Company,
            Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance
            Company, and West Coast Life Insurance Company.(9)

4(g)        Option Agreement dated as of February 26, 1998, between the Registrant and
            Stern Stewart & Co.(9)

4(h)        Rights Agreement dated as of June 20, 1996, between Material Sciences
            Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights
            Agent.(3)

4(i)        First Amendment to Rights Agreement dated as of June 17, 1998 between the
            Registrant and Chase Mellon Shareholder Services, L.L.C., as Rights
            Agent.(10)

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

10(a)       Material Sciences Corporation Stock Purchase Plan.(1)

10(b)       Material Sciences Corporation Supplemental Pension Plan.(1)

10(c)       Material Sciences Corporation Employee Stock Purchase Plan.(11)

Exhibit
Number     Description of Exhibit
------     ----------------------

10(d)      Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(11)

10(e)      Material Sciences Corporation 1985 Stock Option Plan for Directors.(11)

10(f)      Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key
           Employees.(4)

10(g)      Employment Agreement effective February 27, 1991, between Material
           Sciences Corporation and G. Robert Evans.(11)

10(h)      Material Sciences Corporation 1991 Stock Option Plan for Directors.(11)

10(i)      Material Sciences Corporation Directors Deferred Compensation Plan.(11)

10(j)      Material Sciences Corporation 1996 Stock Option Plan for Non-Employee
           Directors.(5)

10(k)      Deferred Compensation Plan of Material Sciences Corporation and Certain
           Participating Subsidiaries.(11)

10(l)      Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and
           Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10(m)      First Amendment to Lease and Agreement dated as of May 30, 1986, between
           Corporate Property Associates and Corporate Property Associates 2 and Pre
           Finish Metals Incorporated.(11)

10(n)      Sublease dated as of May 30, 1986, between Pre Finish Metals Incorporated and Walbridge Coatings, An Illinois Partnership.(11)

10(o)      Lease Guaranty dated as of May 30, 1986, from Material Sciences
           Corporation to Corporate Property Associates and Corporate Property
           Associates 2.(11)

10(p)      Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(11)

Exhibit
Number     Description of Exhibit
------     ----------------------

10(q)      Form of Standstill Agreement dated as of January 29, 1986, among Material
           Sciences Corporation, Richard L. Burns and Joyce Burns.(11)

10(r) Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(11)

10(s)      Severance Benefits Agreement, dated October 22, 1996 between Material
           Sciences Corporation and James J. Waclawik, Sr.(6)

10(t)      Extension of Sublease Agreement dated as of December 7, 1998 between MSC
           Pre Finish Metals Inc. and Walbridge Coatings.(11)

10(u) 1998 Extension Agreement dated as of December 31, 1998 (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed).(11)

10(v)      Tolling Agreement dated as of June 30, 1998 between Walbridge Coatings and
           Inland Steel Company (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed).(11)

10(w)      Form of Change in Control Agreement.(10)

10(x)      Amendment to the Supplemental Employee Retirement Plan.(10)

21         Subsidiaries of the Registrant.

23         Consent of Arthur Andersen LLP.

27         Financial Data Schedule.(11)

    (1)        Incorporated by reference to the Registrant's Registration Statement on Form S-1
               (Registration No. 2-93414), which was declared effective on November 27, 1984.

    (2)        Incorporated by reference to the Registrant's Registration Statement on Form S-1
               (Registration No. 33-00828), which was filed on October 11, 1985.

    (3)        Incorporated by reference to the Registrant's Form 8-A filed on June 25, 1996 (File No.
               1-8803).

    (4)        Incorporated by reference to the Registrant's Registration Statement on Form S-8
               (Registration No. 333-15679) which was filed on November 6, 1996.

    (5)        Incorporated by reference to the Registrant's Registration Statement on Form S-8
               (Registration No. 333-15677) which was filed on November 6, 1996.

    (6)        Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year
               Ended February 28, 1997 (File No. 1-8803).

    (7)        Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter
               Ended August 31, 1997 (File No. 1-8803).

    (8)        Incorporated by reference to the Registrant's Form 8-K filed on December 30, 1997 (File
               No. 1-8803).

    (9)        Incorporated by reference to the Registrant's Form 10-K filed on May 26, 1998 (File No.
               1-8803).

    (10)       Incorporated by reference to the Registrant's Form 8-K filed on June 22, 1998 (File No.
               1-8803).

    (11)       Appears only in the electronic filing of this report with the Securities and Exchange
               Commission.

                     [THIS SPACE INTENTIONALLY LEFT BLANK]
                     -------------------------------------

                 MATERIAL SCIENCES CORPORATION AND SUBSIDIARIES

                             Supplemental Schedule

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     WITH RESPECT TO SUPPLEMENTAL SCHEDULE
                          TO THE FINANCIAL STATEMENTS

To the Shareowners and Board of Directors of Material Sciences Corporation:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Material Sciences Corporation 1999 Annual Report to Shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated April 22, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The supplemental financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                         /s/ ARTHUR ANDERSEN LLP

                                             ARTHUR ANDERSEN LLP


Chicago, Illinois
April 22, 1999

                                  SCHEDULE II

                 MATERIAL SCIENCES CORPORATION AND SUBSIDIARIES

                       RESERVE FOR RECEIVABLE ALLOWANCES
                                 (in thousands)

                                                                           Additions
                                                   ---------------------------------------------
                                    Balance at     Charged to       Charged    Reclassifications  Deductions     Balance at
                                    beginning      costs and        to other          and            from          end of
                                     of year        expense         accounts     Acquisitions      reserve          year
                                   -----------    ------------     ----------   ----------------  ----------     ----------

    Fiscal 1997
--------------------
Receivable Allowances                   $4,407         $ 4,132      $       -      $           -    $ (6,268)        $2,271
                                   ===========    ============     ==========   ================  ==========     ==========

    Fiscal 1998
--------------------
Receivable Allowances                   $2,271         $11,980      $       -      $       1,354    $(10,820)        $4,785
                                   ===========    ============     ==========   ================  ==========     ==========

    Fiscal 1999
--------------------
Receivable Allowances                   $4,785         $10,622      $       -      $           -    $(10,174)        $5,233
                                   ===========    ============     ==========   ================  ==========     ==========

The activity in the Receivable Allowances account includes the Company's bad debt, claim and scrap allowance.