Form 10-Q
period 1999-05-31
MATERIAL SCIENCES CORP
filed 1999-07-14
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1999
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

Yes   X       No_________
   ---------

As of July 13, 1999, there were outstanding 15,261,474 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For The Quarter Ended May 31, 1999



                        PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------

 (a)  Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                               Three Months Ended
                                                                                     May 31,
(In thousands, except per share data)                                          1999             1998
----------------------------------------------------------------------     -----------      -----------
Net Sales (1)                                                              $   124,993      $   112,883
Cost of Sales                                                                  100,757           93,773
                                                                           -----------      -----------
Gross Profit                                                               $    24,236      $    19,110
Selling, General and Administrative
   Expenses                                                                     14,647           13,701
                                                                           -----------      -----------
Income from Operations                                                     $     9,589      $     5,409
                                                                           -----------      -----------
Other (Income) and Expense:
   Interest Income                                                         $       (78)     $       (71)
   Interest Expense                                                              2,495            3,290
   Equity in Results of Joint Ventures                                             481              (45)
   Other, Net                                                                       84             (428)
                                                                           -----------      -----------
     Total Other Expense, Net                                              $     2,982      $     2,746
                                                                           -----------      -----------
Income Before Income Taxes and Cumulative Effect of
   Accounting Change                                                       $     6,607      $     2,663
Income Taxes                                                                     2,445            1,025
                                                                           -----------      -----------
Income Before Cumulative Effect of Accounting Change                       $     4,162      $     1,638
Cumulative Effect of Accounting Change, Net (6)                                      -            2,207
                                                                           -----------      -----------
Net Income (Loss) (7)                                                      $     4,162      $      (569)
                                                                           ===========      ===========

Basic Net Income (Loss) Per Share:
Income Before Cumulative Effect of Accounting Change
   Per Share                                                               $      0.27      $      0.11
Cumulative Effect of Accounting Change Per Share                                  -                0.14
                                                                           -----------      -----------
Basic Net Income (Loss) Per Share                                          $      0.27      $     (0.03)
                                                                           ===========      ===========
Diluted Net Income (Loss) Per Share:
Income Before Cumulative Effect of Accounting Change
   Per Share                                                               $      0.27      $      0.11
Cumulative Effect of Accounting Change Per Share                                     -             0.14
                                                                           -----------      -----------
Diluted Net Income (Loss) Per Share                                        $      0.27      $     (0.03)
                                                                           ===========      ===========
Weighted Average Number of Common Shares Outstanding
   Used for Basic Net Income (Loss) Per Share                                   15,244           15,290
Dilutive Common Stock Options                                                      198               84
                                                                           -----------      -----------
Weighted Average Number of Common Shares Outstanding
   Plus Dilutive Common Stock Options                                           15,442           15,374
                                                                           ===========      ===========
Outstanding Common Stock Options Having No Dilutive Effect                       1,698            1,495
                                                                           ===========      ===========

       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries


                                                                                        May 31,           February 28,
                                                                                         1999                1999
(In thousands)                                                                         Unaudited            Audited
------------------------------------------------------------------------------        ----------          -----------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                                         $    2,829          $     1,227
    Receivables:
      Trade, Less Reserves of $4,981 and $5,233, Respectively (2)                         53,579               52,029
      Income Taxes                                                                             -                  968
    Prepaid Expenses                                                                       3,645                2,180
    Inventories                                                                           52,140               52,166
    Prepaid Taxes                                                                          4,889                4,889
                                                                                      ----------          -----------
      Total Current Assets                                                            $  117,082          $   113,459
                                                                                      ----------          -----------

  Property, Plant and Equipment                                                       $  364,843          $   360,865
  Accumulated Depreciation and Amortization                                             (133,465)            (126,384)
                                                                                      ----------          -----------
      Net Property, Plant and Equipment                                               $  231,378          $   234,481
                                                                                      ----------          -----------

  Other Assets:
    Investment in Joint Ventures                                                      $   20,514          $    20,829
    Intangible Assets, Net                                                                24,119               24,411
    Other                                                                                  2,343                2,141
                                                                                      ----------          -----------
      Total Other Assets                                                              $   46,976          $    47,381
                                                                                      ----------          -----------
      Total Assets                                                                    $  395,436          $   395,321
                                                                                      ==========          ===========

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                                 $    2,442           $    2,429
    Accounts Payable                                                                      47,268               47,920
    Accrued Payroll Related Expenses                                                       9,175               13,891
    Accrued Expenses                                                                      11,127                8,660
                                                                                      ----------           ----------
      Total Current Liabilities                                                       $   70,012           $   72,900
                                                                                      ----------           ----------

Long-Term Liabilities:
    Deferred Income Taxes                                                             $   19,155           $   18,434
    Long-Term Debt, Less Current Portion                                                 139,232              140,000
    Accrued Superfund Liability                                                            3,069                3,087
    Other                                                                                 12,168               11,968
                                                                                      ----------           ----------
      Total Long-Term Liabilities                                                     $  173,624           $  173,489
                                                                                      ----------           ----------

Shareowners' Equity:
  Preferred Stock (3)                                                                 $        -           $        -
  Common Stock (4)                                                                           344                  336
  Additional Paid-In Capital                                                              55,623               54,663
  Treasury Stock at Cost (5)                                                             (12,832)             (10,491)
  Retained Earnings                                                                      108,992              104,830
  Accumulated Other Comprehensive Income (7)                                                (327)                (406)
                                                                                      ----------           ----------
      Total Shareowners' Equity                                                       $  151,800           $  148,932
                                                                                      ----------           ----------
      Total Liabilities and Shareowners' Equity                                       $  395,436           $  395,321
                                                                                      ==========           ==========

       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                                    Three Months Ended
                                                                                           May 31,
(In thousands)                                                                     1999            1998
------------------------------------------------------------------------------    ------         ---------
Cash Flows From:
Operating Activities:
Net Income (Loss)                                                                 $  4,162       $    (569)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
    by Operating Activities:
    Depreciation and Amortization                                                    7,690           7,883
    Provision for Deferred Income Taxes                                                721             128
    Cumulative Effect of Accounting Change, Net                                          -           2,207
    Compensatory Effect of Stock Plans                                                 177              96
    Other, Net                                                                         476            (170)
                                                                                  --------       ---------
        Operating Cash Flow Prior to Changes in Assets and Liabilities            $ 13,226       $   9,575
                                                                                  --------       ---------
Changes in Assets and Liabilities:
    Receivables                                                                   $ (1,459)      $   5,526
    Income Taxes Receivable                                                            968             697
    Prepaid Expenses                                                                (1,465)           (808)
    Inventories                                                                         26           3,612
    Accounts Payable                                                                  (652)          1,100
    Accrued Expenses                                                                (2,249)           (787)
    Other, Net                                                                         261            (253)
                                                                                  --------       ---------
        Cash Flow from Changes in Assets and Liabilities                          $ (4,570)      $   9,087
                                                                                  --------       ---------
            Net Cash Provided by Operating Activities                             $  8,656       $  18,662
                                                                                  --------       ---------
Investing Activities:
Capital Expenditures, Net                                                         $ (3,973)      $  (3,224)
Investment in Joint Ventures                                                           (68)           (352)
Other                                                                                 (708)           (184)
                                                                                  --------       ---------
            Net Cash Used in Investing Activities                                 $ (4,749)      $  (3,760)
                                                                                  --------       ---------
Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                                     $   (600)      $  50,600
Payments of Debt                                                                      (155)        (64,929)
Purchase of Treasury Stock                                                          (2,341)              -
Sale of Common Stock                                                                   791             511
                                                                                  --------       ---------
            Net Cash Used in Financing Activities                                 $ (2,305)      $ (13,818)
                                                                                  --------       ---------
Net Increase in Cash                                                              $  1,602       $   1,084
Cash and Cash Equivalents at Beginning of Period                                     1,227           3,625
                                                                                  --------       ---------
Cash and Cash Equivalents at End of Period                                        $  2,829       $   4,709
                                                                                  ========       =========

The Changes in Assets and Liabilities for the three months ended May 31, 1999 and 1998, are net of assets and liabilities acquired.

       The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION


The data for the three months ended May 31, 1999 and 1998 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods.
The financial information contained in this report should be read in conjunction with the Company's 1999 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 2000 presentation.

(1) During the three month periods ending May 31, 1999 and 1998, the Company derived approximately 13.8% and 12.3%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $2,167 at May 31, 1999 and $1,897 at February 28, 1999. Trade receivables also include amounts due from Innovative Specialty Films, LLC of $278 as of May 31, 1999 and $452 as of February 28, 1999.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 16,863,232 Shares Issued and 15,401,384 Shares Outstanding as of May 31, 1999 and 16,783,084 Shares Issued and 15,571,336 Shares Outstanding as of February 28, 1999.

(5) Treasury Stock at Cost; 1,461,848 Shares as of May 31, 1999 and 1,211,748 Shares as of February 28, 1999. On December 20, 1996, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 523,100 shares were purchased through February 28, 1999. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. During the first quarter of fiscal 2000, the Company repurchased 250,100 shares at an average purchase price of $9.36 per share.

(6) In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which the Company adopted effective March 1, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The effect of the adoption of SOP 98-5 was to record a non-cash charge of $2,207, net of taxes, for the cumulative effect of a change in accounting principle to expense costs that had previously been capitalized prior to March 1, 1998.

(7)  Comprehensive Income:

                                                                                                Three Months Ended May  31,
                                                                                                ---------------------------
                                                                                                 1999                 1998
                                                                                                 ----                 ----
     Net Income (Loss)                                                                          $   4,162          $   (569)
     Other Comprehensive Income:
          Foreign Currency Translation Adjustments                                                     79              (234)
                                                                                                ---------          ---------
     Comprehensive Income (Loss)                                                                $   4,241          $   (803)
                                                                                                =========          =========

(8)  Business Segments:

     The Company reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. The Company's three segments are: Coated Products and Services, Engineered Materials and Specialty Films. Corporate represents unallocated general corporate expenses. The net sales on a geographic basis are not material. Information concerning the Company's business segments in the first quarter of fiscal 2000 and 1999 was as follows:

                                                                                                    Three Months Ended May
                                                                                                             31,
                                                                                                -----------------------------
                                                                                                   1999               1998
                                                                                                ----------         ----------
     Net Sales
     ---------
        Coated Products and Services                                                            $   94,118         $   84,173
        Engineered Materials                                                                        19,107             17,611
        Specialty Films                                                                             12,120             11,691
        Eliminations                                                                                  (352)              (592)
                                                                                                ----------         ----------
                                                                                                $  124,993         $  112,883
                                                                                                ==========         ==========

     Income from Operations
     ----------------------
        Coated Products and Services                                                            $    7,067         $    4,166
        Engineered Materials                                                                         2,971              1,550
        Specialty Films                                                                              2,014                985
        Corporate and Eliminations                                                                  (2,463)            (1,292)
                                                                                                ----------         ----------
                                                                                                $    9,589         $    5,409
                                                                                                ==========         ==========

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                       For The Quarter Ended May 31, 1999


                         PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS
---------------------

Net sales in the first quarter of fiscal 2000 increased 10.7% to $124,993 from $112,883 in the same period last fiscal year, as all business segments contributed to the growth. The Company's first quarter gross profit margin was 19.4% as compared with 16.9% in the prior first quarter. The increase in gross profit margin was due to higher sales volume, lower material costs, favorable product mix, as well as improved operating efficiencies. Selling, general and administrative ("SG&A") expenses were 11.7% of net sales in the first quarter of fiscal 2000 versus 12.1% in the same period last year. The decrease in SG&A percentage was due mainly to the increase in the sales volume. During the first three months of fiscal 2000, income from operations improved 77.3% to $9,589 as compared with $5,409 last fiscal year.

During fiscal 1999, the Company implemented the 1998 Long-Term Incentive/Leverage Stock Awards Program (see Note 11 in the Company's 1999 Annual Report to Shareowners). Under generally accepted accounting priniciples, the award price will be fixed based on the closing price on the measurement date (the date the price has traded at or above a certain performance level which was set higher than the market price on the date of grant). During the second quarter of fiscal 2000, the price reached the first performance level. The Company will be required to recognize a pro rata portion of compensation expense totaling approximately $1,300 during the second quarter of fiscal 2000.

The Company's three principal business segments are Coated Products and Services, Engineered Materials and Specialty Films. The Coated Products and Services segment includes the coil coating, hot-dip galvanizing and electrogalvanizing product groups. This segment provides galvanized and prepainted products and services primarily to the building and construction, automotive and appliance markets. The Engineered Materials segment includes the laminates and composites product group. This segment combines layers of metal and other materials designed to meet specific customer requirements for the automotive, lighting, appliance and computer disk drive markets. The Specialty Films segment provides solar control and safety window film, as well as industrial films used in a variety of products.

Coated Products and Services

Net sales of Coated Products and Services during the first quarter of fiscal 2000 grew 11.8% to $94,118 from $84,173 in the same quarter last year. The increase is primarily due to a significant growth in shipments to the building and construction, automotive and appliance markets. Income from operations for Coated Products and Services increased to $7,067, a 69.6% increase from $4,166 in the prior year. Higher volumes, including significant sales to ISPAT Inland Inc., lower material costs, favorable product mix and improved operating efficiences all contributed to the growth.

Effective as of June 30, 1998, the Company and a subsidiary of Bethlehem Steel Corporation ("BSC") each have a 50% ownership interest in Walbridge Coatings ("Partnership"), which owns or leases and operates an electroplating facility in Walbridge, Ohio. The original term (12 years ending June 30, 1998) of the Partnership was extended to December 31, 2001. In addition, the Partnership entered into a long-term toll processing arrangement with ISPAT Inland Inc. (a former partner) through December 31, 2001. Effective as of January 1, 1999, the Partnership agreements were restructured to provide for a decrease in pricing to BSC in exchange for various "make whole" opportunities for the Company related to third party sales and a portion of the line time rights allocated to the Company in calendar 2000 and 2001. Significant first quarter sales to ISPAT Inland Inc. (deemed to be third party sales after certain thresholds are reached) offset the price reductions to BSC, resulting in improvements in income from operations.

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

Engineered Materials

During the first quarter of fiscal 2000, sales of Engineered Materials increased 8.5% to $19,107 compared with $17,611 last fiscal year. Significant increases in shipments of brake damper materials to both the original equipment manufacturer ("OEM") and replacement markets contributed to the growth. Income from operations for the first quarter improved 91.7% to $2,971 from $1,550 in fiscal 1999 mainly due to favorable product mix, material cost reductions and improved manufacturing efficiences.

Specialty Films

Sales of Specialty Films products increased 3.7% to $12,120 in the first three months of fiscal 2000 compared with $11,691 in the same period last year.
Strong gains were made in the window film markets with increased shipments of high performance automotive, safety and other window films. On October 15, 1998, a subsidiary of the Company formed Innovative Specialty Films, LLC ("ISF") for the research and development, manufacture and sale of sputtered film. Comparable sales for the first quarter, excluding sputtered film sales made through the ISF joint venture, increased 15.6% versus the prior year's first quarter. Income from operations for Specialty Films for the first quarter was $2,014, a 104.5% increase from $985 last year. The increase was due to higher sales volume, improved operating efficiences, as well as royalty income as a result of the ISF agreement.

Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net was expense of $2,982 in the first quarter of fiscal 2000 compared with $2,746 of expense for the first three months of fiscal 1999. Interest expense decreased $795 due to significantly lower debt levels, as well as favorable changes in variable interest rates. In addition, Equity in Results of Joint Ventures was expense of $481 for the first quarter of this fiscal year compared with income of $45 last year. The change is due to a decline in third party sales (other than ISPAT Inland Inc.) by the Partnership, terminations of certain Partnership revenues from BSC and ISPAT Inland Inc. after certain financing matured on June 30, 1998 and expenses related to the ISF joint venture commencing operations in January 1999. MSC's effective income tax rate decreased to 37.0% in the first quarter of fiscal 2000 compared with 38.5% in the first quarter of fiscal 1999, primarily due to the benefit of state income tax credits.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of fiscal 2000, MSC generated $8,656 of cash from operating activities compared to $18,662 in the first quarter last year. The decrease in cash generation is due mainly to the significant improvements in working capital made in the prior year's first quarter, slightly offset by higher income in the first quarter of fiscal 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $16,714 for the first quarter of fiscal 2000 compared with $13,765 for the same quarter last year. MSC's capital expenditures during the first quarter of fiscal 2000 were $3,973 compared with $3,224 in the same period last fiscal year.

MSC's total debt decreased as of May 31, 1999, to $141,674 from $142,429 as of fiscal 1999 year end. As of May 31, 1999, the Company maintains a committed line of credit totaling $90,000. There was $17,000 outstanding under this line of credit as of May 31, 1999, versus $14,200 as of February 28, 1999. The Company has executed letters of credit totaling $4,740 against these lines, leaving available lines of credit of $68,260 as of May 31, 1999. The Company also maintains a $10,000 uncommitted line of credit. There was $6,600 outstanding under this line of credit as of May 31, 1999 as compared with $10,000 as of fiscal year end. The Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditures, stock repurchase program and debt amortization.

On December 20, 1996, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 523,100 shares were purchased through February 28, 1999. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. During the first quarter of fiscal 2000, the Company repurchased 250,100 shares at an average purchase price of $9.36 per share.

The Company has a capital lease obligation, which was $2,310 as of May 31, 1999, relating to a facility that the Company subleases to the Partnership. In addition, the Company is contingently responsible for 50% of ISF's financing requirements. As of May 31, 1999, ISF's debt was $3,044 compared with $2,736 as of February 28, 1999.

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Form 10-K for the fiscal year ended February 28, 1999.

YEAR 2000
---------

The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two-digit rather than four-digit date fields to designate an applicable year. Any of the Company's systems or applications that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculations. Incomplete or untimely resolution of the Year 2000 issue by the Company or its critically important suppliers or customers could have a materially adverse impact on the Company's business, operations or financial condition.

To mitigate this risk, the Company has established a company-wide initiative to identify, evaluate and address Year 2000 issues. Included within the scope of this initiative are the operational and financial information technology systems, embedded systems contained in machinery and equipment and other end-user computing resources and building systems, such as security, elevator and heating and cooling systems. In addition, the project includes a review of the Year 2000 compliance efforts of key supplier and other principal business partners.

Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment and monitoring. Although the pace of the work varies among the segments and the phases often are conducted in parallel, the inventory and assessment phases have been substantially completed as of May 31, 1999. The remediation and testing phases are in progress and are expected to be completed during the third quarter of fiscal 2000. Under the Company's Year 2000 plan, each of its segments has established target dates for remediation and testing of critical systems and applications.

The Company cannot guarantee that third parties, on whom it depends for essential supplies and services, will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the business. However, the Company has established a supplier compliance letter program and is working with key suppliers and partners to minimize such risks.

The total expected cost of Year 2000 compliance (including replacement of major systems in the normal course of business) is estimated to range from $4,600 to $5,000, of which approximately $3,619 has been incurred as of May 31, 1999. The timing of the expenses may vary and are not, necessarily, indicative of the readiness efforts or progress to date.

The Company believes the key risk factors associated with Year 2000 are those it cannot directly control, primarily the readiness of its key suppliers, distributors and partners. The Company has initiated on-going communications with these third parties to determine their Year 2000 compliance status and their progress toward Year 2000 readiness. The Company is in the process of following up with those critical third parties that did not respond to the supplier compliance letter.

The development and documentation of contingency plans are in progress and will continue to be assessed throughout the remainder of the calendar year. Contingency plans include sourcing alternatives for single source suppliers, developing business resumption plans for all of the Company's segments and evaluating alternative manual processes.

Forward-looking statements contained in this filing are qualified by the cautionary language described in Part II, Item 7 of the Company's 1999 Annual Report on Form 10-K, filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended May 31, 1999



                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) 27    Financial Data Schedule

     (b)       Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 13th day of July, 1999.



                                   MATERIAL SCIENCES CORPORATION


                                    By:   /s/ Gerald G. Nadig
                                          -------------------------------------
                                              Gerald G. Nadig
                                              Chairman, President
                                              and Chief Executive Officer



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