Form 10-Q
period 1999-08-31
MATERIAL SCIENCES CORP
filed 1999-10-15
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1999
                         Commission File Number 1-8803


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

As of October 13, 1999, there were outstanding 15,604,850 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For The Quarter Ended August 31, 1999


                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

(a)  Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries


                                                                    Three Months Ended      Six Months Ended
                                                                         August 31,             August 31,
(In thousands, except per share data)                                 1999       1998        1999        1998
----------------------------------------------------------------   --------    --------    --------    --------
Net Sales (1)                                                      $132,466    $119,157    $257,459    $232,040
Cost of Sales                                                       105,681      98,460     206,438     192,233
                                                                   --------    --------    --------    --------
Gross Profit                                                       $ 26,785    $ 20,697    $ 51,021    $ 39,807
Selling, General and Administrative
  Expenses (9)                                                       16,890      14,255      31,537      27,956
                                                                   --------    --------    --------    --------
Income from Operations                                             $  9,895    $  6,442    $ 19,484    $ 11,851
                                                                   --------    --------    --------    --------
Other (Income) and Expense:
  Interest Income                                                  $    (12)   $   (333)   $    (90)   $   (404)
  Interest Expense                                                    2,389       3,085       4,884       6,375
  Equity in Results of Joint Ventures                                   624         485       1,105         440
  Other, Net                                                             59         (65)        143        (493)
                                                                   --------    --------    --------    --------
    Total Other Expense, Net                                       $  3,060    $  3,172    $  6,042    $  5,918
                                                                   --------    --------    --------    --------
Income Before Income Taxes and Cumulative Effect of
    Accounting Change                                              $  6,835    $  3,270    $ 13,442    $  5,933
Income Taxes                                                          2,529       1,259       4,974       2,284
                                                                   --------    --------    --------    --------
Income Before Cumulative Effect of Accounting Change               $  4,306    $  2,011    $  8,468    $  3,649
Cumulative Effect of Accounting Change, Net (6)                           -           -           -       2,207
                                                                   --------    --------    --------    --------
Net Income (7)                                                     $  4,306    $  2,011    $  8,468    $  1,442
                                                                   ========    ========    ========    ========

Basic Net Income Per Share:
Income Before Cumulative Effect of Accounting Change
  Per Share                                                        $   0.28    $   0.13    $   0.56    $   0.24
Cumulative Effect of Accounting Change Per Share                          -           -           -        0.14
                                                                   --------    --------    --------    --------
Basic Net Income Per Share                                         $   0.28    $   0.13    $   0.56    $   0.10
                                                                   ========    ========    ========    ========

Diluted Net Income Per Share:
Income Before Cumulative Effect of Accounting Change
  Per Share                                                        $   0.28    $   0.13    $   0.55    $   0.24
Cumulative Effect of Accounting Change Per Share                          -           -           -        0.14
                                                                   --------    --------    --------    --------
Diluted Net Income Per Share                                       $   0.28    $   0.13    $   0.55    $   0.10
                                                                   ========    ========    ========    ========

Weighted Average Number of Common Shares Outstanding
  Used for Basic Net Income Per Share                                15,124      15,330      15,188      15,311
Dilutive Common Stock Options                                           285          85         224          85
                                                                   --------    --------    --------    --------
Weighted Average Number of Common Shares Outstanding
  Plus Dilutive Common Stock Options                                 15,409      15,415      15,412      15,396
                                                                   ========    ========    ========    ========
Outstanding Common Stock Options Having No Dilutive Effect            1,263       1,434       1,309       1,434
                                                                   ========    ========    ========    ========

       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries



                                                                          August 31,     February 28,
                                                                             1999           1999
(In thousands)                                                             Unaudited       Audited
------------------------------------------------------------------------  -----------    ------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                             $   1,964      $   1,227
    Receivables:
      Trade, Less Reserves of $5,541 and $5,233, Respectively (2)            55,525         52,029
      Income Taxes                                                                -            968
    Prepaid Expenses                                                          3,476          2,180
    Inventories                                                              55,542         52,166
    Prepaid Taxes                                                             4,889          4,889
                                                                          ---------      ---------
      Total Current Assets                                                $ 121,396      $ 113,459
                                                                          ---------      ---------
  Property, Plant and Equipment                                           $ 368,685      $ 360,865
  Accumulated Depreciation and Amortization                                (140,454)      (126,384)
                                                                          ---------      ---------
    Net Property, Plant and Equipment                                     $ 228,231      $ 234,481
                                                                          ---------      ---------

  Other Assets:
    Investment in Joint Ventures                                          $  19,924      $  20,829
    Intangible Assets, Net                                                   23,475         24,411
    Other                                                                     2,391          2,141
                                                                          ---------      ---------
      Total Other Assets                                                  $  45,790      $  47,381
                                                                          ---------      ---------
      Total Assets                                                        $ 395,417      $ 395,321
                                                                          =========      =========

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                     $   2,454      $   2,429
    Accounts Payable                                                         54,431         47,920
    Accrued Payroll Related Expenses                                         12,154         13,891
    Accrued Expenses                                                          9,009          8,660
                                                                          ---------      ---------
      Total Current Liabilities                                           $  78,048      $  72,900
                                                                          ---------      ---------
  Long-Term Liabilities:
    Deferred Income Taxes                                                 $  19,855      $  18,434
    Long-Term Debt, Less Current Portion                                    127,807        140,000
    Accrued Superfund Liability                                               3,037          3,087
    Other                                                                    12,369         11,968
                                                                          ---------      ---------
      Total Long-Term Liabilities                                         $ 163,068      $ 173,489
                                                                          ---------      ---------

Shareowners' Equity:
  Preferred Stock (3)                                                     $       -      $       -
  Common Stock (4)                                                              344            336
  Additional Paid-In Capital                                                 57,051         54,663
  Treasury Stock at Cost (5)                                                (16,061)       (10,491)
  Retained Earnings                                                         113,298        104,830
  Accumulated Other Comprehensive Income (7)                                   (331)          (406)
                                                                          ---------      ---------
    Total Shareowners' Equity                                             $ 154,301      $ 148,932
                                                                          ---------      ---------
    Total Liabilities and Shareowners' Equity                             $ 395,417      $ 395,321
                                                                          =========      =========

       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                         Three Months Ended              Six Months Ended
                                                                             August 31,                     August 31,
(In thousands)                                                           1999           1998            1999           1998
------------------------------------------------------------------     --------       --------        --------       --------
Cash Flows From:
Operating Activities:
Net Income                                                             $  4,306       $  2,011        $  8,468       $  1,442
Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
  Depreciation and Amortization                                           7,675          7,875          15,365         15,758
  Provision for Deferred Income Taxes                                       700            128           1,421            256
  Cumulative Effect of Accounting Change, Net                                 -              -               -          2,207
  Compensatory Effect of Stock Plans                                      1,180            (92)          1,357              4
  Other, Net                                                                631            485           1,107            315
                                                                       --------       --------        --------       --------
    Operating Cash Flow Prior to Changes in Assets and Liabilities     $ 14,492       $ 10,407        $ 27,718       $ 19,982
                                                                       --------       --------        --------       --------

Changes in Assets and Liabilities:
  Receivables                                                          $ (1,946)      $ (3,405)       $ (3,405)      $  2,121
  Income Taxes Receivable                                                     -          1,694             968          2,391
  Prepaid Expenses                                                          169           (230)         (1,296)        (1,038)
  Inventories                                                            (3,402)         2,276          (3,376)         5,888
  Accounts Payable                                                        7,163         (1,589)          6,511           (489)
  Accrued Expenses                                                          861          1,797          (1,388)         1,010
  Other, Net                                                                165          3,492             426          3,239
                                                                       --------       --------        --------       --------
    Cash Flow from Changes in Assets and Liabilities                   $  3,010       $  4,035        $ (1,560)      $ 13,122
                                                                       --------       --------        --------       --------
      Net Cash Provided by Operating Activities                        $ 17,502       $ 14,442        $ 26,158       $ 33,104
                                                                       --------       --------        --------       --------

Investing Activities:
Capital Expenditures, Net                                              $ (3,901)      $ (4,160)       $ (7,874)      $ (7,384)
Investment in Joint Ventures                                                (34)          (883)           (102)        (1,235)
Distribution from Joint Ventures                                              -            900               -            900
Other                                                                       (38)          (159)           (746)          (343)
                                                                       --------       --------        --------       --------
      Net Cash Used in Investing Activities                            $ (3,973)      $ (4,302)       $ (8,722)      $ (8,062)
                                                                       --------       --------        --------       --------

Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                          $(11,000)      $(12,200)       $(11,600)      $ 38,400
Payments of Debt                                                           (413)        (1,234)           (568)       (66,163)
Purchase of Treasury Stock                                               (3,229)             -          (5,570)             -
Sale of Common Stock                                                        248            157           1,039            668
                                                                       --------       --------        --------       --------
      Net Cash Used in Financing Activities                            $(14,394)      $(13,277)       $(16,699)      $(27,095)
                                                                       --------       --------        --------       --------

Net Increase (Decrease) in Cash                                        $   (865)      $ (3,137)       $    737       $ (2,053)
Cash and Cash Equivalents at Beginning of Period                          2,829          4,709           1,227          3,625
                                                                       --------       --------        --------       --------
Cash and Cash Equivalents at End of Period                             $  1,964       $  1,572        $  1,964       $  1,572
                                                                       ========       ========        ========       ========

The Changes in Assets and Liabilities for the three and six months ended August 31, 1999 and 1998, are net of assets and liabilities acquired.

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION


The data for the three and six months ended August 31, 1999 and 1998 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1999 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 2000 presentation.

(1) During the six months ended August 31, 1999 and 1998, the Company derived approximately 12.8% and 11.4%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $2,018 as of August 31, 1999 and $1,897 as of February 28, 1999. Trade receivables also include amounts due from Innovative Specialty Films, LLC of $246 as of August 31, 1999 and $452 as of February 28, 1999.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 17,211,122 Shares Issued and 15,522,474 Shares Outstanding as of August 31, 1999 and 16,783,084 Shares Issued and 15,571,336 Shares Outstanding as of February 28, 1999.

(5) Treasury Stock at Cost; 1,688,648 Shares as of August 31, 1999 and 1,211,748 Shares as of February 28, 1999. On December 20, 1996, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 523,100 shares were purchased through February 28, 1999. During the first six months of fiscal 2000, the Company completed this program by repurchasing the remaining 476,900 shares of the one million authorization at an average purchase price of $11.68 per share.

     On September 23, 1999, the Company's Board of Directors authorized a new program to repurchase up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. As of October 13, 1999, 32,700 shares have been repurchased at an average purchase price of $14.01 under this new authorization.

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

(7)  Comprehensive Income:

                                       Three Months Ended    Six Months Ended
                                       ------------------    ----------------
                                           August 31,           August 31,
                                           ----------           ----------
                                        1999        1998     1999         1998
                                        ----        ----     ----         ----
     Net Income                        $4,306      $2,011   $8,468       $1,442
     Other Comprehensive Income:
       Foreign Currency Translation        (4)       (290)      75         (524)
       Adjustments                     ------      ------   ------       ------

     Comprehensive Income              $4,302      $1,721   $8,543       $  918
                                       ======      ======   ======       ======

(8)  Business Segments:
     The Company reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. The Company's three segments are: Coated Products and Services, Engineered Materials and Specialty Films. Corporate represents unallocated general corporate expenses. The net sales on a geographic basis are not material. Information concerning the Company's business segments in the second quarter and first six months of fiscal 2000 and 1999 was as follows:

                                         Three Months Ended        Six Months Ended
                                         ------------------        ----------------
                                             August 31,               August 31,
                                             ----------               ----------
                                         1999        1998         1999         1998
                                         ----        ----         ----         ----
     Net Sales
     ---------
       Coated Products and Services    $ 97,900    $ 89,409     $192,018     $173,582
       Engineered Materials              20,422      16,487       39,529       34,098
       Specialty Films                   14,941      13,808       27,061       25,499
       Eliminations                        (797)       (547)      (1,149)      (1,139)
                                       --------    --------     --------     --------
                                       $132,466    $119,157     $257,459     $232,040
                                       ========    ========     ========     ========

     Income from Operations
     ----------------------
       Coated Products and Services    $  7,358    $  4,712     $ 14,425     $  8,878
       Engineered Materials               3,013       1,757        5,984        3,307
       Specialty Films                    2,499       1,823        4,513        2,808
       Corporate and Eliminations        (2,975)     (1,850)      (5,438)      (3,142)
                                       --------    --------     --------     --------
                                       $  9,895    $  6,442     $ 19,484     $ 11,851
                                       ========    ========     ========     ========

(9) The Company recognized a pro rata portion of compensation expense totaling approximately $1,300 during the second quarter of fiscal 2000 related to the 1998 Long-Term Incentive/Leverage Stock Awards Program (see Note 11 in the Company's 1999 Annual Report to Shareowners). Under generally accepted accounting principles, the award price was fixed based on the closing price on the measurement date (the date the price has traded at or above a certain performance level which was set higher than the market price on the date of grant). During the second quarter of fiscal 2000, the price reached the performance level and expense was recorded.

(10) As reported in the Company's Form 10-K for the year ended February 28, 1997, on April 9, 1997, a plaintiff claiming to represent a class of Material Sciences Corporation shareowners filed a complaint in the United States District Court for the Northern District of Illinois. As reported in the Company's Form 10-Q for the quarterly period ended on August 31, 1997, on August 25, 1997, a parallel but separate complaint was filed in the Circuit Court of Cook County, Illinois by another plaintiff seeking to pursue similar claims on behalf of the same class. On August 10, 1999, the Cook County Circuit Court dismissed the state action, upon the plaintiff's motion, after the federal court's determination that the federal case should proceed as a class action.

(11) On September 28, 1999, the Company reached a settlement agreement with the Securities and Exchange Commission ("SEC") related to the SEC's investigation of accounting irregularities announced in 1997. Under the settlement agreement, MSC consents to a cease and desist order while neither admitting nor denying the SEC's findings. The Company also agreed to send certain personnel for continuing education.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For The Quarter Ended August 31, 1999


                         PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Net sales in the second quarter of fiscal 2000 increased to $132,466, 11.2% higher than $119,157 in the prior year's second quarter. For the first six months of fiscal 2000, net sales were $257,459 compared with $232,040, an 11.0% increase. For both periods, all business segments contributed to the increase. Gross profit margin for the second quarter was 20.2% as compared with 17.4% in the same quarter last year. For the year-to-date period, gross profit margin was 19.8% in fiscal 2000 versus 17.2% in fiscal 1999. The increase in gross profit margin was due to growth in sales volume, lower material costs, favorable product mix, as well as improved manufacturing efficiencies. Selling, general and administrative ("SG&A") expenses were 12.8% and 12.2% of net sales in the second quarter and first six months of fiscal 2000, respectively, compared with 12.0% in both the second quarter and year-to-date periods last year. The increase in SG&A percentage was due mainly to the pro rata portion of compensation expense recognized in the second quarter, as described in the following paragraph, offset by an increase in the sales volume. During the second quarter, income from operations increased 53.6% to $9,895 as compared with $6,442 last fiscal year. For the six months ended August 31, 1999, income from operations improved 64.4% to $19,484 from $11,851 in the prior year period.

The Company recognized a pro rata portion of compensation expense totaling approximately $1,300 during the second quarter of fiscal 2000 related to the 1998 Long-Term Incentive/Leverage Stock Awards Program (see Note 11 in the Company's 1999 Annual Report to Shareowners). Under generally accepted accounting principles, the award price was fixed based on the closing price on the measurement date (the date the price has traded at or above a certain performance level which was set higher than the market price on the date of grant). During the second quarter of fiscal 2000, the price reached the performance level and expense was recorded.

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

Coated Products and Services

Coated Products and Services' second quarter net sales increased 9.5% to $97,900 from $89,409 in the same quarter last year. Net sales for Coated Products and Services in the first half of the fiscal year grew to $192,018, a 10.6% increase from $173,582 last fiscal year. The increase for both periods is mainly due to significantly higher shipments to the building and construction, automotive and appliance markets. For the second quarter, income from operations for Coated Products and Services increased to $7,358, a 56.2% improvement from $4,712 in the prior year. An increase in sales volume, lower material costs and improved operating efficiencies were the primary contributors to the increase, slightly offset by the effects of electrical power curtailments. For the six months ended August 31, 1999, income from operations increased 62.5% to $14,425 compared with $8,878 last fiscal year. Higher volumes, including significant sales to ISPAT Inland Inc. in the first quarter, lower material costs, favorable product mix and improved operating efficiencies all contributed to the growth.

On July 23, 1999, a subsidiary of Bethlehem Steel Corporation ("BSC") sold a portion of its ownership interest in Walbridge Coatings ("Partnership") to a subsidiary of the LTV Corporation ("LTV"). LTV purchased a 16.5% equity interest in the Partnership from BSC, providing LTV access to 33.0% of the facility's available line time. This change in ownership will provide MSC with a more diversified customer base, as well as improve the likelihood of full utilization of the facility. In conjunction with the sale, the Partnership term was extended from December 31, 2001 to December 31, 2004. The Company maintained its 50% ownership interest in the Partnership. The Partnership also maintained its long-term toll processing agreement with ISPAT Inland Inc. (a former partner) which expires on December 31, 2001.

Engineered Materials

Sales of Engineered Materials increased 23.9% to $20,422 for the second quarter of fiscal 2000 compared with $16,487 last fiscal year. For the year-to-date period, Engineered Materials' net sales grew to $39,529, a 15.9% increase from $34,098 last year. Significantly higher shipments of brake damper materials to both the original equipment manufacturer ("OEM") and replacement markets contributed to the growth. Income from operations was $3,013 for the second quarter versus $1,757 in the prior year's second quarter, a 71.5% increase. Income from operations improved 80.9% for the first six months of fiscal 2000 to $5,984 compared with $3,307 last year. Improvements in income from operations for both periods were mainly due to favorable product mix, material cost reductions and improved operating efficiencies.

Specialty Films

Second quarter sales of Specialty Films materials increased 8.2% to $14,941 in fiscal 2000 compared with $13,808 last year. Sales for the six months ended August 31, 1999 were 6.1% higher at $27,061 compared with $25,499 in the prior fiscal year. Higher shipments of window film materials for building and automotive markets, along with increased sales of coated and laminated films contributed to the gains. On October 15, 1998, a subsidiary of the Company formed Innovative Specialty Films, LLC ("ISF") for the research and development, manufacture and sale of sputtered film. Comparable sales for the second quarter and first half of the year, excluding sputtered film sales made through the ISF joint venture, increased 19.6% and 17.8%, respectively, versus the prior year periods. Income from operations for Specialty Films for the second quarter increased 37.1% to $2,499 as compared with $1,823 last year. For the first six months of fiscal 2000, income from operations was $4,513, a 60.7% increase from $2,808 last fiscal year. For both periods, the increase was due to higher sales volume, improved operating efficiencies, as well as royalty income as a result of the ISF agreement.

Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net was expense of $3,060 in the second quarter of fiscal 2000 compared with $3,172 of expense for the second quarter of fiscal 1999. For the year-to-date period, total other (income) and expense, net was expense of $6,042 in fiscal 2000 compared with $5,918 last year. Interest expense decreased $696 and $1,491 for the second quarter and first six months, respectively, due to significantly lower debt levels, and to a lesser extent, favorable changes in variable interest rates. During the second quarter of fiscal 1999, the Company recorded $318 of interest income related to amended tax returns. In addition, Equity in Results of Joint Ventures was expense of $624 and $1,105 for the second quarter and first half of fiscal 2000, respectively, and expense of $485 and $440 for the same periods last year, respectively. The change is due to a decline in third party sales (other than ISPAT Inland Inc.) by the Partnership, terminations of certain Partnership revenues from BSC and ISPAT Inland Inc. after certain financing matured on June 30, 1998 and expenses related to the ISF joint venture commencing operations in January 1999. MSC's effective income tax rate was 37.0% in the second quarter and first six months of fiscal 2000 compared with 38.5% in the same periods of fiscal 1999, primarily due to the benefit of state income tax credits.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the second quarter of fiscal 2000, MSC generated $17,502 of cash from operating activities compared with $14,442 in the second quarter last year. The increase in cash generation is due mainly to higher income in the second quarter of fiscal 2000. For the six months ended August 31, 1999, MSC generated $26,158 of cash from operating activities compared with $33,104 in the same period last year. The decrease in cash generation is due mainly to the significant improvements in working capital made in the prior year's first six months, offset by higher income in the first half of fiscal 2000. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $16,887 and $33,601 for the second quarter and first half of fiscal 2000, respectively, compared with $13,897 and $27,662 for the same periods last year, respectively. MSC's capital expenditures during the second quarter and first six months of fiscal 2000 were $3,901 and $7,874, respectively, compared with $4,160 and $7,384 in the same periods last fiscal year.

MSC's total debt decreased as of August 31, 1999, to $130,261 from $142,429 as of fiscal 1999 year end. As of August 31, 1999, the Company maintains a committed line of credit totaling $90,000. There was $12,000 outstanding under this line of credit as of August 31, 1999, versus $14,200 as of February 28, 1999. The Company has executed letters of credit totaling $4,740 against these lines, leaving available lines of credit of $73,260 as of August 31, 1999. The Company also maintains a $10,000 uncommitted line of credit. There was $600 outstanding under this line of credit as of August 31, 1999 as compared with $10,000 as of fiscal year end. The Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditures, stock repurchase program and debt amortization.

On December 20, 1996, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 523,100 shares were purchased through February 28, 1999. During the first six months of fiscal 2000, the Company completed this program by repurchasing the remaining 476,900 shares of the one million authorization at an average purchase price of $11.68 per share.

On September 23, 1999, the Company's Board of Directors authorized a new program to repurchase up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. As of October 13, 1999, 32,700 shares have been repurchased at an average purchase price of $14.01 under this new authorization.

The Company has a capital lease obligation, which was $2,199 as of August 31, 1999, relating to a facility that the Company subleases to the Partnership. In addition, the Company is contingently responsible for 50% of ISF's financing requirements. As of August 31, 1999, ISF's debt was $85 compared with $2,736 as of February 28, 1999.

As reported in the Company's Form 10-K for the year ended February 28, 1997, on April 9, 1997, a plaintiff claiming to represent a class of Material Sciences Corporation shareowners filed a complaint in the United States District Court for the Northern District of Illinois. As reported in the Company's Form 10-Q for the quarterly period ended on August 31, 1997, on August 25, 1997, a parallel but separate complaint was filed in the Circuit Court of Cook County, Illinois by another plaintiff seeking to pursue similar claims on behalf of the same class. On August 10, 1999, the Cook County Circuit Court dismissed the state action, upon the plaintiff's motion, after the federal court's determination that the federal case should proceed as a class action.

On September 28, 1999, the Company reached a settlement agreement with the Securities and Exchange Commission ("SEC") related to the SEC's investigation of accounting irregularities announced in 1997. Under the settlement agreement, MSC consents to a cease and desist order while neither admitting nor denying the SEC's findings. The Company also agreed to send certain personnel for continuing education.

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

Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment and monitoring. Although the pace of the work varies among the segments and the phases often are conducted in parallel, the inventory, assessment, remediation and testing phases have been substantially completed as of August 31, 1999. The deployment and monitoring phases are in progress and are expected to be completed during the third quarter of fiscal 2000. Under the Company's Year 2000 plan, each of its segments has established target dates for remediation and testing of critical systems and applications.

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

The total expected cost of Year 2000 compliance (including replacement of major systems in the normal course of business) is estimated to range from $4,700 to $5,100, of which approximately $4,400 has been incurred as of August 31, 1999. The timing of the expenses may vary and are not, necessarily, indicative of the readiness efforts or progress to date.

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

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For the Quarter Ended August 31, 1999


                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

  Paragraphs 4 and 5 on page 12 of this report are hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

  On June 17, 1999, the Company held its Annual Meeting of Shareowners.

  Jerome B. Cohen, Eugene W. Emmerich, G. Robert Evans, E. F. Heizer, Jr., Gerald G. Nadig and Howard B. Witt, being six nominees named in the Company's Proxy Statement, dated May 12, 1999, were elected at the Annual Meeting to serve as the Board of Directors by a majority vote of shareowners. On June 8, 1999, subsequent to the proxy solicitation for the election of the Board of Directors and prior to the Annual Meeting, Mr. Irwin P. Pochter passed away. No votes were cast for any other person. The details of the vote were as follows:

       Name                         For               Withheld Authority
       ----                         ---               ------------------
Jerome B. Cohen                  12,441,987               1,905,017
Eugene W. Emmerich               12,442,287               1,904,717
G. Robert Evans                  12,916,798               1,430,206
E. F. Heizer                     12,438,044               1,908,960
Gerald G. Nadig                  12,933,638               1,413,366
Howard B. Witt                   12,934,334               1,412,670

  Approved by a majority vote of shareowners was the proposal to amend the 1992 Omnibus Stock Awards Plan for Key Employees to increase the number of shares of common stock issuable thereunder by 400,000 shares. The Plan provides incentives to the key employees of the Company through rewards linked to performance of the Company's common stock. The details of the vote were as follows:

          For                        Against                 Abstain
          ---                        -------                 -------
       9,733,026                    4,579,715                34,263

  Not approved by a majority vote of shareowners was the shareowner proposal to request the Board of Directors to redeem the shareowner rights previously issued.

          For               Against              Abstain           No Vote
          ---               -------              -------           -------
       5,267,994           6,258,461             66,745          2,753,804

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a) 10.1    See the exhibits listed in the Index to Exhibits.

      10.2    See the exhibits listed in the Index to Exhibits.

      10.3    See the exhibits listed in the Index to Exhibits.

      10.4    See the exhibits listed in the Index to Exhibits.

      10.5    See the exhibits listed in the Index to Exhibits.

      10.6    See the exhibits listed in the Index to Exhibits.

      27      Financial Data Schedule

  (b)         Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 13th day of October, 1999.


                                       MATERIAL SCIENCES CORPORATION


                                         By: /s/ Gerald G. Nadig
                                             -----------------------------------
                                                 Gerald G. Nadig
                                                 Chairman, President
                                                 and Chief Executive Officer


                                         By: /s/ James J. Waclawik, Sr.
                                             -----------------------------------
                                                 James J. Waclawik, Sr.
                                                 Vice President,
                                                 Chief Financial Officer
                                                 and Secretary

                         MATERIAL SCIENCES CORPORATION

                         Quarterly Report on Form 10-Q


                               Index to Exhibits

                                                             Sequentially
Exhibit Number     Description of Exhibit                    Numbered Page
--------------     ----------------------                    -------------
     10.1          Amended and Restated Partnership Agreement, dated as of July
                   23, 1999, among EGL Steel Inc., LTV-Walbridge, Inc. and MSC
                   Walbridge Coatings Inc., (certain confidential portions have been omitted pursuant to a confidential treatment request
                   which has been separately filed). (1)

     10.2          Amended and Restated Operating Agreement, dated as of July
                   23, 1999, by and between MSC Walbridge Coatings Inc. and
                   Walbridge Coatings, an Illinois Partnership (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed). (1)

     10.3 Coatings Agreement, dated as of July 23, 1999, by and between LTV Steel Company, Inc. and Walbridge Coatings, an Illinois
                   Partnership (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed). (1)

     10.4 Coatings Agreement, dated as of July 23, 1999, by and between MSC Walbridge Coatings Inc. and Walbridge Coatings, an
                   Illinois Partnership (certain confidential portions have been omitted pursuant to a confidential request which has been separately filed). (1)

     10.5          Amended and Restated Coating Agreement, dated as of July 23,
                   1999, by and between Bethlehem Steel Corporation and Walbridge Coatings, and Illinois Partnership (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed). (1)

     10.6          Amended and Restated Parent Agreement, dated as of July 23,
                   1999, among Bethlehem Steel Corporation, The LTV Corporation,
                   Material Sciences Corporation and MSC Pre Finish Metals Inc.
                   (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed). (1)

     27            Financial Data Schedule (1)


(1) Appears only in the electronic filing of this report with the Securities and Exchange Commission.