Form 10-Q
period 1999-11-30
MATERIAL SCIENCES CORP
filed 2000-01-14
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1999
                         Commission File Number 1-8803


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

Yes      X          No_______________
   ---------------

As of January 12, 2000, there were outstanding 15,355,611 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For The Quarter Ended November 30, 1999



                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

 (a)    Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                       Three Months Ended             Nine Months Ended
                                                                          November 30,                   November 30,
(In thousands, except per share data)                                  1999           1998            1999           1998
-----------------------------------------------------------         ---------      ---------       ---------      ---------
Net Sales (1)                                                        $125,441       $123,053        $382,900       $355,093
Cost of Sales                                                          99,671        100,022         306,109        292,255
                                                                    ---------      ---------       ---------      ---------
Gross Profit                                                         $ 25,770       $ 23,031        $ 76,791       $ 62,838
Selling, General and Administrative
  Expenses (9)                                                         15,903         15,236          47,440         43,192
                                                                    ---------      ---------       ---------      ---------
Income from Operations                                               $  9,867       $  7,795        $ 29,351       $ 19,646
                                                                    ---------      ---------       ---------      ---------
Other (Income) and Expense:
   Interest Income                                                   $   (166)      $    (16)       $   (256)      $   (420)
   Interest Expense                                                     2,246          2,801           7,130          9,176
   Equity in Results of Joint Ventures                                    477            667           1,582          1,107
   Other, Net                                                              66             88             209           (405)
                                                                    ---------      ---------       ---------      ---------
     Total Other Expense, Net                                        $  2,623       $  3,540        $  8,665       $  9,458
                                                                    ---------      ---------       ---------      ---------
Income Before Income Taxes and Cumulative Effect of
   Accounting Change                                                 $  7,244       $  4,255        $ 20,686       $ 10,188
Income Taxes                                                            2,680          1,638           7,654          3,922
                                                                    ---------      ---------       ---------      ---------
Income Before Cumulative Effect of Accounting Change                 $  4,564       $  2,617        $ 13,032       $  6,266
Cumulative Effect of Accounting Change, Net (6)                             -              -               -          2,207
                                                                    ---------      ---------       ---------      ---------
Net Income (7)                                                       $  4,564       $  2,617        $ 13,032       $  4,059
                                                                    =========      =========       =========      =========

Basic Net Income Per Share:
Income Before Cumulative Effect of Accounting Change
   Per Share                                                         $   0.30       $   0.17        $   0.86       $   0.41
Cumulative Effect of Accounting Change Per Share                            -              -               -           0.14
                                                                    ---------      ---------       ---------      ---------
Basic Net Income Per Share                                           $   0.30       $   0.17        $   0.86       $   0.27
                                                                    =========      =========       =========      =========

Diluted Net Income Per Share:
Income Before Cumulative Effect of Accounting Change
   Per Share                                                         $   0.30       $   0.17        $   0.85       $   0.41
Cumulative Effect of Accounting Change Per Share                            -              -               -           0.14
                                                                    ---------      ---------       ---------      ---------
Diluted Net Income Per Share                                         $   0.30       $   0.17        $   0.85       $   0.27
                                                                    =========      =========       =========      =========

Weighted Average Number of Common Shares Outstanding
   Used for Basic Net Income Per Share                                 15,054         15,380          15,144         15,333
Dilutive Common Stock Options                                             157             46             255             63
                                                                    ---------      ---------       ---------      ---------
Weighted Average Number of Common Shares Outstanding
   Plus Dilutive Common Stock Options                                  15,211         15,426          15,399         15,396
                                                                    =========      =========       =========      =========

Outstanding Common Stock Options Having No Dilutive Effect              1,222          1,767           1,259          1,418
                                                                    =========      =========       =========      =========

       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                        November 30,      February 28,
                                                                           1999              1999
(In thousands)                                                           Unaudited          Audited
-------------------------------------------------------------------   ---------------    --------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                              $   2,987         $   1,227
    Receivables:
      Trade, Less Reserves of $4,934 and $5,233, Respectively (2)             57,042            52,029
      Income Taxes                                                                 -               968
    Prepaid Expenses                                                           3,046             2,180
    Inventories                                                               58,410            52,166
    Prepaid Taxes                                                              4,889             4,889
                                                                      --------------     -------------
      Total Current Assets                                                 $ 126,374         $ 113,459
                                                                      --------------     -------------

  Property, Plant and Equipment                                            $ 372,058         $ 360,865
  Accumulated Depreciation and Amortization                                 (147,162)         (126,384)
                                                                      --------------     -------------
      Net Property, Plant and Equipment                                    $ 224,896         $ 234,481
                                                                      --------------     -------------

  Other Assets:
    Investment in Joint Ventures                                           $  19,758         $  20,829
    Intangible Assets, Net                                                    23,951            24,411
    Other                                                                      2,421             2,141
                                                                      --------------     -------------
      Total Other Assets                                                   $  46,130         $  47,381
                                                                      --------------     -------------
      Total Assets                                                         $ 397,400         $ 395,321
                                                                      ==============     =============

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                      $   2,671         $   2,429
    Accounts Payable                                                          51,297            47,920
    Accrued Payroll Related Expenses                                          14,731            13,891
    Accrued Expenses                                                           8,277             8,660
                                                                      --------------     -------------
      Total Current Liabilities                                            $  76,976         $  72,900
                                                                      --------------     -------------

  Long-Term Liabilities:
    Deferred Income Taxes                                                  $  20,578         $  18,434
    Long-Term Debt, Less Current Portion                                     126,615           140,000
    Accrued Superfund Liability                                                3,020             3,087
    Other                                                                     12,476            11,968
                                                                      --------------     -------------
      Total Long-Term Liabilities                                          $ 162,689         $ 173,489
                                                                      --------------     -------------

Shareowners' Equity:
  Preferred Stock (3)                                                      $       -         $       -
  Common Stock (4)                                                               347               336
  Additional Paid-In Capital                                                  58,276            54,663
  Treasury Stock at Cost (5)                                                 (18,285)          (10,491)
  Retained Earnings                                                          117,862           104,830
  Accumulated Other Comprehensive Income (7)                                    (465)             (406)
                                                                      --------------     -------------
      Total Shareowners' Equity                                            $ 157,735         $ 148,932
                                                                      --------------     -------------
      Total Liabilities and Shareowners' Equity                            $ 397,400         $ 395,321
                                                                      ==============     =============

       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries


                                                                      Three Months Ended          Nine Months Ended
                                                                         November 30,               November 30,
(In thousands)                                                        1999          1998          1999         1998
--------------------------------------------------------------      ---------     ---------    ----------  ----------
Cash Flows From:
Operating Activities:
Net Income                                                             $ 4,564      $ 2,617      $ 13,032      $  4,059
Adjustments to Reconcile Net Income to Net Cash Provided
    by Operating Activities:
    Depreciation and Amortization                                        7,423        7,828        22,788        23,586
    Provision for Deferred Income Taxes                                    723           80         2,144           336
    Cumulative Effect of Accounting Change, Net                              -            -             -         2,207
    Compensatory Effect of Stock Plans                                     399          405         1,756           409
    Other, Net                                                             460          667         1,567           982
                                                                      --------      -------      --------      --------
        Operating Cash Flow Prior to Changes in Assets and             $13,569      $11,597      $ 41,287      $ 31,579
        Liabilities                                                   --------      -------      --------      --------

Changes in Assets and Liabilities:
    Receivables                                                        $(1,142)     $ 1,472      $ (4,547)     $  3,593
    Income Taxes Receivable                                                  -            -           968         2,391
    Prepaid Expenses                                                       430          613          (866)         (425)
    Inventories                                                         (2,212)        (579)       (5,588)        5,309
    Accounts Payable                                                    (3,430)      (3,867)        3,081        (4,356)
    Accrued Expenses                                                     1,762          442           374         1,452
    Other, Net                                                             (25)        (708)          401         3,030
                                                                      --------      -------      --------      --------
        Cash Flow from Changes in Assets and Liabilities               $(4,617)     $(2,627)     $ (6,177)     $ 10,994
                                                                      --------      -------      --------      --------
            Net Cash Provided by Operating Activities                  $ 8,952      $ 8,970      $ 35,110      $ 42,573
                                                                      --------      -------      --------      --------

Investing Activities:
Capital Expenditures, Net                                              $(3,415)     $(2,851)     $(11,289)     $(10,235)
Acquisition, Net of Cash Acquired                                         (922)           -          (922)            -
Investment in Joint Ventures                                              (556)         (85)         (658)       (1,320)
Distribution from Joint Ventures                                             -            -             -           900
Other, Net                                                                  69           94          (677)         (748)
                                                                      --------      --------     --------      --------
            Net Cash Used in Investing Activities                      $(4,824)     $(2,842)     $(13,546)     $(11,403)
                                                                      --------      -------      --------      --------

Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                          $   200      $(5,100)     $(11,400)     $ 33,300
Payments of Debt                                                        (1,910)      (1,781)       (2,478)      (67,944)
Purchase of Treasury Stock                                              (2,224)           -        (7,794)            -
Sale of Common Stock                                                       829          544         1,868         1,212
                                                                      --------      -------      --------      --------
            Net Cash Used in Financing Activities                      $(3,105)     $(6,337)     $(19,804)     $(33,432)
                                                                      --------      -------      --------      --------
Net Increase (Decrease) in Cash                                        $ 1,023      $  (209)     $  1,760      $ (2,262)
Cash and Cash Equivalents at Beginning of Period                         1,964        1,572         1,227         3,625
                                                                      --------      -------      --------      --------
Cash and Cash Equivalents at End of Period                             $ 2,987      $ 1,363      $  2,987      $  1,363
                                                                      ========      =======      ========      ========
Supplemental Cash Flow Disclosures:
    Notes Issued for Acquisition                                       $   600      $     -      $    600      $      -
    Cash Portion of Acquisition and Related Costs                          922            -           922             -
                                                                      --------      -------      --------      --------
    Total Consideration Paid for Acquisition                           $ 1,522      $     -      $  1,522      $      -
                                                                      ========      =======      ========      ========

The Changes in Assets and Liabilities for the three and nine months ended November 30, 1999 and 1998, are net of assets and liabilities acquired.

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION


The data for the three and nine months ended November 30, 1999 and 1998 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 1999 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 2000 presentation.

(1) During the nine months ended November 30, 1999 and 1998, the Company derived approximately 13.1% and 12.0%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $3,455 as of November 30, 1999 and $1,897 as of February 28, 1999. Trade receivables also include amounts due from Innovative Specialty Films, LLC of $380 as of November 30, 1999 and $452 as of February 28, 1999.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 17,327,025 Shares Issued and 15,465,577 Shares Outstanding as of November 30, 1999 and 16,783,084 Shares Issued and 15,571,336 Shares Outstanding as of February 28, 1999.

(5) Treasury Stock at Cost; 1,861,448 Shares as of November 30, 1999 and 1,211,748 Shares as of February 28, 1999. On December 20, 1996, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 523,100 shares were purchased through February 28, 1999. During the first six months of fiscal 2000, the Company completed this program by repurchasing the remaining 476,900 shares of the one million authorization at an average purchase price of $11.68 per share.

       On September 23, 1999, the Company's Board of Directors authorized a new program to repurchase up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. As of January 12, 2000, 285,100 shares have been repurchased at an average purchase price of $12.36 under this new program.

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

(7)    Comprehensive Income:

                                               Three Months Ended        Nine Months Ended
                                               ------------------        -----------------
                                                  November 30,              November 30,
                                                  ------------              ------------
                                                1999         1998        1999         1998
                                                ----         ----        ----         ----
       Net Income                              $4,564       $2,617     $13,032       $4,059
       Other Comprehensive Income:
            Foreign Currency Translation         (134)         277         (59)        (247)
            Adjustments                        ------       ------     -------       ------
       Comprehensive Income                    $4,430       $2,894     $12,973       $3,812
                                               ======       ======     =======       ======

(8)    Business Segments:
       The Company reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. The Company's three segments are: Coated Products and Services, Engineered Materials and Specialty Films. Corporate represents unallocated general corporate expenses. The net sales on a geographic basis are not material. Information concerning the Company's business segments in the third quarter and first nine months of fiscal 2000 and 1999 was as follows:

                                                 Three Months Ended             Nine Months Ended
                                                 ------------------             -----------------
                                                    November 30,                   November 30,
                                                    ------------                   ------------
                                                 1999          1998            1999          1998
                                                 ----          ----            ----          ----
       Net Sales
       ---------
         Coated Products and Services          $ 94,589       $ 93,393       $286,607      $266,974
         Engineered Materials                    20,125         19,241         59,654        53,339
         Specialty Films                         11,397         10,975         38,458        36,474
         Eliminations                              (670)          (556)        (1,819)       (1,694)
                                               --------       --------       --------      --------
                                               $125,441       $123,053       $382,900      $355,093
                                               ========       ========       ========      ========

       Income from Operations
       ----------------------
         Coated Products and Services          $  8,154       $  7,453       $ 22,579      $ 16,330
         Engineered Materials                     3,096          2,375          9,080         5,682
         Specialty Films                          1,472            719          5,985         3,527
         Corporate and Eliminations              (2,855)        (2,752)        (8,293)       (5,893)
                                               --------       --------       --------      --------
                                               $  9,867       $  7,795       $ 29,351      $ 19,646
                                               ========       ========       ========      ========

(9) The Company recognized a pro rata portion of compensation expense totaling approximately $1,300 during the second quarter of fiscal 2000 related to the 1998 Long-Term Incentive/Leverage Stock Awards Program (see Note 11 in the Company's 1999 Annual Report to Shareowners).

(10) On September 28, 1999, the Company reached a settlement agreement with the Securities and Exchange Commission ("SEC") related to the SEC's investigation of accounting irregularities announced in 1997. Under the settlement agreement, MSC consents to a cease and desist order while neither admitting nor denying the SEC's findings. The Company also agreed to send certain personnel for continuing education.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For The Quarter Ended November 30, 1999


                        PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS
---------------------

Net sales in the third quarter of fiscal 2000 increased 1.9% to $125,441 from $123,053 in the same period last fiscal year. For the first nine months of fiscal 2000, net sales grew 7.8% to $382,900 compared with $355,093 in fiscal 1999. All business segments contributed to the increase in net sales for both periods. Gross profit margin for the third quarter was 20.5% as compared with 18.7% in the same quarter last year. For the nine-month period, gross profit margin increased to 20.1% in fiscal 2000 versus 17.7% in fiscal 1999. The improvement in gross profit margin was the result of growth in sales volume, lower material costs, favorable product mix, as well as improved manufacturing efficiencies. Selling, general and administrative ("SG&A") expenses were 12.7% of net sales for the third quarter of fiscal 2000 versus 12.4% of net sales in the same period last year. The increase in SG&A percentage is due to higher variable compensation expense as a result of improved Company performance. For the first nine months, SG&A expenses were 12.4% of net sales compared with 12.2% for the first nine months of fiscal 1999. For the year-to-date period, the increase was due mainly to the pro rata portion of compensation expense recognized in the second quarter of fiscal 2000, as described in the following paragraph, as well as increases in variable compensation expense, partially offset by an increase in the sales volume. During the third quarter of fiscal 2000, income from operations increased 26.6% to $9,867 as compared with $7,795 last fiscal year. For the nine months ended November 30, 1999, income from operations improved 49.4% to $29,351 from $19,646 in the prior year period.

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

Coated Products and Services

Third quarter net sales for Coated Products and Services increased 1.3% to $94,589 from $93,393 in the same quarter last year. Net sales for the period were effected by the implementation of a new management information system at the Company's Pinole Point Steel subsidiary, offset by significantly higher shipments of appliance and automotive materials. Net sales for Coated Products and Services in the first nine months of the fiscal year grew 7.4% to $286,607 compared with $266,974 last fiscal year. The increase for the year-to-date period is mainly due to significantly higher shipments to the automotive, building and construction and appliance markets. For the third quarter, income from operations for Coated Products and Services improved 9.4% to $8,154 from $7,453 in the prior year. Higher sales volumes of value-added materials, lower material costs and improved operating efficiencies offset the previously mentioned system implementation difficulties at Pinole Point Steel. For the period ended November 30, 1999, income from operations increased to $22,579, a 38.3% increase from $16,330 in the prior year-to-date period. Increases in sales volume, including significant sales to ISPAT Inland Inc. in the first quarter of fiscal 2000, lower material costs (which may be impacted in the future by a decision in the pending steel industry anti-dumping litigation), favorable product mix and improved operating efficiencies were the primary contributors to the increase, slightly offset by the effects of electrical power curtailments in the second quarter of fiscal 2000 and recent system implementation issues.

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

Engineered Materials

Sales in the third quarter of Engineered Materials increased 4.6% to $20,125 compared with $19,241 last fiscal year. For the year-to-date period, Engineered Materials' net sales grew to $59,654, an 11.8% increase from $53,339 last year. Significantly higher shipments of brake damper materials to both the original equipment manufacturer ("OEM") and replacement markets contributed to the growth. Income from operations for the third quarter improved 30.4% to $3,096 versus $2,375 in the prior year's third quarter. For the first nine months of fiscal 2000, income from operations increased to $9,080, a 59.8% improvement from $5,682 in the same period last year. Improvements in income from operations for both periods were mainly due to favorable product mix, material cost reductions and improved operating efficiencies.

Specialty Films

Sales of Specialty Films materials for the third quarter increased 3.8% to $11,397 in fiscal 2000 compared with $10,975 in the same period last year. Higher shipments of window film in both domestic and international markets contributed to the increase. Sales for the nine months ended November 30, 1999 increased 5.4% to $38,458 compared with $36,474 in the prior fiscal year. Increased sales of window film along with coated and laminated films contributed to the growth. On October 15, 1998, a subsidiary of the Company and Bekaert Corporation formed the joint venture, Innovative Specialty Films, LLC ("ISF"), for the research and development, manufacture and sale of sputtered film. Comparable sales for the third quarter and first nine months of the year, excluding sputtered film sales made through the ISF joint venture, increased 15.3% and 17.3%, respectively, versus the prior year periods. Income from operations for Specialty Films for the third quarter increased 104.7% to $1,472 as compared with $719 last year. For the nine-month period of fiscal 2000, income from operations was $5,985, a 69.7% increase from $3,527 last fiscal year. Higher sales volume, improved operating efficiencies, as well as royalty income as a result of the ISF agreement contributed to the increase for both periods.


Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net was expense of $2,623 in the third quarter of fiscal 2000 compared with $3,540 of expense for the third quarter of fiscal 1999. For the year-to-date period, total other (income) and expense, net was expense of $8,665 in fiscal 2000 compared with $9,458 last year. Interest expense decreased $555 and $2,046 for the third quarter and first nine months, respectively, due to significantly lower debt levels, and to a lesser extent, favorable changes in variable interest rates. During the second quarter of fiscal 1999, the Company recorded $318 of interest income related to amended tax returns. During the third quarter of fiscal 2000, the Company recorded $153 of interest income related to the Revenue Agent Revenue of fiscal years 1993 and 1994. In addition, the Company's three-year statute of limitations has expired for fiscal 1995 and 1996 for federal income tax purposes. The Company is currently analyzing its income tax reserve position based on these two events for income tax purposes and anticipates a decrease in income tax expense in the fourth quarter of fiscal 2000. Equity in Results of Joint Ventures was expense of $477 and $1,582 for the third quarter and first nine months of fiscal 2000, respectively, and expense of $667 and $1,107 for the same periods last year, respectively. The change is due to a decline in third party sales (other than ISPAT Inland Inc.) by the Partnership, terminations of certain Partnership revenues from BSC and ISPAT Inland Inc. after certain financing matured on June 30, 1998 and expenses related to the ISF joint venture commencing operations in January 1999. MSC's effective income tax rate was 37.0% in the third quarter and first nine months of fiscal 2000 compared with 38.5% in the same periods of fiscal 1999, primarily due to the benefit of state income tax credits.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the third quarter of fiscal 2000, MSC generated $8,952 of cash flow from operating activities, relatively flat with $8,970 in the third quarter last year. For the nine months ended November 30, 1999, MSC generated $35,110 of cash from operating activities compared with $42,573 in the same period last year. The decrease in cash generation is due mainly to increases in working capital as a result of higher volumes, as well as the system implementation difficulties mentioned earlier. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $16,747 and $50,348 for the third quarter and first nine months of fiscal 2000, respectively, compared with $14,868 and $42,530 for the same periods last year, respectively. MSC's capital expenditures during the third quarter and first nine months of fiscal 2000 were $3,415 and $11,289, respectively, compared with $2,851 and $10,235 in the same periods last fiscal year.

MSC's total debt decreased $13,143 to $129,286 as of November 30, 1999, compared with $142,429 as of fiscal 1999 year end. As of November 30, 1999, the Company maintains a committed line of credit totaling $90,000. There was $10,000 outstanding under this line of credit as of November 30, 1999, versus $14,200 as of February 28, 1999. The Company has executed letters of credit totaling $4,740 against these lines, leaving available lines of credit of $75,260 as of November 30, 1999. The Company also maintains a $10,000 uncommitted line of credit. There was $2,800 outstanding under this line of credit as of November 30, 1999, as compared with $10,000 as of fiscal year end. The Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditures, stock repurchase program and debt amortization.

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

On September 23, 1999, the Company's Board of Directors authorized a new program to repurchase up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. As of January 12, 2000, 285,100 shares have been repurchased at an average purchase price of $12.36 under this new program.

The Company has a capital lease obligation, which was $2,085 as of November 30, 1999, relating to a facility that the Company subleases to the Partnership. In addition, the Company is contingently responsible for 50% of ISF's financing requirements. As of November 30, 1999, ISF's debt was $56 compared with $2,736 as of February 28, 1999.

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

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended November 30, 1999



                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

       Paragraph 5 on page 12 of this report is hereby incorporated by reference.

Item 5. Other Information
-------------------------

       On December 16, 1999, the Board of Directors increased the number of directorships under the Company's By-Laws from six to eight and elected three new members to serve on the Company's Board of Directors: Michael J. Callahan, Ronald A. Mitsch and Mary P. Quin.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

       (a) 27    Financial Data Schedule

       (b)       Reports on Form 8-K
                 -------------------

                 No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 12th day of January, 2000.


                                       MATERIAL SCIENCES CORPORATION


                                       By:  /s/ Gerald G. Nadig
                                            ------------------------------
                                               Gerald G. Nadig
                                               Chairman, President
                                               and Chief Executive Officer


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