Form 10-K
period 2000-02-29
MATERIAL SCIENCES CORP
filed 2000-05-26
CIK 755003

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  February 29, 2000

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No _____
                                               ----

  The aggregate market value of the voting stock of the registrant held by shareowners (not including any voting stock owned by directors or executive officers of the registrant (such exclusion shall not be deemed an admission that any such person is an affiliate of the registrant)) of the registrant was approximately $166,445,843 as of April 24, 2000 (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

  As of April 24, 2000, the registrant had outstanding an aggregate of 15,243,039 shares of its Common Stock.

                      Documents Incorporated by Reference

  Portions of the following documents are incorporated herein by reference into the indicated part of this Form 10-K:

                                                        Part of Form 10-K
                                                        -----------------
              Document                                into which incorporated
              --------                                -----------------------

Registrant's fiscal 2000 annual report to                Parts I, II, IV
shareowners

Registrant's proxy statement for the Annual                  Part III
Meeting of Shareowners to be held on
June 22, 2000

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

                                    PART I

ITEM 1.   BUSINESS
-------   --------

Introduction
------------

  Material Sciences Corporation (unless otherwise indicated by the context, including its subsidiaries, "MSC" or "Company") develops, manufactures and markets continuously processed, coated and laminated materials. The Company's three segments are: Coated Products and Services, Engineered Materials and Specialty Films (see Note 12 of the Notes to the Consolidated Financial Statements under the caption "Business Segments" on page 33 of the Company's
annual report, which is incorporated by reference herein).   The Coated Products
and Services segment includes the coil coating, hot-dip galvanizing and electrogalvanizing product groups. This segment provides galvanized and prepainted products and services primarily to the building and construction, automotive and appliance markets. The Engineered Materials segment includes the laminates and composites product group. This segment combines layers of metal and other materials designed to meet specific customer requirements for the automotive, lighting, appliance and computer equipment markets. The Specialty Films segment manufactures solar control and safety window film, as well as industrial films used in a variety of products.

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

  Headquartered near Chicago, the Company, through its MSC Pre Finish Metals Inc. ("PFM"), MSC Pinole Point Steel Inc. ("MSCPPS"), MSC Walbridge Coatings Inc. ("MSCWC"), MSC Laminates and Composites Inc. ("MSCLC") and MSC Specialty Films, Inc. ("MSCSF") subsidiaries, operates 11 manufacturing plants in the United States and Europe. PFM operates two facilities in Elk Grove Village, Illinois, one facility in Morrisville, Pennsylvania, and one facility in Middletown, Ohio. MSCPPS operates one coil coating and one galvanizing facility in Richmond, California. MSCWC, a subsidiary of PFM, operates a facility in Walbridge, Ohio, on behalf of Walbridge Coatings, an Illinois Partnership ("Partnership"), owned by MSCWC, Bethlehem Steel Corporation ("BSC") and a subsidiary of the LTV Corporation ("LTV"). MSCLC operates one facility in Elk Grove Village, Illinois. MSCSF operates one facility in San Diego, California. MSCSF also has a 50% interest in a facility in Research Triangle Park, North Carolina, and a facility in Zulte, Belgium, through Innovative Specialty Films, LLC ("ISF"), a joint venture formed on October 15, 1998, with Bekaert Corporation.

  Additional information concerning certain transactions and events is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report.

  MSC, a Delaware corporation, was founded in 1971 and has been a publicly traded company since 1984. The principal executive offices of the Company are located at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, and its telephone number is (847) 439-8270.

Coated Products and Services

Coil Coating
------------

  The Company believes that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. This continuous, roll-to-roll, highly automated, high-speed process applies coatings to coiled metal of varying widths and thicknesses. In the process, sheet metal is unwound from a coil, cleaned, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers that fabricate the coated metal into finished products that are sold into a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. Through techniques such as printing, embossing and striping, special finishing effects can also be created. The finished product (i.e. prepainted or coil coated metal) is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. The Company generally acts as a "toll coater" by processing coils for steel mills or their customers, without taking ownership of the metal. The Company charges by weight or surface area processed.

  The Company's coil coated products are used by manufacturers in building products, appliances, heating and air conditioning, automotive, lighting, above-ground swimming pools and other products. The Company's strategy in coil coating has been to produce high-volume, competitively coated products at low cost, as well as to identify, develop and produce specialty niche products meeting specific customer requirements.

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

  The coil coating process competes with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping and brushing. The Company expects that, although there can be no assurance in this regard, the market penetration of coil coated metal will increase as a result of more stringent environmental regulation and the energy efficiency, quality and cost advantages provided by prepainted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations. The Company estimates that there are approximately 64 companies operating coil coating lines in North America. The Company believes it is one of the largest coil coaters, with approximately 15% of the total tons processed in the United States in calendar 1999. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of quality, price, customer service, technical support and product development capability.

Hot-Dip Galvanizing
-------------------

  On December 15, 1997, the Company purchased certain assets and assumed certain liabilities of a West Coast hot-dip galvanizing and coil coating business. Consideration for the purchase was approximately $129 million, which was financed through a bank line of credit and long-term debt. Located in the San Francisco Bay Area, the operation consists of a 350,000 ton capacity hot-dip galvanizing line and a coil coating line capable of producing 150,000 tons of prepainted metal. The two facilities operate as MSCPPS, a subsidiary of MSC, and serve the building and construction market across the western United States.

  Hot-dip galvanizing ("HDG") is a continuous, high-speed roll-to-roll process for depositing zinc on steel. HDG deposits zinc onto steel by immersing the steel strip into a molten bath of zinc (hot-dip) making it corrosion resistant. Zinc, in the presence of a corrosive environment, will sacrifice itself to protect the steel. As such, zinc gives the maximum sacrificial protection to steel in the greatest number of applications. HDG steel may be used as is or can be painted, resulting in enhanced corrosion protection and versatility.

  MSCPPS's products are primarily used by the building and construction market where they are manufactured into such products as roofing, siding, doors, duct work, lighting fixtures and a wide variety of other structural components. MSCPPS generally takes ownership of the metal it processes.

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

Electrogalvanizing
------------------

  MSCWC, through its participation in the Partnership, serves the market for motor vehicles by producing electrogalvanized ("EG") steel. EG steel is the primary corrosion-resistant steel product used to manufacture automobile and light-truck bodies. Domestic demand for EG steel began in 1985, and the Company believes that it will continue as automobile manufacturers respond to consumer demands for longer warranty protection against rust and, to a lesser extent, due to increased applications for EG steel in the appliance and other non-automotive markets.

  Through the Partnership, MSCWC electrogalvanizes zinc and zinc-alloy coatings and applies organic coatings onto sheet metal in coil form. MSCWC offers a full complement of pure zinc and zinc-nickel plated products with or without organic coatings or top coats that offer corrosion, forming or cosmetic advantages over competitive products to the automotive as well as other markets. Demand for coatings over the electrogalvanized plating has increased due to greater corrosion expectations of steel products and enhanced cosmetic requirements.
The Partnership's facility is the only facility in North America capable of meeting, in a single pass through its line, the demand for this full complement of products.

  On July 23, 1999, a subsidiary of BSC sold a portion of its ownership interest in the Partnership to LTV. LTV purchased a 16.5% equity interest in the Partnership from BSC, providing LTV access to 33.0% of the facility's available line time. In conjunction with the sale, the Partnership term was extended from December 31, 2001 to December 31, 2004. The Partnership agreements also were restructured to provide for a decrease in pricing to BSC and LTV in exchange for various "make whole" opportunities for MSC related to third party sales and a portion of line time rights allocated to the Company in calendar 2000 and 2001. MSC also maintained its long-term toll processing agreement with ISPAT Inland Inc. (a former partner), which expires on December 31, 2001.

  MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Sales to the Partnership represented 13%, 13% and 20% of MSC's net sales in fiscal 2000, 1999 and 1998, respectively. The fees consist of a variable portion, based on the production volumes and product mix, and a fixed portion, including taxes, insurance and the fixed portion of electricity. The overall profitability depends on MSCWC's processing skill and efficiency and BSC's and LTV's ability to market EG product.

  BSC, LTV and the other mills utilizing the Partnership's facility are major suppliers of sheet steel to the United States automobile industry. The orders for the Partnership's toll coating services are primarily and independently generated by BSC and LTV for their respective customers, although the Partnership may also accept orders from outside parties ("Third Party") to the extent available capacity and production schedules permit. On an annual basis, Third Party sales were not significant in fiscal 2000. The first quarter of fiscal 2001 is projected to be at approximately 70% of capacity, due to customer inventory adjustments and lower than expected production at General Motors as compared with 96% of capacity in the first quarter of fiscal 2000.

  Competition in the production and sale of EG steel for the automotive industry comes from other steel companies that, either directly or through joint ventures, produce EG steel on seven manufacturing lines in the United States, including Inland's other facility. Limited quantities of EG steel also are imported into the United States from foreign steel suppliers. The Company believes that the Partnership's line is well positioned to serve the current and expected end-users of EG steel. The Company is unable to determine the effect, if any, on the market resulting from the existence of excess capacity, the entrance of additional capacity, improved galvanizing technology or the substitution of other materials.

Engineered Materials

  Engineered Materials typically consist of steel or other metals in combination with polymers or other materials to achieve specific properties, such as noise and vibration reduction and thermal insulation. These products consist of functionally engineered materials that are designed to meet specific customer requirements. Products in this segment largely result from the Company's research and development efforts and the proprietary equipment and processes designed and implemented by its engineering and manufacturing organizations. The Company supplies its Engineered Materials to a variety of markets both in the United States and internationally. The majority of these materials are used in the automotive, lighting, appliance and computer equipment markets. The major products in this segment are disc brake noise dampers, Polycore Composites/(R)/ and Specular+/(R)/.

  The disc brake noise damper market developed as manufacturers moved to asbestos-free brake linings. The increased brake noise these linings produce can be virtually eliminated by the composite materials pioneered by the Company. The Company believes its material is used in over 50% of the domestic disc brake noise dampers manufactured for the original equipment market. The Company also believes it is a significant supplier to the domestic aftermarket.

  Polycore Composites are multilayer composites consisting of various metals, coatings and other materials, typically consisting of metal outer skins surrounding a thin viscoelastic core material. Polycore Composites are engineered to meet a variety of needs. The Company believes it is a leader in developing and manufacturing continuously processed coated materials that reduce noise and create thermal barriers. The automotive industry is the largest market for metal composites, which are being used to replace solid sheet metal parts, including oil pans, valve covers, front engine covers, body panels and heat shields. Polycore Composites are also being evaluated for use in floor pans and other internal components to help reduce road noise. Polycore Composites are also found in a number of other products, including lawn mower engines, appliances, air conditioners and computer equipment, and other uses are under evaluation. In fiscal 2000, the Company installed laminating capability at the Walbridge Coatings location to produce Quiet Steel/(R)/, the Company's proprietary Polycore Composite material.

  Specular+ is a silver-sputtered film laminated to metal and then fabricated into energy-efficient fluorescent lighting fixtures by the Company's customers. Because pure silver offers unsurpassed reflectivity and precise light control, lighting fixtures made from Specular+ produce virtually the same amount of light with only half the bulbs of a typical white painted fixture. The result is a significant reduction in the cost of electricity for lighting. The high-reflective lighting market has experienced a general softness due to the lack of utility rebates to offset the higher initial cost of these fixtures and the deregulation of electric utilities.

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

  This segment also manufactures a number of specialty coated, laminated and adhesive films. These films are used in the electronic, printing, label and other industrial markets. The Company believes that its unique capabilities provide significant competitive advantages in rapidly growing markets.

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

International

  The Company believes that significant opportunities exist internationally, particularly for the Company's disc brake noise damper products, Polycore
Composites and solar control and safety window film.   Direct export sales have
grown each year, but slower than the consolidated net sales of the Company. As a percentage of net sales, direct export sales represented 7%, 7% and 10% in fiscal 2000, 1999 and 1998, respectively.

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

Marketing and Sales

  The Company markets its coil coating, hot-dip galvanizing and laminates and composites' products, services and technologies primarily through its in-house sales organization and also through independent distributors, agents and licensees. The Company focuses its sales efforts on manufacturers, but also sells to steel mills and their intermediaries, metal service centers and metal brokers. BSC and LTV are the primary marketing partners for EG steel. The Company sells its specialty films' products primarily through its internal distribution network, as well as domestic and international distributors. All of the Company's selling activities are supported by technical service departments that aid the customer in the choice of available materials and their use in the customer's manufacturing process.

  The Company estimates that customers in the building products market were the end-users for approximately 45%, 48% and 25% of MSC's net sales in fiscal 2000, 1999 and 1998, respectively. The Company also estimates the original equipment and aftermarket segment of the transportation industry were the end-users for approximately 33%, 31% and 48% of MSC's net sales in fiscal 2000, 1999 and 1998, respectively. Due to concentration in the automobile industry, the Company believes that sales to individual automobile companies, including indirect sales, are significant.

  The Company is a party to a ten year tolling agreement in which MSC agrees to provide AK Steel Corporation ("AKS") with coil coating and other ancillary services from the Middletown, Ohio facility until June 2003. For calendar year 1999, MSC was required to provide AKS with 38% of the facility's capacity. The balance of capacity is being marketed by the Company's sales force and utilized by shifting production from other MSC plants that, at times, reach their capacity.

  The Company's backlog of orders as of February 29, 2000, was approximately $82.2 million, all of which is expected to be filled during the remainder of the current fiscal year. The Company's backlog was approximately $82.6 million as of February 28, 1999.

  MSC is generally not dependent on any one source for raw materials or purchased components essential to its business for which an alternative source is not readily available, and it is believed that such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

  MSC believes that its business, in the aggregate, is not seasonal. Certain of its products, however, sell more heavily in some seasons than in others.

Environmental Matters

  The Company is subject to federal, state and local environmental laws. As a result of these laws, the Company has incurred, and will continue to incur in the future, capital expenditures and operating costs and charges. The Company is involved in two Superfund sites located in Gary and Kingsbury, Indiana. Although the ultimate cost of the Company's share of necessary remediation expenses is not yet known, the Company believes that it has adequately reserved for environmental matters given the information currently available. See Note 4 of the Notes to the Consolidated Financial Statements entitled "Contingencies," on pages 27 and 28 of the Company's annual report, which is incorporated by reference herein. The Company cannot predict the impact of new or changed laws or regulations.

  The Company believes it operates its facilities and conducts its business, in all material respects, in accordance with all environmental laws presently applicable to its facilities. The Company spent approximately $2.8 million in fiscal 2000, and has budgeted approximately $2.7 million during fiscal 2001, for maintenance or installation of environmental controls at its facilities. See
Item 3 "Legal Proceedings" below.

Research and Development

     Management estimates that it spent approximately $6.8 million in fiscal 2000, $7.1 million in fiscal 1999 and $6.1 million in fiscal 1998 for product and process development activities.

     While it considers its various patents, licenses and trademarks to be important, it does not believe that the loss of any individual patent, license or trademark would have a material adverse effect upon its business.

Employees

     As of February 29, 2000, the Company (excluding ISF) had 1,250 full-time employees. Of these, approximately 905 were engaged in manufacturing, 173 in marketing and sales, 129 in administrative and clerical positions and 43 in process and product development.

     The employees at the San Diego, California; Walbridge, Ohio; and the MSCSF distribution facilities are not represented by a union. Hourly manufacturing employees at Elk Grove Village, Illinois; Morrisville, Pennsylvania; and Middletown, Ohio are covered by separate union contracts expiring in February 2002, November 2000 and May 2002, respectively. Hourly manufacturing employees at Richmond, California are covered by two separate union contracts expiring in January 2003 and March 2005. The Company believes that its relations with its employees are good.



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                      ------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of April 24, 2000, are as follows:


                                                             Position and
     Name                          Age                    Year First Elected
     ----                          ---                    ------------------
Gerald G. Nadig                     54            Chairman, President and Chief Executive
                                                  Officer, MSC since January 1998; previously
                                                  President and Chief Executive Officer,
                                                  MSC since January 1997; previously President
                                                  and Chief Operating Officer, MSC since July 1991.

Thomas E. Moore                     54            Executive Vice President and Chief Operating
                                                  Officer, MSC since May 1997; previously
                                                  Executive Vice President and General
                                                  Manager, MSCWC since 1993.

James J. Waclawik, Sr.              41            Vice President, Chief Financial Officer and
                                                  Secretary, MSC since October 1996;
                                                  previously Vice President and Controller,
                                                  MSC since July 1991.

Frank J. Lazowski, Jr.              60            Senior Vice President, Human Resources, MSC
                                                  since March 1999; previously Vice President,
                                                  Human Resources, MSC since July 1991.

Anton F. Vitzthum                   65            Senior Vice President, Manufacturing, MSC
                                                  since March 1994.

Robert J. Mataya                    57            Vice President, Business Planning and
                                                  Development, MSC since July 1991.

Edward J. Vydra                     61            Vice President and Chief Technology Officer,
                                                  MSC since November 1998; Vice President,
                                                  Research and Development (various
                                                  subsidiaries of the Company) since 1991.

                                                             Position and
     Name                          Age                    Year First Elected
     ----                          ---                    ------------------
David J. DeNeve                     31            Controller, MSC since October 1996;
                                                  previously Accounting and Tax Manager, MSC
                                                  since November 1995; previously Financial
                                                  Analyst, MSC since June 1994.

David A. Catterlin                  44            President, MSCPPS since June 1998.

David A. Fletcher                   46            President and Chief Operating Officer, MSCSF
                                                  since September 1993.

Ronald L. Millar                    49            Group Vice President and General Manager,
                                                  MSCLC since November 1995; previously Vice
                                                  President, PFM since 1991.

Douglas M. Rose                     50            President, PFM since December 1997.

Edward A. Williams                  41            Group Vice President and General Manager,
                                                  MSCWC since May 1997; previously Plant
                                                  Manager, MSCWC since 1993.

     Prior to joining the Company, Mr. Catterlin was Vice President, Commercial for California Steel Industries, Inc. Mr. Rose was Executive Vice President, Toyoda Machinery USA, prior to joining the Company.



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]
                     --------------------------------------

ITEM 2.   PROPERTIES
------    ----------

     The Company owns or leases facilities with an aggregate of approximately 2,012,000 square feet of space. The Company considers all of such facilities to be in good operating condition. In addition to the principal physical properties used by the Company in its manufacturing operations as summarized in the table below, the Company leases numerous sales and administrative offices pursuant to short-term leases.

                                          Approximate
                                            Area in                     Lease Expiration
          Location                        Square Feet                    (or Ownership)
          --------                        -----------                   ----------------
Elk Grove Village, Illinois                   58,000                            Owner
      Plant No. 1

Elk Grove Village, Illinois                  223,000                            Owner
      Plant No. 2

Elk Grove Village, Illinois                  290,000                            Owner
      Plant No. 3

Morrisville, Pennsylvania                    121,000                            Owner

Middletown, Ohio                             170,000                            Owner

Richmond, California                         276,000                            Owner
      Plant No. 1

Richmond, California                         203,000                            Owner
      Plant No. 2

Walbridge, Ohio                              440,000                            June 2003/(1)/

San Diego, California                         73,000                            February 2007/(2)/

Research Triangle Park,
       North Carolina (ISF)                   21,000                            December 2003/(3)/

Zulte, Belgium (ISF)                          65,000                            December 2004

(1) The lease is renewable, at the Company's option, for additional periods totaling 25 years. Since April 1, 1986, this facility has been subleased to the Partnership, which initially expired on June 30, 1998. MSC and BSC have extended the sublease until December 31, 2004 (see Coated Products and Services - Electrogalvanizing).

(2) The lease is renewable, at the Company's option, for additional periods totaling 5 years. A portion (20.2%) of this facility has been subleased to ISF, and the sublease expires the earlier of the termination of the ISF agreement (December 31, 2003, if not extended) or February 28, 2007.

(3) The sublease expires the earlier of the termination of the ISF agreement (December 31, 2003, if not extended) or February 28, 2007.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

     See Note 4 of the Notes to Consolidated Financial Statements entitled "Contingencies," on pages 27 and 28 of the Company's annual report, which is incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS
------   --------------------------------------------------

     There were no matters submitted to the Company's security owners during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
------   ---------------------------------------------
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


              Fiscal           Fiscal
               Year            Quarter      High      Low
               ----            -------      ----      ---

               2000              1st       11 3/8     6 3/8
                                 2nd       15 3/4    11 1/16
                                 3rd       15 1/16   10 15/16
                                 4th       14 11/16  10 3/16



              Fiscal           Fiscal       High      Low
               Year            Quarter      ----      ---
               ----            -------

               1999              1st       12 5/8    10
                                 2nd       13 1/8     7 9/16
                                 3rd       10 1/16    6 3/4
                                 4th        9 7/8     7 3/16

     There were 940 shareowners of record of the Company's common stock at the close of business on April 24, 2000. MSC has not paid cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company's business. If business circumstances should change, the Board of Directors may declare and instruct the Company to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

  Reference is made to the information found under the caption "Selected Financial Data" on pages 34 and 35 of the Company's annual report, which is incorporated by reference herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

  Reference is made to the information found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 21 of the Company's annual report, which is incorporated by reference herein.

  Certain statements in this Form 10-K and in future filings of the Company with the SEC and in the Company's written and oral statements made by or with the approval of an authorized officer of the Company contain, or will contain, various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including assumptions concerning MSC's operations, future results and prospects, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on MSC's current expectations and are subject to risk and uncertainties which could cause actual results or events to differ materially from those set forth or implied. Examples of forward-looking statements include, but are not limited to, statements regarding the Company's future financial position, results of operations and cash flows (including future capital expenditures and anticipated debt levels and strategies for growth), plans and objectives. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include, but are not limited to, (i) successful development and market introduction of anticipated new products and technologies; (ii) competitive factors and competitor's responses to MSC's initiatives; (iii) changes in the current and future business environment; (iv) adverse changes in government laws and regulations applicable to the Company;
(v) continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates; (vi) the stability of governments and business conditions inside and outside the United States which may affect successful penetration of the Company's products; (vii) the health of the automobile, building and construction and durable goods industries; (viii) environmental risks associated with the manufacturing operations of the Company;
(ix) the loss of one or more significant customers of the Company; (x) risks associated with the termination of the Partnership in December 2004 or the termination of the joint venture partnership with ISF on December 2003; (xi) increases in the price of raw and other material inputs used by the Company that cannot be passed on to its customers; and (xii) facility utilization at MSCWC. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as the result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
--------  ------------------------------------------------------
          RISK
          ----

  The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. As of February 29, 2000, foreign sales, operating income and assets each comprised less than 5% of consolidated amounts. Historically, the effect of movements in the exchange rates have not been material to the financial position or the results of operations of the Company.

  The Company uses steel as a raw material in many of its products. The Company has entered into certain vendor contracts, not exceeding a term of one year, which have established a fixed price for steel.

  The table below provides information about the Company's debt that is sensitive to changes in interest rates.

(Dollars in Thousands)

                                             Expected Maturity Date (Fiscal Year)
                         ----------------------------------------------------------------------------------------

                             2001      2002      2003      2004      2005   Thereafter      Total   Fair Value
                           ------    ------   -------   -------   -------   ----------   --------   ----------
Total Debt:
Fixed Rate:
  Principal Amount         $2,688    $8,227   $14,252   $18,701   $13,421      $59,095   $116,384     $111,008
  Average Interest Rate       7.7%      7.3%      7.1%      6.9%      6.9%         6.9%       7.0%
Variable Rate:
  Principal Amount         $    -    $7,200   $     -   $     -   $     -      $     -   $  7,200     $  7,200
  Average Interest Rate*      N/A       6.7%      N/A       N/A       N/A          N/A        6.7%

* Average variable interest rates are based on fiscal 2000 year end rates. Actual rates may be higher or lower.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

  (a) The Report of Independent Public Accountants, Consolidated Statements of Income for the years ended February 28 or 29, 2000, 1999 and 1998, Consolidated Balance Sheets as of February 28 or 29, 2000 and 1999, Consolidated Statements of Cash Flows for the years ended February 28 or 29, 2000, 1999 and 1998, Consolidated Statements of Changes in Shareowners' Equity for the years ended February 28 or 29, 2000, 1999 and 1998, Consolidated Statements of Comprehensive Income for the years ended February 28 or 29, 2000, 1999 and 1998 and Notes to Consolidated Financial Statements, set forth on page 18 and pages 22 through 33 of the Company's annual report, are incorporated by reference herein.

  (b) The unaudited selected quarterly financial data is set forth in Note 13 of the Notes to Consolidated Financial Statements under the caption "Selected Quarterly Results of Operations (Unaudited)" on page 33 of the Company's annual report, which is incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

 Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

  Reference is made to the information found under the caption "Election of Directors" on pages 2 through 4 of the Company's proxy statement for the 2000 annual meeting of shareowners ("proxy statement"), all of which is incorporated by reference herein, for information on the directors of the Company. Reference is made to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 24 of the proxy statement, all of which is incorporated herein by reference. Reference is made to Part I of this report for information on the executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

  Reference is made to the information under the captions "Compensation of Executive Officers", "Compensation and Organization Committee Report", "MSC Performance Graph", "Employment and Other Agreements" and "Employee and Other Plans" on pages 7 through 14 of the proxy statement, all of which is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

  Reference is made to the information under the captions "Employment and Other Agreements" and "Employee and Other Plans" set forth on pages 13 and 14 of the proxy statement, all of which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
--------  -------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

 (A) FINANCIAL STATEMENTS AND SCHEDULE OF THE COMPANY

      I   Financial Statements of the Company.  Incorporated herein by reference
          -----------------------------------
          to page 18 and pages 22 through 33 of the Company's annual report.

          (i)    Report of Independent Public Accountants
          (ii) Consolidated Statements of Income for the years ended February 28 or 29, 2000, 1999 and 1998
          (iii)  Consolidated Balance Sheets - February 28 or 29, 2000 and 1999
          (iv) Consolidated Statements of Cash Flows for the years ended February 28 or 29, 2000, 1999 and 1998
          (v)    Consolidated Statements of Changes in Shareowners' Equity for
                 the years ended February 28 or 29, 2000, 1999 and 1998
          (vi)   Consolidated Statements of Comprehensive Income for the years ended February 28 or 29, 2000, 1999 and 1998
          (vii)  Notes to Consolidated Financial Statements

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

 (C) EXHIBITS

          Exhibit
           Number               Description of Exhibit
          --------              -----------------------
            2(a)                Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel
                                Inc., dated as of November 14, 1997.(7)

            3(a)                Registrant's Restated Certificate of Incorporation.(6)

            3(b)                Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred
                                Stock.(2)

            3(c)                Registrant's By-laws, as amended.(9)

            4(a)                Credit Agreement, dated as of December 12, 1997, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.(7)

            4(b)                First Amendment dated as of April 30, 1998, among Registrant, Bank of America National Trust and
                                Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.(8)

            4(c)                Note Agreement dated as of February 15, 1997, by and among the Registrant and the purchasers described on Schedule I attached thereto.(5)

            4(d)                Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on Schedule I attached thereto.(8)

            4(e)                First Amendment to Note Agreement dated as of January 23, 1998, among the Registrant, Principal
                                Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life
                                Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company,
                                and West Coast Life Insurance Company.(8)

     Exhibit
     Number                   Description of Exhibit
     ------                   ----------------------

      4(f) Second Amendment to Note Agreement dated as of February 27, 1998, among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)

      4(g) Option Agreement dated as of February 26, 1998, between the Registrant and Stern Stewart & Co.(8)

      4(h) Rights Agreement dated as of June 20, 1996, between Material Sciences Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent.(2)

      4(i) First Amendment to Rights Agreement dated as of June 17, 1998, between the Registrant and Chase Mellon Shareholder Services, L.L.C., as Rights Agent.(9)

                              There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

      10(a)                   Material Sciences Corporation Stock Purchase
                              Plan.(1)

      10(b)                   Material Sciences Corporation Supplemental Pension
                              Plan.(1)

      10(c)                   Material Sciences Corporation Employee Stock
                              Purchase Plan.(10)

      10(d) Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(10)

      10(e) Material Sciences Corporation 1985 Stock Option Plan for Directors.(10)

      10(f) Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)

     Exhibit
     Number                   Description of Exhibit
     ------                   ----------------------

      10(g) Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(10)

      10(h) Material Sciences Corporation 1991 Stock Option Plan for Directors.(10)

      10(i) Material Sciences Corporation Directors Deferred Compensation Plan.(10)

      10(j) Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(4)

      10(k) Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(10)

      10(l) Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

      10(m) First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(10)

      10(n) Sublease dated as of May 30, 1986, between Pre Finish Metals Incorporated and Walbridge Coatings, an Illinois Partnership.(10)

      10(o) Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(10)

      10(p) Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(10)

      10(q) Form of Standstill Agreement dated as of January 29, 1986, among Material Sciences Corporation, Richard L. Burns and Joyce Burns.(10)

      10(r) Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(10)

     Exhibit
     Number                   Description of Exhibit
     ------                   ----------------------


      10(s) Severance Benefits Agreement dated October 22, 1996, between Material Sciences Corporation and James J. Waclawik, Sr.(5)

      10(t) Extension of Sublease Agreement dated as of December 7, 1998, between MSC Pre Finish Metals Inc. and Walbridge Coatings.(10)

      10(u) Tolling Agreement dated as of June 30, 1998, between Walbridge Coatings and Inland Steel Company (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed).(10)

      10(v)                   Form of Change in Control Agreement.(9)

      10(w)                   Amendment to the Supplemental Employee Retirement
                              Plan.(9)

      10(x) Amended and Restated Partnership Agreement, dated as of July 23, 1999, among EGL Steel Inc., LTV-Walbridge, Inc. and MSC Walbridge Coatings Inc.(11)

      10(y) Amended and Restated Operating Agreement, dated as of July 23, 1999, by and between MSC Walbridge Coatings Inc. and Walbridge Coatings, an Illinois Partnership.(11)

      10(z) Coating Agreement, dated as of July 23, 1999, by and between LTV Steel Company, Inc. and Walbridge Coatings, an Illinois Partnership.(11)

      10(aa) Coating Agreement, dated as of July 23, 1999, by and between MSC Walbridge Coatings Inc. and Walbridge Coatings, an Illinois Partnership.(11)

      10(bb) Amended and Restated Coating Agreement, dated as of July 23, 1999, by and between Bethlehem Steel Corporation and Walbridge Coatings, an Illinois Partnership.(11)

     Exhibit
     Number                   Description of Exhibit
     ------                   ---------------------

      10(cc) Amended and Restated Parent Agreement, dated as of July 23, 1999, among Bethlehem Steel Corporation, The LTV Corporation, Material Sciences Corporation and MSC Pre Finish Metals Inc.(11)

      21                      Subsidiaries of the Registrant.

      23                      Consent of Arthur Andersen LLP.

      27                      Financial Data Schedule.(12)

__________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.

(2) Incorporated by reference to the Registrant's Form 8-A filed on June 25, 1996 (File No. 1-8803).

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.

(5) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1997 (File No. 1-8803).

(6) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).

(7) Incorporated by reference to the Registrant's Form 8-K filed on December 30, 1997 (File No. 1-8803).

(8) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-8803).

(9) Incorporated by reference to the Registrant's Form 8-K filed on June 22, 1998 (File No. 1-8803).

(10) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).

(11) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1999 (File No. 1-8803).

(12) Appears only in the electronic filing of this report with the Securities and Exchange Commission.


                     [THIS SPACE INTENTIONALLY LEFT BLANK]
                     -------------------------------------

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MATERIAL SCIENCES CORPORATION

                                        By: /s/  Gerald G. Nadig
                                           ---------------------
                                           Gerald G. Nadig
                                           Chairman, President and Chief
                                           Executive Officer
Date:  May 24, 2000

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on May 24, 2000.

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

/s/ David J. DeNeve                     Controller
--------------------------------------
    David J. DeNeve                     (Principal Accounting Officer)

/s/ Michael J. Callahan                 Director
--------------------------------------
    Michael J. Callahan

/s/ Eugene W. Emmerich                  Director
--------------------------------------
    Eugene W. Emmerich

/s/ G. Robert Evans                     Director
--------------------------------------
    G. Robert Evans

/s/ E. F. Heizer, Jr.                   Director
--------------------------------------
    E. F. Heizer, Jr.

/s/ Ronald A. Mitsch                    Director
--------------------------------------
    Ronald A. Mitsch

/s/ Mary P. Quin                        Director
--------------------------------------
    Mary P. Quin

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

                           ANNUAL REPORT ON FORM 10-K

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
-------   -------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(A)  FINANCIAL STATEMENTS AND SCHEDULE OF THE COMPANY

       I    Financial Statements of the Company.  Incorporated herein by
            -----------------------------------
            reference to page 18 and pages 22 through 33 of the Company's annual report.

            (i)     Report of Independent Public Accountants
            (ii) Consolidated Statements of Income for the years ended February 28 or 29, 2000, 1999 and 1998
            (iii)   Consolidated Balance Sheets - February 28 or 29, 2000
                    and 1999
            (iv)    Consolidated Statements of Cash Flows for the years
                    ended February 28 or 29, 2000, 1999 and 1998
            (v)     Consolidated Statements of Changes in Shareowners'
                    Equity for the years ended February 28 or 29, 2000, 1999 and 1998
            (vi) Consolidated Statements of Comprehensive Income for the years ended February 28 or 29, 2000, 1999 and 1998
            (vii)   Notes to Consolidated Financial Statements

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

                         MATERIAL SCIENCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               INDEX TO EXHIBITS


     Exhibit
     Number                   Description of Exhibit
     ------                   ----------------------

      2(a) Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(7)

      3(a)                    Registrant's Restated Certificate of
                              Incorporation.(6)

      3(b) Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

      3(c)                    Registrant's By-laws, as amended.(9)

      4(a) Credit Agreement, dated as of December 12, 1997, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.(7)

      4(b) First Amendment dated as of April 30, 1998, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.(8)

      4(c) Note Agreement dated as of February 15, 1997, by and among the Registrant and the purchasers described on Schedule I attached thereto.(5)

      4(d) Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on Schedule I attached thereto.(8)

     Exhibit
     Number                   Description of Exhibit
     ------                   ----------------------

      4(e) First Amendment to Note Agreement dated as of January 23, 1998, among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)

      4(f) Second Amendment to Note Agreement dated as of February 27, 1998, among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)

      4(g) Option Agreement dated as of February 26, 1998, between the Registrant and Stern Stewart & Co.(8)

      4(h) Rights Agreement dated as of June 20, 1996, between Material Sciences Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent.(2)

      4(i) First Amendment to Rights Agreement dated as of June 17, 1998, between the Registrant and Chase Mellon Shareholder Services, L.L.C., as Rights Agent.(9)

                              There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

      10(a)                   Material Sciences Corporation Stock Purchase
                              Plan.(1)

      10(b)                   Material Sciences Corporation Supplemental Pension
                              Plan.(1)

      10(c)                   Material Sciences Corporation Employee Stock
                              Purchase Plan.(10)

      10(d) Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(10)

     Exhibit
     Number                   Description of Exhibit
     ------                   ----------------------

      10(e) Material Sciences Corporation 1985 Stock Option Plan for Directors.(10)

      10(f) Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)

      10(g) Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(10)

      10(h) Material Sciences Corporation 1991 Stock Option Plan for Directors.(10)

      10(i) Material Sciences Corporation Directors Deferred Compensation Plan.(10)

      10(j) Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(4)

      10(k) Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(10)

      10(l) Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

      10(m) First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(10)

      10(n) Sublease dated as of May 30, 1986, between Pre Finish Metals Incorporated and Walbridge Coatings, an Illinois Partnership.(10)

      10(o) Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(10)

      10(p) Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(10)

     Exhibit
     Number                   Description of Exhibit
     ------                   ----------------------

      10(q) Form of Standstill Agreement dated as of January 29, 1986, among Material Sciences Corporation, Richard L. Burns and Joyce Burns.(10)

      10(r) Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(10)

      10(s) Severance Benefits Agreement, dated October 22, 1996, between Material Sciences Corporation and James J. Waclawik, Sr.(5)

      10(t) Extension of Sublease Agreement dated as of December 7, 1998, between MSC Pre Finish Metals Inc. and Walbridge Coatings.(10)

      10(u) Tolling Agreement dated as of June 30, 1998, between Walbridge Coatings and Inland Steel Company (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed).(10)

      10(v)                   Form of Change in Control Agreement.(9)

      10(w)                   Amendment to the Supplemental Employee Retirement
                              Plan.(9)

      10(x) Amended and Restated Partnership Agreement, dated as of July 23, 1999, among EGL Steel Inc., LTV-Walbridge, Inc. and MSC Walbridge Coatings Inc.(11)

      10(y) Amended and Restated Operating Agreement, dated as of July 23, 1999, by and between MSC Walbridge Coatings Inc. and Walbridge Coatings, an Illinois Partnership.(11)

      10(z) Coating Agreement, dated as of July 23, 1999, by and between LTV Steel Company, Inc. and Walbridge Coatings, an Illinois Partnership.(11)

      10(aa) Coating Agreement, dated as of July 23, 1999, by and between MSC Walbridge Coatings Inc. and Walbridge Coatings, an Illinois Partnership.(11)

     Exhibit
     Number                   Description of Exhibit
     ------                   ----------------------

      10(bb) Amended and Restated Coating Agreement, dated as of July 23, 1999, by and between Bethlehem Steel Corporation and Walbridge Coatings, an Illinois Partnership.(11)

      10(cc) Amended and Restated Parent Agreement, dated as of July 23, 1999, among Bethlehem Steel Corporation, The LTV Corporation, Material Sciences Corporation and MSC Pre Finish Metals Inc.(11)

      21                      Subsidiaries of the Registrant.

      23                      Consent of Arthur Andersen LLP.

      27                      Financial Data Schedule.(12)


(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.

(2) Incorporated by reference to the Registrant's Form 8-A filed on June 25, 1996 (File No. 1-8803).

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.

(5) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1997 (File No. 1-8803).

(6) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).

(7) Incorporated by reference to the Registrant's Form 8-K filed on December 30, 1997 (File No. 1-8803).

(8) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-8803).

(9) Incorporated by reference to the Registrant's Form 8-K filed on June 22, 1998 (File No. 1-8803).

(10) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).

(11) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1999 (File No. 1-8803).

(12) Appears only in the electronic filing of this report with the Securities and Exchange Commission.


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

                MATERIAL SCIENCES CORPORATION AND SUBSIDIARIES

                             Supplemental Schedule

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     WITH RESPECT TO SUPPLEMENTAL SCHEDULE
                          TO THE FINANCIAL STATEMENTS



To the Shareowners and Board of Directors of Material Sciences Corporation:

  We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Material Sciences Corporation 2000 Annual Report to Shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated April 19, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The supplemental financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                       /s/  ARTHUR ANDERSEN LLP

                                            ARTHUR ANDERSEN LLP


Chicago, Illinois
April 19, 2000

                                  SCHEDULE II


                MATERIAL SCIENCES CORPORATION AND SUBSIDIARIES


                       RESERVE FOR RECEIVABLE ALLOWANCES
                                (in thousands)

                                                             Additions
                                          ---------------------------------------------
                          Balance at      Charged to     Charged      Reclassifications     Deductions      Balance at
                          beginning       costs and      to other           and                from           end of
                           of year         expense       accounts       Acquisitions          reserve          year
                          ------------    -----------    ----------   -----------------     ------------    -----------
 Fiscal 1998
-------------

Receivable Allowances     $     2,271     $   11,980     $       -    $          1,354      $   (10,820)    $   4,785
                          ===========     ==========     =========    ================      ===========     =========

 Fiscal 1999
-------------

Receivable Allowances     $     4,785     $   10,622     $       -    $              -      $   (10,174)    $   5,233
                          ===========     ==========     =========    ================      ===========     =========

 Fiscal 2000
-------------

Receivable Allowances     $     5,233     $    8,179     $       -    $              -      $    (8,345)    $   5,067
                          ===========     ==========     =========    ================      ===========     =========



The activity in the Receivable Allowances account includes the Company's bad debt, claim and scrap allowance.