Form 10-Q
period 2000-05-31
MATERIAL SCIENCES CORP
filed 2000-07-14
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2000
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

As of July 12, 2000, there were outstanding 14,914,139 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For The Quarter Ended May 31, 2000



                        PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------

 (a) Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                               Three Months Ended
                                                                     May 31,
(In thousands, except per share data)                           2000        1999
----------------------------------------------------------    --------    --------
Net Sales (1)                                                 $125,774    $124,993
Cost of Sales                                                  101,821     100,757
                                                              --------    --------
Gross Profit                                                  $ 23,953    $ 24,236
Selling, General and Administrative Expenses                    17,414      14,647
                                                              --------    --------
Income from Operations                                        $  6,539    $  9,589
                                                              --------    --------
Other (Income) and Expense:
   Interest Expense, Net                                      $  2,270    $  2,417
   Equity in Results of Joint Ventures                               1         481
   Other, Net                                                       65          84
                                                              --------    --------
     Total Other Expense, Net                                 $  2,336    $  2,982
                                                              --------    --------
Income Before Income Taxes                                    $  4,203    $  6,607
Income Taxes                                                     1,555       2,445
                                                              --------    --------
Net Income                                                    $  2,648    $  4,162
                                                              ========    ========

Basic Net Income Per Share                                    $   0.18    $   0.27
                                                              ========    ========

Diluted Net Income Per Share                                  $   0.18    $   0.27
                                                              ========    ========

Weighted Average Number of Common Shares Outstanding
   Used for Basic Net Income Per Share                          14,596      15,244
Dilutive Common Stock Options                                      158         198
                                                              --------    --------
Weighted Average Number of Common Shares Outstanding
   Plus Dilutive Common Stock Options                           14,754      15,442
                                                              ========    ========

Outstanding Common Stock Options Having No Dilutive Effect       1,261       1,698
                                                              ========    ========


       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                    May 31,                February 29,
                                                                     2000                     2000
(In thousands)                                                     Unaudited                 Audited
--------------------------------------------                    -------------             -------------
Assets:
 Current Assets:
  Cash and Cash Equivalents                                      $      286                $    4,223
  Receivables:
   Trade, Less Reserves of $4,280 and $5,067,
    Respectively (2)                                                 58,108                    58,331
  Prepaid Expenses                                                    4,711                     2,418
  Inventories                                                        66,326                    60,251
  Prepaid Taxes                                                       4,209                     4,209
                                                                 ----------                ----------
   Total Current Assets                                          $  133,640                $  129,432
                                                                 ----------                ----------
 Property, Plant and Equipment                                   $  378,232                $  373,519
 Accumulated Depreciation and Amortization                         (159,230)                 (152,417)
                                                                 ----------                ----------
   Net Property, Plant and Equipment                             $  219,002                $  221,102
                                                                 ----------                ----------
 Other Assets:
  Investment in Joint Ventures                                   $   20,469                $   20,306
  Intangible Assets, Net                                             23,241                    23,980
  Other                                                               2,475                     2,475
                                                                 ----------                ----------
   Total Other Assets                                            $   46,185                $   46,761
                                                                 ----------                ----------
   Total Assets                                                  $  398,827                $  397,295
                                                                 ==========                ==========

Liabilities:
 Current Liabilities:
  Current Portion of Long-Term Debt                              $    9,845                $    2,688
  Accounts Payable                                                   54,002                    50,667
  Accrued Payroll Related Expenses                                    9,274                    18,023
  Accrued Expenses                                                    7,697                     9,429
                                                                 ----------                ----------
   Total Current Liabilities                                     $   80,818                $   80,807
                                                                 ----------                ----------
 Long-Term Liabilities:
  Deferred Income Taxes                                          $   21,954                $   21,486
  Long-Term Debt, Less Current Portion                              124,013                   120,896
  Accrued Superfund Liability                                         2,998                     3,014
  Other                                                              12,185                    12,693
                                                                 ----------                ----------
   Total Long-Term Liabilities                                   $  161,150                $  158,089
                                                                 ----------                ----------
Shareowners' Equity:
 Preferred Stock (3)                                             $        -                $        -
 Common Stock (4)                                                       352                       347
 Additional Paid-In Capital                                          60,429                    59,164
 Treasury Stock at Cost (5)                                         (27,360)                  (22,074)
 Retained Earnings                                                  124,193                   121,545
 Accumulated Other Comprehensive Loss (6)                              (755)                     (583)
                                                                 ----------                ----------
   Total Shareowners' Equity                                     $  156,859                $  158,399
                                                                 ----------                ----------
   Total Liabilities and Shareowners' Equity                     $  398,827                $  397,295
                                                                 ==========                ==========

       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                                       Three Months Ended
                                                                                            May 31,
(In thousands)                                                                          2000        1999
---------------------------------------------------------------------------------     --------    --------
Cash Flows From:
Operating Activities:
Net Income                                                                            $  2,648    $  4,162
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Depreciation and Amortization                                                        7,473       7,690
    Provision for Deferred Income Taxes                                                    468         721
    Compensatory Effect of Stock Plans                                                     691         177
    Other, Net                                                                             (11)        476
                                                                                      --------    --------
        Operating Cash Flow Prior to Changes in Assets and Liabilities                $ 11,269    $ 13,226
                                                                                      --------    --------
Changes in Assets and Liabilities:
    Receivables                                                                       $    223    $ (1,459)
    Income Taxes Receivable                                                                  -         968
    Prepaid Expenses                                                                    (2,293)     (1,465)
    Inventories                                                                         (6,075)         26
    Accounts Payable                                                                     3,335        (652)
    Accrued Expenses                                                                   (10,481)     (2,249)
    Other, Net                                                                            (593)        261
                                                                                      --------    --------
        Cash Flow from Changes in Assets and Liabilities                              $(15,884)   $ (4,570)
                                                                                      --------    --------
            Net Cash Provided by (Used in) Operating Activities                       $ (4,615)   $  8,656
                                                                                      --------    --------
Investing Activities:
Capital Expenditures, Net                                                             $ (4,703)   $ (3,973)
Investment in Joint Ventures                                                              (164)        (68)
Other                                                                                      (22)       (708)
                                                                                      --------    --------
            Net Cash Used in Investing Activities                                     $ (4,889)   $ (4,749)
                                                                                      --------    --------
Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                                         $ 10,400    $   (600)
Payments of Debt                                                                          (126)       (155)
Purchase of Treasury Stock                                                              (5,286)     (2,341)
Sale of Common Stock                                                                       579         791
                                                                                      --------    --------
            Net Cash Provided by (Used in) Financing Activities                       $  5,567    $ (2,305)
                                                                                      --------    --------
Net Increase (Decrease) in Cash                                                       $ (3,937)   $  1,602
Cash and Cash Equivalents at Beginning of Period                                         4,223       1,227
                                                                                      --------    --------
Cash and Cash Equivalents at End of Period                                            $    286    $  2,829
                                                                                      ========    ========

The Changes in Assets and Liabilities for the three months ended May 31, 1999, are net of assets and liabilities acquired.


       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION



The data for the three months ended May 31, 2000 and 1999 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods.
The financial information contained in this report should be read in conjunction with the Company's 2000 Annual Report to Shareowners and Annual Report on Form 10-K.

(1) During the three-month periods ending May 31, 2000 and 1999, the Company derived approximately 10.3% and 13.8%, respectively, of its sales from fees billed to Walbridge Coatings ("Partnership") by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $1,382 as of May 31, 2000 and $1,686 as of February 29, 2000. Trade receivables also include amounts due from Innovative Specialty Films, LLC, a joint venture with Bekaert Corporation, of $250 as of May 31, 2000 and $4 as of February 29, 2000.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 17,592,387 Shares Issued and 14,922,139 Shares Outstanding as of May 31, 2000 and 17,343,858 Shares Issued and 15,186,310 Shares Outstanding as of February 29, 2000.

(5) Treasury Stock at Cost; 2,670,248 Shares as of May 31, 2000 and 2,157,548 Shares as of February 29, 2000. On September 23, 1999, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 468,900 shares were purchased through February 29, 2000. During the first quarter of fiscal 2001, the Company purchased 512,700 shares at an average purchase price of $10.31 per share. As of July 12, 2000, the remaining 18,400 shares of this program were purchased at an average purchase price of $10.05 per share.

     On June 22, 2000, MSC's Board of Directors authorized a new program to repurchase up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. As of July 12, 2000, 66,500 shares were purchased under the new program at an average purchase price of $9.97 per share.

(6)  Comprehensive Income:

                                                                                 Three Months Ended
                                                                                      May 31,
                                                                              ------------------------
                                                                                2000            1999
                                                                              --------        --------
     Net Income                                                               $  2,648        $  4,162
     Other Comprehensive Income (Loss):
     Foreign Currency Translation Adjustments                                     (172)             79
                                                                              --------        --------
     Comprehensive Income                                                     $  2,476        $  4,241
                                                                              ========        ========

(7)  Business Segments:

     The Company reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. The Company's three segments are: Coated Products and Services, Engineered Materials and Specialty Films. Corporate represents unallocated general corporate expenses. Sales between segments are recorded at market rates, and the related intercompany profit is eliminated in consolidation. The net sales on a geographic basis are not material. Information concerning the Company's business segments in the first quarter of fiscal 2001 and 2000 was as follows:

                                                                                 Three Months Ended
                                                                                      May 31,
                                                                              ------------------------
                                                                                2000            1999
                                                                              --------        --------
     Net Sales
     ---------
     Coated Products and Services                                             $ 88,433        $ 94,118
     Engineered Materials                                                       21,432          19,107
     Specialty Films                                                            16,735          12,120
     Eliminations                                                                 (826)           (352)
                                                                              --------        --------
                                                                              $125,774        $124,993
                                                                              ========        ========

     Income from Operations
     ----------------------
     Coated Products and Services                                             $  3,920        $  7,067
     Engineered Materials                                                        2,905           2,971
     Specialty Films                                                             2,755           2,014
     Corporate and Eliminations                                                 (3,041)         (2,463)
                                                                              --------        --------
                                                                              $  6,539        $  9,589
                                                                              ========        ========

(8) As previously reported, on April 9, 1997, a plaintiff claiming to represent a class of MSC shareowners, who allegedly suffered injury from the accounting irregularities announced on April 7, 1997, filed a complaint in the United States District Court for the Northern District of Illinois.
     The class purportedly includes shareowners who purchased MSC shares between April 18, 1996 and April 7, 1997. The plaintiff claims that the Company and certain of its current and former officers violated the federal securities laws and were aware of, or recklessly disregarded, material misstatements that were made in MSC's publicly filed financial reports.

     On May 26, 2000, the parties executed a settlement agreement. The Court entered an order preliminarily approving the agreement on May 31, 2000. At the same time, the Court ordered that the class be advised of the proposed settlement and directed that class members be afforded an opportunity to present any objections at a fairness hearing set for August 1, 2000. The costs of the preliminarily approved settlement and related legal fees are expected to be covered under the Company's insurance policies, net of retention (expensed in fiscal 1998).

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For The Quarter Ended May 31, 2000


                        PART I.  FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS

Net sales in the first quarter of fiscal 2001 increased 0.6% to $125,774 from $124,993 in the same period last fiscal year. Higher sales of Engineered Materials and Specialty Films were offset by a decrease in sales of Coated Products and Services due to shortfalls at the electrogalvanizing and hot-dip galvanizing operations. MSC's first quarter gross profit margin for fiscal 2001 was 19.0% as compared with 19.4% in the prior year. The decline in gross profit margin was mainly due to lower sales volume at both galvanizing operations. Selling, general and administrative ("SG&A") expenses were 13.8% of net sales in the first quarter of fiscal 2001 versus 11.7% in the same period last year. The increase in SG&A percentage was mainly due to increased spending at Engineered Materials and Specialty Films in research and development and sales and marketing, offset slightly by a reduction in variable compensation expense. For the first quarter of fiscal 2001, income from operations decreased 31.8% to $6,539 as compared with $9,589 last fiscal year.

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

Coated Products and Services

Net sales of Coated Products and Services during the first quarter of fiscal 2001 decreased 6.0% to $88,433 from $94,118 in the same quarter last year. The decrease was primarily due to lower sales volume at the galvanizing operations. A significant decline in demand for three of General Motors' J car vehicles (i.e. Saturn, Cavalier and Sunfire) reduced electrogalvanizing shipments at Walbridge Coatings, while lower demand in the building and construction market on the West Coast and customer inventory adjustments reduced shipments at the hot-dip galvanizing operation. Income from operations for Coated Products and Services decreased to $3,920, a 44.5% reduction from $7,067 in the prior year. Lower volume at both galvanizing operations, along with higher steel costs at the hot-dip galvanizing operation, contributed to the shortfall in income from operations. At the hot-dip galvanizing operation, higher steel costs than can be recovered through price increases to customers is expected to negatively affect the second quarter, while the electrogalvanizing operation is expected to improve due to increases in demand.

On July 23, 1999, a subsidiary of Bethlehem Steel Corporation ("BSC") sold a portion of its ownership interest in Walbridge Coatings ("Partnership") to a subsidiary of the LTV Corporation ("LTV"). LTV purchased a 16.5% equity interest in the Partnership from BSC, providing LTV access to 33.0% of the facility's available line time. Over the longer term, this change in ownership will provide MSC with a more diversified customer base and improve the likelihood of higher facility utilization. In conjunction with the sale, the Partnership term was extended from December 31, 2001 to December 31, 2004. The Partnership agreements also were restructured to provide for a decrease in pricing to BSC and LTV in exchange for various "make whole" opportunities for MSC related to third party sales and a portion of line time rights allocated to the Company in calendar 2000 and 2001. The Partnership also maintained its long-term toll processing agreement with ISPAT Inland Inc. (a former partner) which expires on December 31, 2001.

Engineered Materials

During the first quarter of fiscal 2001, sales of Engineered Materials increased 12.2% to $21,432 as compared with $19,107 last fiscal year due to higher shipments of Quiet Steel(R) to the automotive and computer equipment markets. Income from operations for the first quarter was $2,905, flat with fiscal 2000 mainly due to higher sales volume offset by increased spending in sales and marketing and research and development to support new product and marketing efforts in the U.S. and off-shore.

Specialty Films

Sales of Specialty Films for the first quarter of fiscal 2001 increased 38.1% to $16,735 as compared with $12,120 in the same period last year. Higher shipments of window film to both domestic and international markets, along with increased sales of coating and laminating products, contributed to the growth. Income from operations for Specialty Films for the first three months of fiscal 2001 was $2,755, a 36.8% increase from $2,014 last year. The increase was mainly due to higher sales volume, offset slightly by an increase in research and development and sales and marketing spending.

Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net was expense of $2,336 in the first quarter of fiscal 2001 as compared with $2,982 of expense for the first three months of fiscal 2000. Interest expense decreased $211 due to lower debt levels, offset slightly by an increase in variable interest rates. In addition, Equity in Results of Joint Ventures was a loss of $1 for the first quarter of this fiscal year as compared with a loss of $481 last year. The improvement in Equity in Results of Joint Ventures was due to the Company's portion of the increase in income from Innovative Specialty Films, LLC ("ISF"), the joint venture with Bekaert Corporation. MSC's effective income tax rate was 37.0% in the first quarter of fiscal 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 2001, MSC utilized $4,615 of cash from operating activities as compared with generating $8,656 in the first quarter last year. The decrease in cash generation is due mainly to increases in working capital as a result of higher inventory levels at the hot-dip galvanizing operation due to the uncertainty of raw material availability and long-term pricing as a result of the recent steel trade cases; the timing of the Company's semi-annual interest payments on long-term debt; higher variable compensation payments in fiscal 2001 versus fiscal 2000; as well as lower net income as compared with last year's first quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $13,946 for the first quarter of fiscal 2001 as compared with $16,714 for the same quarter last year. MSC's capital expenditures during the first quarter of fiscal 2001 were $4,703 as compared with $3,973 in the same period last fiscal year.

As of May 31, 2000, MSC's total debt increased to $133,858 from $123,584 as of February 29, 2000. As of May 31, 2000, the Company maintains a committed line of credit totaling $90,000. There was $15,000 outstanding under this line of credit as of May 31, 2000, versus no amount outstanding as of February 29, 2000. The Company has executed letters of credit totaling $5,072 against these lines, leaving available lines of credit of $69,928 as of May 31, 2000. The Company also maintains a $10,000 uncommitted line of credit. There was $2,600 outstanding under this line of credit as of May 31, 2000 as compared with $7,200 as of fiscal year end. The Company believes that its cash flow from operations, together with available financing and cash on hand will be sufficient to fund its working capital needs, capital expenditures, acquisitions, stock repurchase program and debt payments.

On September 23, 1999, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 468,900 shares were purchased through February 29, 2000. During the first quarter of fiscal 2001, the Company purchased 512,700 shares at an average purchase price of $10.31 per share. As of July 12, 2000, the remaining 18,400 shares of this program were purchased at an average purchase price of $10.05 per share.

On June 22, 2000, MSC's Board of Directors authorized a new program to repurchase up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. As of July 12, 2000, 66,500 shares were purchased under the new program at an average purchase price of $9.97 per share.

The Company has a capital lease obligation, which was $1,847 as of May 31, 2000 and $1,968 as of February 29, 2000, relating to a facility the Company subleases to the Partnership. In addition, the Company is contingently responsible for 50% of ISF's financing requirements. As of May 31, 2000, ISF's debt was $238 as compared with $183 as of February 29, 2000.

As previously reported, on April 9, 1997, a plaintiff claiming to represent a class of MSC shareowners, who allegedly suffered injury from the accounting irregularities announced on April 7, 1997, filed a complaint in the United States District Court for the Northern District of Illinois. The class purportedly includes shareowners who purchased MSC shares between April 18, 1996 and April 7, 1997. The plaintiff claims that the Company and certain of its current and former officers violated the federal securities laws and were aware of, or recklessly disregarded, material misstatements that were made in MSC's publicly filed financial reports.

On May 26, 2000, the parties executed a settlement agreement. The Court entered an order preliminarily approving the agreement on May 31, 2000. At the same time, the Court ordered that the class be advised of the proposed settlement and directed that class members be afforded an opportunity to present any objections at a fairness hearing set for August 1, 2000. The costs of the preliminarily approved settlement and related legal fees are expected to be covered under the Company's insurance policies, net of retention (expensed in fiscal 1998).

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Form 10-K for the fiscal year ended February 29, 2000.

Forward-looking statements contained in this filing are qualified by the cautionary language described in Part II, Item 7 of the Company's 2000 Annual Report on Form 10-K, filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended May 31, 2000



                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a) 27               Financial Data Schedule

  (b)                  Reports on Form 8-K
                       -------------------

                       No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 12th day of July, 2000.



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