Form 10-Q
period 2000-08-31
MATERIAL SCIENCES CORP
filed 2000-10-13
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2000
                         Commission File Number 1-8803


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

Yes  X   No__________
    ---

As of October 11, 2000, there were outstanding 14,326,650 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For The Quarter Ended August 31, 2000



                        PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------

 (a)  Financial statements of Material Sciences Corporation and Subsidiaries

                 Consolidated Statements of Income (Unaudited)
                Material Sciences Corporation and Subsidiaries



                                                                    Three Months Ended                 Six Months Ended
                                                                        August 31,                         August 31,
(In thousands, except per share data)                             2000             1999               2000           1999
-------------------------------------------------------        ----------       ----------         ----------     ----------

Net Sales (1)                                                  $  129,081       $  132,466         $  254,855     $  257,459
Cost of Sales                                                     106,844          105,681            208,665        206,438
                                                               ----------       ----------         ----------     ----------
Gross Profit                                                   $   22,237       $   26,785         $   46,190     $   51,021
Selling, General and Administrative Expenses                       17,074           16,890             34,488         31,537
                                                               ----------       ----------         ----------     ----------
Income from Operations                                         $    5,163       $    9,895         $   11,702     $   19,484
                                                               ----------       ----------         ----------     ----------
Other (Income) and Expense:
   Interest Expense, Net                                       $    2,446       $    2,377         $    4,716     $    4,794
   Equity in Results of Joint Ventures                                137              624                138          1,105
   Other, Net                                                         (26)              59                 39            143
                                                               ----------       ----------         ----------     ----------
     Total Other Expense, Net                                  $    2,557       $    3,060         $    4,893     $    6,042
                                                               ----------       ----------         ----------     ----------
Income Before Income Taxes                                     $    2,606       $    6,835         $    6,809     $   13,442
Income Taxes                                                          964            2,529              2,519          4,974
                                                               ----------       ----------         ----------     ----------
Net Income                                                     $    1,642       $    4,306         $    4,290     $    8,468
                                                               ==========       ==========         ==========     ==========

Basic Net Income Per Share                                     $     0.12       $     0.28         $     0.30     $     0.56
                                                               ==========       ==========         ==========     ==========

Diluted Net Income Per Share                                   $     0.12       $     0.28         $     0.30     $     0.55
                                                               ==========       ==========         ==========     ==========

Weighted Average Number of Common Shares Outstanding
   Used for Basic Net Income Per Share                             14,040           15,124             14,328         15,188
Dilutive Common Stock Options                                         145              285                172            224
                                                               ----------       ----------         ----------     ----------
Weighted Average Number of Common Shares Outstanding
   Plus Dilutive Common Stock Options                              14,185           15,409             14,500         15,412
                                                               ==========       ==========         ==========     ==========

Outstanding Common Stock Options Having No Dilutive Effect          1,273            1,263              1,254          1,309
                                                               ==========       ==========         ==========     ==========

       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries


                                                                         August 31,           February 29,
                                                                            2000                 2000
(In thousands)                                                           Unaudited              Audited
-----------------------------------------------------------------        ----------           ------------

Assets:
  Current Assets:
    Cash and Cash Equivalents                                            $        -             $   4,223
    Receivables:
      Trade, Less Reserves of $4,700 and $5,067, Respectively (2)            62,031                58,331
      Income Taxes                                                              530                     -
    Prepaid Expenses                                                          4,722                 2,418
    Inventories                                                              75,122                60,251
    Prepaid Taxes                                                             4,209                 4,209
                                                                         ----------             ---------
      Total Current Assets                                               $  146,614             $ 129,432
                                                                         ----------             ---------

  Property, Plant and Equipment                                          $  380,707             $ 373,519
  Accumulated Depreciation and Amortization                                (165,900)             (152,417)
                                                                         ----------             ---------
      Net Property, Plant and Equipment                                  $  214,807             $ 221,102
                                                                         ----------             ---------

  Other Assets:
    Investment in Joint Ventures                                         $   22,144             $  20,306
    Intangible Assets, Net                                                   22,870                23,980
    Other                                                                     2,313                 2,475
                                                                         ----------             ---------
      Total Other Assets                                                 $   47,327             $  46,761
                                                                         ----------             ---------
      Total Assets                                                       $  408,748             $ 397,295
                                                                         ==========             =========

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                    $    9,859             $   2,688
    Accounts Payable                                                         60,172                50,667
    Accrued Expenses                                                         20,081                27,452
                                                                         ----------             ---------
      Total Current Liabilities                                          $   90,112             $  80,807
                                                                         ----------             ---------

  Long-Term Liabilities:
    Deferred Income Taxes                                                $   21,701             $  21,486
    Long-Term Debt, Less Current Portion                                    129,472               120,896
    Accrued Superfund Liability                                               2,983                 3,014
    Other                                                                    12,073                12,693
                                                                         ----------             ---------
      Total Long-Term Liabilities                                        $  166,229             $ 158,089
                                                                         ----------             ---------

Shareowners' Equity:
  Preferred Stock (3)                                                    $        -             $       -
  Common Stock (4)                                                              352                   347
  Additional Paid-In Capital                                                 61,106                59,164
  Treasury Stock at Cost (5)                                                (34,090)              (22,074)
  Retained Earnings                                                         125,835               121,545
  Accumulated Other Comprehensive Loss (6)                                     (796)                 (583)
                                                                         ----------             ---------
      Total Shareowners' Equity                                          $  152,407             $ 158,399
                                                                         ----------             ---------
      Total Liabilities and Shareowners' Equity                          $  408,748             $ 397,295
                                                                         ==========             =========

       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                                 Three Months Ended            Six Months Ended
                                                                                      August 31,                   August 31,
(In thousands)                                                                   2000            1999          2000          1999
----------------------------------------------------------------------         ---------       --------      --------      --------

Cash Flows From:
Operating Activities:
Net Income                                                                     $   1,642       $  4,306      $  4,290      $  8,468
Adjustments to Reconcile Net Income to Net Cash Provided
    by Operating Activities:
    Depreciation and Amortization                                                  7,746          7,675        15,219        15,365
    Provision (Benefit) for Deferred Income Taxes                                   (253)           700           215         1,421
    Compensatory Effect of Stock Plans                                               677          1,180         1,368         1,357
    Other, Net                                                                        47            631            36         1,107
                                                                               ---------       --------      --------      --------
        Operating Cash Flow Prior to Changes in Assets and Liabilities         $   9,859       $ 14,492      $ 21,128      $ 27,718
                                                                               ---------       --------      --------      --------

Changes in Assets and Liabilities:
    Receivables                                                                $  (3,923)      $ (1,946)     $ (3,700)     $ (3,405)
    Income Taxes Receivable                                                         (530)             -          (530)          968
    Prepaid Expenses                                                                 (11)           169        (2,304)       (1,296)
    Inventories                                                                   (8,796)        (3,402)      (14,871)       (3,376)
    Accounts Payable                                                               6,170          7,163         9,505         6,511
    Accrued Expenses                                                               3,110            861        (7,371)       (1,388)
    Other, Net                                                                      (216)           165          (809)          426
                                                                               ---------       --------      --------      --------
        Cash Flow from Changes in Assets and Liabilities                       $  (4,196)      $  3,010      $(20,080)     $ (1,560)
                                                                               ---------       --------      --------      --------
            Net Cash Provided by Operating Activities                          $   5,663       $ 17,502      $  1,048      $ 26,158
                                                                               ---------       --------      --------      --------

Investing Activities:
Capital Expenditures, Net                                                      $  (2,741)      $ (3,901)     $ (7,444)     $ (7,874)
Investment in Joint Ventures                                                      (1,812)           (34)       (1,976)         (102)
Other                                                                               (139)           (38)         (161)         (746)
                                                                               ---------       --------      --------      --------
            Net Cash Used in Investing Activities                              $  (4,692)      $ (3,973)     $ (9,581)     $ (8,722)
                                                                               ---------       --------      --------      --------

Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                                  $   5,900       $(11,000)     $ 16,300      $(11,600)
Payments of Debt                                                                    (427)          (413)         (553)         (568)
Purchase of Treasury Stock                                                        (6,730)        (3,229)      (12,016)       (5,570)
Sale of Common Stock                                                                   -            248           579         1,039
                                                                               ---------       --------      --------      --------
            Net Cash Provided by (Used in) Financing Activities                $  (1,257)      $(14,394)     $  4,310      $(16,699)
                                                                               ---------       --------      --------      --------

Net Increase (Decrease) in Cash                                                $    (286)      $   (865)     $ (4,223)     $    737
Cash and Cash Equivalents at Beginning of Period                                     286          2,829         4,223         1,227
                                                                               ---------       --------      --------      --------
Cash and Cash Equivalents at End of Period                                     $       -       $  1,964      $      -      $  1,964
                                                                               =========       ========      ========      ========


The Changes in Assets and Liabilities for the six months ended August 31, 1999, are net of assets and liabilities acquired.

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION

The data for the three and six months ended August 31, 2000 and 1999 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 2000 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation.

(1) During the six months ended August 31, 2000 and 1999, the Company derived approximately 11.0% and 12.8%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $2,836 as of August 31, 2000 and $1,686 as of February 29, 2000. Trade receivables also include amounts due from Innovative Specialty Films, LLC, a joint venture with Bekaert Corporation, of $394 as of August 31, 2000 and $4 as of February 29, 2000.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 17,590,287 Shares Issued and 14,273,951 Shares Outstanding as of August 31, 2000 and 17,343,858 Shares Issued and 15,186,310 Shares Outstanding as of
     February 29, 2000.

(5) Treasury Stock at Cost; 3,316,336 Shares as of August 31, 2000 and 2,157,548 Shares as of February 29, 2000. On September 23, 1999, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 468,900 shares were purchased through February 29, 2000. During the first quarter of fiscal 2001, the Company purchased 512,700 shares at an average purchase price of $10.31 per share. The remaining 18,400 shares of this program were purchased during the second quarter of fiscal 2001 at an average purchase price of $10.05 per share.

     On June 22, 2000, the Company's Board of Directors authorized a new program to repurchase up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. As of October 11, 2000, 651,088 shares have been repurchased at an average purchase price of $10.45 per share under this new authorization.

(6)  Comprehensive Income:


                                       Three Months Ended       Six Months Ended
                                       ------------------       ----------------
                                           August 31,               August 31,
                                           ----------               ----------
                                        2000        1999         2000     1999
                                       ------      ------       ------   ------
Net Income                             $1,642      $4,306       $4,290   $8,468
Other Comprehensive Income:
     Foreign Currency Translation
     Adjustments                          (41)         (4)        (213)      75
                                       ------      ------       ------   ------
Comprehensive Income                   $1,601      $4,302       $4,077   $8,543
                                       ======      ======       ======   ======


(7)  Business Segments:

     The Company reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. Management is exploring strategic alternatives for its hot-dip galvanizing operation ("Pinole Point Steel"), formerly included in the Coated Products and Services segment, and therefore is disclosing Pinole Point Steel as a separate segment. The Coated Products and Services segment now includes the coil coating and electrogalvanizing product groups. The Company's four segments are: Coated Products and Services, Pinole Point Steel, Engineered Materials and Specialty Films. Corporate represents unallocated general corporate expenses. Sales between segments are recorded at market rates, and the related intercompany profit is eliminated in consolidation. The net sales on a geographic basis are not material. Information concerning the Company's business segments in the second quarter and first six months of fiscal 2001 and 2000 was as follows:


                                     Three Months Ended      Six Months Ended
                                     ------------------      ----------------
                                         August 31,              August 31,
                                         ----------              ----------
                                      2000        1999        2000       1999
                                     ------      ------      ------     ------
Net Sales
--------------------------------
  Coated Products and Services       $ 50,351   $ 49,822    $ 98,471   $100,381
  Pinole Point Steel                   39,194     48,078      79,507     91,637
  Engineered Materials                 23,888     20,422      45,320     39,529
  Specialty Films                      17,175     14,941      33,910     27,061
  Eliminations                         (1,527)      (797)     (2,353)    (1,149)
                                     --------   --------    --------   --------
                                     $129,081   $132,466    $254,855   $257,459
                                     ========   ========    ========   ========

Income (Loss) Before Income Taxes
---------------------------------
  Coated Products and Services       $  4,474   $  3,936    $  8,113   $ 10,192
  Pinole Point Steel                   (2,543)     3,114      (2,549)     3,593
  Engineered Materials                  2,955      3,006       5,860      5,977
  Specialty Films                       2,964      2,227       6,024      4,101
  Corporate and Eliminations           (5,244)    (5,448)    (10,639)   (10,421)
                                     --------   --------    --------   --------
                                     $  2,606   $  6,835    $  6,809   $ 13,442
                                     ========   ========    ========   ========

(8) As previously reported, on April 9, 1997, a plaintiff claiming to represent a class of MSC shareowners, who allegedly suffered injury from the accounting irregularities announced on April 7, 1997, filed a complaint in the United States District Court for the Northern District of Illinois. The class purportedly includes shareowners who purchased MSC shares between April 18, 1996 and April 7, 1997. The plaintiff claimed that the Company and certain of its current and former officers violated the federal securities laws and were aware of, or recklessly disregarded, material misstatements that were made in MSC's publicly filed financial reports.

     On May 26, 2000, the parties executed a settlement agreement. The Court entered an order preliminarily approving the agreement on May 31, 2000 and ordered that the class be advised of the proposed settlement. On August 1, 2000, the class members were afforded the opportunity to present any objections at a fairness hearing, at which time the settlement was approved with no objections, and the case was dismissed. The costs of the settlement and related legal fees are expected to be covered under the Company's insurance policies, net of retention (expensed in fiscal 1998).

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                     For The Quarter Ended August 31, 2000


                        PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS
---------------------

Net sales in the second quarter of fiscal 2001 were $129,081, a 2.6% decrease from $132,466 in the prior year's second quarter. For the first six months of fiscal 2001, net sales were $254,855 as compared with $257,459 last year, a 1.0% decrease. Gross profit margin for the second quarter was 17.2% as compared with 20.2% in the same quarter last year. For the year-to-date period, gross profit margin was 18.1% in fiscal 2001 versus 19.8% in fiscal 2000. The decrease in gross profit margin was mainly due to continued higher steel costs at Pinole Point Steel than could be recovered through price increases to customers, lower sales volume at Pinole Point Steel, as well as an increase in utility costs for all segments. Selling, general and administrative ("SG&A") expenses were 13.2% and 13.5% of net sales in the second quarter and first six months of fiscal 2001, respectively, as compared with 12.8% and 12.2% of net sales in the same periods last year, respectively. The increase in SG&A percentage was due mainly to planned higher research and development and marketing spending to support new product and market initiatives for the Engineered Materials and Specialty Films segments. SG&A expenses for the second quarter of fiscal 2000 included a pro rata portion of compensation expense totaling approximately $1,300 associated with the Company's 1998 Long-Term Incentive/Leverage Stock Awards Program. During the second quarter of fiscal 2001, income before income taxes decreased 61.9% to $2,606 as compared with $6,835 last fiscal year. For the six months ended August 31, 2000, income before income taxes decreased 49.3% to $6,809 from $13,442 in the prior year period.

Management is currently exploring strategic alternatives for its hot-dip galvanizing operation ("Pinole Point Steel"), formerly included in the Coated Products and Services segment, and therefore is disclosing Pinole Point Steel as a separate segment. The Company's four principal business segments are Coated Products and Services, Pinole Point Steel, Engineered Materials and Specialty Films. The Coated Products and Services segment includes the coil coating and electrogalvanizing product groups. This segment provides galvanized and prepainted products and services primarily to the building and construction, automotive and appliance markets. The Pinole Point Steel segment includes the hot-dip galvanizing product group. This segment provides galvanized and prepainted product primarily to the building and construction market. The Engineered Materials segment includes the laminates and composites product group. This segment combines layers of metal and other materials designed to meet specific customer requirements for the automotive, lighting, appliance and computer disk drive markets. The Specialty Films segment provides solar control and safety window film, as well as industrial films used in a variety of products.

Coated Products and Services

Coated Products and Services' second quarter net sales increased 1.1% to $50,351 from $49,822 in the same quarter last year. Net sales for Coated Products and Services in the first half of fiscal 2001 decreased to $98,471, a 1.9% decrease from $100,381 last fiscal year. Both periods were affected by a decrease in electrogalvanizing demand for the automotive market. For the second quarter, income before income taxes for Coated Products and Services grew to $4,474, a 13.7% increase from $3,936 in the prior year. Higher coil coating sales and an improved product mix at the electrogalvanizing operation were the primary contributors to the increase, offset slightly by higher utility costs. For the six months ended August 31, 2000, income before income taxes decreased 20.4% to $8,113 as compared with $10,192 for the same period last fiscal year. The decrease is due mainly to lower sales and higher utility costs. The lower demand for electrogalvanized material for the automotive market is expected to continue into the third quarter of this fiscal year.

On July 23, 1999, a subsidiary of Bethlehem Steel Corporation ("BSC") sold a portion of its ownership interest in Walbridge Coatings ("Partnership") to a subsidiary of the LTV Corporation ("LTV"). LTV purchased a 16.5% equity interest in the Partnership from BSC, providing LTV access to 33.0% of the facility's available line time. This change in ownership will provide MSC with a more diversified customer base, as well as improve the likelihood of higher facility utilization. In conjunction with the sale, the Partnership term was extended from December 31, 2001 to December 31, 2004. The Company maintained its 50% ownership interest in the Partnership. The Partnership also maintained its long-term toll processing agreement with ISPAT Inland Inc. (a former partner) which expires on December 31, 2001.

Pinole Point Steel

Net sales for Pinole Point Steel decreased in the second quarter to $39,194, 18.5% lower than $48,078 in the same quarter last year. For the six-month period ended August 31, 2000, net sales decreased 13.2% to $79,507 from $91,637 in the same period last year. Income (loss) before income taxes for the second quarter declined to a loss of $2,543 versus income of $3,114 in the same quarter last year, a 181.7% decrease. For the first six months of the fiscal year, income
(loss) before income taxes decreased 170.9% to a loss of $2,549 versus income of $3,593 for the same period last year. The decrease in sales for both periods is due mainly to lower demand in the West Coast building and construction market. Lower shipments of galvanized material and higher material costs than could be recovered through price increases to customers were the main contributors to the lower income before income taxes. The reduced margin between the cost of steel and the price to customers is expected to have a negative impact on the remainder of fiscal 2001.

Engineered Materials

Sales of Engineered Materials increased 17.0% to $23,888 for the second quarter of fiscal 2001 as compared with $20,422 in the same quarter last fiscal year. For the year-to-date period, Engineered Materials' net sales grew to $45,320, a 14.7% increase from $39,529 the same period last year. Higher shipments of Quiet Steel(R) to the automotive and computer disk drive markets were the main contributors to the growth. Income before income taxes was $2,955 for the second quarter versus $3,006 in the second quarter of last year, a 1.7% decrease. Income before income taxes declined 2.0% for the first six months of fiscal 2001 to $5,860 as compared with $5,977 for the same period last year. The decline was due to planned higher research and development and marketing spending for new product and market initiatives, both domestically and internationally.

During August 2000, a subsidiary of the Company signed a memorandum of understanding with Tekno S.A., the leading coil coater in Brazil, to retrofit their existing line with laminating technology for the purpose of manufacturing constrained layer composites. This line, when installed, will produce Quiet Steel(R) and disc brake noise damper material for sale and distribution to the South American market.

During September 2000, a subsidiary of the Company signed a letter of intent to acquire a European brake damper distributor and stamper. The transaction is expected to close in early 2001, subject to completion of due diligence. The transaction has been structured as an earnout with an initial payment of $6,732 or 15 million DEM at closing. The Company has entered into a forward contract for 15 million DEM to be executed on January 26, 2001.

Specialty Films

Second quarter net sales of Specialty Films materials increased 15.0% to $17,175 in fiscal 2001 as compared with $14,941 in the same quarter last year. Sales for the six months ended August 31, 2000 increased 25.3% to $33,910 as compared with $27,061 in the prior fiscal year. Higher shipments of solar control window film in the U.S. and coating and laminating material contributed to the increase. Income before income taxes for the second quarter increased 33.1% to $2,964 as compared with $2,227 last year. For the first six months of fiscal 2001, income before income taxes was $6,024, a 46.9% increase from $4,101 for the same period last fiscal year. For both periods, the increase was due to higher sales volume and improved performance at Innovative Specialty Films, LLC ("ISF"), the joint venture with Bekaert Corporation, offset slightly by increased spending in research and development and marketing.

Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net was expense of $2,557 in the second quarter of fiscal 2001 as compared with $3,060 of expense for the second quarter of fiscal 2000. For the year-to-date period, total other (income) and expense, net was expense of $4,893 in fiscal 2001 as compared with $6,042 last year. Interest expense, net was relatively flat for both periods. In addition, Equity in Results of Joint Ventures was expense of $137 and $138 for the second quarter and first half of fiscal 2001, respectively, and expense of $624 and $1,105 for the same periods last year, respectively. The change is due to improved performance at ISF for both periods. MSC's effective income tax rate was 37.0% in the second quarter and first six months of fiscal 2001 and fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the second quarter of fiscal 2001, MSC generated $5,663 of cash from operating activities as compared with $17,502 in the second quarter last year. The decrease in cash generation is due mainly to higher inventory and accounts receivable levels and lower net income, partially offset by an increase in accrued expenses. For the six months ended August 31, 2000, MSC generated $1,048 of cash from operating activities as compared with $26,158 in the same period last year. The decrease in cash generation is due mainly to higher inventory levels, a decrease in accrued expenses and lower net income. Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $12,798 and $26,744 for the second quarter and first half of fiscal 2001, respectively, as compared with $16,887 and $33,601 for the same periods last year, respectively. MSC's capital expenditures during the second quarter and first six months of fiscal 2001 were $2,741 and $7,444, respectively, as compared with $3,901 and $7,874 in the same periods last fiscal year.

MSC's total debt increased as of August 31, 2000, to $139,331 from $123,584 as of February 29, 2000. As of August 31, 2000, the Company maintains a committed line of credit totaling $90,000. There was $17,000 outstanding under this line of credit as of August 31, 2000, versus no amount outstanding as of February 29, 2000. The Company has executed letters of credit totaling $4,903 against these lines, leaving available lines of credit of $68,097 as of August 31, 2000. The Company also maintains a $10,000 uncommitted line of credit. There was $6,500 outstanding under this line of credit as of August 31, 2000 as compared with $7,200 as of fiscal year end. The Company believes that its cash flow from operations, together with available financing and cash on hand, will be sufficient to fund its working capital needs, capital expenditures, acquisitions, stock repurchase program and debt payments.

On September 23, 1999, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 468,900 shares were purchased through February 29, 2000. During the first quarter of fiscal 2001, the Company purchased 512,700 shares at an average purchase price of $10.31 per share. The remaining 18,400 shares of this program were purchased during the second quarter of fiscal 2001 at an average purchase price of $10.05 per share.

On June 22, 2000, MSC's Board of Directors authorized a new program to repurchase up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. As of October 11, 2000, 651,088 shares were purchased under the new program at an average purchase price of $10.45 per share.

The Company has a capital lease obligation, which was $1,724 as of August 31, 2000, relating to a facility that the Company subleases to the Partnership. In addition, the Company is contingently responsible for 50% of ISF's financing requirements. As of August 31, 2000, ISF's debt was zero as compared with $183 as of February 29, 2000.

As previously reported, on April 9, 1997, a plaintiff claiming to represent a class of MSC shareowners, who allegedly suffered injury from the accounting irregularities announced on April 7, 1997, filed a complaint in the United States District Court for the Northern District of Illinois. The class purportedly includes shareowners who purchased MSC shares between April 18, 1996 and April 7, 1997. The plaintiff claimed that the Company and certain of its current and former officers violated the federal securities laws and were aware of, or recklessly disregarded, material misstatements that were made in MSC's publicly filed financial reports.

On May 26, 2000, the parties executed a settlement agreement. The Court entered an order preliminarily approving the agreement on May 31, 2000 and ordered that the class be advised of the proposed settlement. On August 1, 2000, the class members were afforded the opportunity to present any objections at a fairness hearing, at which time the settlement was approved with no objections, and the case was dismissed. The costs of the settlement and related legal fees are expected to be covered under the Company's insurance policies, net of retention (expensed in fiscal 1998).

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

                     For the Quarter Ended August 31, 2000



                          PART II.  OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     On June 22, 2000, the Company held its Annual Meeting of Shareowners.

     Michael J. Callahan, Dr. Eugene W. Emmerich, G. Robert Evans, E. F. Heizer, Jr., Dr. Ronald A. Mitsch, Gerald G. Nadig, Dr. Mary P. Quin and Howard B. Witt, being eight nominees named in the Company's Proxy Statement, dated May 15, 2000, were elected at the Annual Meeting to serve as the Board of Directors by a majority vote of shareowners. The details of the vote were as follows:


       Name                     For               Withheld Authority
       ----                     ---               ------------------

Michael J. Callahan          12,491,017               1,214,831
Dr. Eugene W. Emmerich       12,018,852               1,686,996
G. Robert Evans              12,473,391               1,232,457
E. F. Heizer, Jr.            12,017,155               1,688,693
Dr. Ronald A. Mitsch         12,487,041               1,218,807
Gerald G. Nadig              12,490,837               1,215,011
Dr. Mary P. Quin             12,486,832               1,219,016
Howard B. Witt               12,492,410               1,213,438


     Approved by a majority vote of shareowners was the proposal to amend the 1992 Omnibus Stock Awards Plan for Key Employees to increase the number of shares of common stock issuable thereunder by 425,000 shares. The Plan provides incentives to the key employees of the Company through rewards linked to performance of the Company's common stock. The details of the vote were as follows:

               For                Against                Abstain
               ---                -------                -------

            9,844,977            3,818,319               42,552

     Approved by a majority vote of shareowners was the proposal to replace the existing 1996 Option Plan for Non-Employee Directors, which expires February 28, 2001, with the 2001 Compensation Plan for Non-Employee Directors. The Plan provides incentives to members of the Board of Directors who are not officers nor employees of the Company through compensation and other awards. The details of the vote were as follows:


               For                Against                Abstain
               ---                -------                -------
           10,596,377            3,056,780               52,691



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)27     Financial Data Schedule

  (b)       Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 11th day of October, 2000.



                                           MATERIAL SCIENCES CORPORATION


                                           By:  /s/ Gerald G. Nadig
                                                ----------------------------
                                                   Gerald G. Nadig
                                                   Chairman, President
                                                   and Chief Executive Officer



                                           By:  /s/ James J. Waclawik, Sr.
                                                ----------------------------
                                                   James J. Waclawik, Sr.
                                                   Vice President,
                                                   Chief Financial Officer
                                                   and Secretary

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