Form 10-Q
period 2000-11-30
MATERIAL SCIENCES CORP
filed 2001-01-12
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2000
                         Commission File Number 1-8803


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

Yes      X          No______________
   ---------------

As of January 11, 2001, there were outstanding 14,285,650 shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For The Quarter Ended November 30, 2000


                        PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------

 (a)   Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                              Three Months Ended        Nine Months Ended
                                                                 November 30,              November 30,
(In thousands, except per share data)                         2000          1999        2000         1999
---------------------------------------------------------  -----------    ---------   ---------   ---------
Net Sales (1)                                                $ 120,117    $ 125,441   $ 374,972   $ 382,900
Cost of Sales                                                  102,035       99,671     310,700     306,109
                                                             ---------    ---------   ---------   ---------
Gross Profit                                                 $  18,082    $  25,770   $  64,272   $  76,791
Selling, General and Administrative Expenses                    17,003       15,903      51,491      47,440
                                                             ---------    ---------   ---------   ---------
Income from Operations                                       $   1,079    $   9,867   $  12,781   $  29,351
                                                             ---------    ---------   ---------   ---------
Other (Income) and Expense:
   Interest Expense, Net                                     $   2,467    $   2,080   $   7,183   $   6,874
   Equity in Results of Joint Ventures                              73          477         211       1,582
   Other, Net                                                      126           66         165         209
                                                             ---------    ---------   ---------   ---------
     Total Other Expense, Net                                $   2,666    $   2,623   $   7,559   $   8,665
                                                             ---------    ---------   ---------   ---------
Income (Loss) Before Provision (Benefit) for Income Taxes    $  (1,587)   $   7,244   $   5,222   $  20,686
Provision (Benefit) for Income Taxes                            (1,109)       2,680       1,410       7,654
                                                             ---------    ---------   ---------   ---------
Net Income (Loss)                                            $    (478)   $   4,564   $   3,812   $  13,032
                                                             =========    =========   =========   =========

Basic Net Income (Loss) Per Share                            $   (0.04)   $    0.30   $    0.27   $    0.86
                                                             =========    =========   =========   =========

Diluted Net Income (Loss) Per Share                          $   (0.04)   $    0.30   $    0.27   $    0.85
                                                             =========    =========   =========   =========

Weighted Average Number of Common Shares Outstanding
   Used for Basic Net Income (Loss) Per Share                   13,635       15,054      14,121      15,144
Dilutive Common Stock Options                                        -          157         261         255
                                                             ---------    ---------   ---------   ---------
Weighted Average Number of Common Shares Outstanding
   Plus Dilutive Common Stock Options                           13,635       15,211      14,382      15,399
                                                             =========    =========   =========   =========

Outstanding Common Stock Options Having No Dilutive Effect       1,249        1,222       1,245       1,259
                                                             =========    =========   =========   =========

       The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                           November 30,  February 29,
                                                                               2000          2000
(In thousands)                                                              Unaudited      Audited
------------------------------------------------------------------------   ------------  ------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                                $      --    $   4,223
    Receivables, Less Reserves of $5,394 and $5,067, Respectively (2)           57,747       58,331
    Income Taxes Receivable                                                        369           --
    Prepaid Expenses                                                             5,219        2,418
    Inventories                                                                 69,397       60,251
    Prepaid Taxes                                                                4,209        4,209
                                                                             ---------    ---------
      Total Current Assets                                                   $ 136,941    $ 129,432
                                                                             ---------    ---------

  Property, Plant and Equipment                                              $ 383,018    $ 373,519
  Accumulated Depreciation and Amortization                                   (172,833)    (152,417)
                                                                             ---------    ---------
      Net Property, Plant and Equipment                                      $ 210,185    $ 221,102
                                                                             ---------    ---------

  Other Assets:
    Investment in Joint Ventures                                             $  22,896    $  20,306
    Intangible Assets, Net                                                      22,467       23,980
    Other                                                                        2,386        2,475
                                                                             ---------    ---------
      Total Other Assets                                                     $  47,749    $  46,761
                                                                             ---------    ---------
      Total Assets                                                           $ 394,875    $ 397,295
                                                                             =========    =========

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                        $   8,300    $   2,688
    Accounts Payable                                                            43,385       50,667
    Accrued Expenses                                                            19,576       27,452
                                                                             ---------    ---------
      Total Current Liabilities                                              $  71,261    $  80,807
                                                                             ---------    ---------

  Long-Term Liabilities:
    Deferred Income Taxes                                                    $  20,528    $  21,486
    Long-Term Debt, Less Current Portion                                       135,827      120,896
    Accrued Superfund Liability                                                  3,047        3,014
    Other                                                                       11,891       12,693
                                                                             ---------    ---------
      Total Long-Term Liabilities                                            $ 171,293    $ 158,089
                                                                             ---------    ---------

Shareowners' Equity:
  Preferred Stock (3)                                                        $      --    $      --
  Common Stock (4)                                                                 354          347
  Additional Paid-In Capital                                                    62,511       59,164
  Treasury Stock at Cost (5)                                                   (34,813)     (22,074)
  Retained Earnings                                                            125,357      121,545
  Accumulated Other Comprehensive Loss (6)                                      (1,088)        (583)
                                                                             ---------    ---------
      Total Shareowners' Equity                                              $ 152,321    $ 158,399
                                                                             ---------    ---------
      Total Liabilities and Shareowners' Equity                              $ 394,875    $ 397,295
                                                                             =========    =========


        The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                          Three Months Ended       Nine Months Ended
                                                                              November 30,            November 30,
(In thousands)                                                             2000        1999        2000        1999
-----------------------------------------------------------------------  --------    --------    --------    --------
Cash Flows From:
Operating Activities:
Net Income (Loss)                                                        $   (478)   $  4,564    $  3,812    $ 13,032
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
    by Operating Activities:
    Depreciation and Amortization                                           7,649       7,423      22,868      22,788
    Provision (Benefit) for Deferred Income Taxes                          (1,173)        723        (958)      2,144
    Compensatory Effect of Stock Plans                                        731         399       2,099       1,756
    Other, Net                                                                 68         460         104       1,567
                                                                         --------    --------    --------    --------
        Operating Cash Flow Prior to Changes in Assets and Liabilities   $  6,797    $ 13,569    $ 27,925    $ 41,287
                                                                         --------    --------    --------    --------

Changes in Assets and Liabilities:
    Receivables                                                          $  4,284    $ (1,142)   $    584    $ (4,547)
    Income Taxes Receivable                                                   161          --        (369)        968
    Prepaid Expenses                                                         (497)        430      (2,801)       (866)
    Inventories                                                             5,725      (2,212)     (9,146)     (5,588)
    Accounts Payable                                                      (16,787)     (3,430)     (7,282)      3,081
    Accrued Expenses                                                         (505)      1,762      (7,876)        374
    Other, Net                                                               (319)        (25)     (1,128)        401
                                                                         --------    --------    --------    --------
        Cash Flow from Changes in Assets and Liabilities                 $ (7,938)   $ (4,617)   $(28,018)   $ (6,177)
                                                                         --------    --------    --------    --------
            Net Cash Provided by (Used in) Operating Activities          $ (1,141)   $  8,952    $    (93)   $ 35,110
                                                                         --------    --------    --------    --------

Investing Activities:
Capital Expenditures, Net                                                $ (2,306)   $ (3,415)   $ (9,750)   $(11,289)
Acquisitions, Net of Cash Acquired                                           (176)       (922)       (176)       (922)
Investment in Joint Ventures                                                 (825)       (556)     (2,801)       (658)
Other                                                                        (201)         69        (362)       (677)
                                                                         --------    --------    --------    --------
            Net Cash Used in Investing Activities                        $ (3,508)   $ (4,824)   $(13,089)   $(13,546)
                                                                         --------    --------    --------    --------

Financing Activities:
Net Proceeds (Payments) Under Lines of Credit                            $  6,700    $    200    $ 23,000    $(11,400)
Payments of Debt                                                           (2,004)     (1,910)     (2,557)     (2,478)
Purchase of Treasury Stock                                                   (723)     (2,224)    (12,739)     (7,794)
Sale of Common Stock                                                          676         829       1,255       1,868
                                                                         --------    --------    --------    --------
            Net Cash Provided by (Used in) Financing Activities          $  4,649    $ (3,105)   $  8,959    $(19,804)
                                                                         --------    --------    --------    --------

Net Increase (Decrease) in Cash                                          $     --    $  1,023    $ (4,223)   $  1,760
Cash and Cash Equivalents at Beginning of Period                               --       1,964       4,223       1,227
                                                                         --------    --------    --------    --------
Cash and Cash Equivalents at End of Period                               $     --    $  2,987    $     --    $  2,987
                                                                         ========    ========    ========    ========

Supplemental Cash Flow Disclosures:
   Notes Issued for Acquisitions                                         $    100    $    600    $    100    $    600
   Cash Portion of Acquisitions and Related Costs                             176         922         176         922
                                                                         --------    --------    --------    --------
   Total Consideration Paid for Acquisitions                             $    276    $  1,522    $    276    $  1,522
                                                                         ========    ========    ========    ========


The Changes in Assets and Liabilities for the three and nine months ended November 30, 2000 and 1999, are net of assets and liabilities acquired.

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION

The data for the three and nine months ended November 30, 2000 and 1999 have not been audited by independent public accountants but, in the opinion of Material Sciences Corporation ("MSC" or "Company"), reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 2000 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation.

(1) During the nine months ended November 30, 2000 and 1999, the Company derived approximately 11.5% and 13.1%, respectively, of its sales from fees billed to Walbridge Coatings ("Partnership"), a partnership among subsidiaries of MSC, Bethlehem Steel Corporation ("BSC") and LTV Corporation ("LTV"), for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $633 as of November 30, 2000 and $1,686 as of February 29, 2000. Trade receivables also include amounts due from Innovative Specialty Films, LLC, a joint venture with Bekaert Corporation, of $288 as of November 30, 2000 and $4 as of February 29, 2000.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 17,670,086 Shares Issued and 14,285,650 Shares Outstanding as of November 30, 2000 and 17,343,858 Shares Issued and 15,186,310 Shares Outstanding as of February 29, 2000.

(5) Treasury Stock at Cost; 3,384,436 Shares as of November 30, 2000 and 2,157,548 Shares as of February 29, 2000. On September 23, 1999, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 468,900 shares were purchased through February 29, 2000. During the first six months of fiscal 2001, the Company purchased the remaining 531,100 shares of this program at an average purchase price of $10.30 per share.

     On June 22, 2000, the Company's Board of Directors authorized a new program to repurchase up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. For the third quarter, 68,100 shares were purchased at an average purchase price of $10.63 per share. As of January 11, 2001, 695,788 shares were purchased under this new authorization at an average purchase price of $10.45 per share. The Company is suspending its repurchases of stock until the evaluation of strategic alternatives for Pinole Point Steel has been concluded.

(6)  Comprehensive Income (Loss):

                                             Three Months Ended        Nine Months Ended
                                             ------------------       --------------------
                                                November 30,              November 30,
                                             ------------------       --------------------
                                              2000        1999        2000          1999
                                              ----        ----        ----          ----
     Net Income (Loss)                       $(478)     $4,564       $3,812        $13,032
     Other Comprehensive Income:
          Foreign Currency Translation
          Adjustments                         (292)       (134)        (505)           (59)
                                             -----      ------       ------        -------
     Comprehensive Income (Loss)             $(770)     $4,430       $3,307        $12,973
                                             =====      ======       ======        =======

(7)  Business Segments:

     The Company reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. Management is exploring strategic alternatives for its hot-dip galvanizing operation ("Pinole Point Steel"), formerly included in the Coated Products and Services segment, and therefore is disclosing Pinole Point Steel as a separate segment. The Coated Products and Services segment now includes the coil coating and electrogalvanizing product groups. The Company's four segments are: Coated Products and Services, Pinole Point Steel, Engineered Materials and Specialty Films. Corporate represents unallocated general corporate expenses. Sales between segments are recorded at market rates, and the related intercompany profit is eliminated in consolidation. The net sales on a geographic basis are not material. Information concerning the Company's business segments in the third quarter and first nine months of fiscal 2001 and 2000 was as follows:

                                      Three Months Ended     Nine Months Ended
                                     --------------------   --------------------
                                         November 30,           November 30,
                                     --------------------   --------------------
                                       2000       1999        2000       1999
                                       ----       ----        ----       ----
Net Sales
---------
  Coated Products and Services       $ 49,920   $ 52,179    $148,391   $152,560
  Pinole Point Steel                   37,908     42,410     117,415    134,047
  Engineered Materials                 21,508     20,125      66,828     59,654
  Specialty Films                      12,042     11,397      45,952     38,458
  Eliminations                         (1,261)      (670)     (3,614)    (1,819)
                                     --------   --------    --------   --------
                                     $120,117   $125,441    $374,972   $382,900
                                     ========   ========    ========   ========

Income (Loss) Before Income Taxes
---------------------------------
  Coated Products and Services       $  4,546   $  5,783    $ 12,659   $ 15,975
  Pinole Point Steel                   (3,907)     2,036      (6,456)     5,629
  Engineered Materials                  1,738      3,097       7,598      9,074
  Specialty Films                       1,996      1,352       8,020      5,453
  Corporate and Eliminations           (5,960)    (5,024)    (16,599)   (15,445)
                                     --------   --------    --------   --------
                                     $ (1,587)  $  7,244    $  5,222   $ 20,686
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

(9) On December 29, 2000, LTV Steel Company, Inc. (and its subsidiary partner in the Partnership) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Sales to LTV through the Partnership were $8.9 million for the nine months ended November 30, 2000. As of the date of LTV's filing, LTV was obligated to the Partnership in the amount of approximately $1.9 million. The Partnership has considerable processed and unprocessed steel coils of LTV in its possession and has asserted a lien to secure outstanding receivables. Although the Company believes that LTV's participation in the Partnership and the Partnership's processing services for LTV are valuable to the LTV estate, there currently can be no assurance that the LTV bankruptcy will not result in a disruption of such relationships. As of January 11, 2001, the Partnership is continuing to make shipments to LTV under special credit arrangements that are being negotiated. In addition, other subsidiaries of the Company have pre-petition receivables from LTV of $0.3 million.

(10) As of November 30, 2000, the Company was in compliance with its loan covenants. The Company believes that it may be out of compliance with certain covenants of its lines of credit as of February 28, 2001. The Company is currently negotiating with its lenders and believes that appropriate amendments or waivers, if necessary, will be obtained for the fiscal year ending February 28, 2001. The Company believes that its cash flow from operations, together with available financing and cash on hand, will be sufficient to fund its working capital needs, capital expenditures, acquisitions, and debt payments.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                    For The Quarter Ended November 30, 2000


                        PART I.  FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

RESULTS OF OPERATIONS
---------------------

Net sales in the third quarter of fiscal 2001 were $120,117, a 4.2% decrease from $125,441 in the prior year's third quarter. For the nine-month period ended November 30, 2000, net sales were $374,972 versus $382,900 last year, a 2.1% decrease. Gross profit margin for the third quarter was 15.1% as compared with 20.5% in the same quarter last year. For the first nine months, gross profit margin was 17.1% in fiscal 2001 versus 20.1% in fiscal 2000. The decrease in gross profit margin was mainly due to continued higher steel costs at Pinole Point Steel than could be recovered through price increases to customers, lower sales volume at the galvanizing operations, as well as an increase in utility costs for all segments. Selling, general and administrative ("SG&A") expenses were 14.2% and 13.7% of net sales in the third quarter and first nine months of fiscal 2001, respectively, as compared with 12.7% and 12.4% of net sales in the same periods last year, respectively. The increase in SG&A percentage was due mainly to continued higher research and development and marketing spending to support new product and market initiatives for the Engineered Materials and Specialty Films segments, partially offset by a litigation settlement within the Specialty Films segment. SG&A expenses for the first nine months of fiscal 2000 included a pro rata portion of compensation expense totaling approximately $1,300 associated with the Company's 1998 Long-Term Incentive/Leverage Stock Awards Program. During the third quarter of fiscal 2001, income (loss) before income taxes was a loss of $1,587 as compared with income of $7,244 last fiscal year. For the nine months ended November 30, 2000, income before income taxes decreased 74.8% to $5,222 from $20,686 in the prior year period. During the third quarter, the Company reduced its effective income tax rate for fiscal 2001 from 37.0% to 27.0% due to lower than expected income before income taxes.

The Company expects to record a loss for the fourth quarter of fiscal 2001. MSC anticipates continued softness in its businesses due to the slowing economy, higher utility costs, and California energy curtailments to have a negative impact in the near term, particularly at Pinole Point Steel.

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

Coated Products and Services

Coated Products and Services' third quarter net sales decreased 4.3% to $49,920 from $52,179 in the same quarter last year. Net sales for Coated Products and Services in the first nine months of fiscal 2001 decreased to $148,391, a 2.7% decrease from $152,560 last fiscal year. Both periods were affected by a decrease in electrogalvanizing demand for the automotive market. For the third quarter, income before income taxes for Coated Products and Services decreased to $4,546, a 21.4% decrease from $5,783 in the prior year. For the nine months ended November 30, 2000, income before income taxes decreased 20.8% to $12,659 as compared with $15,975 for the same period last fiscal year. For both periods, lower electrogalvanizing demand and higher utility costs were the primary contributors to the decrease.

On July 23, 1999, a subsidiary of Bethlehem Steel Corporation ("BSC") sold a portion of its ownership interest in Walbridge Coatings ("Partnership") to a subsidiary of the LTV Corporation ("LTV"). LTV purchased a 16.5% equity interest in the Partnership from BSC, providing LTV access to 33.0% of the facility's available line time. This change in ownership provided MSC with a more diversified customer base, as well as improved the likelihood of higher facility utilization. In conjunction with the sale, the Partnership term was extended from December 31, 2001 to December 31, 2004. The Company maintained its 50% ownership interest in the Partnership. The Partnership also maintained its long-term toll processing agreement with ISPAT Inland Inc. (a former partner) which expires on December 31, 2001.

On December 29, 2000, LTV Steel Company, Inc. (and its subsidiary partner in the Partnership) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Sales to LTV through the Partnership were $8.9 million for the nine months ended November 30, 2000. As of the date of LTV's filing, LTV was obligated to the Partnership in the amount of approximately $1.9 million. The Partnership has considerable processed and unprocessed steel coils of LTV in its possession and has asserted a lien to secure outstanding receivables. Although the Company believes that LTV's participation in the Partnership and the Partnership's processing services for LTV are valuable to the LTV estate, there currently can be no assurance that the LTV bankruptcy will not result in a disruption of such relationships. As of January 11, 2001, the Partnership is continuing to make shipments to LTV under special credit arrangements that are being negotiated. In addition, other subsidiaries of the Company have pre-petition receivables from LTV of $0.3 million.

Pinole Point Steel

For the third quarter, net sales for Pinole Point Steel decreased to $37,908, 10.6% lower than $42,410 in the same quarter last year. For the nine-month period ended November 30, 2000, net sales decreased 12.4% to $117,415 from $134,047 in the same period last year. The decrease in sales for both periods is due mainly to lower demand in the West Coast building and construction market and higher customer inventories. Income (loss) before income taxes for the third quarter was a loss of $3,907 versus income of $2,036 in the same quarter last year. For the first nine months of the fiscal year, income (loss) before income taxes was a loss of $6,456 versus income of $5,629 for the same period last year. Lower shipments of galvanized material, higher material costs than could be recovered through price increases to customers and higher utility costs were the main contributors to the lower income before income taxes. The reduced margin between the cost of steel and the price to customers is expected to have a negative impact on the remainder of fiscal 2001.

Engineered Materials

Sales of Engineered Materials increased 6.9% to $21,508 for the third quarter of fiscal 2001 as compared with $20,125 in the same quarter last fiscal year. For the year-to-date period, Engineered Materials' net sales grew to $66,828, a 12.0% increase from $59,654 for the same period last year. Higher shipments of Quiet Steel(R) to the automotive and electronics markets were the main contributors to the growth, offset, to a degree, by lower shipments of disc brake noise dampers. For the third quarter, income before income taxes was $1,738 in fiscal 2001 versus $3,097 in fiscal 2000, a 43.9% decrease. Income before income taxes declined 16.3% for the first nine months of fiscal 2001 to $7,598 as compared with $9,074 for the same period last year. The decline for both periods was mainly due to a less favorable product mix, inefficiencies associated with the ramp-up of Quiet Steel(R) for automotive body panels and planned higher research and development and marketing spending for new product and market initiatives, both domestically and internationally.

During November 2000, a subsidiary of the Company signed a definitive agreement with Tekno S.A., the leading coil coater in Brazil, to retrofit their existing line with laminating technology for the purpose of manufacturing constrained layer composites. This line, when installed, will produce Quiet Steel(R) and disc brake noise damper material for sale and distribution to the South American market.

During September 2000, a subsidiary of the Company signed a letter of intent to acquire, Goldbach Automobil Consulting (GAC), a European brake damper distributor and stamper. The transaction is expected to close in early fiscal 2002, subject to completion of due diligence and negotiation of definitive agreements. The acquisition has been structured with an initial payment of $6,732 or 15 million DEM at closing and potential contingent consideration based upon an earnout. The Company has entered into a forward contract for 15 million DEM to be executed on January 26, 2001.

Specialty Films

Third quarter Specialty Films' net sales increased 5.7% to $12,042 in fiscal 2001 as compared with $11,397 in the same quarter last year. Sales for the nine months ended November 30, 2000, increased 19.5% to $45,952 as compared with $38,458 in the prior fiscal year. Higher shipments of solar control window film in the U.S. and internationally contributed to the increase. Income before income taxes for the third quarter increased 47.6% to $1,996 as compared with $1,352 last year. For the first nine months of fiscal 2001, income before income taxes was $8,020, a 47.1% increase from $5,453 for the same period last fiscal year. For both periods, the increase was due to higher sales volume, improved performance at Innovative Specialty Films, LLC ("ISF"), the joint venture with Bekaert Corporation, and a fiscal 2001 third quarter litigation settlement, offset slightly by increased spending in research and development and marketing.

Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net was expense of $2,666 in the third quarter of fiscal 2001 as compared with $2,623 of expense for the third quarter of fiscal 2000. For the year-to-date period, total other (income) and expense, net was expense of $7,559 in fiscal 2001 as compared with $8,665 last year.
Interest expense, net increased $387 and $309 for the third quarter and first nine months of fiscal 2001, respectively, as compared with the prior year. The increase was mainly due to higher debt levels and slight increases in variable interest rates. In addition, Equity in Results of Joint Ventures was expense of $73 and $211 for the third quarter and first nine months of fiscal 2001, respectively, and expense of $477 and $1,582 for the same periods last year, respectively. The change is due to improved performance at ISF for both periods. MSC reduced its effective income tax rate for fiscal 2001 from 37.0% to 27.0% during the third quarter due to lower than expected income before income taxes. MSC's effective income tax rate was 37.0% for the third quarter and first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the third quarter of fiscal 2001, MSC utilized $1,141 of cash from operating activities as compared with generating $8,952 in the third quarter last year. The decrease in cash generation is due mainly to lower accounts payable levels and a decrease in net income, offset slightly by lower inventory and accounts receivable levels. For the nine months ended November 30, 2000, MSC utilized $93 of cash from operating activities as compared with generating $35,110 in the same period last year. The decrease in cash generation is due mainly to higher inventory levels, a decrease in accounts payable and accrued expenses and lower net income. Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $8,529 and $35,273 for the third quarter and first nine months of fiscal 2001, respectively, as compared with $16,747 and $50,348 for the same periods last year, respectively. MSC's capital expenditures during the third quarter and first nine months of fiscal 2001 were $2,306 and $9,750, respectively, as compared with $3,415 and $11,289 in the same periods last fiscal year.

MSC's total debt increased as of November 30, 2000, to $144,127 from $123,584 as of February 29, 2000. As of November 30, 2000, the Company maintains a committed line of credit totaling $90,000. There was $20,200 outstanding under this line of credit as of November 30, 2000, versus no amount outstanding as of February 29, 2000. The Company has executed letters of credit totaling $4,740 against these lines, leaving available lines of credit of $65,060 as of November 30, 2000, subject to certain loan covenants. The Company also maintains a $10,000 uncommitted line of credit. There was $10,000 outstanding under this line of credit as of November 30, 2000 as compared with $7,200 as of fiscal year end. As of November 30, 2000, the Company was in compliance with its loan covenants.
The Company believes that it may be out of compliance with certain covenants of its lines of credit as of February 28, 2001. The Company is currently negotiating with its lenders and believes that appropriate amendments or waivers, if necessary, will be obtained for the fiscal year ending February 28, 2001. The Company believes that its cash flow from operations, together with available financing and cash on hand, will be sufficient to fund its working capital needs, capital expenditures, acquisitions, and debt payments.

On September 23, 1999, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 468,900 shares were purchased through February 29, 2000. During the first six months of fiscal 2001, the Company purchased the remaining 531,100 shares at an average purchase price of $10.30 per share.

On June 22, 2000, MSC's Board of Directors authorized a new program to repurchase up to one million shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. For the third quarter, 68,100 shares were purchased at an average purchase price of $10.63 per share. As of January 11, 2001, 695,788 shares were purchased under this new authorization at an average purchase price of $10.45 per share. The Company is suspending its repurchases of stock until the evaluation of strategic alternatives for Pinole Point Steel has been concluded.

The Company has a capital lease obligation, which was $1,596 as of November 30, 2000, relating to a facility that the Company subleases to the Partnership. In addition, the Company is contingently responsible for 50% of ISF's financing requirements. As of November 30, 2000, ISF's debt was zero as compared with $183 as of February 29, 2000.

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

                    For the Quarter Ended November 30, 2000


                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)27     Financial Data Schedule

     (b)       Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 11th day of January, 2001.


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