Form 10-K
period 2001-02-28
MATERIAL SCIENCES CORP
filed 2001-05-25
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  February 28, 2001

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to _________

Commission file number:  1-8803

                         MATERIAL SCIENCES CORPORATION
            (Exact name of registrant as specified in its charter)

              DELAWARE                               95-2673173
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

        2200 EAST PRATT BOULEVARD
       ELK GROVE VILLAGE, ILLINOIS                     60007
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  847-439-8270

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                        on which registered
         -------------------                        -------------------

Common Stock, $.02 par value (including           New York Stock Exchange
   Preferred Stock Purchase Rights)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

     The aggregate market value of the voting stock of the registrant held by shareowners (not including any voting stock owned by directors or executive officers of the registrant (such exclusion shall not be deemed an admission that any such person is an affiliate of the registrant)) of the registrant was approximately $100,224,997 as of April 23, 2001 (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

     As of April 23, 2001, the registrant had outstanding an aggregate of 14,704,253 shares of its Common Stock.

                      Documents Incorporated by Reference

     Portions of the following documents are incorporated herein by reference into the indicated part of this Form 10-K:

                                                          Part of Form 10-K
              Document                                 into which incorporated
              --------                                 -----------------------

Registrant's fiscal 2001 Annual Report to                  Parts I, II, IV
Shareowners

Registrant's Proxy Statement for the Annual                   Part III
Meeting of Shareowners to be held on
June 21, 2001

                                    PART I

ITEM 1.  BUSINESS
-------  --------

Introduction
------------

     Material Sciences Corporation (unless otherwise indicated by the context, including its subsidiaries, "MSC" or "Company") designs, manufactures and markets materials-based solutions. The Company's four segments are Engineered Materials, Specialty Films, Coated Products and Services and Pinole Point Steel. The Company is re-evaluating the strategic position, growth and Economic Value Added ("EVA(R)") potential of each of its businesses. Depending on available options, the Company may decide to invest or disinvest with the objective of creating additional value for shareowners.

     The Engineered Materials segment includes the laminates and composites product group. This segment combines layers of metal and other materials designed to meet specific customer requirements for the automotive, electronics, lighting and appliance markets. The Specialty Films segment provides solar control and safety window film, as well as industrial films used in a variety of products. The Coated Products and Services segment includes the coil coating and electrogalvanizing product groups. This segment provides galvanized and prepainted products and services primarily to the automotive, building and construction, appliance and lighting markets. The Pinole Point Steel segment includes the hot-dip galvanizing product group. This segment provides galvanized and prepainted product primarily to the building and construction market. For financial information by segment see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 of the Notes to the Consolidated Financial Statements under the caption "Business Segments" on pages 22 through 25 and page 40, respectively, of the Company's Annual Report to Shareowners, which is incorporated herein by reference to Exhibit 13 to this report.

     In the engineered materials, specialty films and hot-dip galvanizing portion of its business, the Company is primarily a manufacturer and marketer of its own products. In the coil coating and electrogalvanizing area, MSC generally acts as a "toll coater" by processing its customers' metal for a fee, without taking ownership of the metal.

     Headquartered near Chicago, the Company, through its MSC Pre Finish Metals Inc. ("PFM"), MSC Pinole Point Steel Inc. ("MSCPPS"), MSC Walbridge Coatings Inc. ("MSCWC"), MSC Laminates and Composites Inc. ("MSCLC") and MSC Specialty Films, Inc. ("MSCSF") subsidiaries, operates 12 manufacturing plants in the United States and Europe. PFM operates two facilities in Elk Grove Village, Illinois, one facility in Morrisville, Pennsylvania, and one facility in Middletown, Ohio. MSCPPS operates one coil coating and one galvanizing facility in Richmond, California. MSCWC, a subsidiary of PFM, operates a facility in Walbridge, Ohio, on behalf of Walbridge Coatings, an Illinois Partnership ("Partnership"), owned by MSCWC, Bethlehem Steel Corporation ("BSC") and a subsidiary of the LTV Corporation ("LTV"). MSCLC operates one facility in Elk Grove Village, Illinois. MSCSF operates one facility in San Diego, California. MSCSF also has a 50% interest in a facility in Research Triangle Park, North Carolina, Zulte, Belgium and Santa Rosa, California through Innovative Specialty Films, LLC ("ISF"), a joint venture formed on October 15, 1998, with Bekaert Corporation.

     Additional information concerning certain transactions and events is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareowners, which is incorporated herein by reference to Exhibit 13 to this report.

     MSC, a Delaware corporation, was founded in 1971 and has been a publicly traded company since 1984. The principal executive offices of the Company are located at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, and its telephone number is (847) 439-8270.

Engineered Materials

     The Engineered Materials segment includes the laminates and composites product group. Laminates and composites typically consist of steel or other metals in combination with polymers or other materials to achieve specific properties, such as noise and vibration reduction and thermal insulation. These products consist of functionally engineered materials that are designed to meet specific customer requirements. Products in this segment largely result from the Company's research and development efforts and the proprietary equipment and processes designed and implemented by its engineering and manufacturing organizations. The Company supplies its laminates and composites to a variety of markets both in the United States and internationally. The majority of these materials are used in the automotive, electronics, lighting and appliance markets. The major products in this segment are disc brake noise dampers and Quiet Steel(R) for automotive body panels and electronics.

     The disc brake noise damper market developed as manufacturers moved to asbestos-free brake linings. The increased brake noise these linings produce can be virtually eliminated by the composite materials pioneered by the Company. The Company believes its material is used in over 50% of the domestic disc brake noise dampers manufactured for the original equipment market and the aftermarket.

     Quiet Steel is a multilayer composite consisting of various metals, coatings and other materials, typically consisting of metal outer skins surrounding a thin viscoelastic core material. Quiet Steel is engineered to meet a variety of needs. The Company believes it is a leader in developing and manufacturing continuously processed coated materials that reduce noise and vibration and create thermal barriers. The automotive industry is currently the largest market for metal composites, which are being used to replace solid sheet metal parts, including body panels, oil pans, valve covers, front engine covers and heat shields. Quiet Steel is also being evaluated for use in floor pans and other internal components to help reduce road noise. Quiet Steel is also found in a number of other products, including electronics (used for disk drive covers for desktop and set-top box markets), lawn mower engines, appliances and air conditioners, and other uses are under evaluation. The Company produces Quiet Steel at both its Elk Grove Village, Illinois location and at the Walbridge Coatings location in Ohio.

     The market for laminates and composites is competitive, both domestically and internationally. There are competitors in each product market served by the Company, some of which have greater resources than the Company. The Company believes, however, that its technology, product development capability, technical support and customer service place it in a strong competitive position in this market.

Specialty Films

     The Company's Specialty Films sales consist principally of solar control and safety window films for use in the automotive aftermarket and in the retrofitting of buildings. The Company sells these products through its own in-house distribution network and independent distributors. The Company believes there are significant growth opportunities in the building market, since there is currently low market penetration, and industrial, commercial and residential building owners are becoming more familiar with the benefits of solar control and safety window films. Solar control window films can lower energy bills year-round by reducing heat penetration in the summer and by retaining residual warmth in the winter. They also reject almost 100 percent of ultraviolet light, providing draperies and furnishings with significant protection from fading. In commercial environments, window film generally improves productivity by reducing glare and heat generation. Safety films, which are sold to the retrofit market and also to window manufacturers, offer security by making glass shatter-resistant.

     The Company (through MSCSF's investment in ISF) uses continuous, roll-to-roll sputter-deposition technology to apply metals, metal alloys and metal oxides to wide rolls of flexible substrates, generally consisting of thin polymeric films. In the sputter-deposition process, a target material is disintegrated inside a vacuum chamber by ion bombardment into its component atoms or molecules, which are then redeposited onto the surface of the base material to be coated. Such base material (commonly called the substrate or flexible web) can be polymeric film, foil, fabric or paper.

     Sputter-deposition permits the use of a wide range of target materials, singly or in combination (including metals, metal alloys and metal oxides), some of which cannot be applied in any other way. This flexibility allows formation of composites of metals, di-electrics and semi-conductors. Sputter-coated, flexible polymeric substrates may be designed to have specific properties, including energy reflectance, transmission, absorption and electrical conductance. After the sputtering process, these materials are often further enhanced with other coatings, adhesives and films on a coating and laminating line, resulting in a multilayer laminate.

     On October 15, 1998, MSCSF formed a 50:50 joint venture partnership with Bekaert Corporation ("Bekaert") called ISF. ISF combines the sputtering operations of both companies, which the Company believes makes it one of the leading sputtering companies in the world. MSC also believes this entity will not only enhance its window film development efforts, it will also provide the basis for a number of new products in electronic surveillance; high-grade packaging; conductive films for electroluminescent lamps, touch panels and flexible circuits; optical films; and pressure-sensitive tapes. ISF commenced operations on January 1, 1999.

     This segment also manufactures a number of specialty coated, laminated and adhesive films. These films are used in the electronic, printing, label and other industrial markets. The Company believes that its unique capabilities, including its clean room facilities and West Coast location, provide significant competitive advantages in rapidly growing markets.

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

Coated Products and Services

Coil Coating
------------

     The Company believes that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. This continuous, roll-to-roll, highly automated, high-speed process applies coatings to coiled metal of varying widths and thicknesses. In the process, sheet metal is unwound from a coil, cleaned, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers that fabricate the coated metal into finished products that are sold into a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. Through techniques such as printing, embossing and striping, special finishing effects can also be created. The finished product (i.e., prepainted or coil coated metal) is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. The Company generally acts as a "toll coater" by processing coils for steel mills or their customers, without taking ownership of the metal. The Company charges by weight or surface area processed.

     The Company's coil coated products are used by manufacturers in building products, appliances, heating and air conditioning, lighting, automotive and other products. The Company's strategy in coil coating has been to produce high-volume, competitively coated products at low cost, as well as to identify, develop and produce specialty niche products meeting specific customer requirements.

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

     Manufacturers that use prepainted materials can eliminate or significantly reduce on-site post-fabrication paint lines and the associated costs of compliance with complex environmental and other regulations. Prepainted materials facilitate the adoption of just-in-time and continuous process manufacturing techniques that can result in improvements to work-in-process inventory, plant utilization and productivity. Since prepainted metal is cleaned, treated and painted while flat, the result is a more uniform and higher quality finished part than can be achieved by even the best post-fabrication painting operation. There are no hidden areas where paint is difficult to reach and where corrosion can begin after the product has been marketed. As a result, companies using prepainted material generally benefit from lower manufacturing costs and improved product quality. Use of prepainted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing.

     The coil coating process competes with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping and brushing. The Company expects that, although there can be no assurance in this regard, the market penetration of coil coated metal will increase as a result of more stringent environmental regulation and the energy efficiency, quality and cost advantages provided by prepainted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations. The Company estimates that there are approximately 70 companies operating coil coating lines in North America. The Company believes it is one of the largest coil coaters, with approximately 10% of the total tons processed in the United States in calendar 2000. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of quality, price, customer service, technical support and product development capability.

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

     Through the Partnership, MSCWC electrogalvanizes zinc and zinc-alloy coatings and applies organic coatings onto sheet metal in coil form. MSCWC offers a full complement of pure zinc and zinc-nickel plated products with or without organic coatings or top coats that offer corrosion, forming or cosmetic advantages over competitive products (such as plastic and hot-dip galvanized) to the automotive as well as other markets. Demand for coatings over the electrogalvanized plating has increased due to greater corrosion expectations of steel products and enhanced cosmetic requirements. The Partnership's facility is the only facility in North America capable of meeting, in a single pass through its line, the demand for this full complement of products. During fiscal 2001, laminating capability was added to the Partnership's facility in order to produce Quiet Steel for the Engineered Materials segment.

     On July 23, 1999, a subsidiary of BSC sold a portion of its ownership interest in the Partnership to LTV. LTV purchased a 16.5% equity interest in the Partnership from BSC, providing LTV access to 33.0% of the facility's available line time. This change in ownership provided the Company with a more diversified customer base, as well as improved the likelihood of higher facility utilization. In conjunction with the sale, the Partnership term was extended from December 31, 2001 to December 31, 2004. The Company maintained its 50% ownership interest in the Partnership. The Partnership maintained its long-term toll processing agreement with ISPAT Inland Inc. (a former partner), which expires on December 31, 2001.

     On December 29, 2000, LTV filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Sales to LTV through the Partnership were $12,378,000 in fiscal 2001. Although the Company believes that LTV's participation in the Partnership and the Partnership's processing services for LTV are valuable to the LTV estate, there currently can be no assurance that the LTV bankruptcy will not result in a disruption of such relationships. As of February 28, 2001, the Partnership is continuing to make shipments to LTV under special credit arrangements. On March 21, 2001, the bankruptcy court approved debtor in possession financing for LTV. The Partnership has no pre-petition receivables outstanding and $420,000 of post-petition receivables outstanding as of February 28, 2001. MSC Pre Finish Metals Inc. has $274,000 of pre-petition receivables outstanding that are fully reserved and no post-petition receivables outstanding as of February 28, 2001.

     MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Net sales to the Partnership represented 12%, 13% and 13% of MSC's net sales in fiscal 2001, 2000 and 1999, respectively. The fees consist of a variable portion, based on the production volumes and product mix, and a fixed portion, including taxes, rent, insurance and the fixed portion of electricity. The overall profitability depends on MSCWC's processing skill and efficiency.

     BSC, LTV and the other mills utilizing the Partnership's facility are major suppliers of sheet steel to the United States automobile industry. The orders for the Partnership's toll coating services are primarily and independently generated by BSC and LTV for their respective customers, although the Partnership may also accept orders from outside parties ("Third Party") to the extent available capacity and production schedules permit. On an annual basis, Third Party sales were not significant in fiscal 2001.

     Competition in the production and sale of EG steel for the automotive industry comes from other steel companies that, either directly or through joint ventures, produce EG steel on six manufacturing lines in the United States, including ISPAT Inland Inc.'s other facility. Limited quantities of EG steel also are imported into the United States from foreign steel suppliers. The Company believes that the Partnership's line is well positioned to serve the current and expected end-users of EG steel. The Company is unable to determine the effect, if any, on the market resulting from the existence of excess capacity, the entrance of additional capacity, improved galvanizing technology or the substitution of other materials.

Pinole Point Steel

     During fiscal 2001, the Company announced that it was exploring strategic alternatives for Pinole Point Steel and therefore, was evaluating and disclosing it as a separate segment (See Note 11 of the Notes to the Consolidated Financial Statements under the caption ""Business Segments" on page 40 of the Company's Annual Report to Shareowners, which is incorporated herein by reference to
Exhibit 13 to this report). The Pinole Point Steel segment includes the hot-dip galvanizing ("HDG") product group. HDG is a continuous, high-speed roll-to-roll process for depositing zinc on steel. HDG deposits zinc onto steel by immersing the steel strip into a molten bath of zinc (hot-dip) making it corrosion resistant. Zinc, in the presence of a corrosive environment, will sacrifice itself to protect the steel. As such, zinc gives the maximum sacrificial protection to steel in the greatest number of applications. HDG steel may be used as is or can be painted, resulting in enhanced corrosion protection and versatility.

     MSCPPS's products are primarily used by the building and construction market where they are manufactured into such products as roofing, siding, doors, duct work, lighting fixtures and a wide variety of other structural components. MSCPPS generally takes ownership of the metal it processes.

International

     The Company believes that significant opportunities exist internationally, particularly for the Company's disc brake noise damper products, Quiet Steel and solar control and safety window film. As a percentage of net sales, direct export sales represented 10%, 7% and 7% in fiscal 2001, 2000 and 1999, respectively.

     The Company has certain distribution agreements and licensing and royalty agreements with agents and companies in Europe, Latin America and the Far East that cover disc brake noise dampers, Quiet Steel, powder coating and lighting products. These agreements provide the Company with opportunities for market expansion in those geographic areas.

     The Company is pursuing a variety of other business relationships, including direct sales, distribution agreements, licensing, acquisitions and other forms of partnering to increase its international sales and expand its international presence.

Marketing and Sales

     The Company markets its coil coating, HDG and laminates and composites' products, services and technologies primarily through its in-house sales organization and also through independent distributors, agents and licensees. The Company focuses its sales efforts on manufacturers, but also sells to steel mills and their intermediaries, metal service centers and metal brokers. BSC and LTV are the primary marketing partners for EG steel. The Company sells its specialty films' products primarily through its internal distribution network, as well as domestic and international distributors. All of the Company's selling activities are supported by technical service departments that aid the customer in the choice of available materials and their use in the customer's manufacturing process.

     The Company estimates that customers in the building products market were the end-users for approximately 42%, 45% and 48% of MSC's net sales in fiscal 2001, 2000 and 1999, respectively. The Company also estimates the original equipment and aftermarket segment of the transportation industry were the end-users for approximately 29%, 32% and 32% of MSC's net sales in fiscal 2001, 2000 and 1999, respectively. Due to concentration in the automotive industry, the Company believes that sales to individual automotive companies, including indirect sales, are significant.

     The Company's backlog of orders as of February 28, 2001, was approximately $62.0 million, all of which is expected to be filled during the remainder of the current fiscal year. The Company's backlog was approximately $82.2 million as of February 29, 2000.

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

Environmental Matters

     The Company is subject to federal, state and local environmental laws. As a result of these laws, the Company has incurred, and will continue to incur in the future, capital expenditures and operating costs and charges. The Company is involved in two Superfund sites located in Gary and Kingsbury, Indiana. Although the ultimate cost of the Company's share of necessary remediation expenses is not yet known, the Company believes that it has adequately reserved for environmental matters given the information currently available. See Note 3 of the Notes to the Consolidated Financial Statements entitled "Contingencies," on pages 31 and 32 of the Company's Annual Report to Shareowners, which is incorporated herein by reference to Exhibit 13 to this report. The Company cannot predict the impact of new or changed laws or regulations.

     The Company believes it operates its facilities and conducts its business, in all material respects, in accordance with all environmental laws presently applicable to its facilities. The Company spent approximately $2.3 million in fiscal 2001, and has budgeted approximately $3.3 million for fiscal 2002, for maintenance or installation of environmental controls at its facilities. See
Note 3 of the Notes to the Consolidated Financial Statements entitled "Contingencies," on pages 31 and 32 of the Company's Annual Report to Shareowners, which is incorporated herein by reference to Exhibit 13 to this report.

Research and Development

     Management estimates that it spent approximately $8.2 million in fiscal 2001, $6.8 million in fiscal 2000 and $7.1 million in fiscal 1999 for product and process development activities.

     While the Company considers its various patents, licenses and trademarks to be important, it does not believe that the loss of any individual patent, license or trademark would have a material adverse effect upon its business.

Employees

     As of February 28, 2001, the Company (excluding ISF) had 1,291 full-time employees. Of these, approximately 915 were engaged in manufacturing, 188 in marketing and sales, 137 in administrative and clerical positions and 51 in process and product development.

     The employees at the San Diego, California; Walbridge, Ohio; and the MSCSF distribution facilities are not represented by a union. Hourly manufacturing employees at Elk Grove Village, Illinois; Morrisville, Pennsylvania; and Middletown, Ohio are covered by separate union contracts expiring in February 2002, May 2002 and November 2005, respectively. Hourly manufacturing employees at Richmond, California are covered by two separate union contracts expiring in January 2003 and March 2005. The Company believes that its relations with its employees are good.

Executive Officers to the Registrant

     The executive officers of the Company as of April 23, 2001, are as follows:


       Name                  Age            Position(s) Held
       ----                  ---            ----------------

Gerald G. Nadig              55    Chairman, President and Chief Executive
                                   Officer, MSC since January 1998; previously
                                   President and Chief Executive Officer, MSC since January 1997; previously President and Chief Operating Officer, MSC since July 1991.

James J. Waclawik, Sr.       42    Vice President, Chief Financial Officer and
                                   Secretary, MSC since October 1996;
                                   previously Vice President and Controller,
                                   MSC since July 1991.

         Name                Age            Position(s) Held
         ----                ---            ----------------

Frank J. Lazowski, Jr.       61    Senior Vice President, Human Resources, MSC
                                   since March 1999; previously Vice President,
                                   Human Resources, MSC since July 1991.

David J. DeNeve              32    Vice President and Controller, MSC since
                                   March 2001; previously Controller, MSC since
                                   October 1996; previously Accounting and Tax
                                   Manager, MSC since November 1995.

Robert J. Mataya             58    Vice President, Business Planning and
                                   Development, MSC since July 1991.

Edward J. Vydra              62    Vice President and Chief Technology Officer,
                                   MSC since November 1998; Vice President,
                                   Research and Development (various
                                   subsidiaries of the Company) since 1991.

David A. Catterlin           45    President, MSCPPS since June 1998.

David A. Fletcher            47    President and Chief Operating Officer, MSCSF
                                   since September 1993.

Ronald L. Millar             50    Group Vice President and General Manager,
                                   MSCLC since November 1995.

Douglas M. Rose              52    President, PFM since December 1997.

Edward A. Williams           41    Group Vice President and General Manager,
                                   MSCWC since May 1997; previously Plant
                                   Manager, MSCWC since 1993.

     Prior to joining the Company, Mr. Catterlin was Vice President, Commercial for California Steel Industries, Inc. and Mr. Rose was Executive Vice President, Toyoda Machinery USA.

ITEM 2.   PROPERTIES
-------   ----------

  The Company owns or leases facilities with an aggregate of approximately 2,074,000 square feet of space. In addition to the principal physical properties used by the Company in its manufacturing operations as summarized in the table below, the Company leases numerous sales and administrative offices pursuant to short-term leases. The Company considers all of its principal facilities to be in good operating condition and sufficient to meet the Company's near-term operating requirements.

                                          Approximate
                                            Area in          Lease Expiration          Primary Business
           Location                       Square Feet         (or Ownership)            Segment Served
           --------                       -----------       ------------------         ----------------
  Elk Grove Village, Illinois                58,000                Owner             Coated Products and
          Plant No. 1                                                                      Services


  Elk Grove Village, Illinois               223,000                Owner             Engineered Materials
          Plant No. 2

  Elk Grove Village, Illinois               312,000                Owner             Coated Products and
          Plant No. 3                                                                      Services


   Morrisville, Pennsylvania                121,000                Owner             Coated Products and
                                                                                           Services

       Middletown, Ohio                     170,000                Owner             Coated Products and
                                                                                           Services

     Richmond, California                   276,000                Owner              Pinole Point Steel
          Plant No. 1

     Richmond, California                   203,000                Owner              Pinole Point Steel
          Plant No. 2

        Walbridge, Ohio                     465,000            June 2003/(1)/         Coated Products and
                                                                                           Services

     San Diego, California                   73,000          February 2007/(2)/         Specialty Films

    Research Triangle Park,                                  December 2003/(3)/
     North Carolina (ISF)                    21,000                                     Specialty Films

 Santa Rosa, California (ISF)                21,000             May 2004/(4)/           Specialty Films

     Zulte, Belgium (ISF)                    65,000            December 2004            Specialty Films

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

(3) The sublease expires the earlier of the termination of the ISF agreement (December 31, 2003, if not extended) or February 28, 2007.

(4) The lease is renewable, at the Company's option, for an additional 5 years.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

    The information required to be furnished pursuant to this item is included in Note 3 of the Notes to Consolidated Financial Statements entitled "Contingencies," on pages 31 and 32 of the Company's Annual Report to Shareowners, which is incorporated herein by reference to Exhibit 13 to this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS
-------  --------------------------------------------------

    There were no matters submitted to the Company's shareowners during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
-------  ----------------------------------------------------------------
         MATTERS
         -------

    The Company's common stock, $.02 par value, is listed on the New York Stock Exchange under the symbol "MSC." The table below sets forth, by fiscal quarter, the high and low sales prices of the Company's common stock during its past two fiscal years.

         Fiscal          Fiscal
         Year            Quarter       High         Low
         ----            -------       ----         ---

         2001             1st        $14.3125    $ 9.6250
                          2nd         11.6875      9.5000
                          3rd         11.7500      9.7500
                          4th         10.3125      7.5000

          Fiscal        Fiscal
           Year        Quarter        High       Low
           ----        -------        ----       ---

           2000         1st         $11.3750   $ 6.3750
                        2nd          15.7500    11.0625
                        3rd          15.0625    10.9375
                        4th          14.6875    10.1875

     There were 929 shareowners of record of the Company's common stock at the close of business on April 23, 2001.

     MSC has not paid cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company's business. If business circumstances should change, the Board of Directors may declare and instruct the Company to pay dividends. However, the Company's ability to pay dividends on its common stock is limited by certain covenants contained in the Company's credit agreement. See Note 4 of the Notes to the Consolidated Financial Statements entitled "Indebtedness" on pages 32 and 33 of the Company's Annual Report to Shareowners, which is incorporated herein by reference to Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     The information required to be furnished pursuant to this item is included in "Selected Financial Data" on pages 42 and 43 of the Company's Annual Report to Shareowners, which is incorporated herein by reference to Exhibit 13 to this report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 25 of the Company's Annual Report to Shareowners, which is incorporated herein by reference to Exhibit 13 to this report.

     Certain statements in this Form 10-K, including the information incorporated by reference, and in future filings of the Company with the SEC and in the Company's written and oral statements made by or with the approval of an authorized officer of the Company contain, or will contain, various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including assumptions concerning MSC's operations, future results and prospects, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on MSC's current expectations and are subject to risk and uncertainties which could cause actual results or events to differ materially from those set forth or implied. Forward-looking statements are identified by the use of such words and terms as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance in connection with the Company's future financial position, results of operations and cash flows (including future capital expenditures and anticipated debt levels and strategies for growth), plans and objectives. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-K, or incorporated herein by reference, including, among others, (i) successful development and market introduction of new products and technologies; (ii) competitive factors and competitor's responses to MSC's initiatives; (iii) changes in the current and future business environment, including the automotive, building and construction and durable goods industries; (iv) adverse changes in government laws and regulations applicable to the Company; (v) continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates; (vi) the stability of governments and business conditions inside and outside the United States which may affect successful penetration of the Company's products; (vii) the impact of the ongoing slowdown in the overall economy; (viii) environmental risks associated with the manufacturing operations of the Company; (ix) the loss of one or more significant customers of the Company; (x) risks associated with the termination of the Partnership in December 2004 or the termination of the joint venture partnership with ISF on December 2003, or earlier as agreed upon by the parties; (xi) increases in the price of raw and other material inputs used by the Company that cannot be passed on to its customers; (xii) facility utilization at MSCWC; and (xiii) the ability to identify and consummate strategic alternatives for Pinole Point Steel and for the Company's other businesses that do not fit its new operating model. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as the result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact the Company's outlook.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

  The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. As of February 28, 2001, foreign sales, operating income and assets each comprised less than 5% of consolidated amounts. Historically, the effect of movements in the exchange rates have not been material to the financial position or the results of operations of the Company.

  The Company uses steel as a raw material in many of its products. The Company has entered into certain vendor contracts, not exceeding a term of one year, which have established a fixed price for steel. The Company has entered into certain forward contracts that exceed the term of one year for other raw materials and resources such as zinc, gas and electricity.

  The table below provides information about the Company's debt that is sensitive to changes in interest rates.

(Dollars in Thousands)
                                                           Expected Maturity Date (Fiscal Year)
                               --------------------------------------------------------------------------------------------
                                2002      2003      2004         2005      2006      Thereafter     Total        Fair Value
                               ------   -------    -------     -------   -------     ----------    --------     -----------
Total Debt:
Fixed Rate:
  Principal Amount            $8,315    $14,261    $18,701    $13,421     $13,421    $45,675       $113,793       $121,384
  Average Interest Rate          7.2%       7.1%       6.9%       6.9%        6.9%       6.9%           6.9%
Variable Rate:
  Principal Amount            $    -    $24,500    $     -    $     -     $     -    $     -       $ 24,500       $ 24,500
  Average Interest Rate*         N/A        6.6%       N/A        N/A         N/A        N/A            6.6%


* Average variable interest rates are based on fiscal 2001 year end rates. Actual rates may be higher or lower.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

  (a) The Report of Independent Public Accountants, Consolidated Statements of Income (Loss) for the years ended February 28 or 29, 2001, 2000 and 1999, Consolidated Balance Sheets as of February 28 or 29, 2001 and 2000, Consolidated Statements of Cash Flows for the years ended February 28 or 29, 2001, 2000 and 1999, Consolidated Statements of Changes in Shareowners' Equity for the years ended February 28 or 29, 2001, 2000 and 1999, Consolidated Statements of Comprehensive Income (Loss) for the years ended February 28 or 29, 2001, 2000 and 1999 and Notes to Consolidated Financial Statements, set forth on page 21 and pages 26 through 41 of the Company's Annual Report to Shareowners, are incorporated herein by reference to Exhibit 13 to this report.

  (b) The unaudited selected quarterly financial data is set forth in Note 12 of the Notes to Consolidated Financial Statements under the caption "Selected Quarterly Results of Operations (Unaudited)" on page 41 of the Company's Annual Report to Shareowners, which is incorporated herein by reference to Exhibit 13 to this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------
 None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

  Reference is made to the information found under the caption "Election of Directors" on pages 2 through 4 of the Company's Proxy Statement for the 2001 Annual Meeting of Shareowners dated May 17, 2001 ("Proxy Statement"), all of which is incorporated by reference herein, for information on the directors of the Company. Reference is made to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 15 of the Proxy Statement, all of which is incorporated herein by reference. Reference is made to Part I of this report for information on the executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

  Reference is made to the information under the captions "Compensation of Executive Officers", "Employment and Other Agreements" and "Employee and Other Plans" on pages 7 through 15 of the Proxy Statement, all of which is incorporated herein by reference, provided, however, that the "Compensation and Organization Committee Report," "Audit Committee Report" and "MSC Performance Graph" are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT
-------  ---------------------------------------------------------------

  Reference is made to the information under the captions "Security Ownership of Management of the Company" and "Information with Respect to Certain Shareowners" set forth on pages 5 and 6 of the Proxy Statement, respectively, all of which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

  Reference is made to the information under the captions "Employment and Other Agreements" and "Employee and Other Plans" set forth on pages 14 and 15 of the Proxy Statement, respectively, all of which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

 (A) FINANCIAL STATEMENTS AND SCHEDULE OF THE COMPANY

       I   Financial Statements of the Company.  The Financial Statements and
           -----------------------------------
           Report of Independent Public Accountants are included in the Company's 2001 Annual Report to Shareowners, listed below and incorporated herein by reference to Exhibit 13 to this report:

           (i)   Report of Independent Public Accountants
           (ii) Consolidated Statements of Income (Loss) for the years ended February 28 or 29, 2001, 2000 and 1999
           (iii) Consolidated Balance Sheets - February 28 or 29, 2001 and 2000

           (iv) Consolidated Statements of Cash Flows for the years ended February 28 or 29, 2001, 2000 and 1999

           (v) Consolidated Statements of Changes in Shareowners' Equity for the years ended February 28 or 29, 2001, 2000 and 1999

           (vi) Consolidated Statements of Comprehensive Income (Loss) for the years ended February 28 or 29, 2001, 2000 and 1999

           (vii) Notes to Consolidated Financial Statements

       II  Supplemental Schedule. This report and Schedule listed below appear
           ---------------------
           on pages 28 and 29 of this report.


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

       2(a) Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(7)

       3(a)              Registrant's Restated Certificate of Incorporation.(6)

       3(b) Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

       3(c)              Registrant's By-laws, as amended.(9)

       4(a) Credit Agreement, dated as of December 12, 1997, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.(7)

       4(b) First Amendment dated as of April 30, 1998, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.(8)


       4(c) Second Amendment dated as of October 15, 1998, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.*

       4(d) Third Amendment dated as of January 13, 2000, among Registrant, Bank of America, N.A., as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.*

       4(e) Fourth Amendment and Waiver dated as of April 20, 2001, by and among Registrant, Bank of America, N.A., as Agent, and other financial institutions party thereto.*

       4(f) Note Agreement dated as of February 15, 1997, by and among the Registrant and the purchasers described on
                         Schedule I attached thereto.(5)

Exhibit
Number          Description of Exhibit
------          ----------------------

4(g) Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on Schedule I attached thereto.(8)


4(h) First Amendment to Note Agreement dated as of January 23, 1998, among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)

4(i) Second Amendment to Note Agreement dated as of February 27, 1998, among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)

4(j) Option Agreement dated as of February 26, 1998, between the Registrant and Stern Stewart & Co.(8)

4(k) Rights Agreement dated as of June 20, 1996, between Material Sciences Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent.(2)

4(l) First Amendment to Rights Agreement dated as of June 17, 1998, between the Registrant and Chase Mellon Shareholder Services, L.L.C., as Rights Agent.(9)

                There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Securities and Exchange Commission upon request.

10(a)           Material Sciences Corporation Stock Purchase Plan.(1)+

10(b)           Material Sciences Corporation Supplemental Pension Plan.(1)+

Exhibit
Number          Description of Exhibit
-----           ----------------------

10(c)           Material Sciences Corporation Employee Stock Purchase Plan.(10)+

10(d)           Material Sciences Corporation 1985 Stock Option Plan for Key
                Employees.(10)+

10(e)           Material Sciences Corporation 1985 Stock Option Plan for
                Directors.(10)+

10(f) Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)+

10(g) Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(10)+

10(h)           Material Sciences Corporation 1991 Stock Option Plan for
                Directors.(10)+

10(i)           Material Sciences Corporation Directors Deferred Compensation
                Plan.(10)+

10(j) Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(4)+


10(k) Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(10)+

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

10(r) Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(10)

10(s) Severance Benefits Agreement dated October 22, 1996, between Material Sciences Corporation and James J. Waclawik, Sr.(5)+

10(t) Extension of Sublease Agreement dated as of December 7, 1998, between MSC Pre Finish Metals Inc. and Walbridge Coatings.(10)

10(u) Tolling Agreement dated as of June 30, 1998, between Walbridge Coatings and Inland Steel Company (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed).(10)

10(v)          Form of Change in Control Agreement.(9)+

10(w)          Amendment to the Supplemental Employee Retirement Plan.(9)+

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

10(z) Coating Agreement, dated as of July 23, 1999, by and between LTV Steel Company, Inc. and Walbridge Coatings, an Illinois Partnership.(11)

     Exhibit
     Number         Description of Exhibit
     ------         ----------------------

     10(aa) Coating Agreement, dated as of July 23, 1999, by and between MSC Walbridge Coatings Inc. and Walbridge Coatings, an Illinois Partnership.(11)

     10(bb) Amended and Restated Coating Agreement, dated as of July 23, 1999, by and between Bethlehem Steel Corporation and Walbridge Coatings, an Illinois Partnership.(11)

     10(cc) Amended and Restated Parent Agreement, dated as of July 23, 1999, among Bethlehem Steel Corporation, The LTV Corporation, Material Sciences Corporation and MSC Pre Finish Metals Inc.(11)

       13 Portions of the 2001 Annual Report to Shareowners, which have been incorporated herein by reference. Except for such portions, such Annual Report is not deemed to be "filed" herewith.*

       21           Subsidiaries of the Registrant.*

       23           Consent of Arthur Andersen LLP.*

_______________________

   *   Filed herewith.

   +   Management contract or compensatory plan.

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

  (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.

  (5) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1997 (File No. 1-8803).

    (6) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).

    (7) Incorporated by reference to the Registrant's Form 8-K filed on December 30, 1997 (File No. 1-8803).

    (8) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-
              8803).

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


                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MATERIAL SCIENCES CORPORATION

                              By: /s/  Gerald G. Nadig
                                 ---------------------
                                 Gerald G. Nadig
                                 Chairman, President and Chief Executive Officer
Date:  May 25, 2001

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on May 25, 2001.

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

/s/ David J. DeNeve                     Vice President and Controller
--------------------------------------
    David J. DeNeve                     (Principal Accounting Officer)

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

                MATERIAL SCIENCES CORPORATION AND SUBSIDIARIES

                             Supplemental Schedule

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     WITH RESPECT TO SUPPLEMENTAL SCHEDULE
                          TO THE FINANCIAL STATEMENTS



To the Shareowners and Board of Directors of Material Sciences Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Material Sciences Corporation 2001 Annual Report to Shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated April 20, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The supplemental financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                       /s/  ARTHUR ANDERSEN LLP

                                            ARTHUR ANDERSEN LLP


Chicago, Illinois
April 20, 2001

                                  SCHEDULE II

                MATERIAL SCIENCES CORPORATION AND SUBSIDIARIES


                       RESERVE FOR RECEIVABLE ALLOWANCES
                                (in thousands)

                                                            Additions
                                          --------------------------------------------------
                             Balance at     Charged to        Charged     Reclassifications     Deductions       Balance at
                             beginning      costs and        to other            and               from            end of
                              of year        expense         accounts       Acquisitions          reserve           year
                            -----------   -------------    ------------   ------------------   -------------    -----------
     Fiscal 1999
---------------------

Receivable Allowances       $     4,785   $      10,622    $          -   $                -   $     (10,174)   $     5,233
                            ===========   =============    ============   ==================   =============    ===========

     Fiscal 2000
--------------------

Receivable Allowances       $     5,233   $       8,179    $          -   $                -   $      (8,345)   $     5,067
                            ===========   =============    ============   ==================   =============    ===========

     Fiscal 2001
--------------------

Receivable Allowances       $     5,067   $       9,788    $          -   $                -   $      (9,672)   $     5,183
                            ===========   =============    ============   ==================   =============    ===========

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

       2(a) Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(7)

       3(a)         Registrant's Restated Certificate of Incorporation.(6)

       3(b) Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

       3(c)         Registrant's By-laws, as amended.(9)

       4(a) Credit Agreement, dated as of December 12, 1997, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.(7)

       4(b) First Amendment dated as of April 30, 1998, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.(8)

       4(c) Second Amendment dated as of October 15, 1998, among Registrant, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.*

       4(d) Third Amendment dated as of January 13, 2000, among Registrant, Bank of America, N.A., as Agent and Letter of Credit Issuing Bank, and other financial institutions party thereto.*

       4(e) Fourth Amendment and Waiver dated as of April 20, 2001, by and among Registrant, Bank of America, N.A., as Agent, and other financial institutions party thereto.*

     Exhibit
     Number         Description of Exhibit
     ------         ----------------------

       4(f) Note Agreement dated as of February 15, 1997, by and among the Registrant and the purchasers described on Schedule I attached thereto.(5)

       4(g) Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on Schedule I attached thereto.(8)

       4(h) First Amendment to Note Agreement dated as of January 23, 1998, among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)

       4(i) Second Amendment to Note Agreement dated as of February 27, 1998, among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)

       4(j) Option Agreement dated as of February 26, 1998, between the Registrant and Stern Stewart & Co.(8)

       4(k) Rights Agreement dated as of June 20, 1996, between Material Sciences Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent.(2)

       4(l) First Amendment to Rights Agreement dated as of June 17, 1998, between the Registrant and Chase Mellon Shareholder Services, L.L.C., as Rights Agent.(9)

                    There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

      10(a)         Material Sciences Corporation Stock Purchase Plan.(1)+

     Exhibit
     Number         Description of Exhibit
     ------         ----------------------

      10(b)         Material Sciences Corporation Supplemental Pension Plan.(1)+

      10(c)         Material Sciences Corporation Employee Stock Purchase
                    Plan.(10)+

      10(d) Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(10)+

      10(e) Material Sciences Corporation 1985 Stock Option Plan for Directors.(10)+

      10(f) Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)+

      10(g) Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(10)+

      10(h) Material Sciences Corporation 1991 Stock Option Plan for Directors.(10)+

      10(i) Material Sciences Corporation Directors Deferred Compensation Plan.(10)+

      10(j) Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(4)+

      10(k) Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(10)+

      10(l) Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

      10(m) First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals
                    Incorporated.(10)

      10(n) Sublease dated as of May 30, 1986, between Pre Finish Metals Incorporated and Walbridge Coatings, an Illinois Partnership.(10)

     Exhibit
     Number         Description of Exhibit
     ------         ----------------------

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

      10(r) Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(10)

      10(s) Severance Benefits Agreement, dated October 22, 1996, between Material Sciences Corporation and James J. Waclawik, Sr.(5)+

      10(t) Extension of Sublease Agreement dated as of December 7, 1998, between MSC Pre Finish Metals Inc. and Walbridge Coatings.(10)

      10(u) Tolling Agreement dated as of June 30, 1998, between Walbridge Coatings and Inland Steel Company (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed).(10)

      10(v)         Form of Change in Control Agreement.(9)+

      10(w)         Amendment to the Supplemental Employee Retirement Plan.(9)+

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

     Exhibit
     Number         Description of Exhibit
     ------         ----------------------

      10(z) Coating Agreement, dated as of July 23, 1999, by and between LTV Steel Company, Inc. and Walbridge Coatings, an Illinois Partnership.(11)

      10(aa) Coating Agreement, dated as of July 23, 1999, by and between MSC Walbridge Coatings Inc. and Walbridge Coatings, an Illinois Partnership.(11)

      10(bb) Amended and Restated Coating Agreement, dated as of July 23, 1999, by and between Bethlehem Steel Corporation and Walbridge Coatings, an Illinois Partnership.(11)

      10(cc) Amended and Restated Parent Agreement, dated as of July 23, 1999, among Bethlehem Steel Corporation, The LTV Corporation, Material Sciences Corporation and MSC Pre Finish Metals Inc.(11)

        13 Portions of the 2001 Annual Report to Shareowners, which have been incorporated herein by reference. Except for such portions, such Annual Report is not deemed to be "filed" herewith.*

        21          Subsidiaries of the Registrant.*

        23          Consent of Arthur Andersen LLP.*

   *      Filed herewith.
   +      Management contract or compensatory plan.

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

  (8) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-8803).

  (9) Incorporated by reference to the Registrant's Form 8-K filed on June 22, 1998 (File No. 1-8803).

 (10) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).

 (11) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1999 (File No. 1-8803).

                     [THIS SPACE INTENTIONALLY LEFT BLANK]
                     -------------------------------------