Form 10-Q
period 2001-05-31
MATERIAL SCIENCES CORP
filed 2001-07-16
CIK 755003

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2001
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

Yes      X          No
   ---------------    ____________

As of July 12, 2001, the registrant had 14,687,656 outstanding shares of common stock, $.02 par value.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For The Quarter Ended May 31, 2001



                        PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------

  (a)    Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Loss) (Unaudited)
Material Sciences Corporation and Subsidiaries


                                                                                 Three Months Ended
                                                                                       May 31,
(In thousands, except per share data)                                          2001              2000
-------------------------------------                                      --------------   ---------------
Net Sales (1)                                                                   $ 98,374          $110,287
Cost of Sales (2)                                                                 87,453            93,991
                                                                           --------------   ---------------
Gross Profit                                                                    $ 10,921          $ 16,296
Selling, General and Administrative Expenses                                      13,068            12,512
                                                                           --------------   ---------------
Income (Loss) from Operations                                                   $ (2,147)         $  3,784
                                                                           --------------   ---------------
Other (Income) and Expense:
   Interest Expense, Net                                                        $  2,555          $  2,272
   Equity in Results of Joint Ventures                                               312               293
   Other, Net                                                                         62                76
                                                                           --------------   ---------------
     Total Other Expense, Net                                                   $  2,929          $  2,641
                                                                           --------------   ---------------
Income (Loss) from Continuing Operations
   Before Provision (Benefit) for Income Taxes                                  $ (5,076)         $  1,143
Provision (Benefit) for Income Taxes                                              (2,182)              307
                                                                           --------------   ---------------
Income (Loss) from Continuing Operations                                        $ (2,894)         $    836
Discontinued Operation: (8)
   Income from Discontinued Operation (Net of Income Taxes
   of $855 and $1,248 for Fiscal 2002 and 2001, Respectively)                      1,243             1,812
                                                                           --------------   ---------------
Net Income (Loss)                                                               $ (1,651)         $  2,648
                                                                           ==============   ===============

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations                                        $  (0.21)         $   0.06
Income from Discontinued Operation                                                  0.09              0.12
                                                                           --------------   ---------------
Basic Net Income (Loss) Per Share                                               $  (0.12)         $   0.18
                                                                           ==============   ===============

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations                                        $  (0.21)         $   0.06
Income from Discontinued Operation                                                  0.09              0.12
                                                                           --------------   ---------------
Diluted Net Income (Loss) Per Share                                             $  (0.12)         $   0.18
                                                                           ==============   ===============

Weighted Average Number of Common Shares Outstanding
   Used for Basic Net Income (Loss) Per Share                                     13,858            14,596
Dilutive Shares                                                                        -               158
                                                                           --------------   ---------------
Weighted Average Number of Common Shares Outstanding
   Plus Dilutive Shares                                                           13,858            14,754
                                                                           ==============   ===============

Outstanding Common Stock Options Having No Dilutive Effect                         1,487             1,261
                                                                           ==============   ===============

            The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries

                                                                                       May 31,               February 28,
                                                                                        2001                     2001
(In thousands)                                                                        Unaudited                 Audited
--------------                                                                        ---------                 -------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                                          $   1,967                $   2,355
    Receivables, Less Reserves of $4,397 and $4,632, Respectively (3)                     40,515                   43,935
    Income Taxes Receivable                                                                1,057                    1,637
    Prepaid Expenses                                                                       3,454                    2,701
    Inventories                                                                           54,542                   56,428
    Prepaid Taxes                                                                          3,004                    3,004
    Current Assets of Discontinued Operation, Net (8)                                     50,289                   41,887
                                                                                      ----------             ------------

      Total Current Assets                                                             $ 154,828                $ 151,947
                                                                                      ----------             ------------

  Property, Plant and Equipment                                                        $ 362,659                $ 361,572
  Accumulated Depreciation and Amortization                                             (168,327)                (163,672)
                                                                                      ----------             ------------

      Net Property, Plant and Equipment                                                $ 194,332                $ 197,900
                                                                                      -----------            ------------

  Other Assets:
    Investment in Joint Ventures                                                       $  11,398                $  11,700
    Intangible Assets, Net                                                                13,520                   13,617
    Other                                                                                  1,856                    1,790
                                                                                      ----------             ------------

      Total Other Assets                                                               $  26,774                $  27,107
                                                                                      ----------             ------------

      Total Assets                                                                     $ 375,934                $ 376,954
                                                                                      ==========             ============

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                                  $  13,996                $   7,703
    Accounts Payable                                                                      42,319                   39,508
    Accrued Payroll Related Expenses                                                       7,745                   12,133
    Accrued Expenses                                                                       5,465                    6,682
                                                                                      ----------             ------------

      Total Current Liabilities                                                        $  69,525                $  66,026
                                                                                      ----------             ------------

  Long-Term Liabilities:
    Deferred Income Taxes                                                              $  16,545                $  18,019
    Long-Term Debt, Less Current Portion (4)                                             126,892                  129,762
    Other                                                                                 13,572                   13,411
                                                                                      ----------             ------------

      Total Long-Term Liabilities                                                      $ 157,009                $ 161,192
                                                                                      ----------             ------------
Shareowners' Equity:
  Preferred Stock (5)                                                                  $       -                $       -
  Common Stock (6)                                                                           363                      354
  Additional Paid-In Capital                                                              64,616                   63,334
  Treasury Stock at Cost (7)                                                             (34,813)                 (34,813)
  Retained Earnings                                                                      119,234                  120,861
                                                                                      ----------             ------------

      Total Shareowners' Equity                                                        $ 149,400                $ 149,736
                                                                                      ----------             ------------

      Total Liabilities and Shareowners' Equity                                        $ 375,934                $ 376,954
                                                                                      ==========             ============


       The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                                           Three Months Ended
                                                                                                May 31,
(In thousands)                                                                           2001             2000
----------------------------------------------------------------------------------   --------------   --------------
Cash Flows From:
Operating Activities:
Net Income (Loss)                                                                    $      (1,651)   $       2,648
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
    by Operating Activities:
    Discontinued Operation, Net (8)                                                         (2,640)          (2,182)
    Depreciation and Amortization (2)                                                        5,393            6,712
    Provision (Benefit) for Deferred Income Taxes                                           (1,474)             468
    Compensatory Effect of Stock Plans                                                         799              691
    Other, Net                                                                                 336              281
                                                                                     -------------    -------------
        Operating Cash Flow Prior to Changes in Assets and Liabilities               $         763    $       8,618
                                                                                     -------------    -------------

Changes in Assets and Liabilities:
    Receivables                                                                      $       3,420    $       2,130
    Income Taxes Receivable                                                                    580                -
    Prepaid Expenses                                                                          (753)          (2,288)
    Inventories                                                                              1,886           (4,636)
    Accounts Payable                                                                         2,811            1,715
    Accrued Expenses                                                                        (5,605)          (9,657)
    Other, Net                                                                                 138             (483)
                                                                                     -------------    -------------
        Cash Flow from Changes in Assets and Liabilities                             $       2,477    $     (13,219)
                                                                                     -------------    -------------
            Net Cash Provided by (Used in) Operating Activities                      $       3,240    $      (4,601)
                                                                                     -------------    -------------

Investing Activities:
Discontinued Operation, Net (8)                                                      $      (5,746)   $        (568)
Capital Expenditures, Net                                                                   (1,465)          (4,261)
Investment in Joint Ventures                                                                   (10)             (74)
Other                                                                                         (328)              14
                                                                                     -------------    -------------
            Net Cash Used in Investing Activities                                    $      (7,549)   $      (4,889)
                                                                                     -------------    -------------

Financing Activities:
Discontinued Operation, Net (8)                                                      $           6    $          (6)
Net Proceeds Under Lines of Credit                                                          10,700           10,400
Payments of Debt                                                                            (7,277)            (120)
Purchase of Treasury Stock                                                                       -           (5,286)
Issuance of Common Stock                                                                       492              579
                                                                                     -------------    -------------
            Net Cash Provided by Financing Activities                                $       3,921    $       5,567
                                                                                     -------------    -------------

Net Decrease in Cash                                                                 $        (388)   $      (3,923)
Cash and Cash Equivalents at Beginning of Period                                             2,355            3,923
                                                                                     -------------    -------------
Cash and Cash Equivalents at End of Period                                           $       1,967    $           -
                                                                                     =============    =============

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MATERIAL SCIENCES CORPORATION



The data for the three months ended May 31, 2001 and 2000 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 2001 Annual Report to Shareowners and Annual Report on Form 10-K.

(1) During the three-month periods ending May 31, 2001 and 2000, the Company derived approximately 15.2% and 11.8%, respectively, of its sales from fees billed to Walbridge Coatings ("Partnership") by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) During the first quarter of fiscal 2002, the Company reduced depreciation expense by $1,392 at Pinole Point Steel due to changes made to the estimated useful lives of the galvanizing and coil coating lines, which more accurately reflects the service lives of the assets.

(3) Includes trade receivables due from the Partnership of $1,334 as of May 31, 2001 and no amount as of February 28, 2001.

(4) The Company was not in compliance with one financial covenant as of May 31, 2001. The banks waived the default and amended the line of credit agreement effective May 31, 2001.

(5) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(6) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,096,989 Shares Issued and 14,712,553 Shares Outstanding as of May 31, 2001 and 17,676,984 Shares Issued and 14,292,548 Shares Outstanding as of February 28, 2001.

(7) Treasury Stock at Cost; 3,384,436 Shares as of May 31, 2001 and as of February 28, 2001.

(8) On June 29, 2001, the Company completed the sale of substantially all of the assets of MSC Specialty Films, Inc. ("MSC/SFI"), including its interest in Innovative Specialty Films, LLC, pursuant to the terms of the Purchase Agreement by and among MSC, MSC/SFI, Bekaert and N.V. Bekaert S.A., dated June 10, 2001. The Company received cash at closing of $122,137 and expects to record an after-tax gain of approximately $37,000 to $43,000 in the second quarter of fiscal 2002. The gain is subject to certain post-closing adjustments to the purchase price and expenses incurred as a result of the transaction. Net proceeds after taxes and transaction costs will be approximately $89,000, which the Company intends to use to primarily reduce long-term debt. As a result of the sale, MSC/SFI has been reported as a discontinued operation for the current and prior periods. Net sales of MSC/SFI in the first quarter of fiscal 2002 decreased 2.2% to $16,369 as compared with $16,735 in the same period last year.

(9)  Business Segments:
     The Company reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. The Company's three remaining segments are: Engineered Materials, Coated Products and Services and Pinole Point Steel. Pinole Point Steel's loss before income taxes included an allocation of consolidated interest expense totaling $2,468 in the first quarter of fiscal 2002 and $2,114 in the same period last year. Corporate represents unallocated general corporate expenses. Sales between segments are recorded at market rates, and the related intercompany profit is eliminated in consolidation. The net sales on a geographic basis are not material. Information concerning the Company's business segments in the first quarter of fiscal 2002 and 2001 was as follows:


                                               Three Months Ended May 31,
                                               --------------------------
                                                  2001            2000
                                                  ----            ----
         Net Sales
         ---------
           Coated Products and Services        $ 45,684        $  48,184
           Engineered Materials                  21,782           21,432
           Eliminations                          (1,466)            (826)
                                               --------        ---------
              Subtotal                           66,000           68,790
           Pinole Point Steel                    32,374           41,497
                                               --------        ---------
           Total                               $ 98,374        $ 110,287
                                               ========        =========

         Income (Loss) Before Income Taxes
         ---------------------------------
           Coated Products and Services        $  1,776        $   3,639
           Engineered Materials                   1,954            2,905
           Corporate and Eliminations            (2,542)          (3,281)
                                               --------        ---------
               Subtotal                           1,188            3,263
           Pinole Point Steel                    (6,264)          (2,120)
                                               --------        ---------
           Total                               $ (5,076)       $   1,143
                                               ========        =========

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For The Quarter Ended May 31, 2001


                        PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

RESULTS OF CONTINUING OPERATIONS
--------------------------------

As a result of the sale of substantially all of the assets of the Company's Specialty Films segment, including MSC Specialty Films, Inc. ("MSC/SFI"), to Bekaert Corporation and its affiliates ("Bekaert") in the second quarter of fiscal 2002, MSC/SFI has been reported as a discontinued operation for the current and prior periods.

Net sales from continuing operations in the first quarter of fiscal 2002 decreased 10.8% to $98,374 from $110,287 in the same period last year due to lower sales at Coated Products and Services and Pinole Point Steel, offset by slightly higher sales at Engineered Materials.

MSC's gross profit margin for the first quarter of fiscal 2002 was 11.1% as compared with 14.8% in the first quarter of fiscal 2001. The decline in gross profit margin was partially due to deteriorating selling prices at Pinole Point Steel that more than offset the decrease in the cost of steel purchased. In addition, lower capacity utilization, higher utility costs of $1,428 and an unfavorable product mix contributed to the decrease. This decrease was slightly offset by a reduction in depreciation expense of $1,392 at Pinole Point Steel due to changes made to the estimated useful lives of the galvanizing and coil coating lines, which more accurately reflects the service lives of the assets.

Selling, general and administrative ("SG&A") expenses were 13.3% of net sales in the first quarter of fiscal 2002 as compared with 11.3% in the same period last year. The increase in SG&A percentage was mainly due to the decrease in net sales and severance expense related to employee terminations totaling $688 for the first quarter of fiscal 2002. For the first quarter of fiscal 2002, income before income taxes from continuing operations decreased to a loss of $5,076 as compared with income of $1,143 for the same period last year.

The Company's three remaining principal business segments are Engineered Materials, Coated Products and Services and Pinole Point Steel. The Engineered Materials segment includes the laminates and composites product group. This segment combines layers of metal and other materials designed to meet specific customer requirements for the automotive, electronics, lighting and appliance markets. The Coated Products and Services segment includes the coil coating and electrogalvanizing product groups. This segment provides galvanized and prepainted products and services primarily to the automotive, building and construction, appliance and lighting markets. The Pinole Point Steel segment includes the hot-dip galvanizing product group. This segment provides galvanized and prepainted product primarily to the building and construction market.

Engineered Materials

During the first quarter of fiscal 2002, sales of Engineered Materials were $21,782, slightly higher than $21,432 in the first quarter of fiscal 2001 due to higher shipments of Quiet Steel(R) for automotive dash panels and computer disk drives, offset by lower sales of disc brake noise dampers and other automotive materials. Income before income taxes for the first quarter of fiscal 2002 was $1,954, 32.7% lower than the first quarter of fiscal 2001, mainly due to a less favorable product mix, a one-time reorganization expense of $360 and a decline in capacity utilization.

Coated Products and Services

Net sales of Coated Products and Services during the first quarter of fiscal 2002 decreased 5.2% to $45,684 from $48,184 in the same period last year. Income before income taxes for the first quarter of fiscal 2002 decreased to $1,776, a 51.2% reduction from $3,639 in the same period last year.

Coil coating income before income taxes declined in the first quarter of fiscal 2002 as a result of: lower sales volume to the automotive and building and construction markets as compared with last year's first quarter; expenses associated with employee terminations resulting from the Company indefinitely suspending its oldest and least efficient coil coating line in Elk Grove Village, Illinois; higher utility costs; and a decline in capacity utilization from 81 percent for the first quarter of fiscal 2001 to 68 percent for the first quarter of fiscal 2002. Excess industry capacity, current economic conditions and escalating energy costs were all factors which led to the decision to suspend the coil coating line in Elk Grove Village. The Company has shifted its customer orders to other Company coil coating lines in Elk Grove Village.

Electrogalvanizing income before income taxes grew in the first quarter of fiscal 2002 mainly due to higher sales volume to the automotive industry as compared with last year's first quarter. Electrogalvanizing capacity utilization also increased to 90 percent in the first quarter of fiscal 2002 as compared with 67 percent in the same period last year.

MSC serves the electrogalvanizing market through its 50% ownership interest in Walbridge Coatings, a partnership ("Partnership") among subsidiaries of MSC, Bethlehem Steel Corporation ("BSC") and LTV Corporation ("LTV"). The Partnership term expires on December 31, 2004. The Partnership also has a long-term toll processing agreement with ISPAT Inland Inc. (a former partner) which expires on December 31, 2001.

On December 29, 2000, LTV filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Sales to LTV through the Partnership were $2,004 in the first quarter of fiscal 2002. Although the Company believes that LTV's participation in the Partnership and the Partnership's processing services for LTV are valuable to the LTV estate, there currently can be no assurance that the LTV bankruptcy will not result in a disruption of such relationships. As of May 31, 2001, the Partnership is continuing to make shipments to LTV under special credit arrangements. On March 21, 2001, the bankruptcy court approved debtor in possession financing for LTV. The Partnership has no pre-petition receivables outstanding and $793 of post-petition receivables outstanding as of May 31, 2001. MSC Pre Finish Metals Inc. has $274 of pre-petition receivables outstanding that are fully reserved and no post-petition receivables outstanding as of May 31, 2001.

Pinole Point Steel

Net sales for Pinole Point Steel declined 22.0% to $32,374 in the first quarter of fiscal 2002 compared with $41,497 for the same period last year. Pinole Point Steel's sales continue to be affected by the soft West Coast building and construction market. Loss before income taxes was $6,264 in the first quarter compared with $2,120 for the first quarter of fiscal 2001. The decline was due to deteriorating selling prices that more than offset the decrease in the cost of steel purchased, lower volume and higher utility costs, partially offset by lower depreciation charges. Loss before income taxes included an allocation of consolidated interest expense totaling $2,468 and $2,114 for the first quarter of fiscal 2002 and 2001, respectively.

Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net was expense of $2,555 in the first quarter of fiscal 2002 as compared with $2,272 of expense for the first quarter of fiscal 2001. Interest expense increased $285 due to higher debt levels. In addition, Equity in Results of Joint Ventures was a loss of $312 for the first quarter of this fiscal year as compared with a loss of $293 for the same period last year. MSC's effective income tax rate for continuing operations was 43.0% (benefit) in the first quarter of fiscal 2002 as compared with 26.9% (provision) for the same period last year.

RESULTS OF DISCONTINUED OPERATION
---------------------------------

On June 29, 2001, the Company completed the sale of substantially all of the assets its Specialty Films segment, including MSC/SFI and MSC/SFI's interest in Innovative Specialty Films, LLC ("ISF"), pursuant to the terms of the Purchase Agreement by and among MSC, MSC/SFI, Bekaert and N.V. Bekaert S.A., dated June 10, 2001. The Company received cash at closing of $122,137 and expects to record an after-tax gain of approximately $37,000 to $43,000 in the second quarter of fiscal 2002. The gain is subject to certain post-closing adjustments to the purchase price and expenses incurred as a result of the transaction. Net proceeds after taxes and transaction costs will be approximately $89,000, which the Company intends to use to primarily reduce long-term debt.

Net sales of MSC/SFI in the first quarter of fiscal 2002 decreased 2.2% to $16,369 as compared with $16,735 in the same period last year. Higher sales of solar control window film were offset by lower shipments of coating and laminating materials. Income from discontinued operation for the first quarter of fiscal 2002 was $1,243, 31.4% lower than $1,812 in the comparable period of the prior year. The decrease was due to higher utility costs and lower sales of sputtered films to the electronics market, resulting in a first quarter loss of $130 from ISF, the joint venture with Bekaert, as compared with income of $292 in the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of fiscal 2002, MSC generated $3,240 of cash from operating activities as compared with utilizing $4,601 in the first quarter last year. The increase in cash generation was due mainly to decreases in working capital as a result of lower receivable and inventory levels and lower variable compensation payments in the first quarter of fiscal 2002 as compared with the same period last year, offset by lower net income. Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations decreased to $2,872 for the first quarter of fiscal 2002 as compared with $10,127 for the same period last year. MSC's capital expenditures during the first quarter of fiscal 2002 were $1,465 as compared with $4,261 in the same period last year.

As of May 31, 2001, MSC's total debt increased to $140,888 from $137,465 as of February 28, 2001. On April 20, 2001, the Company's line of credit agreement was amended to reduce the committed line of credit of $90,000 to $50,000 and eliminate the uncommitted $10,000 line of credit outstanding prior to the amendment. There was $35,200 outstanding under this line of credit as of May 31, 2001. The Company had executed letters of credit totaling $5,315 against these lines, leaving an available line of credit of $9,485 as of May 31, 2001. The Company was not in compliance with one financial covenant as of May 31, 2001. The banks waived the default and amended the line of credit agreement effective May 31, 2001. On June 21, 2001, the Company's line of credit agreement was further amended to provide the consent for the sale of MSC/SFI and a reduction in the committed line of credit from $50,000 to $20,000.

On June 29, 2001, the Company utilized a portion of the proceeds from the MSC/SFI sale to pay the total amount outstanding under its line of credit of $42,600. The Company has invested the remaining proceeds from the sale in AAA securities. The Company is reviewing its alternative uses of the sale proceeds including further reductions in debt. The Company believes that its cash flow from operations, proceeds from the sale of MSC/SFI, available financing, other potential divestitures and cash on hand will be sufficient to fund its working capital needs, capital expenditures, acquisitions and debt payments.

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

Certain statements contained in this report are forward-looking statements based on current expectations, forecasts and assumptions. MSC cautions the reader that the following factors could cause MSC's actual outcomes and results to differ materially from those stated in the forward-looking statements: successful development and introduction of new products and technologies; competitive factors; changes in the business environment, including the automotive, building and construction and durable goods industries; increases in the prices of raw and other material inputs used by the Company; adverse changes in government laws and regulations; environmental risks associated with the Company's manufacturing operations; and the other factors identified in Part II, Item 7 of the Company's 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended February 28, 2001.

                         MATERIAL SCIENCES CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended May 31, 2001



                          PART II.  OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------
         (a) 4(m) Waiver and Fifth Amendment dated May 31, 2001, by and among Registrant, Bank of America, N.A., as Agent, and other financial institutions party thereto.

             4(n) Sixth Amendment, Waiver and Consent dated June 21, 2001, by and among Registrant, Bank of America, N.A., as Agent, and other financial institutions party thereto.

            10(dd)  Form of Change in Control Agreement (MSC Executive
                    Officers).

            10(ee) Form of Change in Control Agreement (Subsidiary Executive Officers).

         (b)        Reports on Form 8-K
                    -------------------

                    On July 8, 2001, the Company filed a current report on Form 8-K, pursuant to Item 2, to indicate that it had completed the sale of substantially all of the assets of its Specialty Films segment to Bekaert Corporation and its affiliates. The Company filed, with the Form 8-K, the Purchase Agreement dated June 10, 2001, the press release related to the sale, the Company's Unaudited Pro Forma Condensed Consolidated Balance Sheet as of February 28, 2001 and the Company's Unaudited Pro Forma Condensed Consolidated Statements of Income (Loss) for the years ended February 28, 2001, February 29, 2000 and February 28, 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 12th day of July, 2001.



                                         MATERIAL SCIENCES CORPORATION


                                           By: /s/ Gerald G. Nadig
                                               -------------------------------
                                                  Gerald G. Nadig
                                                  Chairman, President
                                                  and Chief Executive Officer



                                           By: /s/ James J. Waclawik, Sr.
                                               --------------------------------
                                                  James J. Waclawik, Sr.
                                                  Vice President,
                                                  Chief Financial Officer
                                                  and Secretary

                         MATERIAL SCIENCES CORPORATION

                         Quarterly Report on Form 10-Q


                               Index to Exhibits




Exhibit Number    Description of Exhibit
--------------    ----------------------

     4(m) Waiver and Fifth Amendment dated May 31, 2001, by and among Registrant, Bank of America, N.A., as Agent, and other financial institutions party thereto.

     4(n) Sixth Amendment, Waiver and Consent dated June 21, 2001, by and among Registrant, Bank of America, N.A., as Agent, and other financial institutions party thereto.

    10(dd)        Form of Change in Control Agreement (MSC Executive Officers).

    10(ee)        Form of Change in Control Agreement (Subsidiary Executive
                  Officers).