Form 10-Q
period 2001-08-31
MATERIAL SCIENCES CORP
filed 2001-10-15
CIK 755003

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2001
                          Commission File Number 1-8803

                          MATERIAL SCIENCES CORPORATION
             (Exact name of Registrant as specified in its charter

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

As of October 11, 2001, there were 14,746,264 outstanding shares of common stock, $.02 par value.

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                      For The Quarter Ended August 31, 2001

                          PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

  (a)    Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Loss) (Unaudited)
Material Sciences Corporation and Subsidiaries


                                                                                  Three Months Ended        Six Months Ended
                                                                                      August 31,                August 31,
(In thousands, except per share data)                                            2001        2000         2001        2000
----------------------------------------------------------------------------- ---------    ----------   ---------   ----------
Net Sales (1)                                                                 $  67,361    $  72,818    $ 133,361    $ 141,608
Cost of Sales                                                                    54,711       57,642      108,476      112,037
                                                                              ---------    ---------    ---------    ---------
Gross Profit                                                                  $  12,650    $  15,176    $  24,885    $  29,571
Selling, General and Administrative Expenses                                     10,342       10,275       20,928       20,880
                                                                              ---------    ---------    ---------    ---------
Income from Operations                                                        $   2,308    $   4,901    $   3,957    $   8,691
                                                                              ---------    ---------    ---------    ---------
Other (Income) and Expense:
   Interest (Income) Expense, Net                                             $    (445)   $     255    $    (358)   $     413
   Equity in Results of Joint Ventures                                              333          290          645          583
   Other, Net                                                                        54          (21)         116           55
                                                                              ---------    ---------    ---------    ---------
     Total Other (Income) and Expense, Net                                    $     (58)   $     524    $     403    $   1,051
                                                                              ---------    ---------    ---------    ---------
Income from Continuing Operations Before Provision for Income Taxes           $   2,366    $   4,377    $   3,554    $   7,640
Provision for Income Taxes                                                          880        1,696        1,268        2,872
                                                                              ---------    ---------    ---------    ---------
Income from Continuing Operations                                             $   1,486    $   2,681    $   2,286    $   4,768
Discontinued Operations: (6)(8)
   Income from Discontinued Operation - Specialty Films (Net of Provision
     for Income Taxes of $154, $1,209, $1,009 and $2,457, Respectively)             226        1,755        1,469        3,567
   Loss from Discontinued Operation - Pinole Point Steel (Net of Benefit
     for Income Taxes of $2,691, $1,941, $5,261 and $2,810, Respectively)        (3,867)      (2,794)      (7,561)      (4,045)
   Gain on Sale of Discontinued Operation - Specialty Films (Net of
     Provision for Income Taxes of $31,445)                                      38,787           --       38,787           --
   Loss on Discontinued Operation - Pinole Point Steel (Including Provision
     of $10,918 for Future Operating Losses, Net of Benefit for Income
     Taxes of $7,588)                                                           (42,248)          --      (42,248)          --
                                                                              ---------    ---------    ---------    ---------
Net Income (Loss)                                                             $  (5,616)   $   1,642    $  (7,267)   $   4,290
                                                                              =========    =========    =========    =========

Basic Net Income (Loss) Per Share:
Income from Continuing Operations                                             $    0.11    $    0.19    $    0.16    $    0.33
Income from Discontinued Operation - Specialty Films                               0.02         0.13         0.11         0.25
Loss from Discontinued Operation - Pinole Point Steel                             (0.28)       (0.20)       (0.54)       (0.28)
Gain on Sale of Discontinued Operation - Specialty Films                           2.78           --         2.79           --
Loss on Discontinued Operation - Pinole Point Steel                               (3.03)          --        (3.04)          --
                                                                              ---------    ---------    ---------    ---------
Basic Net Income (Loss) Per Share                                             $   (0.40)   $    0.12    $   (0.52)   $    0.30
                                                                              =========    =========    =========    =========
Diluted Net Income (Loss) Per Share:
Income from Continuing Operations                                             $    0.11    $    0.19    $    0.16    $    0.33
Income from Discontinued Operation - Specialty Films                               0.02         0.13         0.11         0.25
Loss from Discontinued Operation - Pinole Point Steel                             (0.28)       (0.20)       (0.54)       (0.28)
Gain on Sale of Discontinued Operation - Specialty Films                           2.75           --         2.76           --
Loss on Discontinued Operation - Pinole Point Steel                               (3.00)          --        (3.01)          --
                                                                              ---------    ---------    ---------    ---------
Diluted Net Income (Loss) Per Share                                           $   (0.40)   $    0.12    $   (0.52)   $    0.30
                                                                              =========    =========    =========    =========

Weighted Average Number of Common Shares Outstanding
   Used for Basic Net Income (Loss) Per Share                                    13,959       14,040       13,913       14,328
Dilutive Shares                                                                     137          145          127          172
                                                                              ---------    ---------    ---------    ---------
Weighted Average Number of Common Shares Outstanding
   Plus Dilutive Shares                                                          14,096       14,185       14,040       14,500
                                                                              =========    =========    =========    =========

Outstanding Common Stock Options Having No Dilutive Effect                        1,393        1,273        1,393        1,254
                                                                              =========    =========    =========    =========

         The accompanying notes are an integral part of these statements.

 Consolidated Balance Sheets
 Material Sciences Corporation and Subsidiaries


                                                                              August 31,             February 28,
                                                                                 2001                    2001
(In thousands)                                                                Unaudited                Audited
---------------------------------------------------------------------         ----------             ------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                                 $  83,238                $   2,419
    Receivables, Less Reserves of $3,432 and $3,121, Respectively (2)            33,281                   29,914
    Income Taxes Receivable                                                          --                    1,637
    Prepaid Expenses                                                              2,399                    2,254
    Inventories                                                                  22,791                   26,155
    Prepaid Taxes                                                                 2,333                    2,232
    Assets of Discontinued Operation, Net - Specialty Films (6)                      --                   41,887
    Assets of Discontinued Operation, Net - Pinole Point Steel (8)               75,000                  103,508
                                                                              ---------                ---------
      Total Current Assets                                                    $ 219,042                $ 210,006
                                                                              ---------                ---------

  Property, Plant and Equipment                                               $ 253,805                $ 251,929
  Accumulated Depreciation and Amortization                                    (140,300)                (133,465)
                                                                              ---------                ---------
      Net Property, Plant and Equipment                                       $ 113,505                $ 118,464
                                                                              ---------                ---------
  Other Assets:
    Investment in Joint Ventures                                              $  11,036                $  11,700
    Intangible Assets, Net (7)(10)                                                7,953                    3,579
    Other                                                                         1,839                    1,790
                                                                              ---------                ---------
      Total Other Assets                                                      $  20,828                $  17,069
                                                                              ---------                ---------
      Total Assets                                                            $ 353,375                $ 345,539
                                                                              =========                =========

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                         $  14,012                $   7,703
    Accounts Payable                                                             26,697                   22,493
    Accrued Payroll Related Expenses                                              7,613                   10,834
    Accrued Expenses                                                             11,243                    6,241
    Accrued Future Operating Losses - Pinole Point Steel (8)                     10,918                       --
    Income Taxes Payable                                                         22,480                       --
                                                                              ---------                ---------
      Total Current Liabilities                                               $  92,963                $  47,271
                                                                              ---------                ---------
  Long-Term Liabilities:
    Deferred Income Taxes                                                     $  10,315                $   5,665
    Long-Term Debt, Less Current Portion                                         91,538                  129,762
    Other                                                                        13,638                   13,105
                                                                              ---------                ---------
      Total Long-Term Liabilities                                             $ 115,491                $ 148,532
                                                                              ---------                ---------

Shareowners' Equity:
  Preferred Stock (3)                                                         $      --                $      --
  Common Stock (4)                                                                  363                      354
  Additional Paid-In Capital                                                     65,753                   63,334
  Treasury Stock at Cost (5)                                                    (34,813)                 (34,813)
  Retained Earnings                                                             113,618                  120,861
                                                                              ---------                ---------
      Total Shareowners' Equity                                               $ 144,921                $ 149,736
                                                                              ---------                ---------
      Total Liabilities and Shareowners' Equity                               $ 353,375                $ 345,539
                                                                              =========                =========


        The accompanying notes are an integral part of these statements.

 Consolidated Statements of Cash Flows (Unaudited)
 Material Sciences Corporation and Subsidiaries

                                                                               Three Months Ended      Six Months Ended
                                                                                   August 31,             August 31,
(In thousands)                                                                   2001       2000        2001       2000
-----------------------------------------------------------------------        --------   --------    --------   --------
Cash Flows From:
Operating Activities:
Net Income (Loss)                                                              $ (5,616)   $ 1,642    $ (7,267)  $  4,290
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
  (Used in) Operating Activities:
  Discontinued Operation, Net - Specialty Films (6)                                  43        962      (2,597)    (1,220)
  Discontinued Operation, Net - Pinole Point Steel (8)                            1,326     (1,617)      1,306      1,222
  Gain on Sale of Discontinued Operation - Specialty Films (6)                  (38,787)        --     (38,787)        --
  Loss on Discontinued Operation - Pinole Point Steel (8)                        42,248         --      42,248         --
  Depreciation and Amortization                                                   4,378      4,421       8,515      8,556
  Benefit for Deferred Income Taxes                                                 (56)      (509)     (1,432)      (296)
  Compensatory Effect of Stock Plans                                                737        677       1,536      1,368
  Other, Net                                                                        323        200         659        481
                                                                               --------    -------    --------   --------
     Operating Cash Flow Prior to Changes in Assets and Liabilities            $  4,596    $ 5,776    $  4,181   $ 14,401
                                                                               --------    -------    --------   --------

Changes in Assets and Liabilities:
  Receivables                                                                  $ (5,797)   $(1,983)   $ (1,840)  $ (2,949)
  Income Taxes Receivable                                                         1,057       (530)      1,637       (530)
  Prepaid Expenses                                                                  437        401        (145)    (1,316)
  Inventories                                                                     1,761     (2,274)      4,068     (2,819)
  Accounts Payable                                                               (3,931)     2,471      (1,093)     1,508
  Accrued Expenses                                                                4,030      2,191      (1,440)    (6,501)
  Income Taxes Payable                                                           (2,984)        --      (2,984)        --
  Other, Net                                                                        120       (208)        233       (667)
                                                                               --------    -------    --------   --------
     Cash Flow from Changes in Assets and Liabilities                          $ (5,307)   $    68    $ (1,564)  $(13,274)
                                                                               --------    -------    --------   --------
       Net Cash Provided by (Used in) Operating Activities                     $   (711)   $ 5,844    $  2,617   $  1,127
                                                                               --------    -------    --------   --------

Investing Activities:
Discontinued Operation, Net - Specialty Films (6)                              $   (762)   $  (721)   $ (6,508)  $ (1,289)
Discontinued Operation, Net - Pinole Point Steel (8)                             (1,168)      (252)     (1,303)    (1,267)
Cash Received from Sale of Specialty Films, Net (6)                             120,488         --     120,488         --
Capital Expenditures, Net                                                          (890)    (1,839)     (2,220)    (5,082)
Acquisition, Net of Cash Acquired                                                  (350)        --        (350)        --
Investment in Joint Ventures                                                         29     (1,767)         19     (1,841)
Other                                                                              (279)      (113)       (607)      (102)
                                                                               --------    -------    --------   --------
       Net Cash Provided by (Used in) Investing Activities                     $117,068    $(4,692)   $109,519   $ (9,581)
                                                                               --------    -------    --------   --------

Financing Activities:
Discontinued Operation, Net - Specialty Films (6)                              $   (300)   $  (303)   $   (294)  $   (309)
Net Proceeds (Payments) Under Lines of Credit                                   (35,200)     5,900     (24,500)    16,300
Payments of Debt                                                                   (138)      (124)     (7,415)      (244)
Purchase of Treasury Stock                                                           --     (6,730)         --    (12,016)
Issuance of Common Stock                                                            400         --         892        579
                                                                               --------    -------    --------   --------
       Net Cash Provided by (Used in) Financing Activities                     $(35,238)   $(1,257)   $(31,317)  $  4,310
                                                                               --------    -------    --------   --------

Net Increase (Decrease) in Cash                                                $ 81,119    $  (105)   $ 80,819   $ (4,144)
Cash and Cash Equivalents at Beginning of Period                                  2,119        105       2,419      4,144
                                                                               --------    -------    --------   --------
Cash and Cash Equivalents at End of Period                                     $ 83,238    $    --    $ 83,238   $     --
                                                                               ========    =======    ========   ========

Supplemental Cash Flow Disclosures:
  Non-Cash Investing and Financing Activities:
  Accrued Future Operating Losses - Pinole Point Steel (8)                     $ 10,918
  Accrued Expenses Related to Pinole Point Steel Disposition (8)                  2,825
  Deferred Payment for Goldbach Acquisition (7)                                   5,297


        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MATERIAL SCIENCES CORPORATION
                                 (In thousands)

The data for the three and six months ended August 31, 2001 and 2000 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 2001 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

(1) During the six months ended August 31, 2001 and 2000, the Company derived approximately 22.0% and 19.9%, respectively, of its sales from fees billed to Walbridge Coatings ("Partnership") by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $3,025 as of August 31, 2001 and no amount as of February 28, 2001.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,079,492 Shares Issued and 14,695,056 Shares Outstanding as of August 31, 2001 and 17,676,984 Shares Issued and 14,292,548 Shares Outstanding as of February 28, 2001.

(5) Treasury Stock at Cost; 3,384,436 Shares as of August 31, 2001 and as of February 28, 2001.

(6) On June 29, 2001, the Company completed the sale of substantially all of the assets of its Specialty Films segment, including its interest in Innovative Specialty Films, LLC, to Bekaert pursuant to the terms of the Purchase Agreement by and among MSC, MSC Specialty Films, Inc., Bekaert and N.V. Bekaert S.A., dated June 10, 2001. The Company received cash at closing of $122,137 and recorded an after-tax gain of $38,787 in the second quarter of fiscal 2002. The gain is subject to certain post-closing adjustments to the purchase price and expenses incurred as a result of the transaction. Net proceeds after taxes and transaction costs are estimated to be approximately $90,500. As a result of the sale, Specialty Films has been reported as a discontinued operation for the current and prior periods.

(7) On August 1, 2001, a subsidiary of the Company acquired the net assets of Goldbach Automobil Consulting ("GAC"), a European disc brake noise damper distributor and stamper. An initial payment of 1,525 Euros was made on September 26, 2001, and a payment of 4,490 Euros was made on October 5, 2001 (approximately $5,300 based on the foreign exchange rate as of August 31, 2001). In addition, contingent consideration may be paid based upon future earnings of the operation. As of August 31, 2001, the Company has recorded its initial purchase price allocation, which includes an allocation of $4,433 for intangibles related to the acquisition. The results of GAC are reported in the Engineered Materials segment.

(8) After reviewing various strategic alternatives for Pinole Point Steel, MSC's Board of Directors, on September 18, 2001, approved a plan to sell Pinole Point Steel, the Company's West Coast hot-dip galvanizing and coil coating operation. The Company is working with Credit Suisse First Boston and TC Graham Associates to assist in the sale. The Company expects to sell Pinole Point Steel during the next twelve months. Pinole Point Steel has been reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the segment. The provision for loss on discontinued operation, net of income taxes of Pinole Point Steel of $42,248 was recorded in the second quarter of fiscal 2002 and includes the write-down of assets of Pinole Point Steel ($28,505) to its estimated net realizable value of $75,000, an accrual for future operating losses during the next twelve months ($10,918) and disposition costs ($2,825).

     Net sales and loss from discontinued operation of Pinole Point Steel were as follows:

                                               Three Months Ended          Six Months Ended
                                                   August 31,                 August 31,
                                               2001          2000          2001         2000
                                               ----          ----          ----         ----
     Net Sales                               $35,550       $40,216       $67,924      $81,713
     Loss from Discontinued Operation,
       Net of Income Taxes                    (3,867)       (2,794)       (7,561)      (4,045)

     The loss from discontinued operation, net of income taxes for the three and six months ended August 31, 2001 and 2000 includes the allocation of consolidated interest expense of $2,038 and $4,506, respectively, as compared with $2,192 and $4,306 in the same periods last year, respectively. The loss on discontinued operation, net of income taxes of $42,248 includes the allocation of consolidated interest expense of $7,188 to be incurred during the next twelve months. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow.

(9) The Company terminated its line of credit on August 28, 2001, and the Company and the financial institutions party thereto have agreed to terminate all future commitments thereunder. The Company entered into a $20,000 committed line of credit on October 11, 2001. The agreement expires on October 11, 2004. The line of credit is secured by accounts receivable of the Company. A fee of .25% is charged for the unused portion of the line. At the Company's option, interest is at the bank's reference rate (5.5% as of October 11, 2001) or at LIBOR plus a margin (2.25% until February 28, 2002). The financial covenants include a fixed charge coverage ratio of not less than 1.0 to 1.0 commencing February 28, 2002; a liquidity ratio of not less than 1.5 to 1.0 commencing November 30, 2001; a minimum leverage ratio (4.0 to 1.0 as of November 30, 2001, 3.5 to 1.0 from February 28, 2002 through November 30, 2002, 3.0 to 1.0 from February 28, 2003 to November 30, 2003, and 2.5 to 1.0 thereafter); and minimum net worth of $140,000 plus 50% of cumulative consolidated net income accruing for fiscal years ending after November 30, 2001, and only for such periods that the Company's balance sheet leverage exceeds 2.0 to 1.0. There are no restrictions on the Company's use of its cash and cash equivalents at times when no borrowings are outstanding under the facility. No amounts are outstanding under this line of credit. The Company has letters of credit outstanding as of August 31, 2001 of $5,315. These letters of credit are cash collaterized.

(10) In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. MSC is assessing the potential impact, if any, which may be caused by the assessment of the impairment requirements of SFAS No. 142. MSC does not expect the new pronouncements to have a material effect on the financial position or results of operations of the Company.

(11) Business Segments: The Company reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. The Company's two business segments are Engineered Materials and Coated Products and Services. Corporate represents unallocated general corporate expenses. Sales between segments are recorded at market rates, and the related intercompany profit is eliminated in consolidation. The net sales on a geographic basis are not material. Information concerning the Company's business segments in the second quarter and first six months of fiscal 2002 and 2001 was as follows:

                                              Three Months Ended            Six Months Ended
                                                   August 31,                   August 31,
                                              2001          2000           2001           2000
                                              ----          ----           ----           ----

        Net Sales
        ---------
        Engineered Materials                $ 21,307        $23,888       $ 43,089       $ 45,320
        Coated Products and Services          46,801         50,457         92,485         98,641
        Eliminations                            (747)        (1,527)        (2,213)        (2,353)
                                            --------        -------       --------       --------
           Total                            $ 67,361        $72,818       $133,361       $141,608
                                            ========        =======       ========       ========

        Income Before Income Taxes
        --------------------------
        Engineered Materials                $  2,120        $ 2,955       $  4,074       $  5,860
        Coated Products and Services           3,239          4,474          5,015          8,113
        Corporate and Eliminations            (2,993)        (3,052)        (5,535)        (6,333)
                                            --------        -------       --------       --------
           Total                            $  2,366        $ 4,377       $  3,554       $  7,640
                                            ========        =======       ========       ========

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                      For The Quarter Ended August 31, 2001

                          PART I. FINANCIAL INFORMATION

                                 (In thousands)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

RESULTS OF OPERATIONS
---------------------

As a result of the sale of substantially all of the assets of the Company's Specialty Films segment, including MSC Specialty Films, Inc. ("MSC/SFI"), to Bekaert Corporation and its affiliates ("Bekaert") in the second quarter of fiscal 2002, and MSC's Board of Directors' approval of a plan to sell its Pinole Point Steel segment, both Specialty Films and Pinole Point Steel have been reported as discontinued operations for the current and prior periods.

Net sales from continuing operations in the second quarter of fiscal 2002 decreased 7.5% to $67,361 from $72,818 in the second quarter last year. For the six months ended August 31, 2001, net sales from continuing operations were $133,361, 5.8% lower than $141,608 in the same period last year. The decline in net sales for both periods was due to lower sales in the Engineered Materials and Coated Products and Services segments as described below.

The Company's gross profit margin for the second quarter of fiscal 2002 decreased to 18.8% as compared with 20.8% in the second quarter of fiscal 2001 mainly due to an unfavorable product mix in the Coated Products and Services segment. For the first six months of fiscal 2002, gross profit margin was 18.7% as compared with 20.9% in fiscal 2001. The decline in gross profit margin for the year-to-date period was due to an unfavorable product mix for the six months ended August 31, 2001, as well as lower capacity utilization and higher utility costs in the first quarter of fiscal 2002.

Selling, general and administrative ("SG&A") expenses were 15.4% of net sales in the second quarter of fiscal 2002 as compared with 14.1% in the same period last year. For the year-to-date period, SG&A expenses were 15.7% in fiscal 2002 as compared with 14.7% in fiscal 2001. The increase in SG&A percentage was mainly due to the decrease in net sales and severance expense related to employee terminations totaling $688 in the first quarter of fiscal 2002. For the second quarter of fiscal 2002, income before income taxes was $2,366, a 45.9% decrease from $4,377 in the second quarter last year. For the six-month period ended August 31, 2001, income before income taxes decreased 53.5% to $3,554 from $7,640 in the prior year.

The Company's two business segments are Engineered Materials and Coated Products and Services. The Engineered Materials segment includes the laminates and composites product group, which combines layers of metal and other materials designed to meet specific customer requirements for the automotive, electronics, lighting and appliance markets. The Coated

Products and Services segment includes the coil coating and electrogalvanizing product groups, which provides galvanized and prepainted products and services primarily to the automotive, building and construction, appliance and lighting markets.

Engineered Materials

Net sales of Engineered Materials for the second quarter of fiscal 2002 were $21,307, 10.8% lower than $23,888 in the second quarter of fiscal 2001. For the six months ended August 31, 2001, net sales of $43,089 decreased 4.9% from $45,320 in the same period last year. For both periods, higher shipments of Quiet Steel(R) for automotive dash panels and computer disk drives were more than offset by lower sales of disc brake noise dampers and other automotive materials. Income before income taxes for the second quarter of fiscal 2002 was $2,120, a 28.3% decline from $2,955 in the second quarter of fiscal 2001, mainly due to lower sales volume. For the first half of fiscal 2002, income before income taxes was $4,074, or 30.5% less than $5,860 in the prior year. The decline in income before income taxes in the year-to-date period was due to lower sales volume for the first six months of fiscal 2002 and a less favorable product mix, a one-time reorganization expense of $360 and a decline in capacity utilization during the first quarter of fiscal 2002.

In addition, on October 1, 2001, a customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company reserved $193 as of August 31, 2001, for the amount of accounts receivable outstanding for this customer as of October 1, 2001, which relate to sales prior to August 31, 2001. During the third quarter of fiscal 2002, the Company will reserve an additional $338 for accounts receivable outstanding as of October 1, 2001, which relate to sales in September 2001.

On August 1, 2001, a subsidiary of the Company acquired the net assets of Goldbach Automobil Consulting ("GAC"), a European disc brake noise damper distributor and stamper. An initial payment of 1,525 Euros was made on September 26, 2001, and a payment of 4,490 Euros was made on October 5, 2001 (approximately $5,300 based on the foreign exchange rate as of August 31, 2001). In addition, contingent consideration may be paid based upon future earnings of the operation. As of August 31, 2001, the Company has recorded its initial purchase price allocation, which includes an allocation of $4,433 for intangibles related to the acquisition.

Coated Products and Services

During the second quarter of fiscal 2002, net sales of Coated Products and Services decreased 7.2% to $46,801 as compared with $50,457 in the second quarter last year. For the six months ended August 31, 2001, net sales of $92,485 were 6.2% below $98,641 in the same period last year. Income before income taxes for the second quarter of fiscal 2002 decreased to $3,239, a 27.6% reduction from $4,474 in the second quarter last year. For the year-to-date period, income before income taxes was $5,015 in fiscal 2002, or 38.2% below $8,113 in fiscal 2001.

Coil coating income before income taxes declined in the second quarter of fiscal 2002 primarily due to lower sales volume to the automotive and building and construction markets as compared with the prior year. For the six-month period ending August 31, 2001, the decrease in income before income taxes was due to lower sales volume for the first half of fiscal 2002 and higher utility costs and a decline in capacity utilization during the first three months of fiscal 2002.

Electrogalvanizing income before income taxes decreased in the three and six months ended August 31, 2001, mainly due to an unfavorable product mix, somewhat offset by increased volume as compared with the same periods last year.

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

On December 29, 2000, LTV filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Sales to LTV through the Partnership were $2,971 in the second quarter of fiscal 2002. Although the Company believes that LTV's participation in the Partnership and the Partnership's processing services for LTV are valuable to the LTV estate, as evidenced by Walbridge Coatings being treated as a "critical vendor" under LTV's proceedings, there currently can be no assurance that the LTV bankruptcy will not result in a disruption of such relationships. As of August 31, 2001, the Partnership is continuing to make shipments to LTV under special credit arrangements. On March 21, 2001, the bankruptcy court approved debtor in possession financing for LTV. The Partnership has no pre-petition receivables outstanding and $1,525 of post-petition receivables outstanding as of August 31, 2001. MSC Pre Finish Metals Inc. has $274 of pre-petition receivables outstanding that are fully reserved and $49 of post-petition receivables outstanding as of August 31, 2001.

On October 15, 2001, BSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. MSC is in the process of determining the impact, if any, this filing may have on the financial position or the results of operations of the Company and the Partnership.

Total Other (Income) and Expense, Net and Income Taxes

Total other (income) and expense, net for the second quarter of fiscal 2002 was income of $58 as compared with $524 of expense for the second quarter of fiscal 2001. For the six months ended August 31, 2001, total other (income) and expense, net was expense of $403 versus $1,051 in the prior year. The variance in both periods was due to higher interest income and lower interest expense as a result of the cash proceeds received from the sale of the Company's Specialty Films segment during the second quarter of fiscal 2002. MSC's effective income tax rate for continuing operations was 37.2% in the second quarter of fiscal 2002 as compared with 38.7% for the same period last year. For the year-to-date period, the Company's effective income tax rate was 35.7% in fiscal 2002 as compared with 37.6% in fiscal 2001. The decrease in the effective income tax rate for both periods is due to the lower income before income taxes relative to tax credits and other permanent items.

Recent Development

As a result of the September 11, 2001 terrorist attacks on the United States and their significant effects on the automotive and building and construction markets, the Company's operating results are expected to be negatively impacted. It is too soon, however, for the Company to reasonably estimate the impact of these tragic events on the Company's future financial performance.

RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

Specialty Films

On June 29, 2001, the Company completed the sale of substantially all of the assets of its Specialty Films segment, including its interest in Innovative Specialty Films, LLC, to Bekaert pursuant to the terms of the Purchase Agreement by and among MSC, MSC/SFI, Bekaert and N.V. Bekaert S.A., dated June 10, 2001. The Company received cash at closing of $122,137 and recorded an after-tax gain of $38,787 in the second quarter of fiscal 2002. The gain is subject to certain post-closing adjustments to the purchase price and expenses incurred as a result of the transaction. Net proceeds after taxes and transaction costs are estimated to be approximately $90,500. As a result of the sale, Specialty Films has been reported as a discontinued operation for the current and prior periods.

Net sales of Specialty Films in the second quarter of fiscal 2002 through closing on June 29, 2001, were $5,209 as compared with $17,175 in the second quarter last year. For the first half of fiscal 2002, net sales were $21,578 as compared with $33,910 in the first six months of fiscal 2001. Income from discontinued operation, net of income taxes of Specialty Films for the second quarter of fiscal 2002 and 2001 was $226 and $1,755, respectively. For the year-to-date period, income from discontinued operation, net of income taxes in fiscal 2002 and 2001 was $1,469 and $3,567, respectively. The decrease in sales and income from discontinued operation, net of income taxes for both periods was due to the sale of substantially all of the assets of the Specialty Films segment on June 29, 2001.

Pinole Point Steel

After reviewing various strategic alternatives for Pinole Point Steel, MSC's Board of Directors, on September 18, 2001, approved a plan to sell Pinole Point Steel, the Company's West Coast hot-dip galvanizing and coil coating operation. The Company is working with Credit Suisse First Boston and TC Graham Associates to assist in the sale. The Company expects to sell Pinole Point Steel during the next twelve months. Pinole Point Steel has been reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the segment. The provision for loss on discontinued operation, net of income taxes of Pinole Point Steel of $42,248 was recorded in the second quarter of fiscal 2002 and includes the write-down of assets of Pinole Point Steel ($28,505) to its estimated net realizable value of $75,000, an accrual for future operating losses during the next twelve months ($10,918) and disposition costs ($2,825).

Net sales of Pinole Point Steel declined 11.6% to $35,550 in the second quarter of fiscal 2002 compared with $40,216 for the second quarter last year. For the six months ended August 31, 2001, net sales were $67,924, a 16.9% decrease from $81,713 in the same period last year. Pinole Point Steel's sales continue to be affected by the soft West Coast building and construction market. Loss from discontinued operation, net of income taxes of Pinole Point Steel in the second quarter of fiscal 2002 increased 38.4% to $3,867 from $2,794 in the prior year. For the first half of fiscal 2002, loss from discontinued operation, net of income taxes was $7,561, 86.9% higher than $4,045 in the same period last year. For both periods, the decline was due to deteriorating selling prices that more than offset the decrease in the cost of steel purchased, as well as lower volume and higher utility costs. The decline was partially offset by lower depreciation expense due to changes made to the estimated useful lives of the galvanizing and coil coating lines during the first quarter of fiscal 2002, which more accurately reflects the service lives of the assets.

The loss from discontinued operation, net of income taxes for the three and six months ended August 31, 2001 and 2000 includes the allocation of consolidated interest expense of $2,038 and $4,506, respectively, as compared with $2,192 and $4,306 in the same periods last year, respectively. The loss on discontinued operation, net of income taxes of $42,248 includes the allocation of consolidated interest expense of $7,188 to be incurred during the next twelve months. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the second quarter of fiscal 2002, MSC utilized $711 of cash from operating activities as compared with generating $5,844 in the second quarter last year. The decrease in cash generation was due mainly to higher accounts receivable and lower accounts payable, partially offset by lower inventory levels and higher accrued expenses. For the six months ended August 31, 2001, the Company generated $2,617 as compared with $1,127 in the same period last year. The increase in cash generation was due to lower inventory levels and higher accrued expenses, somewhat offset by lower accounts payable and lower net income. Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations decreased to $6,299 and $11,711 for the second quarter and first half of fiscal 2002, respectively, as compared with $9,053 and $16,609 for the same periods last year, respectively. MSC's capital expenditures from continuing operations during the second quarter and first six months of fiscal 2002 were $890 and $2,220, respectively, as compared with $1,839 and $5,082 in the same periods last year, respectively.

As of August 31, 2001, MSC's total debt decreased to $105,550 from $137,465 as of February 28, 2001. On June 29, 2001, the Company utilized a portion of the proceeds from the sale of substantially all of the assets of the Specialty Films segment to pay the total amount outstanding under its line of credit of $42,600. The Company has invested the remaining proceeds from the sale in high-grade securities. The Company is reviewing its alternative uses of the sale proceeds.

The Company terminated its line of credit on August 28, 2001, and the Company and the financial institutions party thereto have agreed to terminate all future commitments thereunder. The Company entered into a $20,000 committed line of credit on October 11, 2001. The agreement expires on October 11, 2004. The line of credit is secured by accounts receivable of the Company. A fee of .25% is charged for the unused portion of the line. At the Company's option, interest is at the bank's reference rate (5.5% as of October 11, 2001) or at LIBOR plus a margin (2.25% until February 28, 2002). The financial covenants include a fixed charge coverage ratio of not less than 1.0 to 1.0 commencing February 28, 2002; a liquidity ratio of not less than 1.5 to 1.0 commencing November 30, 2001; a minimum leverage ratio (4.0 to 1.0 as of November 30, 2001, 3.5 to 1.0 from February 28, 2002 through November 30, 2002, 3.0 to 1.0 from February 28, 2003 to November 30, 2003, and 2.5 to 1.0 thereafter); and minimum net worth of $140,000 plus 50% of cumulative consolidated net income accruing for fiscal years ending after November 30, 2001, and only for such periods that the Company's balance sheet leverage exceeds 2.0 to 1.0. There are no restrictions on the Company's use of its cash and cash equivalents at times when no borrowings are outstanding under the facility. No amounts are outstanding under this line of credit. The Company has letters of credit outstanding as of August 31, 2001 of $5,315. These letters of credit are cash collaterized.

The Company believes that its cash flow from operations, available financing, and cash on hand will be sufficient to fund its working capital needs, capital expenditures, acquisitions and debt payments.

MSC continues to participate in the implementation of settlements with the government for the clean-up of various Superfund sites. For additional information, refer to MSC's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. MSC is assessing the potential impact, if any, which may be caused by the assessment of the impairment requirements of SFAS No. 142. MSC does not expect the new pronouncements to have a material effect on the financial position or results of operations of the Company.

Certain statements contained in this report, including, without limitation, the estimated loss and estimated proceeds from the disposition of discontinued operation set forth in the financial statements, are forward-looking, based on current expectations, forecasts and assumptions. MSC cautions the reader that the following factors could cause MSC's actual outcomes and results to differ materially from those stated or implied in the forward-looking statements: the risk of the successful development and introduction of new products and technologies; competitive factors; changes in the business environment, including the automotive, building and construction and durable goods industries; effects of the terrorist attacks on September 11, 2001, or the general economic downturn, upon the Company's business; the risk that any of the assumptions made in preparing the estimated loss and estimated proceeds from the disposition of discontinued operation may prove inaccurate and that the actual loss or proceeds may be materially greater or less than the estimated loss or proceeds; increases in the prices of raw and other material inputs used by the Company; ability to identify and consummate a sale of Pinole Point Steel; adverse changes in government laws and regulations; environmental risks associated with the Company's manufacturing operations; and the other factors identified in Part II, Item 7 of the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended February 28, 2001.

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                      For the Quarter Ended August 31, 2001

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     On June 21, 2001, the Company held its Annual Meeting of Shareowners. Michael J. Callahan, Dr. Eugene W. Emmerich, G. Robert Evans, E. F. Heizer, Jr., Dr. Ronald A. Mitsch, Gerald G. Nadig, Dr. Mary P. Quin and Howard B. Witt, being eight nominees named in the Company's Proxy Statement, dated May 17, 2001, were elected at the Annual Meeting to serve as the Board of Directors by a majority vote of shareowners. The details of the vote were as follows:

         Name                      For                       Withheld Authority
         ----                      ---                       ------------------
Michael J. Callahan            11,431,229                       1,268,490
Dr. Eugene W. Emmerich         11,440,848                       1,258,871
G. Robert Evans                11,442,215                       1,257,504
E. F. Heizer, Jr.              10,452,390                       2,247,329
Dr. Ronald A. Mitsch           11,391,183                       1,308,536
Gerald G. Nadig                11,426,783                       1,272,936
Dr. Mary P. Quin               11,429,452                       1,270,267
Howard B. Witt                 11,432,460                       1,267,259

Item 5. Other Information
-------------------------

     Subsequent to the issuance of the Company's press release on September 20, 2001, which contained financial information on the Company's sales and earnings for the second quarter of fiscal 2002, a customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 1, 2001. As a result, the financial statements contained in this report include a reserve of $193 as of August 31, 2001, for the amount of accounts receivable outstanding for this customer as of October 1, 2001, which relate to sales prior to August 31, 2001.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Reports on Form 8-K
          -------------------
          On July 8, 2001, the Company filed a current report on Form 8-K, pursuant to Item 2, to indicate that it had completed the sale of substantially all of the assets of its Specialty Films segment to Bekaert Corporation and its affiliates. The Company filed, with the Form 8-K, the Purchase Agreement dated June 10, 2001, the press release related to the sale, the Company's Unaudited Pro Forma Condensed Consolidated Balance Sheet as of February 28, 2001 and the Company's Unaudited Pro Forma Condensed Consolidated Statements of Income (Loss) for the years ended February 28, 2001, February 29, 2000 and February 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 11th day of October, 2001.

                                     MATERIAL SCIENCES CORPORATION


                                      By:   /s/ Gerald G. Nadig
                                            -------------------------------
                                                Gerald G. Nadig
                                                Chairman, President
                                                and Chief Executive Officer



                                      By:   /s/ James J. Waclawik, Sr.
                                             ------------------------------
                                                James J. Waclawik, Sr.
                                                Vice President,
                                                Chief Financial Officer
                                                and Secretary

                          MATERIAL SCIENCES CORPORATION

                          Quarterly Report on Form 10-Q

                                Index to Exhibits



Exhibit Number    Description of Exhibit
--------------    ----------------------
     4(o)         Loan and Security Agreement Dated as of October 11, 2001
                  among Material Sciences Corporation and LaSalle Bank
                  National Association, The Northern Trust Company and LaSalle
                  Bank National Association, as Agent