Form 10-Q
period 2001-11-30
MATERIAL SCIENCES CORP
filed 2002-01-15
CIK 755003

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001
                          Commission File Number 1-8803


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

Yes   X     No___________
   -------

As of January 14, 2002, there were 14,711,996 outstanding shares of common stock, $.02 par value.

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                     For The Quarter Ended November 30, 2001

                      (In thousands, except per share data)

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

  (a)    Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Loss) (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                                Three Months Ended        Nine Months Ended
                                                                                   November 30,              November 30,
(In thousands, except per share data)                                            2001        2000          2001        2000
----------------------------------------------------------------------------  ---------    ---------    ---------    ---------
Net Sales (1)                                                                 $  63,249    $  70,281    $ 196,610    $ 211,889
Cost of Sales                                                                    51,495       55,950      159,971      167,987
                                                                              ---------    ---------    ---------    ---------
Gross Profit                                                                  $  11,754    $  14,331    $  36,639    $  43,902
Selling, General and Administrative Expenses                                     11,131       11,119       32,059       31,999
Restructuring Expenses (12)                                                       1,385            -        1,385            -
                                                                              ---------    ---------    ---------    ---------
Income (Loss) from Operations                                                 $    (762)   $   3,212    $   3,195    $  11,903
                                                                              ---------    ---------    ---------    ---------
Other (Income) and Expense:
   Interest (Income) Expense, Net                                             $    (496)   $     185    $    (854)   $     598
   Equity in Results of Joint Ventures                                              369          290        1,014          873
   Other, Net                                                                       193          131          309          186
                                                                              ---------    ---------    ---------    ---------
     Total Other Expense, Net                                                 $      66    $     606    $     469    $   1,657
                                                                              ---------    ---------    ---------    ---------
Income (Loss) from Continuing Operations Before Provision
   (Benefit) for Income Taxes                                                 $    (828)   $   2,606    $   2,726    $  10,246
Provision (Benefit) for Income Taxes                                               (509)         614          759        3,486
                                                                              ---------    ---------    ---------    ---------
Income (Loss) from Continuing Operations                                      $    (319)   $   1,992    $   1,967    $   6,760
Discontinued Operations: (7)(9)
   Income from Discontinued Operation - Specialty Films (Net of Provision
     for Income Taxes of $0, $814, $1,009 and $3,271, Respectively)                   -        1,182        1,469        4,749
   Loss from Discontinued Operation - Pinole Point Steel (Net of Benefit
     for Income Taxes of $0, $2,537, $5,261 and $5,347, Respectively)                 -       (3,652)      (7,561)      (7,697)
   Gain on Sale of Discontinued Operation - Specialty Films (Net of
     Provision for Income Taxes of $31,445)                                           -            -       38,787            -
   Loss on Discontinued Operation - Pinole Point Steel (Including Provision
     of $10,918 for Future Operating Losses, Net of Benefit for Income
     Taxes of $7,588)                                                                 -            -      (42,248)           -
                                                                              ---------    ---------    ---------    ---------
Net Income (Loss)                                                             $    (319)   $    (478)   $  (7,586)   $   3,812
                                                                              =========    =========    =========    =========

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations                                      $   (0.02)   $    0.15    $    0.14    $    0.48
Income from Discontinued Operation - Specialty Films                                  -         0.08         0.11         0.34
Loss from Discontinued Operation - Pinole Point Steel                                 -        (0.27)       (0.54)       (0.55)
Gain on Sale of Discontinued Operation - Specialty Films                              -            -         2.78            -
Loss on Discontinued Operation - Pinole Point Steel                                   -            -        (3.03)           -
                                                                              ---------    ---------    ---------    ---------
Basic Net Income (Loss) Per Share                                             $   (0.02)   $   (0.04)   $   (0.54)   $    0.27
                                                                              =========    =========    =========    =========

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations                                      $   (0.02)   $    0.14    $    0.14    $    0.47
Income from Discontinued Operation - Specialty Films                                  -         0.09         0.11         0.33
Loss from Discontinued Operation - Pinole Point Steel                                 -        (0.26)       (0.54)       (0.53)
Gain on Sale of Discontinued Operation - Specialty Films                              -            -         2.75            -
Loss on Discontinued Operation - Pinole Point Steel                                   -            -        (3.00)           -
                                                                              ---------    ---------    ---------    ---------
Diluted Net Income (Loss) Per Share                                           $   (0.02)   $   (0.03)   $   (0.54)   $    0.27
                                                                              =========    =========    =========    =========

Weighted Average Number of Common Shares Outstanding
   Used for Basic Net Income (Loss) Per Share                                    14,036       13,635       13,954       14,121
Dilutive Shares                                                                       -          252          137          261
                                                                              ---------    ---------    ---------    ---------
Weighted Average Number of Common Shares Outstanding
   Plus Dilutive Shares                                                          14,036       13,887       14,091       14,382
                                                                              =========    =========    =========    =========

Outstanding Common Stock Options Having No Dilutive Effect                        1,261        1,249        1,179        1,245
                                                                              =========    =========    =========    =========

         The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
Material Sciences Corporation and Subsidiaries


                                                                                             November 30,             February 28,
                                                                                                 2001                     2001
(In thousands)                                                                                Unaudited                 Audited
--------------------------------------------------------------------------------            --------------          --------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                                                  $  37,958               $   2,419
    Marketable Securities (13)                                                                    18,483                       -
    Receivables, Less Reserves of $4,221 and $3,121, Respectively (2)                             28,958                  29,914
    Income Taxes Receivable                                                                            -                   1,637
    Prepaid Expenses                                                                               2,422                   2,254
    Inventories                                                                                   24,839                  26,155
    Prepaid Taxes                                                                                  2,384                   2,232
    Current Assets of Discontinued Operation, Net - Specialty Films (7)                                -                  41,887
    Current Assets of Discontinued Operation, Net - Pinole Point Steel (9)                        79,272                 103,508
                                                                                              ----------              ----------
      Total Current Assets                                                                     $ 194,316               $ 210,006
                                                                                              ----------              ----------

  Property, Plant and Equipment                                                                $ 254,802               $ 251,929
  Accumulated Depreciation and Amortization                                                     (144,298)               (133,465)
                                                                                              ----------              ----------
      Net Property, Plant and Equipment                                                        $ 110,504               $ 118,464
                                                                                              ----------              ----------
  Other Assets:
    Investment in Joint Ventures                                                               $  10,695               $  11,700
    Intangible Assets, Net (8)(11)                                                                 8,329                   3,579
    Other                                                                                          1,818                   1,790
                                                                                              ----------              ----------
      Total Other Assets                                                                       $  20,842               $  17,069
                                                                                              ----------              ----------
      Total Assets                                                                             $ 325,662               $ 345,539
                                                                                              ==========              ==========
Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                                          $  14,028               $   7,703
    Accounts Payable                                                                              22,366                  22,493
    Accrued Payroll Related Expenses                                                               9,898                  10,834
    Accrued Expenses                                                                              10,951                   6,241
    Accrued Future Operating Losses - Pinole Point Steel (9)                                       7,327                       -
    Income Taxes Payable                                                                           2,452                       -
                                                                                              ----------              ----------
      Total Current Liabilities                                                                $  67,022               $  47,271
                                                                                              ----------              ----------

  Long-Term Liabilities:
    Deferred Income Taxes                                                                      $  10,233               $   5,665
    Long-Term Debt, Less Current Portion                                                          91,380                 129,762
    Other                                                                                         11,183                  13,105
                                                                                              ----------              ----------
      Total Long-Term Liabilities                                                              $ 112,796               $ 148,532
                                                                                              ----------              ----------

Shareowners' Equity:
  Preferred Stock (3)                                                                          $       -               $       -
  Common Stock (4)                                                                                   363                     354
  Additional Paid-In Capital                                                                      66,752                  63,334
  Treasury Stock at Cost (5)                                                                     (34,813)                (34,813)
  Retained Earnings                                                                              113,299                 120,861
  Accumulated Other Comprehensive Income (6) (13)                                                    243                       -
                                                                                              ----------              ----------
      Total Shareowners' Equity                                                                $ 145,844               $ 149,736
                                                                                              ----------              ----------
      Total Liabilities and Shareowners' Equity                                                $ 325,662               $ 345,539
                                                                                              ==========              ==========

        The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flow (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                                 Three Months Ended         Nine Months Ended
                                                                                     November 30,             November 30,
(In thousands)                                                                    2001         2000         2001         2000
----------------------------------------------------------------------------   ---------    ---------    ---------    ---------
Cash Flows From:
Operating Activities:
Net Income (Loss)                                                              $    (319)   $    (478)   $  (7,586)   $   3,812
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    (Used in) Operating Activities:
    Discontinued Operation, Net - Specialty Films (7)                                  -       (1,709)      (2,597)      (2,929)
    Discontinued Operation, Net - Pinole Point Steel (9)                          (4,090)        (827)      (2,784)         395
    Gain on Sale of Discontinued Operation - Specialty Films (7)                       -            -      (38,787)           -
    Loss on Discontinued Operation - Pinole Point Steel (9)                            -            -       42,248            -
    Depreciation and Amortization                                                  4,340        4,310       12,855       12,866
    Benefit for Deferred Income Taxes                                               (133)      (1,428)      (1,565)      (1,724)
    Compensatory Effect of Stock Plans                                               660          731        2,196        2,099
    Other, Net                                                                       370          285        1,029          766
                                                                               ---------    ---------    ---------    ---------
        Operating Cash Flow Prior to Changes in Assets and Liabilities         $     828    $     884    $   5,009    $  15,285
                                                                               ---------    ---------    ---------    ---------

Changes in Assets and Liabilities:
    Receivables                                                                $   2,829    $   2,123    $     989    $    (826)
    Income Taxes Receivable                                                            -          161        1,637         (369)
    Prepaid Expenses                                                                 (23)        (365)        (168)      (1,681)
    Inventories                                                                   (2,048)         136        2,020       (2,683)
    Accounts Payable                                                              (4,428)      (3,333)      (5,521)      (1,828)
    Accrued Expenses                                                              (3,645)        (330)      (5,085)      (6,831)
    Income Taxes Payable                                                         (20,028)           -      (23,012)           -
    Other, Net                                                                      (337)         (48)        (104)        (715)
                                                                               ---------    ---------    ---------    ---------
        Cash Flow from Changes in Assets and Liabilities                       $ (27,680)   $  (1,656)   $ (29,244)   $ (14,933)
                                                                               ---------    ---------    ---------    ---------
            Net Cash Provided by (Used in) Operating Activities                $ (26,852)   $    (772)   $ (24,235)   $     352
                                                                               ---------    ---------    ---------    ---------

Investing Activities:
Discontinued Operation, Net - Specialty Films (7)                              $       -    $    (500)   $  (6,508)   $  (1,789)
Discontinued Operation, Net - Pinole Point Steel (9)                                (179)        (243)      (1,482)      (1,510)
Cash Received from Sale of Specialty Films, Net (7)                                1,494            -      121,982            -
Capital Expenditures, Net                                                         (1,135)      (1,794)      (3,355)      (6,876)
Acquisition, Net of Cash Acquired (8)                                                (47)           -         (397)           -
Investment in Joint Ventures                                                         (28)        (758)          (9)      (2,599)
Purchases of Marketable Securities (13)                                          (20,512)           -      (20,512)           -
Proceeds from Sale of Marketable Securities (13)                                   2,056            -        2,056            -
Other                                                                               (274)        (213)        (881)        (315)
                                                                               ---------    ---------    ---------    ---------
            Net Cash Provided by (Used in) Investing Activities                $ (18,625)   $  (3,508)   $  90,894    $ (13,089)
                                                                               ---------    ---------    ---------    ---------

Financing Activities:
Discontinued Operation, Net - Specialty Films (7)                              $       -    $  (1,877)   $    (294)   $  (2,186)
Net Proceeds (Payments) Under Lines of Credit                                          -        6,700      (24,500)      23,000
Payments of Debt                                                                    (142)        (127)      (7,557)        (371)
Purchase of Treasury Stock                                                             -         (723)           -      (12,739)
Issuance of Common Stock                                                             339          676        1,231        1,255
                                                                               ---------    ---------    ---------    ---------
            Net Cash Provided by (Used in) Financing Activities                $     197    $   4,649    $ (31,120)   $   8,959
                                                                               ---------    ---------    ---------    ---------

Net Increase (Decrease) in Cash                                                $ (45,280)   $     369    $  35,539    $  (3,778)
Cash and Cash Equivalents at Beginning of Period                                  83,238           (3)       2,419        4,144
                                                                               ---------    ---------    ---------    ---------
Cash and Cash Equivalents at End of Period                                     $  37,958    $     366    $  37,958    $     366
                                                                               =========    =========    =========    =========

Supplemental Cash Flow Disclosures:
    Non-Cash Investing and Financing Activities:
    Accrued Future Operating Losses - Pinole Point Steel (9)                                             $   7,327
    Accrued Expenses Related to Pinole Point Steel Disposition (9)                                           2,825

         The accompanying notes are an integral part of these statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MATERIAL SCIENCES CORPORATION
                                 (In thousands)


The data for the three and nine months ended November 30, 2001 and 2000 have not been audited by independent public accountants but, in the opinion of the Company, reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's 2001 Annual Report to Shareowners and Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

(1) During the nine months ended November 30, 2001 and 2000, the Company derived approximately 20.8% and 20.3%, respectively, of its sales from fees billed to Walbridge Coatings ("Partnership") by a subsidiary of the Company for operating the Walbridge, Ohio facility.

(2) Includes trade receivables due from the Partnership of $418 as of November 30, 2001 and no amount as of February 28, 2001.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,115,366 Shares Issued and 14,730,930 Shares Outstanding as of November 30, 2001 and 17,676,984 Shares Issued and 14,292,548 Shares Outstanding as of
     February 28, 2001.

(5) Treasury Stock at Cost; 3,384,436 Shares as of November 30, 2001 and as of February 28, 2001.

(6)  Comprehensive Income (Loss):

                                                   Three Months Ended              Nine Months Ended
                                                   ------------------              -----------------
                                                      November 30,                    November 30,
                                                      ------------                    ------------
                                                   2001         2000               2001           2000
                                                   ----         ----               ----           ----
         Net Income (Loss)                        $(319)       $(478)            $(7,586)        $3,812
         Other Comprehensive Income:
              Foreign Currency Translation
              Adjustments                           181            -                 181              -
              Unrealized Gain on Marketable
              Securities                             62            -                  62              -
                                                  -----        -----             -------         ------
         Comprehensive Income (Loss)              $ (76)       $(478)            $(7,343)        $3,812
                                                  =====        =====             =======         ======

(7) On June 29, 2001, the Company completed the sale of substantially all of the assets of its Specialty Films segment, including its interest in Innovative Specialty Films, LLC, to Bekaert pursuant to the terms of the Purchase Agreement by and among MSC, MSC Specialty Films, Inc., Bekaert and N.V. Bekaert S.A., dated June 10, 2001. The

     Company received cash of $121,982 and recorded an after-tax gain of $38,787 in the second quarter of fiscal 2002. Net proceeds after taxes and transaction costs are estimated to be approximately $90,500. As a result of the sale, Specialty Films has been reported as a discontinued operation for all periods presented.

(8) On August 1, 2001, a subsidiary of the Company acquired the net assets of Goldbach Automobil Consulting ("GAC"), a European disc brake noise damper distributor and stamper. An initial payment of 1,525 Euros was made on September 26, 2001, and a payment of 4,490 Euros was made on October 5, 2001 (approximately $5,300 based on the foreign exchange rate as of August 31, 2001). In addition, contingent consideration may be paid based upon future earnings of the operation. As of August 31, 2001, the Company recorded its initial purchase price allocation, which included an allocation of $4,433 for intangibles related to the acquisition.

(9) After reviewing various strategic alternatives for Pinole Point Steel, MSC's Board of Directors, on September 18, 2001, approved a plan to sell Pinole Point Steel, the Company's West Coast hot-dip galvanizing and coil coating operation. The Company is working with Credit Suisse First Boston and TC Graham Associates to assist in the sale. The Company expects to sell Pinole Point Steel during the next nine months. Pinole Point Steel has been reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the segment. The provision for loss on discontinued operation, net of income taxes of Pinole Point Steel of $42,248 was recorded in the second quarter of fiscal 2002 and included the write-down of assets of Pinole Point Steel of $28,505 to its estimated net realizable value of $75,000, an accrual of $10,918 for future operating losses during the twelve-month period ending September 1, 2002 and disposition costs of $2,825. As of November 30, 2001, the net realizable value of Pinole Point Steel increased to $79,272 primarily due to an increase in working capital.

     Net sales and loss from discontinued operation of Pinole Point Steel were as follows:

                                                 Three Months Ended       Nine Months Ended
                                                 ------------------       -----------------
                                                     November 30,            November 30,
                                                     ------------            ------------
                                                  2001        2000        2001        2000
                                                  ----        ----        ----        ----
        Net Sales                               $34,267      $38,940     $102,191   $120,653
        Loss from Discontinued Operation,
         Net of Income Taxes                     (3,591)      (3,652)     (11,152)    (7,697)

     The loss from discontinued operation, net of income taxes for the three and nine months ended November 30, 2001 and 2000 includes the allocation of consolidated interest expense of $1,797 and $6,303, respectively, as compared with $2,282 and $6,588 in the same periods last year, respectively. The loss on discontinued operation recorded in the second quarter of fiscal 2002, net of income taxes of $42,248 includes the allocation of consolidated interest expense of $7,188 to be incurred during the twelve-month period ending September 1, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow.

(10) The Company entered into a new $20,000 committed line of credit on October 11, 2001. The agreement expires on October 11, 2004. No borrowings were outstanding under the line as of November 30, 2001. There were $5,315 in outstanding letters of credit at that date. A fee of .375% is charged for the unused portion of the line. At the Company's option, interest is at the bank's reference rate (5.75% as of November 30, 2001) or at LIBOR plus a margin (2.25% until February 28, 2002). The financial covenants include a fixed charge coverage ratio of not less than 1.0 to 1.0 commencing
     February 28, 2002; a liquidity ratio of not less than 1.5 to 1.0 commencing November 30, 2001; a minimum leverage ratio (4.0 to 1.0 as of November 30, 2001, 3.5 to 1.0 from February 28, 2002 through
     November 30, 2002, 3.0 to 1.0 from February 28, 2003 to November 30, 2003, and 2.5 to 1.0 thereafter); and minimum net worth of $140,000 plus 50% of cumulative consolidated net income accruing for fiscal years ending after November 30, 2001, and only for such periods that the Company's balance sheet leverage exceeds 2.0 to 1.0. However, compliance with the financial covenants is not required at times when the Company has cash collateralized its obligations under the line of credit. The Company did not meet the minimum leverage ratio as of November 30, 2001, and hence has cash collateralized its outstanding letters of credit. There are no restrictions on the Company's use of its cash and cash equivalents at times when no borrowings are outstanding under the facility. The line of credit is secured by certain accounts receivable of the Company.

(11) In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. MSC is assessing the potential impact, if any, which may be caused by the assessment of the impairment requirements of SFAS No.
     142. MSC does not expect the new pronouncements to have a material effect on the financial position or results of operations of the Company.

     In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets" which will become effective for the Company on March 1, 2002. This statement further refines the rules for accounting for long-lived assets and long-lived assets to be disposed of. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

(12) On November 15, 2001, the Company announced it implemented a reorganization and cost reduction program which is expected to save approximately $4,000 annually before income taxes. The program involves the reorganization of the Company's three continuing operations into a single business unit which will provide electronic, acoustical/thermal and coated metal materials-based solutions to a variety of markets. MSC believes that this more efficient structure will enable it to more effectively transfer skills, knowledge and technology throughout the Company. In the third quarter of fiscal 2002, MSC terminated 41 employees throughout various departments of the Company and recorded a restructuring charge of $1,385 for severance and other related costs. The Company paid $45 of the recorded reserve during the third quarter, and the remaining restructuring reserve was $1,340 as of November 30, 2001.

(13) During the third quarter of fiscal 2002, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in U.S. agency and corporate notes. These investments are expected to be held less than twelve months and are classified as marketable securities in the consolidated balance sheet. The Company recorded unrealized gains on its investments in marketable securities to adjust the carrying value of these investments to fair value. Unrealized gains were $62 as of November 30, 2001. The unrealized gains were classified as a component of accumulated other comprehensive income.

(14) Business Segments:
     The Company reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. As a result of the Company's restructuring program announced on November 15, 2001, MSC is reporting results for all periods on the basis of one segment.

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                     For The Quarter Ended November 30, 2001


                          PART I. FINANCIAL INFORMATION

                                 (In thousands)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         ------------

RESULTS OF OPERATIONS
---------------------

As a result of the sale of substantially all of the assets of the Company's Specialty Films segment, including MSC Specialty Films, Inc. ("MSC/SFI"), to Bekaert Corporation and its affiliates ("Bekaert") in the second quarter of fiscal 2002, and MSC's Board of Directors' approval of a plan to sell its Pinole Point Steel segment, both Specialty Films and Pinole Point Steel are reported as discontinued operations for all periods presented.

On November 15, 2001, the Company announced it implemented a reorganization and cost reduction program which is expected to save approximately $4,000 annually before income taxes. The program involves the reorganization of the Company's three continuing operations into a single business unit which will provide electronic, acoustical/thermal and coated metal materials-based solutions to a variety of markets. MSC believes that this more efficient structure will enable it to more effectively transfer skills, knowledge and technology throughout the Company. In the third quarter of fiscal 2002, MSC terminated 41 employees throughout various departments of the Company and recorded a restructuring charge of $1,385 for severance and other related costs. The Company paid $45 of the recorded reserve during the third quarter, and the remaining restructuring reserve was $1,340 as of November 30, 2001.

The Company reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. As a result of the Company's restructuring program, MSC is reporting results for all periods on the basis of one segment.

Net sales from continuing operations in the third quarter of fiscal 2002 were $63,249, 10.0% lower than $70,281 in the prior third quarter. For the nine months ended November 30, 2001, net sales from continuing operations decreased 7.2% to $196,610 from $211,889 in the same period last year. For the third quarter, sales of electronic-based applications increased 142.0% to $6,561 from $2,711 in the prior year period. For the year-to-date period, sales of electronic materials increased to $15,929, 130.7% higher than $6,904 last year. The increase for both periods was primarily due to growth in vibration damping metal composites sales for computer disk drive covers. Sales of acoustical/thermal materials declined 10.0% in the third quarter of fiscal 2002 to $13,827 as compared with $15,357 in the third quarter of fiscal 2001 due mainly to lower sales of noise damping composites for automotive engine parts, offset slightly by an increase in shipments of disc brake noise dampers. For the nine months ended November 30, 2001, acoustical/thermal material sales declined 11.8% to $42,423 from $48,100 in the prior year period. The decrease was due to lower sales of noise damping composites for both disc brakes and automotive engines, offset slightly by higher sales of Quiet Steel(R) for automotive dash panels. For the third quarter of fiscal 2002, sales of coated metal products declined 17.9% to $42,861 from $52,213 in the prior year's third quarter. For the nine months ended November 30, 2001, coated metal products sales decreased to $138,258, 11.9% lower than $156,885 last fiscal year. For both periods, the main contributors to the decreases were lower shipments of electrogalvanized steel to the automotive market and a decline in coil coated metal shipments to the building and construction market. These markets are, and continue to be, impacted by the slow economy and the uncertainties arising out of the unfortunate events that occurred on September 11, 2001.

The Company's gross profit margin for the third quarter of fiscal 2002 decreased to 18.6% as compared with 20.4% in the third quarter of fiscal 2001 mainly due to an unfavorable product mix. For the first nine months of fiscal 2002, gross profit margin was 18.6% as compared with 20.7% in fiscal 2001. The decline in gross profit margin for the year-to-date period was due to an unfavorable product mix for the nine months ended November 30, 2001, as well as lower capacity utilization and higher utility costs in the first quarter of fiscal 2002.

Selling, general and administrative ("SG&A") expenses were 19.8% of net sales in the third quarter of fiscal 2002 as compared with 15.8% in the same period last year. For the year-to-date period, SG&A expenses were 17.0% in fiscal 2002 as compared with 15.1% in fiscal 2001. The increase in SG&A percentage was due to the decrease in net sales and special charges of $1,385 relating to the Company's restructuring program and $899 related to receivables outstanding from two non-steel making customers at the time of their voluntary filings for reorganization under Chapter 11. For the third quarter of fiscal 2002, loss before income taxes was $828, as compared with income before income taxes of $2,606 in the third quarter last year. For the nine-month period ended
November 30, 2001, income before income taxes decreased 73.4% to $2,726 from $10,246 in the prior year.

On August 1, 2001, a subsidiary of the Company acquired the net assets of Goldbach Automobil Consulting ("GAC"), a European disc brake noise damper distributor and stamper. An initial payment of 1,525 Euros was made on September 26, 2001, and a payment of 4,490 Euros was made on October 5, 2001 (approximately $5,300 based on the foreign exchange rate as of August 31, 2001). In addition, contingent consideration may be paid based upon future earnings of the operation. As of August 31, 2001, the Company recorded its initial purchase price allocation, which included an allocation of $4,433 for intangibles related to the acquisition.

MSC serves the electrogalvanizing market through its 50% ownership interest in Walbridge Coatings, a partnership ("Partnership") among subsidiaries of MSC, Bethlehem Steel Corporation ("BSC") and LTV Corporation ("LTV"). The Partnership term expires on December 31, 2004. The Partnership also had a long-term toll processing agreement with ISPAT Inland Inc. (a former partner) which expired on December 31, 2001.

On December 29, 2000, LTV filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Sales to LTV through the Partnership were $2,460 in the third quarter of fiscal 2002 and $7,435 for the nine month ended November 30, 2001. As of November 30, 2001, the Partnership is continuing to make shipments to LTV under special credit arrangements. On November 20, 2001, LTV announced its intention to cease operations and filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code. The Company is currently reviewing its business alternatives under the definitive agreements, including a possible purchase of LTV's interest in the Partnership. The Partnership has no LTV pre-petition receivables outstanding and $408 of LTV post-petition receivables outstanding as of November 30, 2001. MSC Pre Finish Metals Inc. has $274 of LTV pre-petition receivables outstanding that are fully reserved and no LTV post-petition receivables outstanding as of November 30, 2001.

On October 15, 2001, BSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although the Company believes that BSC's participation in the Partnership and the Partnership's processing services for BSC are valuable to the BSC estate, as evidenced by Walbridge Coatings being treated as a critical vendor under BSC's proceedings, there currently can be no assurance that the BSC bankruptcy will not result in a disruption of such relationships. Sales to BSC through the Partnership were $7,304 in the third quarter of fiscal 2002. The Partnership has no BSC pre-petition receivables outstanding and $2,113 of BSC post-petition receivables outstanding as of November 30, 2001.

As the result of a major fire on December 15, 2001, at the Double Eagle Steel Coating Company ("DESCO"), a joint venture between U.S. Steel and Rouge Steel Company, the Company expects to supply some portion of DESCO's electrogalvanizing requirements for the next several months. In addition, MSC is pursuing other galvanizing and organic coating business to increase the utilization of the Partnership's facility in response to the loss of the LTV volume.

Total Other Expense, Net and Income Taxes

Total other expense, net for the third quarter of fiscal 2002 was $66 as compared with $606 for the third quarter of fiscal 2001. For the nine months ended November 30, 2001, total other expense, net was $469 versus $1,657 in the prior year. The variance in both periods was due to higher interest income and lower interest expense as a result of the cash proceeds received from the sale of the Company's Specialty Films segment during the second quarter of fiscal 2002. MSC's effective income tax rate for continuing operations was 61.5% (benefit) in the third quarter of fiscal 2002 as compared with 23.6% (provision) for the same period last year. For the year-to-date period, the Company's effective income tax rate was 27.8% in fiscal 2002 as compared with 34.0% in fiscal 2001. The variance in the effective income tax rate for both periods is due to the lower income before income taxes relative to tax credits and other permanent items.

RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

Specialty Films

On June 29, 2001, the Company completed the sale of substantially all of the assets of its Specialty Films segment, including its interest in Innovative Specialty Films, LLC, to Bekaert pursuant to the terms of the Purchase Agreement by and among MSC, MSC/SFI, Bekaert and N.V. Bekaert S.A., dated June 10, 2001. The Company received cash of $121,982 and recorded an after-tax gain of $38,787 in the second quarter of fiscal 2002. Net proceeds after taxes and transaction costs are estimated to be approximately $90,500. As a result of the sale, Specialty Films has been reported as a discontinued operation for all periods presented.

Pinole Point Steel

After reviewing various strategic alternatives for Pinole Point Steel, MSC's Board of Directors, on September 18, 2001, approved a plan to sell Pinole Point Steel, the Company's West Coast hot-dip galvanizing and coil coating operation. The Company is working with Credit Suisse First Boston and TC Graham Associates to assist in the sale. The Company expects to sell Pinole Point Steel during the next nine months. Pinole Point Steel has been reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the segment. The provision for loss on discontinued operation, net of income taxes of Pinole Point Steel of $42,248 was recorded in the second quarter of fiscal 2002 and included the write-down of assets of Pinole Point Steel of $28,505 to its estimated net realizable value of $75,000, an accrual of $10,918 for future operating losses during the twelve-month period ending September 1, 2002 and disposition costs of $2,825. As of November 30, 2001, the net realizable value of Pinole Point Steel increased to $79,272 primarily due to an increase in working capital.

Net sales of Pinole Point Steel declined 12.0% to $34,267 in the third quarter of fiscal 2002 compared with $38,940 for the third quarter last year. For the nine months ended November 30, 2001, net sales were $102,191, a 15.3% decrease from $120,653 in the same period last year. Pinole Point Steel's sales continue to be affected by the soft West Coast building and construction market, which has been further impacted by the uncertainties arising out of the unfortunate events of September 11, 2001. Loss from discontinued operation, net of income taxes of Pinole Point Steel in the third quarter of fiscal 2002 was $3,591 versus $3,652 in the prior year. For the first nine months of fiscal 2002, loss from discontinued operation, net of income taxes was $11,152, as compared with $7,697 in the same period last year. The increase in loss from discontinued operation was due to deteriorating selling prices that more than offset the decrease in the cost of steel purchased, as well as lower volume and higher utility costs. This was partially offset by lower depreciation expense due to changes made to the estimated useful lives of the galvanizing and coil coating lines during the first quarter of fiscal 2002, which more accurately reflects the service lives of the assets.

The loss from discontinued operation, net of income taxes for the three and nine months ended November 30, 2001 and 2000 includes the allocation of consolidated interest expense of $1,797 and $6,303, respectively, as compared with $2,282 and $6,588 in the same periods last year, respectively. The loss on discontinued operation, net of income taxes of $42,248 includes the allocation of consolidated interest expense of $7,188 to be incurred during the twelve-month period ending September 1, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow.

Other

A ruling by the U.S. government under Section 201 of the Trade Act of 1974 related to the importing of steel-based substrates into the U.S. is expected in the first quarter of fiscal 2003. At this time, the Company cannot determine the impact, if any, that the ruling will have on MSC's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the third quarter of fiscal 2002, MSC utilized $26,852 of cash from operating activities as compared with $772 in the third quarter last year. The decrease in cash generation was due mainly to the payment of income taxes related to the gain on the sale of Specialty Films, as well as higher inventories and lower accounts payable and accrued expenses, partially offset by lower receivables. For the nine months ended November 30, 2001, the Company utilized $24,235 of cash as compared with generating $352 in the same period last year. The decrease in cash generation was due mainly to the previously mentioned income tax payment, as well as lower accounts payable and accrued expenses and lower net income, offset somewhat by lower receivable and inventory levels. Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations decreased to $3,016 and $14,727 for the third quarter and first nine months of fiscal 2002 and 2001, respectively, as compared with $7,101 and $23,710 for the same periods last year, respectively. MSC's capital expenditures from continuing operations during the third quarter and first nine months of fiscal 2002 were $1,135 and $3,355, respectively, as compared with $1,794 and $6,876 in the same periods last year, respectively.

As of November 30, 2001, MSC's total debt decreased to $105,408 from $137,465 as of February 28, 2001. On June 29, 2001, the Company utilized a portion of the proceeds from the sale of substantially all of the assets of the Specialty Films segment to pay off the total amount outstanding under its previous line of credit of $42,600. The Company has invested the remaining proceeds from the sale in marketable securities and money market funds. The Company is reviewing alternative uses for the sale proceeds.

The Company entered into a $20,000 committed line of credit on October 11, 2001. The agreement expires on October 11, 2004. No borrowings were outstanding under the line as of November 30, 2001. There were $5,315 in outstanding letters of credit at that date. A fee of .375% is charged for the unused portion of the line. At the Company's option, interest is at the bank's reference rate (5.75% as of November 30, 2001) or at LIBOR plus a margin (2.25% until February 28,
2002). The financial covenants include a fixed charge coverage ratio of not less than 1.0 to 1.0 commencing February 28, 2002; a liquidity ratio of not less than
1.5 to 1.0 commencing November 30, 2001; a minimum leverage ratio (4.0 to 1.0 as of November 30, 2001, 3.5 to 1.0 from February 28, 2002 through November 30, 2002, 3.0 to 1.0 from February 28, 2003 to November 30, 2003, and 2.5 to 1.0 thereafter); and minimum net worth of $140,000 plus 50% of cumulative consolidated net income accruing for fiscal years ending after November 30, 2001, and only for such periods that the Company's balance sheet leverage exceeds 2.0 to 1.0. However, compliance with the financial covenants is not required at times when the Company has cash collateralized its obligations under the line of credit. The Company did not meet the minimum leverage ratio as of November 30, 2001, and hence has cash collateralized its outstanding letters of credit. There are no restrictions on the Company's use of its cash and cash equivalents at times when no borrowings are outstanding under the facility. The line of credit is secured by certain accounts receivable of the Company.

The Company believes that its cash flow from operations, cash on hand and marketable securities will be sufficient to fund its working capital needs, capital expenditures, acquisitions and debt payments.

During the third quarter of fiscal 2002, the potentially responsible party committee of the Kingsbury, Indiana Superfund site accepted a buyout proposal to complete the remaining cleanup at the Kingsbury site in exchange for an up-front payment. In early December 2001, the Company paid $2,047 for its portion of the buyout, which is approximately the amount reserved by the Company. The outstanding letter of credit for approximately $3,200 will be canceled in the fourth quarter of fiscal 2002. For additional information on environmental matters, please refer to MSC's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. MSC is assessing the potential impact, if any, which may be caused by the assessment of the impairment requirements of SFAS No. 142. MSC does not expect the new pronouncements to have a material effect on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets" which will become effective for the Company on March 1, 2002. This statement further refines the rules for accounting for long-lived assets and long-lived assets to be disposed of. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Certain statements contained in this report, including, without limitation, the estimated loss and estimated proceeds from the disposition of discontinued operation set forth in the financial statements, are forward-looking, based on current expectations, forecasts and assumptions. MSC cautions the reader that the following factors could cause MSC's actual outcomes and results to differ materially from those stated or implied in the forward-looking statements: the risk of the successful development and introduction of new products and technologies; competitive factors; changes in the business environment, including the automotive, building and construction and durable goods industries; the risk that any of the assumptions made in preparing the estimated loss and estimated proceeds from the disposition of discontinued operation may prove inaccurate and that the actual loss or proceeds may be materially greater or less than the estimated loss or proceeds; revenue expectations as a result of supplying a portion of DESCO's electrogalvanizing requirements; increases in the prices of raw and other material inputs used by the Company; acts of war or terrorism, including the uncertainties arising out of the unfortunate events of September 11, 2001; adverse changes in government laws and regulations (including the ruling under Section 201 of the Trade Act of 1974); environmental risks associated with the Company's manufacturing operations; and the other factors identified in Part II, Item 7 of the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

                     For the Quarter Ended November 30, 2001


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Reference is made to the attached Index to Exhibits.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 14th day of January, 2002.

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