Form 10-K
period 2002-02-28
MATERIAL SCIENCES CORP
filed 2002-05-08
CIK 755003

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                                      [X]
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: February 28, 2002

                                      OR

                                      [_]
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _ to _

                        Commission file number: 1-8803

                         MATERIAL SCIENCES CORPORATION
            (Exact name of registrant as specified in its charter)

                      DELAWARE                 95-2673173
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

              2200 EAST PRATT BOULEVARD
                 ELK GROVE VILLAGE,
                      ILLINOIS                    60007
                (Address of principal
                 executive offices)            (Zip Code)

       Registrant's telephone number, including area code: 847-439-8270

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
                  Title of each class             on which registered
                  -------------------            ---------------------
        Common Stock, $.02 par value (including New York Stock Exchange
          Preferred Stock Purchase Rights)

Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _     No _X_

================================================================================

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock of the registrant held by shareowners (not including any voting stock owned by directors or executive officers of the registrant (such exclusion shall not be deemed an admission that any such person is an affiliate of the registrant)) of the registrant was approximately $136,356,449 as of April 22, 2002 (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

   As of April 22, 2002, the registrant had outstanding an aggregate of 14,749,656 shares of its Common Stock.

                      Documents Incorporated by Reference

   Portions of the following documents are incorporated herein by reference into the indicated part of this Form 10-K:

                                                                                    Part of Form 10-K
                                    Document                                     into which incorporated
                                    --------                                     -----------------------
Registrant's Proxy Statement for the Annual Meeting of Shareowners to be held on
 June 20, 2002                                                                          Part III

                                    PART I

ITEM 1.  BUSINESS

  Overview

   Material Sciences Corporation (unless otherwise indicated by the context, including its subsidiaries, "MSC" or "Company") designs, manufactures and markets materials-based solutions. The Company is organized under one business segment--MSC Engineered Materials and Solutions Group ("EMS"). The Company is re-evaluating the strategic position, growth and Economic Value Added ("EVA(R)") potential of portions of its business. Depending on available options, the Company may decide to invest or disinvest with the objective of creating additional value for shareowners.

   In fiscal year 2001, MSC operated under four segments: Coated Products and Services; Engineered Materials; Specialty Films; and Pinole Point Steel. The Specialty Films segment was sold on June 29, 2001, and the Company's Board of Directors approved a plan to sell Pinole Point Steel on September 18, 2001. Both of these segments have been reported as discontinued operations since August 31, 2001. In November 2001, the Company announced a reorganization and new operating structure whereby the previous business units and management structures were eliminated, resulting in one reportable segment, EMS. The Company's new operating structure has common functional departments such as sales, marketing, operations, accounting and human resources that report to EMS management.

   The Company focuses on providing materials-based solutions for electronic, acoustical/thermal and coated metal applications. The electronic materials-based solutions include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems and enhance performance. The acoustical/thermal materials-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and thermal energy. The coated metal materials-based solutions include coil coated and electrogalvanized ("EG") protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company's materials-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets.

   The electronic and acoustical/thermal products are primarily manufactured and marketed as MSC's own products. With coated metal applications, MSC generally acts as a "toll coater" by processing its customers' metal for a fee, without taking ownership of the metal.

   On January 31, 2002, the Company expanded its electronic materials-based solutions by entering into an exclusive license agreement with TouchSensor Technologies, LLC ("TST"). This agreement provides for MSC to manufacture, use and sell TST's patented field-effect touchsensing technology for sensors, switches, displays and interface solutions in the consumer-electronics and transportation markets. There were no sales in fiscal 2002. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount (see Note 14 of the Notes to the Consolidated Financial Statements entitled "Contractual Commitment," on page 43). In general, the exclusive license period is at least four years ending on Feburary 28, 2006.

   The Pinole Point Steel business, which is reported as a discontinued operation, provides hot-dip galvanized and prepainted product primarily to the building and construction market. On April 30, 2002, the Company announced that it entered into a binding letter of intent with Grupo IMSA, S.A. de C.V. for the sale of substantially all of the assets and assumption of certain liabilities of the Pinole Point Steel business, subject to the satisfaction of closing conditions.

   Headquartered near Chicago, the Company, through Material Sciences Corporation, Engineered Materials and Solutions Group Inc., formerly known as MSC Pre Finish Metals Inc., ("EMS"), MSC Pinole Point Steel Inc. ("MSCPPS"), MSC Walbridge Coatings Inc. ("MSCWC") and MSC Laminates and Composites Inc.

("MSCLC") subsidiaries, operates 9 manufacturing plants in the United States and Europe. EMS operates three facilities in Elk Grove Village, Illinois, one facility in Morrisville, Pennsylvania, one facility in Middletown, Ohio, one facility in Eisenach, Germany and MSCWC, a subsidiary of EMS, operates a facility in Walbridge, Ohio, on behalf of Walbridge Coatings, An Illinois Partnership ("Partnership"), owned by MSCWC, Bethlehem Steel Corporation ("BSC") and a subsidiary of LTV Corporation, Inc. ("LTV"). MSCPPS operates one coil coating and one galvanizing facility in Richmond, California. MSCLC also has a 50% interest in a facility in Brazil with Tekno S.A. ("Tekno"), a joint venture partnership formed in November 2000.

   Additional information concerning certain transactions and events is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 below.

   MSC, a Delaware corporation, was founded in 1971 and has been a publicly traded company since 1984. The principal executive offices of the Company are located at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, and its telephone number is (847) 439-8270.

MSC Engineered Materials and Solutions Group

   EMS laminates, coats and electrogalvanizes various types of metal. EMS also manufactures composites typically consisting of steel or other metals in combination with polymers or other materials to achieve specific properties, such as noise and vibration reduction and thermal insulation (electronic and acoustical/thermal materials). These products consist of functionally engineered materials that are designed to meet specific customer requirements. Products largely result from the Company's research and development efforts and the proprietary equipment and processes designed and implemented by its engineering and manufacturing organizations. The Company supplies its electronic, acoustical/thermal and coated metal materials to a variety of markets both in the United States and internationally. The majority of these materials are used in the automotive, building and construction, electronics, lighting and appliance markets. The major products included in the electronic materials-based solutions product group are computer hard disk drives, storage racks and electronic cabinets and boxes. The major products included in the acoustical/thermal materials-based solutions product group are disc brake noise dampers and Quiet Steel(R) for automotive body panels, oil pans, valve covers, front engine covers and heat shields. The major products included in the coated metal materials-based solutions product group are coil coated and electrogalvanized protective and decorative coatings for use as automotive body skins, metal building skins, appliance cabinets (refrigerators, freezers and other appliances), heating and ventilation applications, lighting fixtures and metal furniture.

  Electronic Materials-Based Solutions

   NRGDamp(TM) is MSC's proprietary laminated metal used to manufacture disk drive covers to reduce vibrational noise and improve performance. Although hard drives are best known for storing data in computers, they are quickly being adopted for a number of other products such as set-top boxes, home servers, television receivers, audio/video juke boxes and digital video recorders. The need for vibration damping in data-storage applications also extends to storage racks and brackets.

  Acoustical/Thermal Materials-Based Solutions

   The disc brake noise damper market developed as manufacturers moved to asbestos-free brake linings. The increased brake noise these linings produce can be virtually eliminated by the composite materials pioneered by the Company. The Company believes its material is used in over 50% of the domestic disc brake noise dampers manufactured for the original equipment market and the aftermarket.

   Quiet Steel is a multilayer composite consisting of various metals, coatings and other materials, typically consisting of metal outer skins surrounding a thin viscoelastic core material. Quiet Steel is engineered to meet a variety of needs. The Company believes it is a leader in developing and manufacturing continuously processed coated materials that reduce noise and vibration and create thermal barriers. The automotive industry is currently the largest market for metal composites, which are being used to replace solid sheet metal parts, including body panels, oil pans, valve covers, front engine covers and heat shields. Quiet Steel is also being evaluated for use in floor pans and other internal components to help reduce road noise. Quiet Steel is also found in a number of other products, including lawn mower engines, appliances and air conditioners. Other uses are under evaluation. The Company produces Quiet Steel at both its Elk Grove Village, Illinois location and at the Walbridge Coatings location in Ohio.

  Coated Metal Materials-Based Solutions

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

   MSCWC, through its participation in the Partnership, primarily serves the automotive market by electrogalvanizing steel coils. EG is the primary corrosion-resistant steel product used to manufacture automobile and light-truck body skins. Domestic demand for EG began in 1985, and the Company believes that it will continue as automobile manufacturers respond to consumer demands for longer warranty protection against rust and, to a lesser extent, due to increased applications for EG in the appliance and other non-automotive markets.

   Through the Partnership, MSCWC electrogalvanizes zinc and zinc-alloy coatings and applies organic coatings onto sheet metal in coil form. MSCWC offers a full complement of pure zinc and zinc-nickel plated products with or without organic coatings or top coats that offer corrosion, forming or cosmetic advantages over competitive products (such as plastic and hot-dip galvanized) to the automotive as well as other markets. Demand for coatings over the electrogalvanized plating has increased due to greater corrosion expectations of steel products and enhanced cosmetic requirements. The Partnership's facility is the only facility in North America capable of meeting, in a single pass through its line, the demand for this full complement of products. During fiscal 2001, laminating capability was added to the Partnership's facility in order to produce Quiet Steel for acoustical/thermal applications.

   On July 23, 1999, a subsidiary of BSC sold a portion of its ownership interest in the Partnership to LTV. LTV purchased a 16.5% equity interest in the Partnership from BSC, providing LTV access to 33% of the facility's available line time. In conjunction with the sale, the Partnership term was extended from December 31, 2001 to December 31, 2004. The Company maintained its 50% ownership interest in the Partnership.

   On December 29, 2000, LTV filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On November 20, 2001, LTV announced its intention to cease operations and filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As of February 28, 2002, the Partnership had no LTV pre-petition receivables outstanding and $0.7 million of LTV post-petition receivables outstanding. All LTV post-petition receivables were collected subsequent to fiscal year-end. As of February 28, 2002, MSC had $0.3 million of LTV pre-petition receivables outstanding that are fully reserved and no LTV post-petition receivables outstanding. On April 23, 2002, the Company entered into a purchase agreement with LTV for the acquisition of all the LTV interests in the Partnership ("LTV Transaction"). The purchase is subject to the completion of requirements under the order of the Bankruptcy Court dated March 21, 2001, as modified on November 7, 2001, relating to the sale of assets for proceeds. MSC expects to close the LTV Transaction in May 2002. Sales to LTV through the Partnership were $8.2 million in fiscal 2002.

   On October 15, 2001, BSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Partnership is being treated as a critical vendor under BSC's proceedings. Sales to BSC through the Partnership were $32.7 million in fiscal 2002. As of February 28, 2002, the Partnership had no BSC pre-petition receivables outstanding and $4.5 million of BSC post-petition receivables outstanding. The BSC post-petition receivables are judged to be collectible in full, and therefore, no reserve was recorded as of February 28, 2002.

   BSC continues to participate in the Partnership and furnish EG to the automotive industry. The Company believes that the Partnership's processing services are valuable to the BSC estate, however, there can be no assurance that the BSC bankruptcy will not result in further disruption of the business of the Partnership. MSC has the right to utilize available line time to the extent BSC and LTV do not order Partnership services. In fiscal 2002, MSC utilized 18.3% of the available line time.

   On December 15, 2001, a major fire destroyed an electrogalvanizing facility owned by the Double Eagle Steel Coating Company ("DESCO"), a joint venture between U.S. Steel Corporation and Rouge Steel Company. Although DESCO has announced its intention to rebuild the facility, the Partnership is currently servicing both U.S. Steel Corporation and Rouge Steel Company, in addition to BSC, ISPAT Inland Inc. and other customers with EG and other services. MSC anticipates that the Partnership will operate at near capacity for the next six to twelve months. Due to uncertainty in the economy and bankruptcies experienced in the steel industry, however, no assurance can be made as to the Partnership's future production levels.

   BSC, LTV and the other mills utilizing the Partnership's facility are major suppliers of sheet steel to the United States automobile industry. The orders for the Partnership's toll coating services are primarily and independently generated by BSC, LTV and MSC for their respective customers, although the Partnership may also accept orders from outside third parties to the extent available capacity and production schedules permit. Sales to third parties were $6.5 million in fiscal 2002. The Partnership's pricing of services to BSC, LTV and MSC is contractually based, while pricing of services to other customers is market driven. MSC has production rights to 4% of the available line time at the Partnership's EG facility and will acquire an additional 33% of the available line time upon the closing of the LTV Transaction.

   MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. Net sales to the Partnership represented 21%, 20% and 24% of MSC's net sales in fiscal 2002, 2001 and 2000, respectively. The fees consist of a variable portion, based on the production volumes and product mix, and a fixed portion, including taxes, rent, insurance and the fixed portion of electricity. The overall profitability depends on MSCWC's processing skill and efficiency. In addition, the Company shares in the benefits from the sale of EG and other coated metal products processed at the Partnership's EG facility to third party customers.

Pinole Point Steel

   The Company's Board of Directors approved a plan to sell Pinole Point Steel on September 18, 2001 and, therefore, is disclosing it as a discontinued operation (see Note 12 of the Notes to the Consolidated Financial Statements entitled "Discontinued Operations," on page 43). On April 30, 2002, the Company announced that it entered into a binding letter of intent with Grupo IMSA, S.A. de C.V. for the sale of substantially all of the assets and assumption of certain liabilities of the Pinole Point Steel business, subject to the satisfaction of closing conditions. The Pinole Point Steel operation provides hot-dip galvanized ("HDG") and prepainted product primarily to the building and construction market. HDG is a continuous, high-speed, roll-to-roll process for depositing zinc on steel. HDG deposits zinc onto steel by immersing the steel strip into a molten bath of zinc (hot-dip) making it corrosion resistant. Zinc, in the presence of a corrosive environment, will sacrifice itself to protect the steel. As such, zinc gives the maximum sacrificial protection to steel in the greatest number of applications. HDG steel may be used as is or can be painted, resulting in enhanced corrosion protection and versatility.

   MSCPPS's products are primarily used by the building and construction market where they are manufactured into such products as roofing, siding, doors, duct work, lighting fixtures and a wide variety of other structural components. MSCPPS generally takes ownership of the metal it processes.

   On March 5, 2002, President George W. Bush announced the imposition of trade tariffs on certain steel imports to the U.S. MSC believes that these tariffs place significant restrictions on the availability and cost of steel to its Pinole Point Steel operation. The Company has filed for exclusion from these tariffs with the U.S. Department of Commerce. To the extent the tariffs cannot be avoided and the business is not sold, the Company will review the potential closure of all or a portion of the Pinole Point Steel operation due to the lack of availability of steel and increased costs of steel substrate, which could result in additional costs.

Competition

   The market for electronic and acoustical/thermal materials-based solutions is competitive, both domestically and internationally. There are competitors in each product market served by the Company, some of which have greater resources than the Company. The Company believes, however, that its technology, product development capability, technical support and customer service place it in a strong competitive position in these markets.

   The coated metal materials-based solutions process competes with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping and brushing. The Company expects that, although there can be no assurance in this regard, the market penetration of coated metal (coil coating) will increase as a result of more stringent environmental regulation and the energy efficiency, quality and cost advantages provided by prepainted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations. The Company believes it is one of the largest coil coaters, with approximately 10% of the total tons processed in the United States in calendar 2001. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of quality, price, customer service, technical support and product development capability.

   Competition in the production and sale of EG steel for the automotive industry comes from other steel companies that, either directly or through joint ventures, produce EG steel on six manufacturing lines in the United States, including ISPAT Inland Inc.'s other facility. Limited quantities of EG steel also are imported into the United States from foreign steel suppliers. The Company believes that the Partnership's line is well-positioned to serve the current and expected end-users of EG steel. The use of automotive quality hot-dip galvanized steel has been introduced by the steel industry and is beginning to make inroads into the EG market. The Company is unable to determine the effect, if any, on the market resulting from the existence of excess capacity, the entrance of additional capacity, improved galvanizing technology or the substitution of other materials.

International

   The Company believes that significant opportunities exist internationally, particularly for the Company's computer hard disk drive materials, disc brake noise damper materials and Quiet Steel products. As a percentage of net sales, direct export sales represented 15%, 11% and 6% in fiscal 2002, 2001 and 2000, respectively.

   The Company has certain distribution agreements and licensing and royalty agreements with agents and companies in Europe, Latin America and the Far East that cover computer hard disk drive materials, disc brake noise dampers, Quiet Steel and lighting products. These agreements provide the Company with opportunities for market expansion in those geographic areas.

   The Company is pursuing a variety of other business relationships, including direct sales, distribution agreements, licensing, acquisitions and other forms of partnering to increase its international sales and expand its international presence.

Marketing and Sales

   The Company markets its electronic, acoustical/thermal and coated metal products, services and technologies primarily through its in-house sales and marketing organization and also through independent distributors, agents and licensees. The Company focuses its sales efforts on manufacturers, but also sells to steel mills and their intermediaries, metal service centers and metal brokers. In fiscal 2002, BSC and LTV were the primary marketing partners for EG steel. EMS currently markets products using the EMS production rights to 4% of the available line time at the Partnership's EG facility and will market an additional 33% of the available line time upon the closing of the LTV Transaction.

   All of the Company's selling activities are supported by technical service departments that aid the customer in the choice of available materials and their use in the customer's manufacturing process.

   The Company estimates that customers in the building products market were the end-users for approximately 22%, 22% and 21% of MSC's net sales in fiscal 2002, 2001 and 2000, respectively. The Company also estimates the original equipment and aftermarket segment of the transportation industry were the end-users for approximately 48%, 51% and 59% of MSC's net sales in fiscal 2002, 2001 and 2000, respectively. Due to concentration in the automotive industry, the Company believes that sales to individual automotive companies, including indirect sales, are significant. However, no individual customer accounts for more than 10% of the Company's consolidated revenues other than the Partnership.

   The Company's backlog of orders as of February 28, 2002, was approximately $22.6 million, all of which is expected to be filled during the remainder of the current fiscal year. The Company's backlog was approximately $27.3 million as of February 28, 2001.

   For its continuing operations, MSC is generally not dependent on any one source for raw materials or purchased components essential to its business for which an alternative source is not readily available, and it is believed that such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

   MSC believes that its business, in the aggregate, is not seasonal. Certain of its products, however, sell more heavily in some seasons than in others.

Environmental Matters

   The Company is subject to federal, state and local environmental laws. As a result of these laws, the Company has incurred, and will continue to incur in the future, capital expenditures and operating costs and charges. The Company is involved in two Superfund sites located in Gary and Kingsbury, Indiana. Although the ultimate cost of the Company's share of necessary remediation expenses is not yet known, the Company believes that it has adequately reserved for environmental matters given the information currently available. See Note 4 of the Notes to the Consolidated Financial Statements entitled "Contingencies," on pages 32 and 33 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 below. The Company cannot predict the impact of new or changed laws or regulations.

   The Company believes it operates its facilities and conducts its business, in all material respects, in accordance with all environmental laws presently applicable to its facilities. The Company spent approximately $2.0 million in fiscal 2002, and has budgeted approximately $2.2 million for fiscal 2003, for maintenance or installation of environmental controls at its facilities. See
Note 4 of the Notes to the Consolidated Financial Statements entitled "Contingencies," on pages 32 and 33.

Research and Development

   Management estimates that it spent approximately $6.1 million in fiscal 2002, $6.3 million in fiscal 2001 and $5.3 million in fiscal 2000 for product and process development activities.

   While the Company considers its various patents, licenses and trademarks to be important, it does not believe that the loss of any individual patent, license or trademark would have a material adverse effect upon its business.

Employees

   As of February 28, 2002, the Company (excluding Pinole Point Steel) had 745 full-time employees. Of these, approximately 581 were engaged in manufacturing, 56 in marketing and sales, 80 in administrative and clerical positions and 28 in process and product development.

   The employees at the Walbridge, Ohio and the Eisenach, Germany facilities are not represented by a union. Hourly manufacturing employees at Elk Grove Village, Illinois; Morrisville, Pennsylvania; and Middletown, Ohio are covered by separate union contracts expiring in February 2007, November 2005 and May 2002, respectively. Hourly manufacturing employees at Richmond, California are covered by two separate union contracts expiring in January 2003 and March 2005. The Company believes that its relations with its employees are good.

Executive Officers to the Registrant

   The executive officers of the Company as of April 22, 2002, are as follows:

           Name          Age                 Position(s) Held
           ----          ---                 ----------------
  Gerald G. Nadig....... 56  Chairman, President and Chief Executive Officer,
                             MSC since January 1998; previously President
                             and Chief Executive Officer, MSC since January
                             1997.
  James J. Waclawik, Sr. 43  Vice President, Chief Financial Officer and
                             Secretary, MSC since October 1996.
  Frank J. Lazowski, Jr. 62  Senior Vice President, Human Resources, MSC
                             since March 1999; previously Vice President,
                             Human Resources, MSC since July 1991.
  David J. DeNeve....... 33  Assistant Secretary, MSC and Vice President,
                             Finance, EMS since November 2001; previously
                             Vice President and Controller, MSC since March
                             2001; previously Controller, MSC since October
                             1996.
  Robert J. Mataya...... 59  Vice President, Business Planning and
                             Development, MSC since July 1991.
  Edward J. Vydra....... 63  Vice President and Chief Technology Officer,
                             MSC since November 1998; Vice President,
                             Research and Development (various subsidiaries
                             of the Company) since 1991.
  Ronald L. Millar...... 51  President, EMS since November 2001;
                             previously Group Vice President and General
                             Manager, MSCLC since November 1995.
  James W. Carlen....... 49  Vice President, Sales, EMS since November
                             2001; previously Vice President, Sales, MSCLC
                             since December 1997; previously Vice President,
                             Sales and Marketing, MSCLC since November
                             1995.
  John M. Klepper....... 55  Vice President, Human Resources, EMS since
                             November 2001; previously Director of
                             Corporate Human Resources, MSC since March
                             2000. Prior to joining the Company, Mr. Klepper
                             was Vice President, Human Resources for Fluid
                             Management, Inc.
  Clifford D. Nastas.... 39  Vice President, Marketing, EMS since November
                             2001; previously Vice President, Marketing,
                             MSCLC since January 2001. Prior to joining the
                             Company, Mr. Nastas was Global Automotive
                             Business Director for Honeywell International
                             Inc.
  Edward A. Williams.... 42  Executive Vice President, Operations, EMS since
                             November 2001; previously Group Vice
                             President and General Manager, MSCWC since
                             May 1997.

ITEM 2.  PROPERTIES

   For its continuing operations, the Company owns or leases facilities with an aggregate of approximately 1,362,000 square feet of space. In addition to the principal physical properties used by the Company in its continuing manufacturing operations as summarized in the table below, the Company leases insignificant sales and administrative offices pursuant to short-term leases. With respect to the Company's Pinole Point Steel business, which is reported as a discontinued operation, the Company owns two facilities with an aggregate of approximately 479,000 square feet of space. The Company considers all of its principal facilities to be in good operating condition and sufficient to meet the Company's near-term operating requirements.

                                               Approximate     Lease
                                                 Area in     Expiration
                      Location                 Square Feet (or Ownership)
                      --------                 ----------- --------------
       Elk Grove Village, Illinois Plant No. 1    58,000       Owner
       Elk Grove Village, Illinois Plant No. 2   223,000       Owner
       Elk Grove Village, Illinois Plant No. 3   312,000       Owner
       Morrisville, Pennsylvania..............   121,000       Owner
       Middletown, Ohio.......................   170,000       Owner
       Walbridge, Ohio........................   465,000    June 2003(1)
       Eisenach, Germany......................    11,000       Owner

--------
(1)The lease is renewable, at the Company's option, for additional periods totaling 25 years. Since April 1, 1986, this facility has been subleased to the Partnership, which initially expired on June 30, 1998. MSC and BSC have extended the sublease until December 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS

   MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceedings relate to the Company's involvement in Superfund sites in Kingsbury and Gary, Indiana. MSC has been named as a potentially responsible party ("PRP") for the surface, soil and ground water contamination at these sites.

   The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of its remediation work at the Kingsbury site. The participating PRPs account for approximately 75% of the waste volume sent to this site. In December 2001, the PRPs established and funded a trust that has contracted with a remediation contractor to undertake all foreseeable activities necessary to achieve cleanup of the site pursuant to the decree. The trust has purchased an annuity that will pay the remediation contractor the anticipated expenses and oversight costs, including the purchase of stop-loss insurance coverage to reimburse the trust in the event of unforeseen cleanup expenses. The Company contributed $2.0 million to the trust in December 2001, with no impact to income (loss) before income taxes, and expects that this payment will conclude its financial obligations with respect to the Kingsbury site. Upon the conclusion of litigation against a PRP that elected not to participate in the trust, the Company will be entitled to receive its pro rata share of any funds remaining in the site group litigation account and any periodic payments by the non-participating PRP equal to its share of the trust's ongoing remediation expenses. Moreover, should site closure be achieved ahead of schedule, the Company will be entitled to receive its pro rata share of the computed value of the annuity less a 25% early closure incentive bonus payable to the remediation contractor.

   The United States District Court for the Northern District of Indiana also has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The estimate of the Company's liability for this site is $1.1 million. This work has begun, and MSC has maintained a letter of credit for approximately $1.2 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

   MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1.3 million to $1.7 million. The Company's environmental reserves were approximately $1.4 million as of February 28, 2002.

   On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to air emissions. The Company has filed a response and is scheduling additional testing in conjunction with the Illinois EPA.

   The Company believes that the ultimate outcome of its environmental legal proceedings, net of contributions from other PRPs, will not have a material effect on the Company's financial condition or results of operations, given the reserves recorded as of February 28, 2002. However, no assurance can be given that this information, including estimates of remedial expenses, will not change.

   On May 26, 2000, a settlement agreement was executed regarding a class action lawsuit related to accounting irregularities announced in April 1997. The plaintiff claimed that the Company and certain of its current and former officers violated the federal securities laws and were aware of, or recklessly disregarded, material misstatements that were made in MSC's publicly filed financial reports. The Court entered an order preliminarily approving the agreement on May 31, 2000 and ordered that the class be advised of the proposed settlement. On August 1, 2000, the class members were afforded the opportunity to present any objections at a fairness hearing, at which time the settlement was approved with no objections, and the case was dismissed. The costs of the settlement and related legal fees were covered under the Company's insurance policies, net of retention (expensed in fiscal 1998).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS

   There were no matters submitted to the Company's shareowners during the fourth quarter of fiscal 2002.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED SHAREOWNER MATTERS

   The Company's common stock, $.02 par value, is listed on the New York Stock Exchange under the symbol "MSC." The table below sets forth, by fiscal quarter, the high and low sales prices of the Company's common stock during its past two fiscal years.

                        Fiscal Fiscal
                        Year   Quarter   High     Low
                        ----   ------- -------- -------
                         2002.   1st   $ 9.0000 $6.7000
                                 2nd    10.9600  8.0800
                                 3rd    10.2200  7.9000
                                 4th    10.5000  9.4000

                        Fiscal Fiscal
                        Year   Quarter   High     Low
                        ----   ------- -------- -------
                         2001.   1st   $14.3125 $9.6250
                                 2nd    11.6875  9.5000
                                 3rd    11.7500  9.7500
                                 4th    10.3125  7.5000

   There were 926 shareowners of record of the Company's common stock at the close of business on April 22, 2002.

   MSC has not paid cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company's business. If business circumstances should change, the Board of Directors may declare and instruct the Company to pay dividends. However, the Company's ability to pay dividends on its common stock is limited by certain covenants contained in the Company's credit agreement. See Note 5 of the Notes to the Consolidated Financial Statements entitled "Indebtedness" on pages 33 and 34.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              Fiscal Year
                                             ----------------------------------------------
(In thousands, except per share data)          2002      2001      2000     1999     1998
-------------------------------------        --------  --------  -------- -------- --------
Income Statement Data
   Net Sales................................ $250,506  $273,860  $278,669 $257,218 $246,709
   Income (Loss) from Continuing Operations
     Before Income Taxes....................   (7,621)   10,415    21,380   19,716    9,265
   Net Income (Loss)(1)(2)..................  (25,083)     (684)   16,715    7,947    6,459
   Diluted Net Income (Loss) Per Share...... $  (1.79) $  (0.05) $   1.10 $   0.52 $   0.42
Balance Sheet Data
   Total Assets............................. $299,474  $345,539  $350,564 $353,007 $380,648
   Total Debt...............................  105,262   137,465   120,667  138,117  182,444
   Shareowners' Equity......................  128,624   149,736   158,982  149,338  140,918

--------
(1) In 2002, the Company recorded a gain on the sale of Specialty Films of $38,787; a loss on the sale of Pinole Point Steel of $53,287 (including a provision of $12,278 for future operating losses); a pretax restructuring charge against income of $1,450; and a pretax special charge against income of $8,361 for the impairment of certain assets.
(2) In 1999, MSC recorded the cumulative effect of adopting SOP 98-5, which reduced net income by $2,207, net of income taxes, or $0.14 per share

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands)

   As a result of the sale of substantially all of the assets of Material Sciences Corporation's ("MSC" or "Company") Specialty Films segment, including MSC Specialty Films, Inc. ("MSC/SFI"), to Bekaert Corporation and its affiliates ("Bekaert") in the second quarter of fiscal 2002, and MSC's Board of Directors approval of a plan to sell its Pinole Point Steel business, both Specialty Films and Pinole Point Steel are reported as discontinued operations for all periods presented.

   On November 15, 2001, the Company announced it implemented a reorganization and cost reduction program which is expected to save approximately $4,000 annually before income taxes. The program involved the reorganization of the Company's three continuing operations into a single business unit which provides electronic, acoustical/thermal and coated metal materials-based solutions to a variety of markets. In addition, the reorganization provides for a new operating structure whereby the previous business units and management structures were eliminated, resulting in one reportable segment, MSC Engineered Materials and Solutions Group ("EMS"). The Company's new operating structure has common functional departments such as sales, marketing, operations, accounting and human resources that report to EMS management. The electronic materials-based solutions consist of coated and laminated noise reducing materials used in the electronics market. The acoustical/thermal materials-based solutions consist of layers of metal and other materials used to manage noise and thermal energy for the automotive, lighting and appliance markets. The coated metal materials-based solutions include coil coated and electrogalvanized ("EG") products primarily used in the automotive, building and construction, appliance and lighting markets. MSC believes that this more efficient structure will enable it to more effectively transfer skills, knowledge and technology throughout the Company.

   The Company reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. As a result of the Company's restructuring program, MSC is reporting results for all periods on the basis of one segment, EMS. Performance for the Company is measured and resources allocated based on the results of EMS. Within EMS, sales are reported by three groups described above, however, income before interest and taxes is only reported for EMS as a whole.

RESULTS OF OPERATIONS--Fiscal 2002 Compared with Fiscal 2001

Net Sales

   Net sales for continuing operations of MSC decreased 8.5% in fiscal 2002 to $250,506 from $273,860 in fiscal 2001. Sales of electronic-based materials grew 51.7% to $19,292 in fiscal 2002 from $12,719 in the prior year. The growth was due to increased sales of NRGDamp(TM) for computer disk drive covers. In fiscal 2002, acoustical/thermal materials sales declined 6.4% to $55,431 from $59,204 in fiscal 2001 due to lower sales to the automotive and lighting markets. Coated metal materials sales decreased 13.0% in fiscal 2002 to $175,783 from $201,937 recorded in the prior year. A decline in shipments of coated metal materials to the building and construction market due to poor domestic economic conditions was the main reason for the significant shortfall.

Gross Profit

   MSC's gross profit margin was 18.1% in fiscal 2002 as compared with 19.7% in the prior year. The decrease in gross profit margin was primarily the result of an unfavorable product mix and lower capacity utilization due to sales shortfalls of coated metal products and higher operating costs.

Selling, General and Administrative Expenses

   Selling, general and administrative ("SG&A") expenses were 16.9% of net sales in fiscal 2002 compared to 15.3% of net sales in fiscal 2001. The higher SG&A percentage was due to the decrease in net sales and $1,270 of bad debt expense incurred due to several customers declaring bankruptcy.

Asset Impairments and Restructuring Expenses

   The Company recorded special charges of $8,361 for asset impairments and $1,450 relating to the Company's restructuring program.

   The Company has reviewed its investment in its powder coating assets. MSC has determined that it will reevaluate efforts to commercialize its proprietary powder coating capabilities based on the availability of new paint chemistries and application cost versus traditional liquid coating methods. Based on the projected cash flows from powder coating assets, the Company has recorded a $5,929 charge to earnings in the fourth quarter of fiscal 2002.

   The Company has reviewed its investment in the capitalized intangible assets and equipment related to its license with Northwestern University to commercialize its Solid State Shear Pulverization ("SSSP") technology. The Company is completing research studies with potential licensees of the SSSP technology. At this time, no assurance can be made as to the success of these studies to commercialize the SSSP technology. Based on the projected cash flows from the SSSP assets, MSC has recorded a $2,001 charge to earnings in the fourth quarter of fiscal 2002.

   On November 15, 2001, the Company announced it implemented a reorganization and cost reduction program. The program involves the reorganization of the Company's three continuing operations into a single business unit which will provide electronic, acoustical/thermal and coated metal materials-based solutions to a variety of markets. In addition, the reorganization provides for a new operating structure whereby the previous business units and management structures were eliminated, resulting in one reportable segment, EMS. The Company's new operating structure has common functional departments such as sales, marketing, operations, accounting and human resources that report to EMS management. MSC terminated 41 employees primarily in sales, general and administrative departments of the Company and recorded a restructuring charge of $1,450 in fiscal 2002. Of this amount, $1,110 pertained to severance expenses and $340 for other related costs. As of February 28, 2002, cash of $912 was paid in conjunction with the restructuring program. The restructuring reserve was $538 as of February 28, 2002.

Total Other Expense, Net and Income Taxes

   Total other expense, net, was $708 in fiscal 2002 as compared to $1,695 in the prior year. The variance was partially due to higher interest income and lower interest expense as a result of the cash proceeds received from the sale of the Company's Specialty Films segment during the second quarter of fiscal 2002. In September 2000, the Company entered into a forward contract for 15 million DEM related to the acquisition of Goldbach Automobil Consulting ("GAC") in fiscal 2002. The forward contract was executed on January 26, 2001 and resulted in a gain of $514. Equity in Results of Joint Ventures was a net loss of $1,560 in fiscal 2002 as compared with a net loss of $1,194 in fiscal 2001. MSC's effective income tax rate was 41.1% (benefit) in fiscal 2002 due to the amount of loss before income taxes relative to tax credits and other permanent items versus 37.4% (provision) in fiscal 2001.

General

   During August 2001, a subsidiary of the Company acquired the net assets of GAC, a European disc brake noise damper distributor and stamper. An initial payment of 1,525 Euros was made on September 26, 2001 and an additional payment of 4,490 Euros was made on October 5, 2001 (approximately $5,300 based on the foreign exchange rate as of August 31, 2001). In addition, contingent consideration may be paid based upon future earnings of the operation. As of February 28, 2002, the Company recorded its initial purchase price allocation, which included $4,637 for goodwill related to the acquisition.

   MSC, through its participation in Walbridge Coatings, An Illinois Partnership ("Partnership"), primarily serves the automotive market by electrogalvanizing steel coils. Bethlehem Steel Corporation ("BSC") owns a 33.5% interest in the Partnership, LTV Steel Company, Inc. ("LTV") owns a 16.5% interest and MSC owns the remaining 50% interest. BSC has production rights to 63% of the available line time at the Partnership's EG facility, LTV has rights to 33% of the line time and MSC has rights to 4% of the line time.

   On December 29, 2000, LTV filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On November 20, 2001, LTV announced its intention to cease operations and filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code. As of February 28, 2002, the Partnership had no LTV pre-petition receivables outstanding and $733 of LTV post-petition receivables outstanding. All LTV post-petition receivables were collected subsequent to fiscal year-end. As of February 28, 2002, MSC had $274 of LTV pre-petition receivables outstanding that are fully reserved and no LTV post-petition receivables outstanding. On April 23, 2002, the Company entered into a purchase agreement with LTV for the acquisition of all the LTV interests in the Partnership ("LTV Transaction"). The purchase is subject to the completion of requirements under the order of the Bankruptcy Court dated March 21, 2001, as modified on November 7, 2001, relating to the sale of assets for proceeds. MSC expects to close the LTV Transaction in May 2002 and pay approximately $3,100 for LTV's interests. Sales to LTV through the Partnership were $8,152 in fiscal 2002.

   On October 15, 2001, BSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Partnership is being treated as a critical vendor under BSC's proceedings. As of February 28, 2002, the Partnership had no BSC pre-petition receivables outstanding and $4,479 of BSC post-petition receivables outstanding. The BSC post-petition receivables are judged to be collectible in full and, therefore, no reserve was recorded as of February 28, 2002. Sales to BSC through the Partnership were $32,711 in fiscal 2002.

   BSC continues to participate in the Partnership and to furnish EG to the automotive industry. The Company believes that the Partnership's processing services are valuable to the BSC estate, however, there can be no assurance that the BSC bankruptcy will not result in further disruption of the business of the Partnership. MSC has the right to utilize available line time to the extent BSC and LTV do not order Partnership services. In fiscal 2002, MSC utilized 18.3% of the available line time.

   On December 15, 2001, a major fire destroyed an electrogalvanizing facility owned by the Double Eagle Steel Coating Company ("DESCO"), a joint venture between U.S. Steel Corporation and Rouge Steel Company. Although DESCO has announced its intention to rebuild the facility, the Partnership is currently servicing both U.S. Steel Corporation and Rouge Steel Company, in addition to BSC, ISPAT Inland Inc. and other customers with EG and other services. MSC anticipates that the Partnership will operate at near capacity for the next six to twelve months. Due to uncertainty in the economy and bankruptcies in the steel industry, however, no assurance can be made as to the Partnership's future production levels.

   On January 31, 2002, the Company expanded its electronic materials-based solutions by entering into an exclusive license agreement with TouchSensor Technologies, LLC ("TST"). This agreement provides for MSC to manufacture, use and sell TST's patented field-effect touchsensing technology for sensors, switches, displays and interface solutions in the consumer-electronics and transportation markets. There were no sales in fiscal 2002. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount (see Note 14 on page 43). In general, the exclusive license period is at least four years ending on February 28, 2006.

RESULTS OF DISCONTINUED OPERATIONS--Fiscal 2002 Compared with Fiscal 2001

Specialty Films

   On June 29, 2001, the Company completed the sale of substantially all of the assets of its Specialty Films segment, including its interest in Innovative Specialty Films, LLC, to Bekaert pursuant to the terms of the Purchase Agreement by and among MSC, MSC/SFI, Bekaert and N.V. Bekaert S.A., dated June 10, 2001. The Company received cash of $121,982 and recorded an after-tax gain of $38,787 in the second quarter of fiscal 2002. Net proceeds after taxes and transaction costs were $90,537.

   Net sales of Specialty Films for the partial year of fiscal 2002 were $21,578 as compared to $58,306 in all of fiscal 2001. Income from discontinued operation, net of income taxes, was $1,469 for the partial year of fiscal 2002 versus $5,785 in all of fiscal 2001.

Pinole Point Steel

   On September 18, 2001, MSC's Board of Directors approved a plan to sell Pinole Point Steel, the Company's West Coast hot-dip galvanizing and coil coating operation. The Consolidated Financial Statements have been reclassified to segregate the net assets and operating results of the business. In fiscal 2002, the Company recorded a provision for loss on discontinued operation, net of income taxes, of $53,287 which included the write-down of assets of $38,888 to their estimated net realizable value of $65,104 based on current information regarding the potential sale of Pinole Point Steel, an accrual of $12,278 for future operating losses during the nine-month period ending May 31, 2002 and disposition costs of $2,121. The loss on discontinued operation, net of income taxes, includes the allocation of consolidated interest expense of $5,391 to be incurred during the nine-month period ending May 31, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow.

   Net sales of Pinole Point Steel in fiscal 2002 decreased to $128,397, 14.3% lower than $149,810 last fiscal year. Pinole Point Steel's sales continue to be affected by an overall weak West Coast building and construction market. Loss from discontinued operation, net of income taxes, was $16,456 in fiscal 2002 as compared to

$12,992 in fiscal 2001. The decline was due to deteriorating selling prices that more than offset the decrease in the cost of steel purchased, as well as lower volume and higher utility costs. This was partially offset by lower depreciation expense of $5,567 due to changes made to the estimated useful lives of the galvanizing and coil coating lines during the first quarter of fiscal 2002, which reflects the service lives of the assets. The loss from discontinued operation, net of income taxes, includes the allocation of consolidated interest expense of $8,100 in fiscal 2002 versus $8,844 in the prior year.

   On March 5, 2002, President George W. Bush announced the imposition of trade tariffs on certain steel imports to the U.S. MSC believes that these tariffs place significant restrictions on the availability and cost of steel to its Pinole Point Steel operation. The Company has filed for exclusion from these tariffs with the U.S. Department of Commerce. To the extent the tariffs cannot be avoided and the business is not sold pursuant to the transaction described below or others, the Company will review the potential closure of all or a portion of the Pinole Point Steel operation due to the lack of availability of steel and increased cost of steel substrate, which could result in additional costs.

   On April 30, 2002, the Company announced that it entered into a binding letter of intent with Grupo IMSA, S.A. de C.V. for the sale of substantially all of the assets and assumption of certain liabilities of the Pinole Point Steel business, subject to the satisfaction of closing conditions. After tax benefits and transaction costs, MSC expects to realize approximately $65,000 from the sale.

RESULTS OF OPERATIONS--Fiscal 2001 Compared with Fiscal 2000

Net Sales

   Net sales for continuing operations of MSC in fiscal 2001 decreased 1.7% to $273,860 from $278,669 in fiscal 2000. Sales of electronic-based materials grew to $12,719 in fiscal 2001 from $1,207 in the prior year. The growth was due to an increase in NRGDamp sales for computer disk drive covers. Acoustical/thermal materials sales declined 9.1% in fiscal 2001 to $59,204 as compared with $65,151 in fiscal 2000 due to lower sales of disc brake noise dampers, offset somewhat by shipments of Quiet Steel to the automotive market. In fiscal 2001, sales of coated metal materials decreased 4.9% to $201,937 from $212,311 in fiscal 2000. Higher sales of appliance and lighting products were more than offset by a decrease in EG demand for the automotive market.

Gross Profit

   MSC's gross profit margin was 19.7% in fiscal 2001 as compared with 22.6% in the prior year. The decrease in gross profit margin was primarily the result of lower sales volume at the EG operation, as well as increased utility costs of $2,553.

Selling, General and Administrative Expenses

   SG&A expenses were 15.3% of net sales in fiscal 2001 versus 14.0% of net sales in fiscal 2000. The higher SG&A percentage was due mainly to continued higher research and development and marketing spending to support new product and market initiatives, both domestically and internationally. Fiscal 2000 included a pro rata portion of compensation expense totaling approximately $1,300 associated with the Company's 1998 Long-Term Incentive/Leverage Stock Awards Program.

Total Other Expense, Net and Income Taxes

   Total other expense, net, was $1,695 in fiscal 2001 as compared with $2,416 in the prior year. Interest expense, net, increased $96 between fiscal years due to higher debt levels and a slight increase in variable interest rates. In September 2000, the Company entered into a forward contract for 15 million DEM related to the acquisition of GAC in fiscal 2002. The forward contract was executed on January 26, 2001 and resulted in a gain of $514. Equity in Results of Joint Ventures was a net loss of $1,194 in fiscal 2001 as compared with a net loss of $1,272 in fiscal 2000. MSC's effective income tax rate was 37.4% in fiscal 2001 versus 33.3% in fiscal 2000. The change in the effective tax rate was primarily due to an income tax reserve adjustment in fiscal 2000.

RESULTS OF DISCONTINUED OPERATIONS--Fiscal 2001 Compared with Fiscal 2000

Specialty Films

   Net sales of Specialty Films for fiscal 2001 were $58,306 as compared to $50,788 in fiscal 2000. Income from discontinued operation, net of income taxes, was $5,785 in fiscal 2001 versus $4,526 in the prior year.

Pinole Point Steel

   Net sales of Pinole Point Steel in fiscal 2001 decreased to $149,810, 15.6% lower than $177,557 last fiscal year. The decrease in sales was due to an overall weak West Coast building and construction market, inadequate steel deliveries from suppliers in early fiscal 2001 and higher customer inventory levels. Loss from discontinued operation, net of income taxes, was $12,992 as compared to $2,071 in the prior year. The decrease was mainly due to lower shipments of galvanized material, gross margin degradation as a result of higher material costs than could be recovered through customer price increases, as well as higher utility costs of $939. Loss from discontinued operation, net of income taxes, included an allocation of consolidated interest expense totaling $8,844 in fiscal 2001 and $8,332 in fiscal 2000. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically financed its operations with funds generated from operating activities, sales of various businesses, issuances of shares in a public offering and borrowings under its credit facilities or long-term debt instruments.

   MSC utilized $25,510 of cash from operating activities in fiscal 2002, as compared with generating $12,450 in the prior fiscal year. This change was due mainly to income taxes payable related to the gain on the sale of Specialty Films, increased working capital as a result of higher levels of inventory and lower accounts payable and accrued expenses, and a decrease in net income.

   In fiscal 2002, MSC invested $5,289 in capital improvement projects versus $9,710 in fiscal 2001. Capital spending related to discontinued operations was $2,941 in fiscal 2002 and $3,495 in fiscal 2001. Investments in joint ventures were $893 in fiscal 2002 compared with $3,489 last fiscal year. Investments in joint ventures related to discontinued operations were $5,114 in fiscal 2002 and $270 in fiscal 2001. Fiscal 2003 capital expenditures are projected to be approximately $5,000.

   MSC's total debt decreased to $105,262 in fiscal 2002 from $137,465 as of February 28, 2001. On June 29, 2001, the Company utilized a portion of the proceeds of $90,537 from the sale of substantially all of the assets of the Specialty Films segment to pay off the total amount outstanding under its previous line of credit. The Company has invested the remaining proceeds from the sale in marketable securities and money market funds. The Company has principal debt payments of $13,421 and interest payments of $3,594 due May 31, 2002 related to the 1998 Senior Notes and the 1997 Senior Notes (see Note 5 on pages 33 and 34). The Company did not have any off-balance sheet debt as of February 28, 2002.

   The Company entered into a $20,000 committed line of credit on October 11, 2001. The agreement expires on October 11, 2004. No borrowings were outstanding under the line as of February 28, 2002. There were $5,315 in outstanding letters of credit at that date. A fee of .25% is charged for the unused portion of the line. At the Company's option, interest is at the bank's reference rate (4.75% as of February 28, 2002) or at LIBOR plus a margin (2.25% until February 28, 2002). The financial covenants include a fixed charge coverage ratio of not less than 1.0 to 1.0 commencing February 28, 2002; a liquidity ratio of not less than 1.5 to 1.0 commencing November 30, 2001; a maximum leverage ratio (3.5 to 1.0 from February 28, 2002 through November 30, 2002, 3.0 to 1.0 from February 28, 2003 to November 30, 2003, and 2.5 to 1.0 thereafter); and minimum net worth of $140,000 plus 50% of cumulative consolidated net income accruing for fiscal years ending after November 30, 2001, and only for such periods that the Company's balance sheet leverage exceeds 2.0 to 1.0. However, compliance with the financial covenants is not required at times when the Company has cash collateralized its obligations under the line of credit. As of February 28, 2002, the outstanding letters of credit have been cash collateralized. A total of $5,315 was classified as Restricted Cash in the Consolidated Balance Sheets. Other than the aforementioned restricted cash balance, there are no other restrictions on the Company's use of its cash and cash equivalents at times when no borrowings are outstanding under the facility. The line of credit is secured by certain accounts receivable of the Company. In April 2002, one of the letters of credit ($3,200) was canceled and the related cash collateral was released to the Company.

   On September 23, 1999, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, of which 468,900 shares were purchased through February 29, 2000. During the first six months of fiscal 2001, the Company purchased the remaining 531,100 shares at an average purchase price of $10.30 per share. On June 22, 2000, MSC's Board of Directors authorized a new program to repurchase up to one million shares of the Company's common stock. As of February 28, 2001, 695,788 shares were purchased under this new authorization at an average purchase price of $10.45 per share. On March 1, 2002, the Company purchased 13,593 of its shares from certain employees at $10.00 per share related to the vesting of the Company's 1999 Long-Term Incentive/Leverage Stock Awards Program.

   MSC had a capital lease obligation of $905 as of February 28, 2002 and $1,465 as of February 28, 2001, relating to a facility that the Company subleases to the Partnership. The Company has a contingent liability related to the license agreement with TST to pay minimum royalty fees of $1,167 in fiscal 2003 and an aggregate of $7,000 in fiscal 2004 to 2006.

   The Company believes that its cash on hand, marketable securities and cash to be received from the potential sale of Pinole Point Steel will be sufficient to fund its working capital needs, capital expenditures, acquisitions and debt payments.

   The Company has been named as a potentially responsible party at a Superfund site located in Kingsbury, Indiana. During fiscal 2002, the potentially responsible party ("PRP") committee of the Kingsbury, Indiana Superfund site accepted a buy-out proposal to complete the remaining cleanup at the Kingsbury site in exchange for an up-front payment. In early December 2001, the Company paid $2,047 for its portion of the buyout, which is approximately the amount reserved by the Company. The Company's outstanding letter of credit of approximately $3,200 was canceled in the first quarter of fiscal 2003. MSC continues to participate in the implementation of settlements with the government for the remediation of various other Superfund sites. The status of these Superfund sites and other environmental matters are described in the accompanying Notes to Consolidated Financial Statements (see Note 4 on pages 32 and 33). MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among PRPs, the most recent estimate of remedial work and other information available, is $1,300 to $1,700 as of February 28, 2002.

   On May 26, 2000, a settlement agreement was executed regarding the class action lawsuit related to accounting irregularities announced in April 1997. The plaintiff claimed that the Company and certain of its current and former officers violated the federal securities laws and were aware of, or recklessly disregarded, material misstatements that were made in MSC's publicly filed financial reports. The Court entered an order preliminarily approving the agreement on May 31, 2000 and ordered that the class be advised of the proposed settlement. On August 1, 2000, the class members were afforded the opportunity to present any objections at a fairness hearing, at which time the settlement was approved with no objections, and the case was dismissed. The costs of the settlement and related legal fees were covered under the Company's insurance policies, net of retention (expensed in fiscal 1998).

Inflation

   MSC believes that inflation has not had a significant impact on fiscal 2002, 2001 and 2000 results of operations.

Accounting Pronouncements

   In July 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." Issue 00-10 indicates that shipping and handling costs billed to customers be recorded as cost of sales and not as a reduction of net sales. Shipping and handling costs of $283 in fiscal 2001 and $121 in fiscal 2000 were reclassified from net sales to cost of sales. The Company accounts for shipping and handling costs in accordance with Issue 00-10.

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

   In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets" which will become effective for the Company on March 1, 2002. This statement further refines the rules for accounting for long-lived assets and long-lived assets to be disposed of. MSC is assessing the potential impact, if any, which may be caused by the assessment of the impairment requirements of SFAS No. 144.

Critical Accounting Policies

   MSC's significant accounting policies are presented within the Notes to the Consolidated Financial Statements (see Note 1 on pages 29 and 30) included elsewhere in this Form 10-K. While all of the significant accounting policies impact the Company's Consolidated Financial Statements, some of the policies may be viewed to be critical. These policies are those that are both most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments and estimates. Management bases its judgments and estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. The results of judgments and estimates form the basis for making judgments about the Company's value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

   Revenue Recognition. The Company generally recognizes revenue upon shipment. In certain circumstances, dictated by written instruction from the customer, MSC recognizes revenue and holds the product until the receipt of shipping instructions. The Company's revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

   Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques.

   Concentrations of Credit Risks. Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of temporary and short-term cash investments and trade receivables. The Company places its temporary cash investments with high credit, quality financial institutions and in investment grade securities with maturities 90 days or less. In fiscal 2002, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in U.S. agency and corporate notes. These investments are expected to be held less than twelve months and are classified as Marketable Securities in the Consolidated Balance Sheets. The Company records unrealized gains and losses on its investments in marketable securities to adjust the carrying value of these investments to fair value. Unrealized losses were $84 as of February 28, 2002. The unrealized losses are classified as a component of Accumulated Other Comprehensive Loss in Shareowners' Equity. The Company reviews the collectability of accounts receivable on a regular basis, taking into account the customer liquidity, payment history and industry condition. Approximately 35% of the Company's receivables are concentrated with customers in the automotive industry. Approximately 7% of the Company's receivables are concentrated with U.S. steel mills. The Partnership has an additional $7,012 of receivables concentrated with U.S. steel mills.

Cautionary Statement Concerning Forward-Looking Statements

   The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Form 10-K contains forward-looking statements, which include, without limitation, those statements regarding our estimated loss and proceeds from the disposition of discontinued operations, that set out anticipated results based on management's plans and assumptions. MSC has tried, wherever possible, to identify such statements by using words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance in connection with any discussion of future operating or financial performance.

   Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-K, including, among others:

    . The risk of the successful development and introduction of new products and technologies, including products based on the touch-sensory technology we have licensed from TST;

    .  Competitive factors;

    . Changes in the business environment, including the automotive, building and construction, and durable goods industries;

    . The ability of the Company to successfully implement its reorganization plans and to achieve the benefits the Company expects from such plans;

    . The risk that any of the assumptions made in preparing the estimated loss and estimated proceeds from the disposition of discontinued operation may prove inaccurate and that the actual loss or proceeds may be materially greater or less than the estimated loss or proceeds;

    . Revenue and earnings expectations as a result of supplying a portion of DESCO's electrogalvanizing requirements;

    . Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974);

    . Continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates;

    . The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company's products;

    .  Impact of changes in the overall economy;

    . Environmental risks associated with the Company's past and present manufacturing operations;

    . The loss, or changes in the operations, financial condition or results of operation of one or more significant customers of the Company;

    . The ability to consummate the purchase of LTV's interest in the Partnership and risks associated with the termination of the Partnership in December 2004 or the termination of the joint venture partnership with Tekno in December 2003;

    . Increases in the prices of raw and other material inputs used by the Company;

    .  Facility utilization at Walbridge Coatings;

    .  The ability to consummate the sale of Pinole Point Steel;

    . Risks related to the Company's use of Arthur Andersen LLP as its independent auditors;

    . Acts of war or terrorism, including the uncertainties arising out of the unfortunate events of September 11, 2001; and

    . Other factors, risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.

   MSC undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact the Company's business and financial condition. Other sections of this Form 10-K may include additional factors which could adversely effect the Company's business and financial performance. Moreover, the Company operates in a competitive environment. New risks emerge from time to time and it is not always possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

         RISK

   The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. As of February 28, 2002, foreign sales, operating income and assets each comprised less than 5% of consolidated amounts. Historically, the effect of movements in the exchange rates have not been material to the financial position or the results of operations of the Company.

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

                                       Expected Maturity Date (Fiscal Year)
                     -------------------------------------------------------------------------
                                                                                        Fair
                      2003     2004     2005     2006     2007    Thereafter  Total     Value
                     -------  -------  -------  -------  -------  ---------- --------  -------
                                              (Dollars in Thousands)
Total Debt:
Fixed Rate:
   Principal
     Amount......... $14,045  $18,701  $13,421  $13,421  $13,421   $32,253   $105,262  $99,459
   Average Interest
     Rate...........     7.1%     6.9%     6.9%     6.9%     6.9%      6.9%       6.9%
Variable Rate:
   Principal
     Amount......... $    --  $    --  $    --  $    --  $    --   $    --   $     --  $    --
   Average Interest
     Rate*..........     N/A      N/A      N/A      N/A      N/A       N/A        N/A

--------
* Average variable interest rates are based on fiscal 2002 year end rates. Actual rates may be higher or lower.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         MATERIAL SCIENCES CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                 COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

                                                                                                       Page
                                                                                                       No.
                                                                                                       ----
Report of Independent Public Accountants..............................................................  24
Consolidated Statements of Income (Loss) for the years ended February 28 or 29, 2002, 2001 and 2000...  25
Consolidated Balance Sheets as of February 28, 2002 and 2001..........................................  26
Consolidated Statements of Cash Flows for the years ended February 28 or 29, 2002, 2001 and 2000......  27
Consolidated Statements of Changes in Shareowners' Equity for the years ended February 28 or 29, 2002,
  2001 and 2000.......................................................................................  28
Consolidated Statements of Comprehensive Income (Loss) for the years ended February 28 or 29, 2002,
  2001 and 2000.......................................................................................  28
Notes to Consolidated Financial Statements............................................................  29

   Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners and Board of Directors of Material Sciences Corporation:

   We have audited the accompanying consolidated balance sheets of Material Sciences Corporation (a Delaware Corporation) and subsidiaries as of February 28, 2002 and February 28, 2001, and the related consolidated statements of income (loss), cash flows, shareowners' equity and comprehensive income (loss) for each of the three fiscal years in the period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Material Sciences Corporation and its subsidiaries as of February 28, 2002 and February 28, 2001, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States.

/S/  ARTHUR ANDERSEN LLP

Arthur Andersen LLP

Chicago, Illinois
April 29, 2002

                   Consolidated Statements of Income (Loss)

                Material Sciences Corporation and Subsidiaries

                                                                                                        For the years ended
                                                                                                        February 28 or 29,
                                                                                                   ----------------------------
                                                                                                     2002      2001      2000
                                                                                                   --------  --------  --------
(In thousands, except per share data)
Net Sales......................................................................................... $250,506  $273,860  $278,669
Cost of Sales.....................................................................................  205,275   219,853   215,722
                                                                                                   --------  --------  --------
Gross Profit...................................................................................... $ 45,231  $ 54,007  $ 62,947
Selling, General and Administrative Expenses......................................................   42,333    41,897    39,151
Asset Impairments and Restructuring Expenses......................................................    9,811        --        --
                                                                                                   --------  --------  --------
Income (Loss) from Operations..................................................................... $ (6,913) $ 12,110  $ 23,796
                                                                                                   --------  --------  --------
Other (Income) and Expense:
   Interest (Income) Expense, Net................................................................. $ (1,126) $    826  $    730
   Equity in Results of Joint Ventures............................................................    1,560     1,194     1,272
   Other, Net.....................................................................................      274      (325)      414
                                                                                                   --------  --------  --------
      Total Other Expense, Net.................................................................... $    708  $  1,695  $  2,416
                                                                                                   --------  --------  --------
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes.............. $ (7,621) $ 10,415  $ 21,380
Provision (Benefit) for Income Taxes..............................................................   (3,130)    3,892     7,120
                                                                                                   --------  --------  --------
Income (Loss) from Continuing Operations.......................................................... $ (4,491) $  6,523  $ 14,260
Discontinued Operations:
   Income from Discontinued Operation--Specialty Films (Net of Provision for Income Taxes of
    $1,009, $3,991 and $2,926, Respectively)......................................................    1,469     5,785     4,526
   Loss from Discontinued Operation--Pinole Point Steel (Net of Benefit for Income Taxes of
    $5,261, $9,035 and $1,419, Respectively)......................................................   (7,561)  (12,992)   (2,071)
   Gain on Sale of Discontinued Operation--Specialty Films (Net of Provision for Income Taxes
    of $31,445)...................................................................................   38,787        --        --
   Loss on Discontinued Operation--Pinole Point Steel (Including Provision of $12,278 for Future
    Operating Losses, Net of Benefit for Income Taxes of $37,047).................................  (53,287)       --        --
                                                                                                   --------  --------  --------
Net Income (Loss)................................................................................. $(25,083) $   (684) $ 16,715
                                                                                                   ========  ========  ========
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations.......................................................... $  (0.32) $   0.47  $   0.95
Income from Discontinued Operation--Specialty Films...............................................     0.10      0.41      0.30
Loss from Discontinued Operation--Pinole Point Steel..............................................    (0.54)    (0.93)    (0.14)
Gain on Sale of Discontinued Operation--Specialty Films...........................................     2.77        --        --
Loss on Discontinued Operation--Pinole Point Steel................................................    (3.80)       --        --
                                                                                                   --------  --------  --------
Basic Net Income (Loss) Per Share................................................................. $  (1.79) $  (0.05) $   1.11
                                                                                                   ========  ========  ========
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations.......................................................... $  (0.32) $   0.46  $   0.94
Income from Discontinued Operation--Specialty Films...............................................     0.10      0.41      0.30
Loss from Discontinued Operation--Pinole Point Steel..............................................    (0.54)    (0.92)    (0.14)
Gain on Sale of Discontinued Operation--Specialty Films...........................................     2.77        --        --
Loss on Discontinued Operation--Pinole Point Steel................................................    (3.80)       --        --
                                                                                                   --------  --------  --------
Diluted Net Income (Loss) Per Share............................................................... $  (1.79) $  (0.05) $   1.10
                                                                                                   ========  ========  ========
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per
 Share............................................................................................   14,007    14,027    15,070
Dilutive Shares...................................................................................       --       114       130
                                                                                                   --------  --------  --------
Weighted Average Number of Common Shares Outstanding
  Plus Dilutive Shares............................................................................   14,007    14,141    15,200
                                                                                                   ========  ========  ========
Outstanding Common Stock Options Having No Dilutive Effect........................................      912     1,560     1,219
                                                                                                   ========  ========  ========


       The accompanying notes are an integral part of these statements.

                          Consolidated Balance Sheets

                Material Sciences Corporation and Subsidiaries

                                                                                                               February 28,
                                                                                                           --------------------
                                                                                                             2002       2001
                                                                                                           ---------  ---------
(In thousands, except share data)
Assets
Current Assets:
   Cash and Cash Equivalents.............................................................................. $  33,806  $   2,419
   Restricted Cash........................................................................................     5,315         --
   Marketable Securities..................................................................................    13,121         --
   Receivables, Less Reserves of $4,754 in 2002 and $3,121 in 2001........................................    27,249     29,914
   Income Taxes Receivable................................................................................     4,325      1,637
   Prepaid Expenses.......................................................................................     1,431      2,254
   Inventories:
      Raw Materials.......................................................................................    10,211      9,314
      Finished Goods......................................................................................    14,645     16,841
   Prepaid Taxes..........................................................................................     2,451      2,232
   Current Assets of Discontinued Operation, Net--Specialty Films.........................................        --     41,887
   Current Assets of Discontinued Operation, Net--Pinole Point Steel......................................    65,104    103,508
                                                                                                           ---------  ---------
      Total Current Assets................................................................................ $ 177,658  $ 210,006
                                                                                                           ---------  ---------
Property, Plant and Equipment:
   Land and Building...................................................................................... $  58,960  $  56,942
   Machinery and Equipment................................................................................   167,284    173,150
   Capital Leases.........................................................................................    17,195     17,195
   Construction in Progress...............................................................................     1,270      4,642
                                                                                                           ---------  ---------
                                                                                                           $ 244,709  $ 251,929
   Accumulated Depreciation and Amortization..............................................................  (141,794)  (133,465)
                                                                                                           ---------  ---------
      Net Property, Plant and Equipment................................................................... $ 102,915  $ 118,464
                                                                                                           ---------  ---------
Other Assets:
   Investment in Joint Ventures........................................................................... $  11,033  $  11,700
   Intangible Assets, Net.................................................................................     6,594      3,579
   Other..................................................................................................     1,274      1,790
                                                                                                           ---------  ---------
      Total Other Assets.................................................................................. $  18,901  $  17,069
                                                                                                           ---------  ---------
      Total Assets........................................................................................ $ 299,474  $ 345,539
                                                                                                           =========  =========
Liabilities
Current Liabilities:
   Current Portion of Long-Term Debt...................................................................... $  14,045  $   7,703
   Accounts Payable.......................................................................................    23,518     22,493
   Accrued Payroll Related Expenses.......................................................................    10,338     10,834
   Accrued Expenses.......................................................................................    10,911      6,241
   Accrued Future Operating Losses--Pinole Point Steel....................................................     3,383         --
                                                                                                           ---------  ---------
      Total Current Liabilities........................................................................... $  62,195  $  47,271
                                                                                                           ---------  ---------
Long-Term Liabilities:
   Deferred Income Taxes.................................................................................. $   7,053  $   5,665
   Long-Term Debt, Less Current Portion...................................................................    91,217    129,762
   Other..................................................................................................    10,385     13,105
                                                                                                           ---------  ---------
      Total Long-Term Liabilities......................................................................... $ 108,655  $ 148,532
                                                                                                           ---------  ---------
Shareowners' Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized;
   1,000,000 Designated Series B Junior Participating Preferred; None Issued.............................. $      --  $      --
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,115,624 Shares Issued and 14,731,188 Shares
 Outstanding as of February 28, 2002 and 17,676,984 Shares Issued and 14,292,548 Shares Outstanding as of
 February 28, 2001........................................................................................       363        354
Additional Paid-In Capital................................................................................    67,441     63,334
Treasury Stock at Cost, 3,384,436 Shares as of February 28, 2002 and February 28, 2001....................   (34,813)   (34,813)
Retained Earnings.........................................................................................    95,802    120,861
Accumulated Other Comprehensive Loss......................................................................      (169)        --
                                                                                                           ---------  ---------
      Total Shareowners' Equity........................................................................... $ 128,624  $ 149,736
                                                                                                           ---------  ---------
      Total Liabilities and Shareowners' Equity........................................................... $ 299,474  $ 345,539
                                                                                                           =========  =========

       The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows

                Material Sciences Corporation and Subsidiaries

                                                                   For the years ended February 28 or 29,
                                                                   -------------------------------------
                                                                      2002           2001        2000
                                                                    --------       --------    --------
(In thousands)
Cash Flows From:
Operating Activities:
Net Income (Loss)................................................. $(25,083)      $   (684)   $ 16,715
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    (Used in) Operating Activities:
    Discontinued Operation, Net--Specialty Films..................   (2,597)        (1,978)      2,175
    Discontinued Operation, Net--Pinole Point Steel...............    1,096          7,014       5,846
    Gain on Sale of Discontinued Operation--Specialty Films.......  (38,787)            --          --
    Loss on Discontinued Operation--Pinole Point Steel............   53,287             --          --
    Depreciation and Amortization.................................   17,826         17,064      16,803
    Asset Impairments.............................................    8,361             --          --
    Provision (Benefit) for Deferred Income Taxes.................      779         (2,928)       (809)
    Compensatory Effect of Stock Plans............................    2,753          2,794       2,397
    Other, Net....................................................    1,984          1,100       1,336
Changes in Assets and Liabilities:
    Receivables...................................................    2,258          1,512         913
    Income Taxes Receivable.......................................   (2,688)        (1,637)        968
    Prepaid Expenses..............................................      810           (356)       (529)
    Inventories...................................................      271           (913)     (5,130)
    Accounts Payable..............................................   (4,369)        (3,105)      2,617
    Accrued Expenses..............................................   (9,366)        (3,629)      2,788
    Income Taxes Payable..........................................  (31,445)            --          --
    Other, Net....................................................     (600)        (1,804)      1,640
                                                                    --------       --------    --------
       Net Cash Provided by (Used in) Operating Activities........ $(25,510)      $ 12,450    $ 47,730
                                                                    --------       --------    --------
Investing Activities:
Discontinued Operation, Net--Specialty Films...................... $ (6,508)      $ (2,049)   $ (2,155)
Discontinued Operation, Net--Pinole Point Steel...................   (1,583)        (1,901)     (3,427)
Cash Received from Sale of Specialty Films, Net...................  121,982             --          --
Capital Expenditures, Net.........................................   (5,289)        (9,710)     (9,763)
Acquisitions, Net of Cash Acquired................................     (634)            --          --
Investment in Joint Ventures......................................     (893)        (3,489)     (1,136)
Distribution from Joint Ventures..................................       --            169          --
Purchases of Marketable Securities................................  (30,701)            --          --
Proceeds from Sale of Marketable Securities.......................   17,423             --          --
Other.............................................................     (451)          (448)       (609)
                                                                    --------       --------    --------
       Net Cash Provided by (Used in) Investing Activities........ $ 93,346       $(17,428)   $(17,090)
                                                                    --------       --------    --------
Financing Activities:
Discontinued Operation, Net--Specialty Films...................... $   (294)      $ (2,189)   $ (2,130)
Net Proceeds (Payments) Under Lines of Credit.....................  (24,500)        17,300     (17,000)
Payments of Debt..................................................   (7,703)          (502)       (450)
Purchase of Treasury Stock........................................       --        (12,739)    (11,583)
Issuance of Common Stock..........................................    1,363          1,383       2,115
                                                                    --------       --------    --------
       Net Cash Provided by (Used in) Financing Activities........ $(31,134)      $  3,253    $(29,048)
                                                                    --------       --------    --------
Net Increase (Decrease) in Cash................................... $ 36,702       $ (1,725)   $  1,592
Cash and Cash Equivalents at Beginning of Year....................    2,419          4,144       2,552
                                                                    --------       --------    --------
Cash and Cash Equivalents at End of Year.......................... $ 39,121       $  2,419    $  4,144
                                                                    ========       ========    ========
Supplemental Cash Flow Disclosures:
    Interest Paid................................................. $  8,650       $  9,931    $  9,612
    Income Taxes Paid.............................................   17,682          3,997       6,021
                                                                    ========       ========    ========
    Non-Cash Investing and Financing Activities:
    Accrued Future Operating Losses--Pinole Point Steel........... $  3,383       $     --    $     --
    Accrued Expenses Related to Pinole Point Steel Disposition....    2,121             --          --

   The Changes in Assets and Liabilities above for the year ended February 28, 2002 are net of assets and liabilities acquired and sold.

       The accompanying notes are an integral part of these statements.

           Consolidated Statements of Changes in Shareowners' Equity

                Material Sciences Corporation and Subsidiaries

                                               Common Stock                            Treasury Stock
                                             -----------------                      --------------------
                                                               Additional
                                                                Paid-In   Retained
                                               Shares   Amount  Capital   Earnings    Shares     Amount
                                             ---------- ------ ---------- --------  ----------  --------
(In thousands, except share data)
Balance as of February 28, 1999............. 16,783,084  $336   $54,663   $104,830  (1,211,748) $(10,491)
Net Income..................................         --    --        --     16,715          --        --
Issuance of Common Stock....................    237,690     5     1,737         --          --        --
Purchase of Treasury Stock..................         --    --        --         --    (945,800)  (11,583)
Compensatory Effect of Stock Plans..........    323,084     6     2,704         --          --        --
Tax Benefit from Exercise of Stock Options..         --    --        60         --          --        --
                                             ----------  ----   -------   --------  ----------  --------
Balance as of February 29, 2000............. 17,343,858  $347   $59,164   $121,545  (2,157,548) $(22,074)
Net Loss....................................         --    --        --       (684)         --        --
Issuance of Common Stock....................    141,428     3     1,301         --          --        --
Purchase of Treasury Stock..................         --    --        --         --  (1,226,888)  (12,739)
Compensatory Effect of Stock Plans..........    191,698     4     2,828         --          --        --
Tax Benefit from Exercise of Stock Options..         --    --        41         --          --        --
                                             ----------  ----   -------   --------  ----------  --------
Balance as of February 28, 2001............. 17,676,984  $354   $63,334   $120,861  (3,384,436) $(34,813)
Net Loss....................................         --    --        --    (25,083)         --        --
Issuance of Common Stock....................    166,198     3     1,293         --          --        --
Compensatory Effect of Stock Plans..........    272,442     6     2,741         --          --        --
Tax Benefit from Exercise of Stock Options..         --    --        73         --          --        --
Conformity of Fiscal Years for Joint Venture         --    --        --         24          --        --
                                             ----------  ----   -------   --------  ----------  --------
Balance as of February 28, 2002............. 18,115,624  $363   $67,441   $ 95,802  (3,384,436) $(34,813)
                                             ==========  ====   =======   ========  ==========  ========

            Consolidated Statements of Comprehensive Income (Loss)

                Material Sciences Corporation and Subsidiaries

                                             For the years ended February 28 or 29,
                                             --------------------------------------
                                                 2002           2001       2000
                                               --------        -----      -------
(In thousands)
Net Income (Loss)........................... $(25,083)       $(684)     $16,715
Other Comprehensive Loss:
   Foreign Currency Translation Adjustments.      (85)          --           --
   Unrealized Loss on Marketable Securities.      (84)          --           --
                                               --------        -----      -------
Comprehensive Income (Loss)................. $(25,252)       $(684)     $16,715
                                               ========        =====      =======


       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)
                Material Sciences Corporation and Subsidiaries

For the three years ended February 28, 2002

Note 1: Summary of Significant Accounting Policies

   The significant accounting policies of Material Sciences Corporation and its wholly-owned subsidiaries ("MSC" or "Company"), as summarized below, conform with generally accepted accounting principles that, in management's opinion, reflect practices appropriate to its business in which it operates. The Company reports results for all periods on the basis of one segment. Certain prior-year amounts have been reclassified to conform with the fiscal 2002 presentation.

   The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and the disclosures in the financial statements. Actual results could differ from those estimates. Significant estimates include amounts for inventory and receivable exposures, customer claims, asset valuations, income taxes and contingencies.

Principles of Consolidation

   The accompanying Consolidated Financial Statements include the accounts for MSC after all significant intercompany transactions have been eliminated. The Company maintains a voting interest no greater than 50% in both Walbridge Coatings, An Illinois Partnership ("Partnership") and Tekno S.A. ("Tekno"). Under the terms of both the Partnership and Tekno agreements, significant actions require unanimous consent of all parties and, as a result, MSC does not have a controlling interest in either the Partnership or Tekno. Accordingly, the Company accounts for the Partnership and Tekno under the equity method.

Inventories

   Inventories are stated at the lower of cost or market, using either the specific identification, average cost, or first-in, first-out (FIFO) method of cost valuation. Due to the continuous nature of the Company's operations, work-in-process inventories are not material.

Long-Lived Assets

   Property, Plant and Equipment are recorded at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows: buildings, 10 to 25 years; leasehold improvements, 2 to 20 years; and machinery and equipment, 1 to 20 years. Facilities and equipment on capital leases are recorded in Property, Plant and Equipment, with their corresponding obligations recorded in Current and Long-Term Liabilities. The amount capitalized is the lower of the present value of minimum lease payments or the fair value of the leased property. Amortization of capital lease assets is recorded on a straight-line basis over the lease term.

   Intangible assets consist principally of the excess of cost over the fair market value of net assets acquired ("goodwill") and non-compete agreements. These assets were being amortized on a straight-line basis over periods of 10 to 20 years. Accumulated amortization of intangible assets was $1,940 as of February 28, 2002 and $2,975 as of February 28, 2001.

   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques.

Revenue Recognition

   The Company generally recognizes revenue upon shipment. In certain circumstances, dictated by written instruction from the customer, MSC recognizes revenue and holds the product until the receipt of shipping instructions. The Company's revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Research and Development

   The Company expenses all research and development costs in the period incurred. Research and development expenses were $6,121 in fiscal 2002, $6,279 in fiscal 2001 and $5,343 in fiscal 2000 and are included in the Selling, General and Administrative Expenses on the Consolidated Statements of Income
(Loss).

Concentrations of Credit Risks

   Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of temporary and short-term cash investments and trade receivables.

   The Company places its temporary cash investments with high credit, quality financial institutions and in investment grade securities with maturities 90 days or less. In fiscal 2002, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in U.S. agency and corporate notes. These investments are expected to be held less than twelve months and are classified as Marketable Securities in the Consolidated Balance Sheets. The Company records unrealized gains and losses on its investments in marketable securities to adjust the carrying value of these investments to fair value. Unrealized losses were $84 as of February 28, 2002. The unrealized losses are classified as a component of Accumulated Other Comprehensive Loss in Shareowners' Equity. The Company reviews the collectability of accounts receivable on a regular basis, taking into account the customer liquidity, payment history and industry condition. Approximately 35% of the Company's receivables are concentrated with customers in the automotive industry. Approximately 7% of the Company's receivables are concentrated with U.S. steel mills. The Partnership has an additional $7,012 of receivables concentrated with U.S. steel mills.

Foreign Currency

   The Company's international operations are translated into U.S. dollars using current exchange rates at the balance sheet date for assets and liabilities. A weighted average exchange rate is used to translate sales, expenses, gains and losses. The currency translation adjustments are reflected in Accumulated Other Comprehensive Loss in Shareowners' Equity.

Note 2: Acquisitions

   During August 2001, a subsidiary of the Company acquired the net assets of Goldbach Automobil Consulting ("GAC"), a European disc brake noise damper distributor and stamper. An initial payment of 1,525 Euros was made on September 26, 2001 and an additional payment of 4,490 Euros was made on October 5, 2001 (approximately $5,300 based on the foreign exchange rate as of August 31, 2001). In addition, contingent consideration may be paid based upon future earnings of the operation. As of February 28, 2002, the Company recorded its initial purchase price allocation, which included $4,637 for goodwill related to the acquisition.

Note 3: Joint Venture and Partnership

   MSC, through its participation in Walbridge Coatings, An Illinois Partnership, primarily serves the automotive market by electrogalvanizing steel coils ("EG"). Bethlehem Steel Corporation ("BSC") owns a 33.5% interest in the Partnership, LTV Steel Company, Inc. ("LTV") owns a 16.5% interest and MSC owns the remaining 50% interest. BSC has production rights to 63% of the available line time at the Partnership's EG facility, LTV has rights to 33% of the line time and MSC has rights to 4% of the line time.

   On December 29, 2000, LTV filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On November 20, 2001, LTV announced its intention to cease operations and filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code. On April 23, 2002, the Company entered into a purchase agreement with LTV for the acquisition of all the LTV interests in the Partnership ("LTV Transaction"). The purchase is subject to the completion of requirements under the order of the Bankruptcy Court dated March 21, 2001, as modified on November 7, 2001, relating to the sale of assets for proceeds. MSC expects to close the transaction in May 2002 and pay approximately $3,100 for LTV's interests. MSC had $274 of LTV pre-petition receivables outstanding that are fully reserved and no LTV post-petition receivables outstanding as of February 28, 2002.

   On October 15, 2001, BSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Partnership is being treated as a critical vendor under BSC's proceedings. BSC continues to participate in the Partnership and furnish EG to the automotive industry. The Company believes that the Partnership's processing services are valuable to the BSC estate, however, there can be no assurance that the BSC bankruptcy will not result in further disruption of the business of the Partnership. MSC has no BSC receivables as of February 28, 2002.

   On December 15, 2001, a major fire destroyed an electrogalvanizing facility owned by the Double Eagle Steel Coating Company ("DESCO"), a joint venture between U.S. Steel Corporation and Rouge Steel Company. Although DESCO has announced its intention to rebuild the facility, the Partnership is currently servicing both U.S. Steel Corporation and Rouge Steel Company, in addition to BSC, ISPAT Inland, Inc. and other customers with EG and other services. Due to uncertainty in the economy and bankruptcies experienced in the steel industry, however, no assurance can be made as to the Partnership's future production levels.

   MSC's net sales for electrogalvanizing consists of various fees charged to the Partnership for operating the facility. MSC has production rights to 4% of the available line time at the Partnership's EG facility and will acquire an additional 33% of the available line time upon the closing of the LTV Transaction. The fees consist of a variable portion, based on the production volumes and product mix, and a fixed portion, including taxes, rent, insurance and the fixed portion of electricity. The overall profitability depends on the Company's processing skill and efficiency. In addition, the Company shares in the benefits from the sale of EG and other coated metal products processed at the Partnership's EG facility to outside parties. MSC has the right to utilize available line time to the extent BSC and LTV do not order Partnership services. In fiscal 2002, MSC utilized 18.3% of the available line time.

   There was $1,621 due from the Partnership included in MSC's trade receivables as of February 28, 2002 and no amounts due as of February 28, 2001.

   Summarized financial information for the Partnership is presented below.

                                          2002     2001     2000
            Income Statement Information -------  -------  -------
                Net Sales............... $51,714  $53,918  $67,512
                Loss from Operations....  (3,146)  (2,392)  (2,534)
                Net Loss................  (3,101)  (2,376)  (2,534)
                                          2002     2001     2000
            Balance Sheet Information    -------  -------  -------
                Current Assets.......... $ 7,949  $ 6,880  $ 8,527
                Total Assets............  20,632   22,012   20,305
                Total Liabilities.......   1,627      349    1,734
                Partners' Capital.......  19,005   21,663   18,571

   The orders for the Partnership's toll coating services are primarily and independently generated by BSC, LTV and MSC for their respective customers, although the Partnership may also accept orders from outside parties ("Third Party") to the extent available capacity and production schedules permit. The Partnership's Net Sales include amounts billed to BSC, LTV, MSC and other Third Party customers. Sales to BSC through the Partnership were $32,711 in fiscal 2002. Sales to LTV through the Partnership were $8,152 in fiscal 2002. Third Party sales were $6,482 in fiscal 2002. The Partnership's pricing of services to BSC, LTV and MSC is contractually based, while pricing of services to other customers is market driven. The Partnership's costs include fees paid to MSC for operating the facility, depreciation expense of the equipment (owned by the Partnership) and certain administrative expenses. The Loss from Operations is primarily related to the annual depreciation expense that is not included in the contractual pricing to the partners.

   The Partnership assets consist primarily of working capital and property, plant and equipment. The Partnership has $7,012 of receivables from U.S. steel mills as of February 28, 2002. As of February 28, 2002, the Partnership had no BSC pre-petition receivables outstanding and $4,479 of BSC post-petition receivables outstanding. The BSC post-petition receivables are judged to be collectible in full, and therefore, no reserve was recorded as of February 28, 2002. As of February 28, 2002, the Partnership had no LTV pre-petition receivables outstanding and $733 of LTV post-petition receivables outstanding. All LTV post-petition receivables were collected subsequent to fiscal year-end. Liabilities consist primarily of fees owed to MSC. The Company's share of Partners' Capital does not directly correlate to the Company's 50% ownership interest due to contractual allocation requirements of the Partnership agreements.

   In November 2000, a subsidiary of MSC formed a joint venture partnership with Tekno S.A. ("Tekno") for the manufacture and sale of Quiet Steel(R) and disc brake noise damper material for the South American market. Tekno's sales were $439 in fiscal 2002. The Equity in Results of Joint Venture was a net loss of $10 in fiscal 2002.

   Under the equity method, MSC includes its portion of the Partnership's and Tekno's results of operations in the Consolidated Statements of Income (Loss) under Equity in Results of Joint Ventures. The Equity in Results of Joint Ventures was a net loss of $1,560 in fiscal 2002, $1,194 in fiscal 2001 and $1,272 in fiscal 2000.

Note 4: Contingencies

   MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceedings relate to the Company's involvement in Superfund sites in Kingsbury and Gary, Indiana. MSC has been named as a potentially responsible party ("PRP") for the surface, soil and ground water contamination at these sites.

   The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of its remediation work at the Kingsbury site. The participating PRPs account for approximately 75% of the waste volume sent to this site. In December 2001, the PRPs established and funded a trust that has contracted with a remediation contractor to undertake all foreseeable activities necessary to achieve cleanup of the site pursuant to the decree. The trust has purchased an annuity that will pay the remediation contractor the anticipated expenses and oversight costs, including the purchase of stop-loss insurance coverage to reimburse the trust in the event of unforeseen cleanup expenses. The Company contributed $2,047 to the trust in December 2001, with no impact to income (loss) before income taxes, and expects that this payment will conclude its financial obligations with respect to the Kingsbury site. Upon the conclusion of litigation against a PRP that elected not to participate in the trust, the Company will be entitled to receive its pro rata share of any funds remaining in the site group litigation account and any periodic payments by the non-participating PRP equal to its share of the trust's ongoing remediation expenses. Moreover, should site closure be achieved ahead of schedule, the Company will be entitled to receive its pro rata share of the computed value of the annuity less a 25% early closure incentive bonus payable to the remediation contractor.

   The United States District Court for the Northern District of Indiana also has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The estimate of the Company's liability for this site is $1,100. This work has begun, and MSC has maintained a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

   MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1,300 to $1,700. The Company's environmental reserves were approximately $1,400 as of February 28, 2002.

   On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to air emissions. The Company has filed a response and is scheduling additional testing in conjunction with the Illinois EPA.

   The Company believes that the ultimate outcome of its environmental legal proceedings, net of contributions from other PRPs, will not have a material effect on the Company's financial condition or results of operations, given the reserves recorded as of February 28, 2002. However, no assurance can be given that this information, including estimates of remedial expenses, will not change.

   On May 26, 2000, a settlement agreement was executed regarding a class action lawsuit related to accounting irregularities announced in April 1997. The plaintiff claimed that the Company and certain of its current and former officers violated the federal securities laws and were aware of, or recklessly disregarded, material misstatements that were made in MSC's publicly filed financial reports. The Court entered an order preliminarily approving the agreement on May 31, 2000 and ordered that the class be advised of the proposed settlement. On August 1, 2000, the class members were afforded the opportunity to present any objections at a fairness hearing, at which time the settlement was approved with no objections, and the case was dismissed. The costs of the settlement and related legal fees were covered under the Company's insurance policies, net of retention (expensed in fiscal 1998).

Note 5:  Indebtedness

   Long-term debt, including a capital lease, consists of the obligations presented in the chart below. Projected principal payments of long-term debt, assuming no conversion or redemption, also are presented in this chart.

                                                         2002     2001
        Long-Term Debt Obligations                     -------- --------
           Borrowings Under Lines of Credit........... $     -- $ 24,500
           1998 Senior Notes..........................   61,500   61,500
           1997 Senior Notes..........................   42,857   50,000
           Obligations Under Capital Lease (Note 6)...      905    1,465
                                                       -------- --------
                                                       $105,262 $137,465
           Less Current Portion.......................   14,045    7,703
                                                       -------- --------
           Long-Term Debt............................. $ 91,217 $129,762
                                                       ======== ========

        Projected Principal Payments of Long-Term Debt

                     2003............... $ 14,045
                     2004...............   18,701
                     2005...............   13,421
                     2006...............   13,421
                     2007...............   13,421
                     2008 and Thereafter   32,253
                                         --------
                     Total.............. $105,262
                                         ========

   The Company entered into a $20,000 committed line of credit on October 11, 2001. The agreement expires on October 11, 2004. No borrowings were outstanding under the line as of February 28, 2002. There were $5,315 in outstanding letters of credit at that date. A fee of .25% is charged for the unused portion of the line. At the Company's option, interest is at the bank's reference rate (4.75% as of February 28, 2002) or at LIBOR plus a margin (2.25% until February 28, 2002). The financial covenants include a fixed charge coverage ratio of not less than 1.0 to 1.0 commencing February 28, 2002; a liquidity ratio of not less than 1.5 to 1.0 commencing November 30, 2001; a maximum leverage ratio (3.5 to 1.0 from February 28, 2002 through November 30, 2002, 3.0 to 1.0 from February 28, 2003 to November 30, 2003, and 2.5 to 1.0 thereafter); and minimum net worth of $140,000 plus 50% of cumulative consolidated net income accruing for fiscal years ending after November 30, 2001, and only for such periods that the Company's balance sheet leverage exceeds 2.0 to 1.0. However, compliance with the financial covenants is not required at times when the Company has cash collateralized its obligations under the line of credit. As of February 28, 2002, the outstanding letters of credit have been cash collateralized. A total of $5,315 was classified as Restricted Cash in the Consolidated Balance Sheets. Other than the aforementioned restricted cash balance, there are no other restrictions on the Company's use of its cash and cash equivalents at times when no borrowings are outstanding under the facility. The line of credit is secured by certain accounts receivable of the Company. In April 2002, one of the letters of credit ($3,200) was canceled and the related cash collateral was released to the Company.

   On February 27, 1998, MSC authorized the issuance and sale of $61,500 Senior Notes ("1998 Senior Notes") in two series. The interest rate on the Series A Note ($5,000) is 6.49%, and the Note matures on May 31, 2003. The interest rate on the Series B Notes ($56,500) is 6.80%, and the Notes mature on May 31, 2010. The 1998 Senior Notes were issued and funded on February 27, 1998. The estimated fair value of the 1998 Senior Notes, based on discounted cash flows, was less than the carrying value by $3,400 as of February 28, 2002.

   On February 15, 1997, the Company authorized the issuance and sale of $50,000 Senior Notes ("1997 Senior Notes"). As of February 28, 1997, $30,000 of the 1997 Senior Notes was issued and funded. The remaining $20,000 was issued and funded on May 5, 1997. The interest rate on the 1997 Senior Notes is 7.05%. On May 31, 2001, the Company made a principal payment of $7,143 against the 1997 Senior Notes. The estimated fair value of the 1997 Senior Notes, based on discounted cash flows, was less than the carrying value by $2,403 as of February 28, 2002.

   The note agreements for both the 1998 Senior Notes and the 1997 Senior Notes are comparable. Interest payments are due semi-annually on May 31 and November 30 of each year. The agreements require the Company to adhere to certain covenants. The most significant of these covenants include maintenance of consolidated cumulative adjusted net worth of $118,341, consolidated senior debt ratio (55.0% until agreement expiration), and total indebtedness ratio (60.0% until agreement expiration). MSC was in compliance with the financial covenants related to the 1998 Senior Notes and the 1997 Senior Notes for the period ended February 28, 2002.

Note 6:  Leases

   MSC leases one manufacturing facility under a capital lease that includes renewal options. Other equipment is leased under non-cancelable operating leases.

   The Walbridge, Ohio facility lease contains certain covenants with which the Company was in compliance. MSC subleases its interest in this facility to the Partnership through the end of the Partnership term, December 31, 2004. The sublease contains substantially the same terms and conditions as the lease. The Company has assigned all of its rights under the sublease to the Partnership. The lease is renewable, at the Company's option, for additional periods totaling 25 years.

   Some leases also contain escalation provisions based upon specified inflation indices. The table below presents future minimum lease payments and sublease income.

                                                   Capital Operating
                                                    Lease   Leases
           Minimum Lease Payments                  ------- ---------
           2003...................................  $692    $  854
           2004...................................   276       319
           2005...................................    --        25
           2006...................................    --        11
           2007...................................    --        11
           2008 and Thereafter....................    --        --
                                                    ----    ------
           Total Minimum Lease Payments...........  $968    $1,220
                                                            ======
           Amount Representing Interest...........    63
                                                    ----
           Present Value of Minimum Lease Payments  $905
                                                    ====

   Amortization of leased property was $809 in fiscal 2002, $813 in fiscal 2001 and $813 in fiscal 2000. Total rental expense under operating leases was $2,431 in fiscal 2002, $3,784 in fiscal 2001 and $3,271 in fiscal 2000.

Note 7:  Retirement Plans

   MSC has non-contributory defined benefit and defined contribution pension plans that cover a majority of its employees. The Company funds amounts required to meet ERISA funding requirements for the defined benefit plans. The Company makes an annual contribution to the defined contribution plan for the amount earned by participating employees after the end of each calendar year. The cost of this plan was $1,691 in fiscal 2002, $1,771 in fiscal 2001 and $1,818 in fiscal 2000. In addition to the benefits previously described, some MSC officers participate in a non-contributory supplemental pension plan.

   The Company provides its retired employees with certain postretirement health care benefits, which MSC may periodically amend or modify. Substantially all employees may be eligible for these benefits if they reach normal retirement age while employed by the Company.

   The following tables present: a reconciliation of the change in benefit obligation, a reconciliation of the change in plan assets, a statement of the funded status of the plans, the components of net periodic benefit cost and the assumptions used in determining the plans' funded status.

                                                                  Postretirement
                                               Pension Benefits      Benefits
                                               ----------------  ----------------
                                                2002     2001     2002     2001
                                               -------  -------  -------  -------
Change in Benefit Obligation:
Obligation, March 1 . . . . . . . . . . ...... $ 9,390  $ 9,104  $ 2,273  $ 1,795
Service Cost Benefits Earned During the Period     275      272      145      140
Interest Cost on Benefit Obligation ..........     653      648      172      154
Plan Amendments...............................      --       75
Actuarial (Gain) Loss.........................     (11)    (236)      82      312
Benefit Payments..............................    (461)    (473)       1     (128)
Curtailments..................................    (157)      --     (161)      --
                                               -------  -------  -------  -------
Obligation, February 28....................... $ 9,689  $ 9,390  $ 2,512  $ 2,273
                                               =======  =======  =======  =======
Change in Plan Assets:
Plan Assets at Fair Value, March 1............ $ 5,318  $ 5,333  $    59  $    59
Actual Return on Plan Assets..................    (233)      39        7       --
Company Contributions.........................     382      419       (1)     128
Benefit Payments..............................    (461)    (473)       1     (128)
                                               -------  -------  -------  -------
Plan Assets at Fair Value, February 28........ $ 5,006  $ 5,318  $    66  $    59
                                               =======  =======  =======  =======
Funded Status:
Funded Status . . . . . . . . . . . . . . .... $(4,683) $(4,072) $(2,446) $(2,214)
Unrecognized Transition Obligation............      11       14       --       --
Unrecognized Prior Service Cost...............     585      670     (810)    (878)
Unrecognized Gain.............................    (158)    (663)    (237)    (186)
                                               -------  -------  -------  -------
Net Amount Recognized......................... $(4,245) $(4,051) $(3,493) $(3,278)
                                               =======  =======  =======  =======

                                                 Pension Benefits   Postretirement Benefits
                                               -------------------  ----------------------
                                               2002   2001   2000    2002      2001   2000
                                               -----  -----  -----  ----      ----   ----
Components of Net Periodic
Benefit Cost:
Service Cost Benefits Earned During the Period $ 275  $ 272  $ 267  $145      $140   $134
Interest Cost on Benefit Obligation...........   653    648    641   172       154    147
Expected Return on Assets . . . . ............  (419)  (377)  (355)   (4)       (4)    (4)
Amortization of Transition Obligation.........     3      3      3    --        --     --
Amortization of Prior Service Cost ...........    85     85     82   (69)      (69)   (69)
Amortization of Net (Gain) Loss...............   (21)   (58)    30   (30)      (24)   (25)
                                               -----  -----  -----   ----      ----   ----
Net Periodic Benefit Cost..................... $ 576  $ 573  $ 668  $214      $197   $183
                                               =====  =====  =====   ====      ====   ====

                                                     2002  2001  2000
                                                     ----  ----  ----
         Assumptions Used in Determining
         the Plans' Funded Status:
         Discount Rate.............................. 7.00% 7.50% 8.00%
         Expected Long-Term Rate of Return on Assets 8.00% 8.00% 8.00%
         Rate of Increase in Compensation Levels.... 6.00% 6.00% 6.00%

   MSC continues to review its postretirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated postretirement benefit obligation, of which only a minor amount has been funded, and net cost, MSC used a 10% health care cost trend rate decreasing until leveling off at 5% in calendar 2010.

   A 1% increase in assumed health care cost trend rates will raise the total of the service and interest cost components of net periodic postretirement benefit cost by $76 and the health care component of the accumulated postretirement benefit obligation by $589 as of February 28, 2002. A 1% decrease in assumed health care cost trend rates will lower the total of the service and interest cost components of net periodic postretirement benefit cost by $30 and the health care component of the accumulated postretirement benefit obligation by $477 as of February 28, 2002.

Note 8:  Interest (Income) Expense, Net

   The table presented below analyzes the components of interest (income) expense, net.

                                                    2002     2001     2000
  Interest (Income) Expense, Net                   -------  -------  -------
  Interest Expense................................ $ 8,322  $ 9,818  $ 9,358
  Interest Income.................................  (1,348)    (148)    (296)
  Interest Expense Allocated to Pinole Point Steel  (8,100)  (8,844)  (8,332)
                                                   -------  -------  -------
  Interest (Income) Expense, Net.................. $(1,126) $   826  $   730
                                                   =======  =======  =======

   The table above excludes interest expense of $127, $185 and $237 for fiscal years 2002, 2001 and 2000, respectively, related to the Walbridge, Ohio facility. This facility is subleased to the Partnership. The interest expense and amortization relating to this lease was reduced by sublease income received from the Partnership, and the net result was included in Other, Net, shown in the Consolidated Statements of Income (Loss). The loss from discontinued operation, net of income taxes of Pinole Point Steel, includes an allocation of consolidated interest expense as noted in the table above. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow.

Note 9:  Income Taxes

   Deferred income taxes result from recognizing revenues and expenses in different periods for tax and financial reporting purposes.

   The components of the provision (benefit) for income taxes and a reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

                                         2002     2001     2000
              Tax Provision (Benefit)   -------  -------  ------
              Current:
                 Federal............... $(4,251) $ 6,206  $6,786
                 State.................     342      845   1,252
                                        -------  -------  ------
                                        $(3,909) $ 7,051  $8,038
                                        -------  -------  ------
              Deferred:
                 Federal............... $ 1,451  $(2,799) $ (661)
                 State.................    (672)    (360)   (257)
                                        -------  -------  ------
                                        $   779  $(3,159) $ (918)
                                        -------  -------  ------
              Total Provision (Benefit) $(3,130) $ 3,892  $7,120
                                        =======  =======  ======

                                                        2002  2001  2000
      Tax Rate Reconciliation                           ----  ----  ----
      Federal Statutory Rate........................... 35.0% 35.0% 35.0%
      State and Local Taxes, Net of Federal Tax Benefit  4.3   6.1   5.5
      Research and Development Tax Credits.............   --    --  (0.5)
      Foreign Sales Corp. Benefit......................  5.4  (2.1) (0.8)
      State Tax Credits................................   --  (1.5) (0.8)
      Reserve Adjustment...............................   --    --  (5.6)
      Other, Net....................................... (3.6) (0.1)  0.5
                                                        ----  ----  ----
      Effective Income Tax Rate........................ 41.1% 37.4% 33.3%
                                                        ====  ====  ====

   During fiscal 2000, the Internal Revenue Service completed its review of fiscal years 1993 and 1994. In addition, the Company's three-year statute of limitations expired for fiscal 1995 and 1996 for federal income tax purposes. The Company analyzed its income tax reserve position based on these two events and reduced its previously provided income tax reserves by $750 in the fourth quarter of fiscal 2000.

   Temporary differences that give rise to deferred tax (assets) and liabilities were as follows:

                                                  2002     2001
                                                 -------  -------
              Property and Equipment............ $13,050  $17,213
              Reserves Not Deductible Until Paid  (2,574)  (2,640)
              Employee Benefit Liabilities......  (5,669)  (6,227)
              Deferred State Income Taxes, Net..    (114)     575
              Tax Credit Carryforwards..........  (1,095)  (6,261)
              Other.............................   1,004      773
                                                 -------  -------
              Deferred Tax Liabilities, Net..... $ 4,602  $ 3,433
                                                 =======  =======

   As of February 28, 2002, tax credit carryforwards of $944 were available with an unlimited expiration date, and the remaining $151 expires in varying amounts through fiscal 2022.

   Deferred Tax Liabilities, Net have been recorded on the Company's Consolidated Balance Sheets as follows:

                                               2002     2001
                                              -------  -------
                Long-Term Liabilities--
                   Deferred Income Taxes..... $ 7,053  $ 5,665
                Current Assets--Prepaid Taxes  (2,451)  (2,232)
                                              -------  -------
                Deferred Tax Liabilities, Net $ 4,602  $ 3,433
                                              =======  =======

Note 10:  Significant Customers and Export Sales

   Net sales to the Partnership represented 21%, 20% and 24% of MSC's net sales in fiscal 2002, 2001 and 2000, respectively. Export sales represented 15% of the Company's net sales in fiscal 2002, 11% in fiscal 2001 and 6% in fiscal 2000.

Note 11:  Equity and Compensation Plans

   The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees ("1985 Plan"); the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees ("1992 Plan"); the Material Sciences Corporation Stock Option Plan for Non-Employee Directors

("1996 Directors Plan"); and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors ("2001 Directors Plan"). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options awarded under the plans been determined using the fair market value-based accounting method, the Company's net income (loss) and basic and diluted net income (loss) per share would have been as shown in the following pro forma amounts:

                                                2002     2001    2000
                                              --------  ------  -------
         Net Income (Loss):
            As Reported...................... $(25,083) $ (684) $16,715
                                              ========  ======  =======
            Pro Forma........................ $(25,135) $ (884) $16,490
                                              ========  ======  =======
         Basic Net Income (Loss) Per Share:
            As Reported...................... $  (1.79) $(0.05) $  1.11
                                              ========  ======  =======
            Pro Forma........................ $  (1.79) $(0.06) $  1.09
                                              ========  ======  =======
         Diluted Net Income (Loss) Per Share:
            As Reported...................... $  (1.79) $(0.05) $  1.10
                                              ========  ======  =======
            Pro Forma........................ $  (1.79) $(0.06) $  1.08
                                              ========  ======  =======

   There are 2,512,500 shares authorized under the 1985 Plan to provide for the shares purchased by employees under the Material Sciences Corporation Employee Stock Purchase Program.

   There are 3,262,500 shares authorized under the 1992 Plan to provide stock options and restricted stock under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire 10 years from the date of grant. Incentive stock options ("ISOs") were issued in fiscal 1994 at fair market value at the date of grant and expire 10 years from the date of grant. These ISOs were issued in tandem with a restricted stock grant and vest two years after the vesting of the restricted stock, if the corresponding restricted stock is still owned by the participant.

   Under the 1992 Plan, restricted stock and cash awards generally vest over three to five years from the date of grant. Certain of these awards require a cash contribution from the employee. Shares of restricted stock are awarded in the name of the employee, who has all the rights of a shareowner, subject to certain restrictions or forfeitures. Restricted stock and cash awards have been issued with restrictions based upon time, stock price performance or a combination thereof. The market value of the restricted stock at the date of grant is amortized to compensation expense over the period in which the shares vest (time based awards). In the event of accelerated vesting due to the achievement of market value appreciation as defined by the plan, the recognition of the unamortized expense would be accelerated. For awards based on both time and performance (performance based awards), the Company determines the compensation cost to be recorded on the date the performance levels are achieved. On that date, compensation expense representing a pro rata portion of the total cost is recognized. The remaining compensation expense is recorded ratably over the remaining vesting period. If the specified stock performance levels are not achieved by the end of the five-year period from the date of grant, the employee contribution, elected restricted stock and the cash award are forfeited.

   There are 250,000 shares authorized under the 1996 Directors Plan. This plan consisted of grants that provided for 50% of each non-employee director's annual retainer ("Retainer Options") and annual incentive stock options ("Incentive Options"). The Retainer Options vested on the date of grant and expire five years after that date. The Incentive Options vest one year from the date of grant and expire five years after the date of grant. No further shares will be issued under this plan, and 140,485 shares were outstanding as of February 28, 2002. The 1996 Directors Plan was replaced with the 2001 Directors Plan that was approved by the shareowners in June 2000 and was effective March 1, 2001.

   There are 150,000 shares authorized under the 2001 Directors Plan. This plan consists of grants that provide for all or a portion of each non-employee director's annual retainer, according to the non-employee director's election to receive the annual retainer either in cash, shares of common stock, deferred stock units (entitles the non-employee director to receive shares at a later date), or a combination thereof. The shares and deferred stock units vest in four equal installments on the date of grant and the three, six and nine-month anniversaries of the date of grant. Any portion which has not vested prior to the date the non-employee director ceases to be a non-employee director shall expire and be forfeited. The 2001 Directors Plan also consists of grants to provide for annual incentive stock options ("Incentive Options"). The Incentive Options vest one year from the date of grant and expire ten years after the date of grant.

   The exercise price of all options equals the market price of the Company's stock either on the date of grant or, in the case of the 1996 Directors Plan, on the day prior to the grant.

   In fiscal 1998, the Company issued 52,941 stock options to a consultant for partial payment of services performed. The options were issued at fair market value as of February 28, 1998 and expire five years from the date of grant.

   A summary of transactions under the stock option plans was as follows:

Stock Option Activity

                                            Options Outstanding           Exercisable Options
                                    ----------------------------------- ------------------------
                                                            Weighted                 Weighted
                                                 Key        Average                  Average
                                    Directors Employees  Exercise Price  Shares   Exercise Price
                                    --------- ---------  -------------- --------- --------------
Stock Option Activity
Outstanding as of February 28, 1999  262,022  1,449,956      $13.96     1,223,802     $13.56
Granted............................   69,147     31,500        8.76
Exercised..........................  (19,124)   (52,890)      10.33
Canceled...........................  (32,527)  (109,230)      14.90
                                    --------  ---------      ------     ---------     ------
Outstanding as of February 29, 2000  279,518  1,319,336      $13.74     1,342,439     $13.55
Granted............................   52,542     15,300       11.93
Exercised..........................  (22,174)        --        5.37
Canceled........................... (106,227)   (31,402)      14.48
                                    --------  ---------      ------     ---------     ------
Outstanding as of February 28, 2001  203,659  1,303,234      $13.74     1,348,026     $13.75
Granted............................   36,273      9,000        8.80
Exercised..........................  (14,400)   (49,325)       8.32
Canceled...........................   (9,174)  (538,409)      12.81
                                    --------  ---------      ------     ---------     ------
Outstanding as of February 28, 2002  216,358    724,500      $14.36       899,545     $14.51
                                    ========  =========      ======     =========     ======


                    Options Outstanding                        Exercisable Options
                  as of February 28, 2002                    as of February 28, 2002
------------------------------------------------------------ -----------------------
                                   Weighted
                                   Average       Weighted                Weighted
                                  Remaining      Average                 Average
Range of Exercise Prices Shares  Life (Years) Exercise Price  Shares  Exercise Price
------------------------ ------- ------------ -------------- -------  --------------
     $ 6.80-$ 8.70......  82,100     5.44         $ 7.54      65,461      $ 7.63
     $10.13-$12.38......  83,101     3.92          10.95      63,467       11.19
     $13.50-$14.88...... 391,607     3.31          14.39     391,067       14.39
     $15.00-$18.75...... 384,050     4.14          16.49     379,550       16.48
                         -------     ----         ------     -------      ------
     $ 4.95-$18.75...... 940,858     3.89         $14.36     899,545      $14.51
                         =======     ====         ======     =======      ======

   The weighted average fair value of individual options granted in fiscal 2002, 2001 and 2000 is $8.78, $6.13 and $4.48, respectively.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the option grants in fiscal 2002, 2001 and 2000, respectively: risk-free interest rates of 5.18%, 6.21% and 5.44%; expected life of 10.0 years, 6.1 years and 6.4 years; and expected volatility of 39.44%, 42.28% and 41.50%.

   A summary of transactions under the restricted stock plans was as follows:

                   Restricted Stock Activity
                   Unvested as of February 28, 1999  286,470
                   Granted.........................  342,700
                   Vested.......................... (113,454)
                   Canceled........................  (19,616)
                                                    --------
                   Unvested as of February 29, 2000  496,100
                   Granted.........................  205,900
                   Vested.......................... (162,698)
                   Canceled........................  (14,202)
                                                    --------
                   Unvested as of February 28, 2001  525,100
                   Granted.........................  378,440
                   Vested.......................... (367,742)
                   Canceled........................ (105,998)
                                                    --------
                   Unvested as of February 28, 2002  429,800
                                                    ========

   Compensation effects arising from issuing restricted stock and stock options were $2,741 in fiscal 2002, $2,828 in fiscal 2001 and $2,704 in fiscal 2000, and have been charged against income and recorded as Additional Paid-In Capital in the Consolidated Balance Sheets.

   The Employee Stock Purchase Plan permits eligible employees to purchase shares of common stock at 85% of the lower fair market value of the stock as of two measurement dates six months apart. Common stock sold to employees under this plan was 102,473 in fiscal 2002, 119,254 in fiscal 2001 and 165,676 in fiscal 2000.

   On June 20, 1996, the Company issued a dividend to shareowners of record on July 2, 1996, of one right ("Right") for each outstanding share of MSC's common stock. Each Right entitles the shareowners to buy 1/100/th of a share of Series B Junior Participating Preferred Stock at an initial exercise price of $70.00. As amended on June 22, 1998, the Rights will be exercisable only if a person or group acquires, or announces a tender offer, for 15% or more of MSC's common stock. If 15% or more of MSC's common stock is acquired by a person or group, the Rights (other than those held by that person or group) convert into the right to buy the number of shares of MSC's common stock valued at two-times the exercise price of the Rights. In addition, if MSC enters into a merger or other business combination with a person or group owning 15% or more of MSC's outstanding common stock, the Rights (other than those held by that person or group) then convert into the right to buy that number of shares of common stock of the acquiring company valued at two-times the exercise price of the Rights. MSC may exchange the Rights for its common stock on a one-for-one basis at any time after a person or group has acquired 15% or more of its outstanding common stock. MSC will be entitled to redeem the Rights at one cent per Right (payable in common stock of the Company, cash or other consideration, at MSC's option) at any time before public disclosure that a 15% position has been acquired. The Rights will expire on July 1, 2006, unless previously redeemed or exercised.

Note 12:  Discontinued Operations

   On June 29, 2001, the Company completed the sale of substantially all of the assets of its Specialty Films segment, including its interest in Innovative Specialty Films, LLC, to Bekaert pursuant to the terms of the Purchase Agreement by and among MSC, MSC/SFI, Bekaert and N.V. Bekaert S.A., dated June 10, 2001. The Company received cash of $121,982 and recorded an after-tax gain of $38,787 in the second quarter of fiscal 2002. Net proceeds after taxes and transaction costs were $90,537. As a result of the sale, Specialty Films has been reported as a discontinued operation for all periods presented.

   After reviewing various strategic alternatives for Pinole Point Steel, MSC's Board of Directors, on September 18, 2001, approved a plan to sell Pinole Point Steel, the Company's West Coast hot-dip galvanizing and coil coating operation. On April 30, 2002, the Company announced that it entered into a binding letter of intent with Grupo IMSA, S.A. de C.V. for the sale of substantially all of the assets and assumption of certain liabilities of the Pinole Point Steel business, subject to the satisfaction of closing conditions. After tax benefits and transaction costs, MSC expects to realize approximately $65,000 from the sale. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets and operating results of the business. In fiscal 2002, the Company recorded a provision for loss on discontinued operation, net of income taxes, of $53,287 which included the write-down of assets of $38,888 to their estimated fair value of $65,104 based on current information regarding the potential sale of Pinole Point Steel, an accrual of $12,278 for future operating losses during the nine-month period ending May 31, 2002 and disposition costs of $2,121. The loss on discontinued operation, net of income taxes, includes the allocation of consolidated interest expense of $5,391 to be incurred during the nine-month period ending May 31, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow.

   Net sales and loss from discontinued operation of Pinole Point Steel were as follows:

                                                         For the Years Ended
                                                            February 28,
                                                         ------------------
                                                           2002      2001
                                                         --------  --------
   Net Sales............................................ $128,397  $149,810
   Loss from Discontinued Operation, Net of Income Taxes  (16,456)  (12,992)

   The loss from discontinued operation, net of income taxes, for fiscal 2002 and 2001 includes the allocation of consolidated interest expense of $8,100 and $8,844, respectively. The loss on discontinued operation, net of income taxes, includes the allocation of consolidated interest expense of $5,391 to be incurred during the nine-month period ending May 31, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow.

Note 13:  Asset Impairment and Restructuring

   On November 15, 2001, the Company announced it implemented a reorganization and cost reduction program. The program involves the reorganization of the Company's three continuing operations into a single business unit which will provide electronic, acoustical/thermal and coated metal materials-based solutions to a variety of markets. In addition, the reorganization provides for a new operating structure whereby the previous business units and management structures were eliminated, resulting in one reportable segment, MSC Engineered Materials and Solutions Group ("EMS"). The Company's new operating structure has common functional departments such as sales, marketing, operations, accounting and human resources that report to EMS management. MSC terminated 41 employees primarily in sales, general and administrative departments of the Company and recorded a restructuring charge of $1,450 in fiscal 2002. Of this amount, $1,110 pertained to severance expenses and $340 for other related costs. As of February 2002, cash of $912 was paid in conjunction with the restructuring program. The restructuring reserve was $538 as of February 28, 2002, as presented in the chart.

                                       Severance Other  Total
                                       --------- -----  ------
                 Restructuring Reserve  $1,110   $ 340  $1,450
                 Activity.............    (676)   (276)   (952)
                 Adjustments..........      --      40      40
                                        ------   -----  ------
                    Total.............  $  434   $ 104  $  538
                                        ======   =====  ======

   The Company has reviewed its investment in its powder coating assets. MSC has determined that it will reevaluate efforts to commercialize their proprietary powder coating capabilities based on the availability of new paint chemistries and application cost versus traditional liquid coating methods. Based on the projected cash flows from powder coating assets, the Company has recorded a $5,929 charge to earnings in the fourth quarter of fiscal 2002.

   The Company has reviewed its investment in the capitalized intangible assets and equipment related to its license with Northwestern University to commercialize its Solid State Shear Pulverization ("SSSP") technology. The Company is completing research studies with potential licensees of the SSSP technology. At this time, no assurance can be made as to the success of these studies to commercialize the SSSP technology. Based on the projected cash flows from the SSSP assets, MSC has recorded a $2,001 charge to earnings in the fourth quarter of fiscal 2002. The total impairment charge recorded was $8,361.

Note 14:  Contractual Commitment

   On January 31, 2002, the Company entered into an exclusive license agreement with TouchSensor Technologies, LLC ("TST"). This agreement provides for MSC to manufacture, use and sell TST's patented field-effect touchsensing technology for sensors, switches, displays and interface solutions in the consumer-electronics and transportation markets. There were no sales in fiscal 2002. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount which is shown in the chart below.

                        Minimum Annual Royalties
                        2003.................... $1,167
                        2004....................  1,500
                        2005....................  2,750
                        2006....................  2,750
                                                 ------
                           Total................ $8,167
                                                 ======

Note 15:  Selected Quarterly Results of Operations (Unaudited)

   The table presented below is a summary of quarterly data for the years ended February 28, 2002 and February 28, 2001.

                                                         First   Second     Third   Fourth
                                                        Quarter  Quarter   Quarter  Quarter
                                                        -------  --------  -------  --------
2002
Net Sales.............................................. $66,000  $ 67,361  $63,249  $ 53,896
Gross Profit...........................................  12,235    12,650   11,754     8,592
Income (Loss) from Continuing Operations...............     800     1,486     (319)   (6,458)
Income from Discontinued Operation--Specialty Films....   1,243       226       --        --
Loss from Discontinued Operation--Pinole Point Steel...  (3,694)   (3,867)      --        --
Gain on Sale of Discontinued Operation--Specialty Films      --    38,787       --        --
Loss on Discontinued Operation--Pinole Point Steel.....      --   (42,248)      --   (11,039)
Net Loss...............................................  (1,651)   (5,616)    (319)  (17,497)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations............... $  0.06  $   0.11  $ (0.02) $  (0.46)
Income from Discontinued Operation--Specialty Films....    0.09      0.02       --        --
Loss from Discontinued Operation--Pinole Point Steel...   (0.27)    (0.28)      --        --
Gain on Sale of Discontinued Operation--Specialty Films      --      2.78       --        --
Loss on Discontinued Operation--Pinole Point Steel.....      --     (3.03)      --     (0.78)
                                                        -------  --------  -------  --------
Basic Net Loss Per Share............................... $ (0.12) $  (0.40) $ (0.02) $  (1.24)
                                                        =======  ========  =======  ========
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations............... $  0.06  $   0.11  $ (0.02) $  (0.46)
Income from Discontinued Operation--Specialty Films....    0.09      0.02       --        --
Loss from Discontinued Operation--Pinole Point Steel...   (0.27)    (0.28)      --        --
Gain on Sale of Discontinued Operation--Specialty Films      --      2.75       --        --
Loss on Discontinued Operation--Pinole Point Steel.....      --     (3.00)      --     (0.78)
                                                        -------  --------  -------  --------
Diluted Net Loss Per Share............................. $ (0.12) $  (0.40) $ (0.02) $  (1.24)
                                                        =======  ========  =======  ========
                                                         First   Second     Third   Fourth
                                                        Quarter  Quarter   Quarter  Quarter
                                                        -------  --------  -------  --------
2001
Net Sales.............................................. $68,790  $ 72,818  $70,281  $ 61,971
Gross Profit...........................................  14,395    15,176   14,331    10,105
Income (Loss) from Continuing Operations...............   2,087     2,681    1,992      (237)
Income from Discontinued Operation--Specialty Films....   1,812     1,755    1,182     1,036
Loss from Discontinued Operation--Pinole Point Steel...  (1,251)   (2,794)  (3,652)   (5,295)
Net Income (Loss)......................................   2,648     1,642     (478)   (4,496)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations............... $  0.14  $   0.19  $  0.15  $  (0.02)
Income from Discontinued Operation--Specialty Films....    0.13      0.13     0.08      0.08
Loss from Discontinued Operation--Pinole Point Steel...   (0.09)    (0.20)   (0.27)    (0.39)
                                                        -------  --------  -------  --------
Basic Net Income (Loss) Per Share...................... $  0.18  $   0.12  $ (0.04) $  (0.33)
                                                        =======  ========  =======  ========
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations............... $  0.14  $   0.19  $  0.14  $  (0.02)
Income from Discontinued Operation--Specialty Films....    0.12      0.13     0.09      0.08
Loss from Discontinued Operation--Pinole Point Steel...   (0.08)    (0.20)   (0.26)    (0.39)
                                                        -------  --------  -------  --------
Diluted Net Income (Loss) Per Share.................... $  0.18  $   0.12  $ (0.03) $  (0.33)
                                                        =======  ========  =======  ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Reference is made to the information found under the caption "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareowners ("Proxy Statement"), all of which is incorporated by reference herein, for information on the directors of the Company. Reference is made to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Proxy Statement, all of which is incorporated herein by reference. Reference is made to Part I of this report for information on the executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

   Reference is made to the information under the captions "Compensation of Executive Officers," "Employment and Other Agreements" and "Employee and Other Plans" in the Proxy Statement, all of which is incorporated herein by reference, provided, however, that the "Compensation and Organization Committee Report," "Audit Committee Report" and "MSC Performance Graph" are not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

   Reference is made to the information under the captions "Security Ownership of Management of the Company" and "Information with Respect to Certain Shareowners" set forth in the Proxy Statement, respectively, all of which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to the information under the captions "Employment and Other Agreements" and "Employee and Other Plans" set forth in the Proxy Statement, respectively, all of which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A)  FINANCIAL STATEMENTS AND SCHEDULE OF THE COMPANY

       I Financial Statements of the Company listed in the Index to Consolidated Financial Statements are filed as part of this report.

       II Supplemental Schedule. The report and schedule listed below appear on pages 51 and 52 of this report.

          (i) Report of Independent Public Accountants with respect to Supplemental Schedule to the Financial Statements

         (ii) Schedule II--Reserve for Receivable Allowances

   All other schedules have been omitted, since the required information is not significant, is included in the financial statements or the notes thereto or is not applicable.

   (B) REPORTS ON FORM 8-K

   No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

   (C) EXHIBITS

Exhibit
Number                                     Description of Exhibit
------                                     ----------------------
  2(a)  Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole
        Point Steel Inc., dated as of November 14, 1997.(7)
  2(b)  Purchase Agreement by and among Material Sciences Corporation, MSC Specialty Films,
        Inc., Bekaert Corporation and N.V. Bekaert S.A., dated June 10, 2001.(14)
  2(c)  First Amendment to Purchase Agreement, dated June 29, 2001.(14)
  3(a)  Registrant's Restated Certificate of Incorporation.(6)
  3(b)  Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred
        Stock.(2)
  3(c)  Registrant's By-laws, as amended.(9)
  4(a)  Note Agreement dated as of February 15, 1997, by and among the Registrant and the purchasers described on Schedule I attached thereto.(5)
  4(b)  Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on Schedule I attached thereto.(8)
  4(c)  First Amendment to Note Agreement dated as of January 23, 1998, among the Registrant,
        Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company,
        The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide
        Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)
  4(d)  Second Amendment to Note Agreement dated as of February 27, 1998, among the Registrant,
        Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company,
        The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide
        Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)
  4(e)  Option Agreement dated as of February 26, 1998, between the Registrant and Stern Stewart
        & Co.(8)
  4(f)  Rights Agreement dated as of June 20, 1996, between Material Sciences Corporation and
        Chase Mellon Shareholder Services, L.L.C., as Rights Agent.(2)
  4(g)  First Amendment to Rights Agreement dated as of June 17, 1998, between the Registrant and Chase Mellon Shareholder Services, L.L.C., as Rights Agent.(9)
  4(h)  Loan and Security Agreement dated as of October 11, 2001 among Material Sciences
        Corporation and LaSalle Bank National Association, The Northern Trust Company and
        LaSalle Bank National Association, as Agent.(15)
        There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Securities and Exchange Commission upon request.
 10(a)  Material Sciences Corporation Stock Purchase Plan.(1)+
 10(b)  Material Sciences Corporation Supplemental Pension Plan.(1)+

Exhibit
Number                                   Description of Exhibit
------                                   ----------------------
 10(c)  Material Sciences Corporation Employee Stock Purchase Plan.(10)+
 10(d)  Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(10)+
 10(e)  Material Sciences Corporation 1985 Stock Option Plan for Directors.(10)+
 10(f)  Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)+
 10(g)  Employment Agreement effective February 27, 1991, between Material Sciences
        Corporation and G. Robert Evans.(10)+
 10(h)  Material Sciences Corporation 1991 Stock Option Plan for Directors.(10)+
 10(i)  Material Sciences Corporation Directors Deferred Compensation Plan.(10)+
 10(j)  Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(4)+
 10(k)  Deferred Compensation Plan of Material Sciences Corporation and Certain Participating
        Subsidiaries.(10)+
 10(l)  Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish
        Metals Incorporated, relating to Walbridge, Ohio facility.(1)
 10(m)  First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate
        Property Associates and Corporate Property Associates 2 and Pre Finish Metals
        Incorporated.(10)
 10(n)  Sublease dated as of May 30, 1986, between Pre Finish Metals Incorporated and Walbridge
        Coatings, An Illinois Partnership.(10)
 10(o)  Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate
        Property Associates and Corporate Property Associates 2.(10)
 10(p)  Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate
        Property Associates and Corporate Property Associates 2.(10)
 10(q)  Form of Standstill Agreement dated as of January 29, 1986, among Material Sciences
        Corporation, Richard L. Burns and Joyce Burns.(10)
 10(r)  Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(10)
 10(s)  Severance Benefits Agreement dated October 22, 1996, between Material Sciences
        Corporation and James J. Waclawik, Sr.(5)+
 10(t)  Extension of Sublease Agreement dated as of December 7, 1998, between MSC Pre Finish
        Metals Inc. and Walbridge Coatings.(10)
 10(u)  Tolling Agreement dated as of June 30, 1998, between Walbridge Coatings and Inland Steel
        Company (certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed).(10)
 10(v)  Form of Change in Control Agreement.(9)+
 10(w)  Amendment to the Supplemental Employee Retirement Plan.(9)+
 10(x)  Amended and Restated Partnership Agreement, dated as of July 23, 1999, among EGL Steel
        Inc., LTV-Walbridge, Inc. and MSC Walbridge Coatings Inc.(11)
 10(y)  Amended and Restated Operating Agreement, dated as of July 23, 1999, by and between
        MSC Walbridge Coatings Inc. and Walbridge Coatings, An Illinois Partnership.(11)

Exhibit
Number                                   Description of Exhibit
------                                   ----------------------
10(z)   Coating Agreement, dated as of July 23, 1999, by and between LTV Steel Company, Inc.
        and Walbridge Coatings, An Illinois Partnership.(11)
10(aa)  Coating Agreement, dated as of July 23, 1999, by and between MSC Walbridge Coatings
        Inc. and Walbridge Coatings, An Illinois Partnership.(11)
10(bb)  Amended and Restated Coating Agreement, dated as of July 23, 1999, by and between
        Bethlehem Steel Corporation and Walbridge Coatings, An Illinois Partnership.(11)
10(cc)  Amended and Restated Parent Agreement, dated as of July 23, 1999, among Bethlehem
        Steel Corporation, The LTV Corporation, Material Sciences Corporation and MSC Pre
        Finish Metals Inc.(11)
10(dd)  Form of Change in Control Agreement (MSC Executive Officers).(13)+
10(ee)  Form of Change in Control Agreement (Subsidiary Executive Officers).(13)+
10(ff)  License Agreement, dated as of January 31, 2002, by and between Material Sciences
        Corporation and TouchSensor Technologies, L.L.C. (16)*
10(gg)  Purchase Agreement, dated April 23, 2002, by and among Material Sciences Corporation,
        LTV Steel Company, Inc., LTV Walbridge, Inc. and MSC Walbridge Coatings Inc.*
21      Subsidiaries of the Registrant.*
23      Consent of Arthur Andersen LLP.*
99      Letter from Material Sciences Corporation to the Commission regarding representations to
        Material Sciences Corporation from Arthur Andersen LLP.*

--------
   *Filed herewith.
   +Management contract or compensatory plan.
 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
 (2) Incorporated by reference to the Registrant's Form 8-A filed on June 25, 1996 (File No. 1-8803).
 (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
 (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.
 (5) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1997 (File No. 1-8803).
 (6) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
 (7) Incorporated by reference to the Registrant's Form 8-K filed on December 30, 1997 (File No. 1-8803).
 (8) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-8803).
 (9) Incorporated by reference to the Registrant's Form 8-K filed on June 22, 1998 (File No. 1-8803).
(10) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(11) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1999 (File No. 1-8803).
(12) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 2001 (File No. 1-8803).

(13) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended May 31, 2001 (File No. 1-8803).
(14) Incorporated by reference to the Registrant's Form 8-K filed on June 29, 2001 (File No. 1-8803).
(15) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 2001 (File No. 1-8803).
(16) Certain information in this exhibit has been omitted and filed separately with Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MATERIAL SCIENCES CORPORATION

                                                  /S/  GERALD G. NADIG
                                          By: _______________________________
                                                      Gerald G. Nadig
                                               Chairman, President and Chief
                                                     Executive Officer
Date: May 8, 2002

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on May 8, 2002.

         Signature                      Title
         ---------                      -----

   /S/  GERALD G. NADIG     Chairman, President and Chief
---------------------------   Executive Officer and
      Gerald G. Nadig         Director (Principal
                              Executive Officer)

/S/  JAMES J. WACLAWIK, SR. Vice President, Chief
---------------------------   Financial Officer and
  James J. Waclawik, Sr.      Secretary (Principal
                              Financial Officer)

   /S/  DAVID J. DENEVE     Assistant Secretary
---------------------------   (Principal Accounting
      David J. DeNeve         Officer)

 /S/  MICHAEL J. CALLAHAN   Director
---------------------------
    Michael J. Callahan

  /S/  EUGENE W. EMMERICH   Director
---------------------------
    Eugene W. Emmerich

   /S/  G. ROBERT EVANS     Director
---------------------------
      G. Robert Evans

  /S/  E. F. HEIZER, JR.    Director
---------------------------
     E. F. Heizer, Jr.

 /S/  FRANK L. HOHMANN III  Director
---------------------------
   Frank L. Hohmann III

   /S/  RONALD A. MITSCH    Director
---------------------------
     Ronald A. Mitsch

     /S/  MARY P. QUIN      Director
---------------------------
       Mary P. Quin

    /S/  HOWARD B. WITT     Director
---------------------------
      Howard B. Witt

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     WITH RESPECT TO SUPPLEMENTAL SCHEDULE
                          TO THE FINANCIAL STATEMENTS

To the Shareowners and Board of Directors of Material Sciences Corporation:

   We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Material Sciences Corporation 2002 Annual Report to Shareowners in this Form 10-K, and have issued our report thereon dated April 29, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The supplemental financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/S/  ARTHUR ANDERSEN LLP
--------------------------------------
   Arthur Andersen LLP

Chicago, Illinois
April 29, 2002

                                  SCHEDULE II

                MATERIAL SCIENCES CORPORATION AND SUBSIDIARIES

                       RESERVE FOR RECEIVABLE ALLOWANCES
                                (in thousands)

                                               Additions
                                 -------------------------------------
                      Balance at Charged to Charged  Reclassifications Deductions Balance at
                      Beginning  Costs and  To Other        and           from      End of
                       of Year    Expense   Accounts   Acquisitions     Reserve      Year
                      ---------- ---------- -------- ----------------- ---------- ----------
Fiscal 2000
Receivable Allowances   $3,772     $6,282     $--           $--         $(6,584)    $3,470
                        ======     ======     ===           ===         =======     ======
Fiscal 2001
Receivable Allowances   $3,470     $7,401     $--           $--         $(7,750)    $3,121
                        ======     ======     ===           ===         =======     ======
Fiscal 2002
Receivable Allowances   $3,121     $7,563     $--           $--         $(5,930)    $4,754
                        ======     ======     ===           ===         =======     ======

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

                         MATERIAL SCIENCES CORPORATION

                          ANNUAL REPORT ON FORM 10-K

                               INDEX TO EXHIBITS

Exhibit
Number                                          Description of Exhibit
------                                          ----------------------
  2(a)  Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel
        Inc., dated as of November 14, 1997.(7)

  2(b)  Purchase Agreement by and among Material Sciences Corporation, MSC Specialty Films, Inc.,
        Bekaert Corporation and N.V. Bekaert S.A., dated June 10, 2001.(14)

  2(c)  First Amendment to Purchase Agreement, dated June 29, 2001.(14)

  3(a)  Registrant's Restated Certificate of Incorporation.(6)

  3(b)  Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

  3(c)  Registrant's By-laws, as amended.(9)

  4(a)  Note Agreement dated as of February 15, 1997, by and among the Registrant and the purchasers described on Schedule I attached thereto.(5)

  4(b)  Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on Schedule I attached thereto.(8)

  4(c)  First Amendment to Note Agreement dated as of January 23, 1998, among the Registrant, Principal
        Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West
        Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity
        Insurance Company, and West Coast Life Insurance Company.(8)

  4(d)  Second Amendment to Note Agreement dated as of February 27, 1998, among the Registrant,
        Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The
        Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and
        Annuity Insurance Company, and West Coast Life Insurance Company.(8)

  4(e)  Option Agreement dated as of February 26, 1998, between the Registrant and Stern Stewart & Co.(8)

  4(f)  Rights Agreement dated as of June 20, 1996, between Material Sciences Corporation and Chase
        Mellon Shareholder Services, L.L.C., as Rights Agent.(2)

  4(g)  First Amendment to Rights Agreement dated as of June 17, 1998, between the Registrant and Chase
        Mellon Shareholder Services, L.L.C., as Rights Agent.(9)

        There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the
        Securities and Exchange Commission upon request.

  4(h)  Loan and Security Agreement dated as of October 11, 2001 among Material Sciences Corporation and
        LaSalle Bank National Association, The Northern Trust Company and LaSalle Bank National
        Association, as Agent.(15)

 10(a)  Material Sciences Corporation Stock Purchase Plan.(1)+

 10(b)  Material Sciences Corporation Supplemental Pension Plan.(1)+

 10(c)  Material Sciences Corporation Employee Stock Purchase Plan.(10)+

 10(d)  Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(10)+

Exhibit
Number                                          Description of Exhibit
------                                          ----------------------
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

Exhibit
Number                                       Description of Exhibit
------                                       ----------------------
10(cc)  Amended and Restated Parent Agreement, dated as of July 23, 1999, among Bethlehem Steel
        Corporation, The LTV Corporation, Material Sciences Corporation and MSC Pre Finish Metals
        Inc.(11)

10(dd)  Form of Change in Control Agreement (MSC Executive Officers).(13)+

10(ee)  Form of Change in Control Agreement (Subsidiary Executive Officers).(13)+

10(ff)  License Agreement, dated as of January 31, 2002, by and between Material Sciences Corporation and
        TouchSensor Technologies, L.L.C. (16)*

10(gg)  Purchase Agreement, dated April 23, 2002, by and among Material Sciences Corporation, LTV Steel
        Company, Inc., LTV Walbridge, Inc. and MSC Walbridge Coatings Inc.*

21      Subsidiaries of the Registrant.*

23      Consent of Arthur Andersen LLP.*

99      Letter from Material Sciences Corporation to the Commission regarding representations to Material
        Sciences Corporation from Arthur Andersen LLP.*

--------
   *Filed herewith.
   +Management contract or compensatory plan.
 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
 (2) Incorporated by reference to the Registrant's Form 8-A filed on June 25, 1996 (File No. 1-8803).
 (3) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
 (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.
 (5) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1997 (File No. 1-8803).
 (6) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
 (7) Incorporated by reference to the Registrant's Form 8-K filed on December 30, 1997 (File No. 1-8803).
 (8) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-8803).
 (9) Incorporated by reference to the Registrant's Form 8-K filed on June 22, 1998 (File No. 1-8803).
(10) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(11) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 1999 (File No. 1-8803).
(12) Incorporated by reference to the Registrant's Form 10-K Annual Report for the Fiscal Year Ended February 28, 2001 (File No. 1-8803).
(13) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended May 31, 2001 (File No. 1-8803).
(14) Incorporated by reference to the Registrant's Form 8-K filed on June 29, 2001 (File No. 1-8803).
(15) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the Quarter Ended August 31, 2001 (File No. 1-8803).
(16) Certain information in this exhibit has been omitted and filed separately with Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.