Form 10-Q
period 2002-05-31
MATERIAL SCIENCES CORP
filed 2002-07-12
CIK 755003

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002
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

Yes   X     No___
     ---

As of July 10, 2002, there were 14,623,326 outstanding shares of common stock, $.02 par value.

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                     For The Quarter Ended May 31, 2002 (In
                        thousands, except per share data)

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

  (a)    Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Loss) (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                                     Three Months Ended
                                                                                           May 31,
(In thousands, except per share data)                                               2002          2001
--------------------------------------------------------------------------------  --------------------------
Net Sales (1)                                                                       $ 71,660     $ 66,000
Cost of Sales                                                                         58,821       53,765
                                                                                    --------     --------
Gross Profit                                                                        $ 12,839     $ 12,235
Selling, General and Administrative Expenses                                           9,164       10,586
                                                                                    --------     --------
Income from Operations                                                              $  3,675     $  1,649
                                                                                    --------     --------
Other (Income) and Expense:
   Interest (Income) Expense, Net (14)                                              $   (206)    $     87
   Equity in Results of Joint Ventures                                                   315          312
   Other, Net                                                                             61           62
                                                                                    --------     --------
     Total Other Expense, Net                                                       $    170     $    461
                                                                                    --------     --------
Income from Continuing Operations Before Provision
   for Income Taxes                                                                 $  3,505     $  1,188
Provision for Income Taxes                                                             1,335          388
                                                                                    --------     --------
Income from Continuing Operations                                                   $  2,170     $    800
Discontinued Operations: (7)(13)
   Income from Discontinued Operation - Specialty Films
     (Net of Provision for Income Taxes of $0 and $855, Respectively)                     --        1,243
   Loss from Discontinued Operation - Pinole Point Steel
     (Net of Benefit for Income Taxes of $0 and $2,570, Respectively)                     --       (3,694)
   Adjustment on Sale of Discontinued Operation - Pinole Point Steel
     (Net of Provision for Income Taxes of $2,560)                                     3,683           --
                                                                                    --------     --------
Net Income (Loss)                                                                   $  5,853     $ (1,651)
                                                                                    ========     ========

Basic Net Income (Loss) Per Share:
Income from Continuing Operations                                                   $   0.15     $   0.06
Income from Discontinued Operation - Specialty Films                                      --         0.09
Loss from Discontinued Operation - Pinole Point Steel                                     --        (0.27)
Adjustment on Sale of Discontinued Operation - Pinole Point Steel                       0.26           --
                                                                                    --------     --------
Basic Net Income (Loss) Per Share                                                   $   0.41     $  (0.12)
                                                                                    ========     ========

Diluted Net Income (Loss) Per Share:
Income from Continuing Operations                                                   $   0.15     $   0.06
Income from Discontinued Operation - Specialty Films                                      --         0.09
Loss from Discontinued Operation - Pinole Point Steel                                     --        (0.27)
Adjustment on Sale of Discontinued Operation - Pinole Point Steel                       0.25           --
                                                                                    --------     --------
Diluted Net Income (Loss) Per Share                                                 $   0.40     $  (0.12)
                                                                                    ========     ========

Weighted Average Number of Common Shares Outstanding
   Used for Basic Net Income (Loss) Per Share                                         14,335       13,858
Dilutive Shares                                                                          137           98
                                                                                    --------     --------
Weighted Average Number of Common Shares Outstanding
   Plus Dilutive Shares                                                               14,472       13,956
                                                                                    ========     ========

Outstanding Common Stock Options Having No Dilutive Effect                               794        1,487
                                                                                    ========     ========

        The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                               May 31,     February 28,
(In thousands)                                                                  2002           2002
----------------------------------------------------------------------------  ---------    ------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                                 $  69,064    $     33,806
    Restricted Cash (8)                                                           2,080           5,315
                                                                              ---------    ------------
      Total Cash and Cash Equivalents                                            71,144          39,121
    Marketable Securities (11)                                                   11,118          13,121
    Receivables, Less Reserves of $4,902 and $4,754, Respectively (2)            33,873          27,249
    Income Taxes Receivable                                                       4,595           4,325
    Prepaid Expenses                                                              3,252           1,431
    Inventories:
      Raw Materials                                                              10,146          10,211
      Finished Goods                                                             13,824          14,645
    Prepaid Taxes                                                                 2,451           2,451
    Current Assets of Discontinued Operation, Net - Pinole Point Steel (7)       11,341          65,104
                                                                              ---------    ------------

      Total Current Assets                                                    $ 161,744    $    177,658
                                                                              ---------    ------------

  Property, Plant and Equipment                                               $ 245,986    $    244,709
  Accumulated Depreciation and Amortization                                    (145,895)       (141,794)
                                                                              ---------    ------------

      Net Property, Plant and Equipment                                       $ 100,091    $    102,915
                                                                              ---------    ------------

  Other Assets:
    Investment in Joint Ventures (12)                                         $  13,836    $     11,033
    Intangible Assets, Net (9)                                                    6,736           6,594
    Other                                                                         1,178           1,274
                                                                              ---------    ------------

      Total Other Assets                                                      $  21,750    $     18,901
                                                                              ---------    ------------

      Total Assets                                                            $ 283,585    $    299,474
                                                                              =========    ============

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt                                         $  19,062    $     14,045
    Accounts Payable                                                             24,624          23,518
    Accrued Payroll Related Expenses                                              8,238          10,338
    Accrued Expenses                                                              6,197          10,911
    Accrued Future Operating Losses - Pinole Point Steel (7)                          -           3,383
                                                                              ---------    ------------

      Total Current Liabilities                                               $  58,121    $     62,195
                                                                              ---------    ------------

  Long-Term Liabilities:
    Deferred Income Taxes                                                     $   7,010    $      7,053
    Long-Term Debt, Less Current Portion                                         72,630          91,217
    Other                                                                        10,560          10,385
                                                                              ---------    ------------

      Total Long-Term Liabilities                                             $  90,200    $    108,655
                                                                              ---------    ------------

Shareowners' Equity:
  Preferred Stock (3)                                                         $       -    $          -
  Common Stock (4)                                                                  364             363
  Additional Paid-In Capital                                                     68,056          67,441
  Treasury Stock at Cost (5)                                                    (34,949)        (34,813)
  Retained Earnings                                                             101,655          95,802
  Accumulated Other Comprehensive Income (Loss) (6)(11)                             138            (169)
                                                                              ---------    ------------
      Total Shareowners' Equity                                               $ 135,264    $    128,624
                                                                              ---------    ------------

      Total Liabilities and Shareowners' Equity                               $ 283,585    $    299,474
                                                                              =========    ============

        The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flow (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                                        Three Months Ended
                                                                                             May 31,
(In thousands)                                                                         2002            2001
---------------------------------------------------------------------------------  -------------   -------------
Cash Flows From:
Operating Activities:
Net Income (Loss)                                                                    $  5,853           $ (1,651)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
    by Operating Activities:
    Discontinued Operation, Net - Specialty Films (13)                                     --             (2,640)
    Discontinued Operation, Net - Pinole Point Steel (7)                               21,793                (20)
    Adjustment on Sale of Discontinued Operation - Pinole Point Steel (7)              (3,683)                --
    Depreciation and Amortization                                                       4,145              4,137
    Benefit for Deferred Income Taxes                                                     (43)            (1,376)
    Compensatory Effect of Stock Plans                                                    370                799
    Other, Net                                                                            315                336
Changes in Assets and Liabilities:
    Receivables                                                                        (6,624)             3,957
    Income Taxes Receivable                                                              (270)               580
    Prepaid Expenses                                                                   (1,821)              (582)
    Inventories                                                                           886              2,307
    Accounts Payable                                                                    1,106              2,838
    Accrued Expenses                                                                   (6,829)            (5,470)
    Other, Net                                                                            258                113
                                                                                     --------           --------
            Net Cash Provided by Operating Activities                                $ 15,456           $  3,328
                                                                                     --------           --------

Investing Activities:
Discontinued Operation, Net - Specialty Films (13)                                   $     --           $ (5,746)
Discontinued Operation, Net - Pinole Point Steel (7)                                     (176)              (135)
Cash Received from Sale of Pinole Point Steel (7)                                      32,461                 --
Capital Expenditures                                                                   (1,239)            (1,330)
Investment in Joint Ventures (12)                                                      (3,118)               (10)
Purchases of Marketable Securities (11)                                                (4,990)                --
Proceeds from Sale of Marketable Securities (11)                                        7,000                 --
Cash from Cancellation of Letter of Credit (8)                                          3,235                 --
Other                                                                                      89               (329)
                                                                                     --------           --------
            Net Cash Provided by (Used in) Investing Activities                      $ 33,262           $ (7,549)
                                                                                     --------           --------
Financing Activities:
Discontinued Operation, Net - Specialty Films (13)                                   $     --           $      6
Proceeds Under Lines of Credit                                                             --             52,300
Payments Under Lines of Credit                                                             --            (41,600)
Payments of Debt                                                                      (13,570)            (7,277)
Purchase of Treasury Stock                                                               (136)                --
Issuance of Common Stock                                                                  246                492
                                                                                     --------           --------
            Net Cash Provided by (Used in) Financing Activities                      $(13,460)          $  3,921
                                                                                     --------           --------

Net Increase (Decrease) in Cash                                                      $ 35,258           $   (300)
Cash and Cash Equivalents at Beginning of Period                                       33,806              2,419
                                                                                     --------           --------
Cash and Cash Equivalents at End of Period                                           $ 69,064           $  2,119
                                                                                     ========           ========

        The accompanying notes are an integral part of these statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          MATERIAL SCIENCES CORPORATION
                                 (In thousands)

The data for the three months ended May 31, 2002 and 2001 have not been audited by our independent public accountants but, in the opinion of Material Sciences Corporation (the "Company" or "MSC"), reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2002. Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

(1) During the three months ended May 31, 2002 and 2001, the Company derived approximately 26.8% and 22.7%, respectively, of its sales from fees billed to Walbridge Coatings (the "Partnership") by a subsidiary of the Company for operating the Walbridge, Ohio facility. Summarized financial information for the Partnership is presented below.

                                                   Three Months Ended May 31,
         Income Statement Information               2002              2001
                                                    ----              ----
         Net Sales                                $ 15,660          $ 14,585
         Loss from Operations                         (615)             (622)
         Net Loss                                     (615)             (610)

                                                   May 31,         February 28,
         Balance Sheet Information                  2002              2002
                                                    ----              ----
         Current Assets                           $  8,494           $ 7,949
         Total Assets                               20,700            20,632
         Total Liabilities                           2,264             1,627
         Partners' Capital                          18,436            19,005

(2) Includes trade receivables due from the Partnership of $3,587 as of May 31, 2002 and $1,621 as of February 28, 2002.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,143,414 Shares Issued and 14,745,385 Shares Outstanding as of May 31, 2002 and 18,115,624 Shares Issued and 14,731,188 Shares Outstanding as of February 28, 2002.

(5) Treasury Stock at Cost; 3,398,029 Shares as of May 31, 2002 and 3,384,436 Shares as of February 28, 2002. On June 22, 2000, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. In the third quarter of fiscal 2001, the Company suspended the program. On March 1, 2002, the Company purchased 13,593 of its shares from certain employees based on the closing price on February 28, 2002 related to the vesting of the Company's 1999 Long-Term Incentive/Leverage Stock Awards Program. As of May 31, 2002, a total of 709,381 shares were purchased under this program at an average purchase price of $10.44 per share. On June 20, 2002, the Company announced that it was resuming the repurchase of the remaining shares (290,619) under this authorization. In addition, MSC's Board of Directors authorized a new program to repurchase up to an additional 500,000 shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. From May 31, 2002 through July 10, 2002, the Company repurchased 153,600 shares at an average cost of $14.55.

(6)   Comprehensive Income (Loss):

                                                      Three Months Ended
                                                      ------------------
                                                            May 31,
                                                            -------
                                                     2002             2001
                                                     ----             ----
      Net Income (Loss)                            $5,853           $(1,651)
      Other Comprehensive Income:
         Foreign Currency Translation
         Adjustments                                  168                 -
         Unrealized Loss on Marketable
         Securities                                   (30)                -
                                                 --------         ---------
      Comprehensive Income (Loss)                  $5,991           $(1,651)
                                                 ========         =========

(7) On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of liquidating the remaining assets and liabilities of the business. The Company expects to realize approximately $67,400 from the sale and liquidation of the business: $30,200 from Grupo IMSA, S.A. de C.V.; $22,700 as a result of liquidating the Pinole Point Steel operations; and $14,500 from an expected tax refund due to a loss carryback offsetting a portion of the gain on sale of its Specialty Films business in the prior year. Through May 31, 2002, the Company received $54,254 related to the disposition and liquidation of the business, consisting of $32,461 of sale proceeds and $21,793 of other net cash receipts from operating the business. As of May 31, 2002, there are $25,867 in assets (primarily receivables and expected tax refund) and $14,526 in liabilities (primarily severance, estimated purchase price adjustments and other liabilities not assumed by Grupo IMSA, S.A. de C.V.) remaining to be liquidated. Pinole Point Steel has been reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business.

      As of February 28, 2002, the Company recorded a provision for loss on discontinued operation, net of income taxes, of $53,287. During the first quarter of fiscal 2003, the Company recorded an adjustment on sale of discontinued operation, net of income taxes, of $3,683 to reduce the previously provided loss on discontinued operation. The adjustment consisted of a reduction for estimated operating losses of $1,247 due to higher plant utilization and customers' willingness to accelerate product deliveries prior to the closing of the transaction. In addition, MSC recorded a favorable change in the estimated proceeds of the sale of $2,436. The loss on discontinued operation, net of income taxes, included the allocation of consolidated interest expense of $5,391 incurred during the nine-month period ending May 31, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow.

      Net sales and loss from discontinued operation of Pinole Point Steel were as follows:

                                                Three Months Ended May 31,
                                                --------------------------
                                                     2002         2001
                                                     ----         ----
      Net Sales                                    $48,050      $32,374
      Loss from Discontinued Operation,
        Net of Income Taxes                         (2,136)      (3,694)

      The loss from discontinued operation, net of income taxes, for the three months ended May 31, 2002 and 2001 includes the allocation of consolidated interest expense of $1,797 and $2,468, respectively.

(8) In April 2002, one of the Company's letters of credit for $3,235 was canceled and the related cash collateral was released to the Company. As of May 31, 2002, the Company's remaining outstanding letters of credit continue to be cash collateralized. Other than $2,080 that was classified as restricted cash in the consolidated balance sheets, there are no other restrictions on the use of the Company's cash and cash equivalents under the Company's line of credit facility at times when no borrowings are outstanding. The line of credit is secured by certain accounts receivable of the Company.

(9) In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. MSC is assessing the potential impact, if any, which may be caused by the assessment of the impairment requirements of SFAS No. 142 to be completed by August 31, 2002. MSC does not expect the new pronouncements to have a material effect on the financial position or results of operations of the Company.

      The Company adopted SFAS No. 144, "Impairment or Disposal of Long-Lived Assets" on March 1, 2002. This statement further refines the rules for accounting for long-lived assets and long-lived assets to be disposed of. MSC has assessed the impairment requirements of SFAS No. 144 and believes that no adjustment is deemed necessary at May 31, 2002.

(10) During the first quarter of fiscal 2003, cash of $266 was paid in conjunction with the restructuring program announced on November 15, 2001. The restructuring reserve was $272 as of May 31, 2002, as presented in the chart.

                                                    Severance    Other    Total
                                                    ---------    -----    -----
      Restructuring Reserve as of February 28,
      2002                                           $ 434      $ 104     $ 538
      Activity                                        (201)       (65)     (266)
                                                     -----      -----     -----
      Total                                          $ 233      $  39     $ 272
                                                     =====      =====     =====

(11) During the first quarter of fiscal 2003, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in U.S. agency and corporate notes. These investments are expected to be held less than twelve months and are classified as marketable securities in the consolidated balance sheets. The Company recorded unrealized gains and losses on its investments in marketable securities to adjust the carrying value of these investments to fair value. Unrealized losses were $30 as of May 31, 2002. The unrealized losses were classified as a component of accumulated other comprehensive income (loss).

(12) On May 13, 2002, MSC completed the purchase of LTV Corporation's ownership interests in the Partnership for $3,137. As a result, MSC's ownership interest in the Partnership increased to 66.5% and it gained access to an additional 33% of the facilities available line time. MSC owns a 66.5% voting interest in the Partnership subsequent to the purchase of LTV's interest. Under the terms of the Partnership agreements, all significant operating actions require the consent of the management committee. MSC and BSC are each represented by two members on the four-member management committee. As a result, the Company does not have a controlling interest in the Partnership and, accordingly, will continue to account for the Partnership under the equity method.

(13) On June 29, 2001, the Company completed the sale of substantially all of the assets of its Specialty Films segment, including its interest in Innovative Specialty Films, LLC, to Bekaert pursuant to the terms of the Purchase Agreement by and among MSC, MSC/SFI, Bekaert and N.V. Bekaert S.A., dated June 10, 2001. As a result of the sale, Specialty Films is being reported as a discontinued operation in the prior year.

(14) The table presented below analyzes the components of interest (income) expense, net.

                                                       Three Months Ended
                                                       ------------------
                                                             May 31,
                                                             -------
      Interest (Income) Expense, Net:                   2002         2001
                                                        ----         ----
      Interest Expense                                $1,836      $ 2,571
      Interest Income                                   (245)         (16)
      Interest Expense Allocated to
         Pinole Point Steel                           (1,797)      (2,468)
                                                      ------      -------
      Interest (Income) Expense, Net                  $ (206)     $    87
                                                      =======     =======

      As a result of the sale of Pinole Point Steel, the Company will no longer allocate interest expense to Pinole Point Steel.

(15) MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceedings relate to the Company's involvement in Superfund sites in Kingsbury and Gary, Indiana. MSC has been named as a potentially responsible party ("PRP") for the surface, soil and ground water contamination at these sites.

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

         MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1,300 to $1,700. The Company's environmental reserves were approximately $1,400 as of May 31, 2002.

         On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to air emissions. The Company has filed a response and completed additional testing in conjunction with the Illinois EPA. The Company and the Illinois EPA are awaiting the formal results of that testing.

         The Company believes that the ultimate outcome of its environmental legal proceedings, net of contributions from other PRPs, will not have a material effect on the Company's financial condition or results of operations, given the reserves recorded as of May 31, 2002. However, no assurance can be given that this information, including estimates of remedial expenses, will not change.

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                       For The Quarter Ended May 31, 2002


                          PART I. FINANCIAL INFORMATION

                                 (In thousands)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the February 28, 2002 Financial Statements and notes thereto and the MD&A included in the Company's Annual Report on Form 10-K as well as the other Company filings with the Securities and Exchange Commission.

As a result of the sale of substantially all of the assets of the Company's Specialty Films segment, including MSC Specialty Films, Inc. ("MSC/SFI"), to Bekaert Corporation and its affiliates ("Bekaert") in the second quarter of fiscal 2002, and the sale of substantially all of the assets of the Company's Pinole Point Steel business, including MSC Pinole Point Steel Inc. and MSC Pre Finish Metals (PP) Inc., to Grupo IMSA S.A. de C.V. ("IMSA") and other third parties in the first quarter of fiscal 2003, both Specialty Films and Pinole Point Steel are reported as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

Net Sales
Net sales from continuing operations in the first quarter of fiscal 2003 were $71,660, 8.6% higher than $66,000 in the prior first quarter. Sales of electronic-based materials increased 3.6% to $5,183 from $5,001 in the prior year period. The increase was due to higher sales of coated materials used to manufacture set-top boxes. Acoustical/thermal materials sales grew 9.0% in the first quarter of fiscal 2003 to $16,435 as compared with $15,073 in the first quarter of fiscal 2002 due mainly to increased sales of disc brake noise damping materials as well as higher shipments of Quiet Steel(R) to the transportation market. Sales of coated metal materials increased 9.0% to $50,042 during the first quarter of fiscal 2003, from $45,926 in the prior year's first quarter. The main contributors to the increase were higher electrogalvanizing sales as well as higher shipments of coated metal to the transportation and appliance markets, offset slightly by a decline in shipments to the building and construction and lighting markets.

The Company's electrogalvanizing sales benefited primarily from supplying a portion of Double Eagle Steel Coating Company's requirements, which were interrupted by a major fire at Double Eagle Steel Coating Company's facility in December 2001.

Gross Profit
The Company's gross profit margin for the first quarter of fiscal 2003 was 17.9%, or $12,839, as compared with 18.5%, or $12,235, in the first quarter of fiscal 2002. The decline was due to additional resources being focused at the manufacturing facilities as a result of the Company's restructuring program partially offset by higher capacity utilization and a favorable product mix compared with the first quarter of the prior year.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses of $9,164 were 12.8% of net sales in the first quarter of fiscal 2003 as compared with $10,586, or 16.0%, of net sales in the same period last year. The decrease in SG&A percentage was due to certain administrative activities being eliminated as a result of the Company's restructuring program offset, to a small degree, by investments in marketing and research and development.

Total Other (Income) and Expense, Net and Income Taxes
Total other (income) and expense, net was expense of $170 in the first quarter of fiscal 2003 as compared with $461 of expense in the first quarter of fiscal 2002. The variance was primarily due to higher interest income. Equity in Results of Joint Ventures was a net loss of $315 and $312 for the first quarter of fiscal 2003 and 2002, respectively. MSC's effective tax rate for continuing operations was 38.1% for the first quarter of fiscal 2003 versus 32.7% for the same period last year. The variance in the effective tax rate was due to the amount of income before income taxes relative to tax credits and other permanent items.

General
On April 23, 2002, the Company entered into a purchase agreement with LTV Corporation ("LTV") for the acquisition of all the LTV interests in Walbridge Coatings, An Illinois Partnership (the "Partnership"). In May 2002, the Company completed the purchase of LTV's ownership interest in the Partnership for $3,137. As a result of the purchase, MSC's ownership interest in the Partnership increased to 66.5% and it gained access to an additional 33% of the facility's line time for a total of 37%. Bethlehem Steel Corporation ("BSC") will continue to maintain a 33.5% ownership interest and have access to 63% of the available line time. MSC has the right to utilize available line time to the extent BSC does not order Partnership services. In the first quarter of fiscal 2003, MSC utilized 51.4% of the available line time.

MSC owns a 66.5% voting interest in the Partnership subsequent to the purchase of LTV's interest in the Partnership. Under the terms of the Partnership agreements, all significant operating actions require the consent of the management committee. MSC and BSC are each represented by two members on the four-member management committee. As a result, the Company does not have a controlling interest in the Partnership and, accordingly, will continue to account for the Partnership under the equity method. The Partnership term expires on December 31, 2004.

As previously reported, BSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 15, 2001. The Partnership is being treated as a critical vendor under BSC's proceedings. As of May 31, 2002, the Partnership had no BSC pre-petition receivables outstanding and $2,970 of BSC post-petition receivables outstanding. The BSC post-petition receivables are judged to be collectible in full and, therefore, no reserve was recorded as of May 31, 2002. Sales to BSC through the Partnership were $8,995 in the first quarter of fiscal 2003. BSC continues to participate in the Partnership and to furnish electrogalvanized ("EG") coatings to the automotive industry. The Company believes that the Partnership's processing services are valuable to the BSC estate, however, there can be no assurance that the BSC bankruptcy will not result in further disruption of the business of the Partnership.

On December 15, 2001, a major fire destroyed an electrogalvanizing facility owned by the Double Eagle Steel Coating Company ("DESCO"), a joint venture between U.S. Steel Corporation and Rouge Steel Company. Although DESCO has announced its intention to rebuild the facility, the Partnership is currently providing U.S. Steel Corporation, Rouge Steel Company, as well as BSC, ISPAT Inland Inc. and other customers with EG and other services. For the first quarter of fiscal 2003, U.S. Steel Corporation and Rouge Steel Company utilized 19.4% of the Partnership's available line time. MSC anticipates that the Partnership will continue to operate at near capacity for the next three to nine months. Due to uncertainty in the economy and bankruptcies in the steel industry, however, no assurance can be made as to the Partnership's future production levels.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to air emissions. The Company has filed a response and completed additional testing in conjunction with the Illinois EPA. The Company and the Illinois EPA are awaiting the formal results of that testing.

RESULTS OF DISCONTINUED OPERATIONS

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of liquidating the remaining assets and liabilities of the business. The Company expects to realize approximately $67,400 from the sale and liquidation of the business: $30,200 from Grupo IMSA, S.A. de C.V.; $22,700 as a result of liquidating the Pinole Point Steel operations; and $14,500 from an expected tax refund due to a loss carryback offsetting a portion of the gain on sale of its Specialty Films business in the prior year. Through May 31, 2002, the Company received $54,254 related to the disposition and liquidation of the business, consisting of $32,461 of sale proceeds and $21,793 of other net cash receipts from operating the business. As of May 31, 2002, there are $25,867 in assets (primarily receivables and expected tax refund) and $14,526 in liabilities (primarily severance, estimated purchase price adjustments and other liabilities not assumed by Grupo IMSA, S.A. de C.V.) remaining to be liquidated. Pinole Point Steel has been reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business.

As of February 28, 2002, the Company recorded a provision for loss on discontinued operation, net of income taxes, of $53,287. During the first quarter of fiscal 2003, the Company recorded an adjustment on sale of discontinued operation, net of income taxes, of $3,683 to reduce the previously provided loss on discontinued operation. The adjustment consisted of a reduction for estimated operating losses of $1,247 due to higher plant utilization and customers' willingness to accelerate product deliveries prior to the closing of the transaction. In addition, MSC recorded a favorable change in the estimated proceeds of the sale of $2,436. The loss on discontinued operation, net of income taxes, included the allocation of consolidated interest expense of $5,391 incurred during the nine-month period ending May 31, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow.

Net sales of Pinole Point Steel increased 48.4% to $48,050 in the first quarter of fiscal 2003 compared with $32,374 for the first quarter last year primarily due to higher volume related to the timing of the sale of Pinole Point Steel as noted previously. Loss from discontinued operation, net of income taxes, in the first quarter of fiscal 2003 was $2,136 versus $3,694 in the prior year which includes consolidated interest expense of $1,797 and $2,468, respectively. The improvement was driven by higher sales and increased utilization of the facilities.

Specialty Films

On June 29, 2001, the Company completed the sale of substantially all of the assets of its Specialty Films segment, including its interest in Innovative Specialty Films, LLC, to Bekaert pursuant to the terms of the Purchase Agreement by and among MSC, MSC/SFI, Bekaert and N.V. Bekaert S.A., dated June 10, 2001. As a result of the sale, Specialty Films has been reported as a discontinued operation for the prior fiscal year. During the first quarter of fiscal 2002, net sales of Specialty Films were $16,369 and income from discontinued operation, net of income taxes, was $1,243.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with funds generated from operating activities, sales of various businesses, borrowings under its credit facilities or long-term debt instruments and the issuance of shares in a public offering.

During the first quarter of fiscal 2003, MSC generated $15,456 of cash from operating activities as compared with $3,328 in the first quarter last year. The change in cash generation was due mainly to higher net income and cash generated from liquidating the Pinole Point Steel business offset, in part, by increases in accounts receivable and prepaid expenses and decreases in accrued expenses.

In the first quarter of fiscal 2003, MSC invested $1,239 in capital improvement projects compared to $1,330 in the same period last year. Capital spending related to discontinued operations was $176 and $755 for the first three months in fiscal 2003 and 2002, respectively. Investments in joint ventures were $3,118 relating to the purchase of LTV's ownership interest in the Partnership in the first quarter of fiscal 2003, compared with $10 last fiscal year. There were no investments in joint ventures related to discontinued operations in the first quarter of fiscal 2003 compared to $5,091 in the first quarter of fiscal 2002 related to the investment in the joint venture with Bekaert Corporation prior to the disposition of the MSC Specialty Films business unit.

MSC's total debt decreased to $91,692 as of May 31, 2002 from $105,262 as of February 28, 2002. The Company made principal debt payments of $13,421 and interest payments of $3,594 on May 31, 2002 related to the 1998 Senior Notes and the 1997 Senior Notes. The Company did not have any off-balance sheet debt as of May 31, 2002. The Company intends to use a portion of the proceeds received from the sale of the Pinole Point Steel business to pay down a percentage of the 1998 Senior Notes and/or the 1997 Senior Notes in the next six months.

In April 2002, one of the Company's letters of credit for $3,235 was canceled and the related cash collateral was released to the Company. As of May 31, 2002, the Company's remaining outstanding letters of credit continue to be cash collateralized. Other than $2,080 that was classified as restricted cash in the consolidated balance sheets, there are no other restrictions on the Company's use of its cash and cash equivalents under the Company's line of credit facility at times when no borrowings are outstanding. The line of credit is secured by certain accounts receivable of the Company.

On June 3, 2002, the Company made a minimum annual royalty payment of $417 for amounts accrued from January 31, 2002 through May 31, 2002 related to the license agreement with TouchSensor Technologies, LLC ("TST").

On June 22, 2000, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. In the third quarter of fiscal 2001, the Company suspended the program. On March 1, 2002, the Company purchased 13,593 of its shares from certain employees based on the closing price on February 28, 2002 related to the vesting of the Company's 1999 Long-Term Incentive/Leverage Stock Awards Program. As of May 31, 2002, a total of 709,381 shares were purchased under this program at an average purchase price of $10.44 per share. On June 20, 2002, the Company announced that it was resuming the repurchase of the remaining shares (290,619) under this authorization. In addition, MSC's Board of Directors authorized a new program to repurchase up to an additional 500,000 shares of the Company's common stock. Repurchases will be made from time to time in the open market or through privately negotiated purchases, as the Company may determine. From May 31, 2002 through July 10, 2002, the Company repurchased 153,600 shares at an average cost of $14.55.

As described above, the outstanding letter of credit for $3,235 relating to the Kingsbury, Indiana Superfund site was canceled in April 2002 due to the settlement payment made in the fourth quarter of fiscal 2002 (see Note 4 of the Notes to the Consolidated Financial Statements entitled "Contingencies," on pages 32 and 33 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002). On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to air emissions. The Company has filed a response and completed additional testing in conjunction with the Illinois EPA. The Company and the Illinois EPA are awaiting the formal results of that testing. For additional information on environmental matters, please refer to MSC's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. MSC is assessing the potential impact, if any, which may be caused by the assessment of the impairment requirements of SFAS No. 142 to be completed by August 31, 2002. MSC does not expect the new pronouncements to have a material effect on the financial position or results of operations of the Company.

The Company adopted SFAS No. 144, "Impairment or Disposal of Long-Lived Assets" on March 1, 2002. This statement further refines the rules for accounting for long-lived assets and long-lived assets to be disposed of. MSC has assessed the impairment requirements of SFAS No. 144 and believes that no adjustment is deemed necessary at May 31, 2002.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets and concentrations of credit risks. Details regarding the Company's use of these policies and the related estimates are described fully in MSC's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 filed with the Securities and Exchange Commission. There have been no material changes to the Company's critical accounting policies that impacted MSC's financial condition or results of operations in the first quarter of fiscal 2003.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements contained in this report, including, without limitation, the estimated loss and estimated proceeds from the disposition of discontinued operation set forth in the financial statements, are forward-looking, based on current expectations, forecasts and assumptions. MSC cautions the reader that the following factors could cause MSC's actual outcomes and results to differ materially from those stated or implied in the forward-looking statements: the risk of the successful development and introduction of new products and technologies, including products based on the touch-sensory technology we have licensed from TouchSensor Technologies, LLC; competitive factors; changes in the business environment, including the transportation, building and construction and durable goods industries; the ability of the Company to successfully implement its reorganization plans and to achieve the benefits the Company expects from such plans; final realization of proceeds on the sale of Pinole Point Steel; revenue and earnings expectations as a result of supplying a portion of DESCO's electrogalvanizing requirements; changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974); continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates; the stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company's products; impact of changes in the overall economy; increases in the prices of raw and other material inputs used by the Company; the loss, or changes in the operations, financial condition or results of operation of one or more significant customers of the Company; environmental risks associated with the Company's past and present manufacturing operations; risks associated with the termination of the Partnership in December 2004 or the termination of the joint venture partnership with Tekno in December 2003; facility utilization at Walbridge Coatings; acts of war or terrorism; and the other factors identified in Part II, Item 7 of the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended February 28, 2002.

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                       For the Quarter Ended May 31, 2002


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

          (a)  Reference is made to the attached Index to Exhibits.

          (b) On May 23, 2002, the Company filed a Current Report on Form 8-K, pursuant to Item 4, to indicate that it had dismissed Arthur Andersen LLP as its independent public accountants and engaged Deloitte & Touche LLP to serve as the Company's independent public accountants for fiscal 2003. The Company filed, with the Form 8-K, a letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 20, 2002 and the press release related to the change in the Company's independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 12th day of July 2002.

                                  MATERIAL SCIENCES CORPORATION


                                    By: /s/ Gerald G. Nadig
                                        -------------------------------
                                            Gerald G. Nadig
                                            Chairman, President
                                            and Chief Executive Officer

                                    By:  /s/ James J. Waclawik, Sr.
                                        -------------------------------
                                            James J. Waclawik, Sr.
                                            Vice President,
                                            Chief Financial Officer
                                            and Secretary

                          MATERIAL SCIENCES CORPORATION

                          Quarterly Report on Form 10-Q

                                Index to Exhibits


Exhibit Number     Description of Exhibit

   2(d) Purchase Agreement by and among Material Sciences Corporation and Grupo IMSA, S.A. de C.V.

   10(hh) Amended and Restated Purchase Agreement, dated April 23, 2002, by and among Material Sciences Corporation, LTV Steel Company, Inc., LTV Walbridge, Inc. and MSC Walbridge Coatings Inc.