Form 10-Q
period 2002-08-31
MATERIAL SCIENCES CORP
filed 2002-10-15
CIK 755003

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2002
                          Commission File Number 1-8803

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

Yes   X      No______
   -------

As of October 9, 2002, there were 14,040,320 outstanding shares of common stock, $.02 par value.

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                      For The Quarter Ended August 31, 2002
                      (In thousands, except per share data)

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

  (a)    Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Loss) (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                                        Three Months Ended       Six Months Ended
                                                                                             August 31,              August 31,
(In thousands, except per share data)                                                    2002        2001        2002        2001
-------------------------------------------------------------------------------------  ---------  ----------  ----------  ----------
Net Sales (1)                                                                          $ 68,151   $  67,361   $ 139,811   $ 133,361
Cost of Sales                                                                            53,793      54,711     112,614     108,476
                                                                                       ---------  ----------  ----------  ----------
Gross Profit                                                                           $ 14,358   $  12,650   $  27,197   $  24,885
Selling, General and Administrative Expenses                                             10,520      10,342      19,684      20,928
                                                                                       ---------  ----------  ----------  ----------
Income from Operations                                                                 $  3,838   $   2,308   $   7,513   $   3,957
                                                                                       ---------  ----------  ----------  ----------
Other (Income) and Expense:
   Interest (Income) Expense, Net (14)                                                 $  1,064   $    (445)  $     858   $    (358)
   Equity in Results of Joint Ventures                                                      442         333         757         645
   Other, Net                                                                               (17)         54          44         116
                                                                                       ---------  ----------  ----------  ----------
     Total Other (Income) Expense, Net                                                 $  1,489   $     (58)  $   1,659   $     403
                                                                                       ---------  ----------  ----------  ----------
Income from Continuing Operations Before Provision for Income Taxes                    $  2,349   $   2,366   $   5,854   $   3,554
Provision for Income Taxes                                                                  890         880       2,225       1,268
                                                                                       ---------  ----------  ----------  ----------
Income from Continuing Operations                                                      $  1,459   $   1,486   $   3,629   $   2,286
Discontinued Operations: (7)(13)
   Income from Discontinued Operation - Specialty Films (Net of Provision
     for Income Taxes of $0, $154, $0 and $1,009, Respectively)                              --         226          --       1,469
   Loss from Discontinued Operation - Pinole Point Steel (Net of Benefit
     for Income Taxes of $0, $2,691, $0 and $5,261, Respectively)                            --      (3,867)         --      (7,561)
   Gain on Sale of Discontinued Operation - Specialty Films (Net of Benefit
     for Income Taxes of $70 and Provision for Income Taxes of $31,445, Respectively)      (101)     38,787        (101)     38,787
   Loss on Discontinued Operation - Pinole Point Steel (Net of Benefit
     for Income Taxes of $426 and $7,588, Provision for Income Taxes of $2,134 and
     Benefit for Income Taxes of $7,588, Respectively)                                     (610)    (42,248)      3,073     (42,248)
Extraordinary Loss on Early Retirement of Debt (Net of Benefit
     for Income Taxes of $1,546) (15)                                                    (2,388)         --      (2,388)         --
                                                                                       ---------  ----------  ----------  ----------
Net Income (Loss)                                                                      $ (1,640)  $  (5,616)  $   4,213   $  (7,267)
                                                                                       =========  ==========  ==========  ==========

Basic Net Income (Loss) Per Share:
Income from Continuing Operations                                                      $   0.10   $    0.11   $    0.26   $    0.16
Income from Discontinued Operation - Specialty Films                                         --        0.02          --        0.11
Loss from Discontinued Operation - Pinole Point Steel                                        --       (0.28)         --       (0.54)
Gain on Sale of Discontinued Operation - Specialty Films                                  (0.01)       2.78       (0.01)       2.79
Loss on Discontinued Operation - Pinole Point Steel                                       (0.04)      (3.03)       0.22       (3.04)
Extraordinary Loss on Early Retirement of Debt                                            (0.17)         --       (0.17)         --
                                                                                       ---------  ----------  ----------  ----------
Basic Net Income (Loss) Per Share                                                      $  (0.12)  $   (0.40)  $    0.30   $   (0.52)
                                                                                       =========  ==========  ==========  ==========

Diluted Net Income (Loss) Per Share:
Income from Continuing Operations                                                      $   0.10   $    0.11   $    0.25   $    0.16
Income from Discontinued Operation - Specialty Films                                         --        0.02          --        0.11
Loss from Discontinued Operation - Pinole Point Steel                                        --       (0.28)         --       (0.54)
Gain on Sale of Discontinued Operation - Specialty Films                                  (0.01)       2.75       (0.01)       2.76
Loss on Discontinued Operation - Pinole Point Steel                                       (0.03)      (3.00)       0.22       (3.01)
Extraordinary Loss on Early Retirement of Debt                                            (0.17)         --       (0.17)         --
                                                                                       ---------  ----------  ----------  ----------
Diluted Net Income (Loss) Per Share                                                    $  (0.11)  $   (0.40)  $    0.29   $   (0.52)
                                                                                       =========  ==========  ==========  ==========

Weighted Average Number of Common Shares Outstanding
   Used for Basic Net Income (Loss) Per Share                                            14,017      13,959      14,152      13,913
Dilutive Shares                                                                             301         137         236         127
                                                                                       ---------  ----------  ----------  ----------
Weighted Average Number of Common Shares Outstanding
   Plus Dilutive Shares                                                                  14,318      14,096      14,388      14,040
                                                                                       =========  ==========  ==========  ==========
Outstanding Common Stock Options Having No Dilutive Effect                                  734       1,393         743       1,393
                                                                                       =========  ==========  ==========  ==========


        The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                                 August 31,    February 28,
(In thousands)                                                                      2002           2002
------------------------------------------------------------------------------- ------------   ------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                                   $    35,518    $    33,806
    Restricted Cash (8)                                                               2,658          5,315
                                                                                ------------   ------------
      Total Cash and Cash Equivalents                                           $    38,176    $    39,121
    Marketable Securities (11)                                                        4,058         13,121
    Receivables, Less Reserves of $4,871 and $4,754, Respectively (2)                28,424         27,249
    Income Taxes Receivable                                                           3,247          4,325
    Prepaid Expenses                                                                  2,949          1,431
    Inventories:
      Raw Materials                                                                   9,895         10,211
      Finished Goods                                                                 15,189         14,645
    Prepaid Taxes                                                                     2,451          2,451
    Current Assets of Discontinued Operation, Net - Pinole Point Steel (7)           14,467         65,104
                                                                                ------------   ------------
      Total Current Assets                                                      $   118,856    $   177,658
                                                                                ------------   ------------

  Property, Plant and Equipment                                                 $   247,708    $   244,709
  Accumulated Depreciation and Amortization                                        (149,980)      (141,794)
                                                                                ------------   ------------
      Net Property, Plant and Equipment                                         $    97,728    $   102,915
                                                                                ------------   ------------

  Other Assets:
    Investment in Joint Ventures (12)                                           $    13,730    $    11,033
    Intangible Assets, Net (9)                                                        6,603          6,594
    Other                                                                             1,206          1,274
                                                                                ------------   ------------
      Total Other Assets                                                        $    21,539    $    18,901
                                                                                ------------   ------------
      Total Assets                                                              $   238,123    $   299,474
                                                                                ============   ============

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt (15)                                      $    11,879    $    14,045
    Accounts Payable                                                                 23,015         23,518
    Accrued Payroll Related Expenses                                                 10,104         10,338
    Accrued Expenses                                                                  7,848         10,911
    Accrued Future Operating Losses - Pinole Point Steel (7)                             --          3,383
                                                                                ------------   ------------
      Total Current Liabilities                                                 $    52,846    $    62,195
                                                                                ------------   ------------

  Long-Term Liabilities:
    Deferred Income Taxes                                                       $     6,966    $     7,053
    Long-Term Debt, Less Current Portion (15)                                        43,944         91,217
    Other                                                                            10,759         10,385
                                                                                ------------   ------------
      Total Long-Term Liabilities                                               $    61,669    $   108,655
                                                                                ------------   ------------

Shareowners' Equity:
  Preferred Stock (3)                                                           $        --    $        --
  Common Stock (4)                                                                      364            363
  Additional Paid-In Capital                                                         68,999         67,441
  Treasury Stock at Cost (5)                                                        (46,528)       (34,813)
  Retained Earnings                                                                 100,015         95,802
  Accumulated Other Comprehensive Income (Loss) (6)(11)                                 758           (169)
                                                                                ------------   ------------
      Total Shareowners' Equity                                                 $   123,608    $   128,624
                                                                                ------------   ------------
      Total Liabilities and Shareowners' Equity                                 $   238,123    $   299,474
                                                                                ============   ============

        The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)
Material Sciences Corporation and Subsidiaries

                                                                         Three Months Ended         Six Months Ended
                                                                             August 31,                August 31,
(In thousands)                                                           2002         2001         2002         2001
--------------------------------------------------------------------   ---------    ---------    ---------    ---------
Cash Flows From:
Operating Activities:
Net Income (Loss)                                                      $  (1,640)   $  (5,616)   $   4,213    $  (7,267)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    (Used in) Operating Activities:
    Discontinued Operation, Net - Specialty Films (13)                        --           43           --       (2,597)
    Discontinued Operation, Net - Pinole Point Steel (7)                  (2,496)       1,326       19,297        1,306
    Gain on Sale of Discontinued Operation - Specialty Films (13)            101      (38,787)         101      (38,787)
    Loss on Discontinued Operation - Pinole Point Steel (7)                  610       42,248       (3,073)      42,248
    Depreciation and Amortization                                          4,131        4,378        8,276        8,515
    Benefit for Deferred Income Taxes                                        (44)         (56)         (87)      (1,432)
    Compensatory Effect of Stock Plans                                       369          737          739        1,536
    Other, Net                                                               653          323          968          659
Changes in Assets and Liabilities:
    Receivables                                                            5,449       (5,797)      (1,175)      (1,840)
    Income Taxes Receivable                                                1,348        1,057        1,078        1,637
    Prepaid Expenses                                                         202          437       (1,619)        (145)
    Inventories                                                           (1,114)       1,761         (228)       4,068
    Accounts Payable                                                      (1,609)      (3,931)        (503)      (1,093)
    Accrued Expenses                                                       3,517        4,030       (3,312)      (1,440)
    Income Taxes Payable                                                      --       (2,984)          --       (2,984)
    Other, Net                                                                 2          120          260          233
                                                                       ---------    ---------    ---------    ---------
            Net Cash Provided by (Used in) Operating Activities        $   9,479    $    (711)   $  24,935    $   2,617
                                                                       ---------    ---------    ---------    ---------

Investing Activities:
Discontinued Operation, Net - Specialty Films (13)                     $      --    $    (762)   $      --    $  (6,508)
Discontinued Operation, Net - Pinole Point Steel (7)                          --       (1,168)        (176)      (1,303)
Cash Received from Sale of Specialty Films, Net (13)                          --      120,488           --      120,488
Cash Received (Distributed) from Sale of Pinole Point Steel, Net (7)      (1,240)          --       31,221           --
Capital Expenditures                                                      (1,309)        (890)      (2,548)      (2,220)
Acquisition, Net of Cash Acquired                                             --         (350)          --         (350)
Investment in Joint Ventures (12)                                           (336)          29       (3,454)          19
Purchases of Marketable Securities (11)                                   (3,013)          --       (8,003)          --
Proceeds from Sale of Marketable Securities (11)                          10,159           --       17,159           --
Other                                                                        166         (279)         255         (607)
                                                                       ---------    ---------    ---------    ---------
            Net Cash Provided by Investing Activities                  $   4,427    $ 117,068    $  34,454    $ 109,519
                                                                       ---------    ---------    ---------    ---------

Financing Activities:
Discontinued Operation, Net - Specialty Films (13)                     $      --    $    (300)   $      --    $    (294)
Proceeds Under Line of Credit                                                 --       13,500           --       65,800
Payments Under Line of Credit                                                 --      (48,700)          --      (90,300)
Payments of Debt                                                         (35,869)        (138)     (49,439)      (7,415)
Cash from Cancellation (Issuance) of Letter of Credit (8)                   (578)          --        2,657           --
Purchase of Treasury Stock (5)                                           (11,579)          --      (11,715)          --
Issuance of Common Stock                                                     574          400          820          892
                                                                       ---------    ---------    ---------    ---------
            Net Cash Used in Financing Activities                      $ (47,452)   $ (35,238)   $ (57,677)   $ (31,317)
                                                                       ---------    ---------    ---------    ---------

Net Increase (Decrease) in Cash                                        $ (33,546)   $  81,119    $   1,712    $  80,819
Cash and Cash Equivalents at Beginning of Period                          69,064        2,119       33,806        2,419
                                                                       ---------    ---------    ---------    ---------
Cash and Cash Equivalents at End of Period                             $  35,518    $  83,238    $  35,518    $  83,238
                                                                       =========    =========    =========    =========

Supplemental Cash Flow Disclosures:
    Interest Paid                                                      $     461    $     340    $   4,113    $   4,898
    Income Taxes Paid                                                      1,425           80        1,525          208

    Non-Cash Investing and Financing Activities:
    Deferred Payment for Goldbach Acquisition                                       $   5,297

        The accompanying notes are an integral part of these statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          MATERIAL SCIENCES CORPORATION
                                 (In thousands)

The data for the three and six months ended August 31, 2002 and 2001 have not been audited by our independent public accountants but, in the opinion of Material Sciences Corporation (the "Company" or "MSC"), reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2002. Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

(1) During the six months ended August 31, 2002 and 2001, the Company derived approximately 26% and 22%, respectively, of its sales from fees billed by a subsidiary of the Company to Walbridge Coatings (the "Partnership") for operating the Walbridge, Ohio facility. Summarized financial information for the Partnership is presented below.

                                           Three Months Ended                Six Months Ended
                                           ------------------                ----------------
                                                August 31,                      August 31,
                                                ---------                       ---------
     Income Statement Information        2002             2001            2002            2001
                                         ----             ----            ----            ----
     Net Sales                         $ 14,945         $ 13,925        $ 30,605        $ 28,510
     Loss from Operations                  (608)            (624)         (1,223)         (1,246)
     Net Loss                              (591)            (622)         (1,206)         (1,232)


                                      August 31,      February 28,
     Balance Sheet Information           2002             2002
                                         ----             ----
     Current Assets                     $ 6,929         $ 7,949
     Total Assets                        18,705          20,632
     Total Liabilities                      861           1,627
     Partners' Capital                   17,844          19,005

(2) Includes trade receivables due from the Partnership of $3,617 as of August 31, 2002 and $1,621 as of February 28, 2002.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,197,211 Shares Issued and 14,008,563 Shares Outstanding as of August 31, 2002 and 18,115,624 Shares Issued and 14,731,188 Shares Outstanding as of
     February 28, 2002.

(5) Treasury Stock at Cost: 4,188,648 Shares as of August 31, 2002 and 3,384,436 Shares as of February 28, 2002. On June 22, 2000, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. In the third quarter of fiscal 2001, the Company suspended the program.

     On March 1, 2002, the Company purchased 13,593 of its shares from certain employees based on the closing price on February 28, 2002 in connection with the vesting of shares granted under the Company's 1999 Long-Term Incentive/Leverage Stock Awards Program ("1999 Program"). The Compensation Committee of the Board of Directors approved the share repurchase under the provisions of the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees to cover a portion of participant's tax withholding liability for the vesting of these shares under the 1999 Program.

     On June 20, 2002, the Company resumed the previously approved repurchase program and through August 31, 2002, the Company completed this share repurchase program by purchasing the remaining 290,619 shares with an average purchase price of $14.89 per share. On June 20, 2002, MSC's Board of Directors also authorized a new program to repurchase up to an additional 500,000 shares of the Company's common stock. The repurchase of 500,000 shares was complete at August 31, 2002 with an average purchase price with $14.50 per share.

(6)  Comprehensive Income (Loss):

                                                            Three Months Ended               Six Months Ended
                                                            ------------------               ----------------
                                                                 August 31,                      August 31,
                                                                 ----------                      ----------
                                                           2002           2001             2002          2001
                                                           ----           ----             ----          ----
         Net Income (Loss)                                $(1,640)       $(5,616)         $ 4,213       $(7,267)
         Other Comprehensive Income:
              Foreign Currency Translation
              Adjustments                                     585              -              753             -
              Unrealized Gain on Marketable Securities         35              -                5             -
                                                          -------        -------          -------       -------
         Comprehensive Income (Loss)                      $(1,020)       $(5,616)         $ 4,971       $(7,267)
                                                          =======        =======          =======       =======

     The increase in foreign currency translation adjustments was due to lower exchange rates used to translate the Company's international operations to U.S. dollars in the second quarter of fiscal 2003.

(7) On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of liquidating the remaining assets and liabilities of the business. As of August 31, 2002, the Company has received $50,518 related to the disposition and liquidation of the business, consisting of $31,221 of sale proceeds from Grupo IMSA S.A. de C.V. and $19,297 from liquidating the Pinole Point Steel operations. In addition, as of August 31, 2002, there is $14,467 in net assets remaining to be liquidated. The net assets consist primarily of the expected tax refund due to a loss carryback offsetting a portion of the gain on sale of its Specialty Films business in the prior year. The remaining net assets include accounts receivable, offset, in part, by severance expenses and other liabilities not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business.

     As of February 28, 2002, the Company recorded a provision for loss on discontinued operation, net of income taxes, of $53,287. The loss on discontinued operation, net of income taxes, included the allocation of consolidated interest expense of $5,391 incurred from September 1, 2001 through May 31, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow. During the first quarter of fiscal 2003, the Company recorded an adjustment on sale of discontinued operation, net of income taxes, of $3,683 to reduce the previously provided loss on discontinued operation. The adjustment consisted of a reduction for estimated operating losses of $1,247 due to higher plant utilization and customers' willingness to accelerate product deliveries prior to the closing of the transaction. In addition, MSC recorded a favorable change in the estimated proceeds of the sale of $2,436. During the second quarter of fiscal 2003, the

     Company recorded an additional loss on sale of discontinued operation, net of income taxes, of $610 related to increases in previously estimated bad debt expense and product claims expense, and employee expenses related to the collection of accounts receivable and settlement of certain retained liabilities.

     Net sales and loss from discontinued operation of Pinole Point Steel were as follows:

                                          Three Months Ended    Six Months Ended
                                          ------------------    ----------------
                                               August 31,           August 31,
                                               ----------           ----------
                                          2002        2001       2002       2001
                                          ----        ----       ----       ----
     Net Sales                           $   -       $35,550    $48,050     $67,924
     Loss from Discontinued Operation,
        Net of Income Taxes                  -        (3,867)    (2,136)     (7,561)

     No consolidated interest expense was allocated to Pinole Point Steel in the three months ended August 31, 2002. The loss from discontinued operation, net of income taxes, for the three months ended August 31, 2001 includes the allocation of consolidated interest expense of $2,038. For the six-months ended August 31, 2002 and 2001, the loss from discontinued operation, net of income taxes, includes the allocation of interest expense of $1,797 and $4,506, respectively.

(8) In April 2002, one of the Company's letters of credit for $3,235 was canceled and the related cash collateral was released to the Company. During the second quarter of fiscal 2003, the Company posted new commercial letters of credit totaling $578. As of August 31, 2002, the Company's outstanding letters of credit continue to be cash collateralized. Other than $2,658 and $5,315 that were classified as restricted cash in the consolidated balance sheets as of August 31, 2002 and February 28, 2002, respectively, there are no other restrictions on the use of the Company's cash and cash equivalents under the Company's line of credit facility at times when no borrowings are outstanding. The line of credit is secured by accounts receivable of the Company.

(9) In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. As of August 31, 2002, MSC believes no adjustment is deemed necessary after assessing the impairment requirements of SFAS No. 142.

     As of August 31, 2002, the Company's net intangibles consisted of $6,545 for goodwill and $58 for a non-compete agreement.

     The Company adopted SFAS No. 144, "Impairment or Disposal of Long-Lived Assets" on March 1, 2002. This statement further refines the rules for accounting for long-lived assets and long-lived assets to be disposed of. MSC has assessed the impairment requirements of SFAS No. 144 and believes that no adjustment is deemed necessary.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 makes changes to several areas, including the classification of gains and losses from extinguishment of debt and accounting for certain lease modifications. The statement is effective for fiscal years beginning after May 15, 2002. With the adoption of SFAS No. 145 on March 1, 2003, the extraordinary loss on early retirement of debt will no longer be classified as an extraordinary item and will be reflected as a component of income from continuing operations in the consolidated statements of income (loss).

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

(10) During the first six months of fiscal 2003, cash of $373 was paid in conjunction with the restructuring program announced on November 15, 2001. The restructuring reserve was $165 as of August 31, 2002, as presented in the chart.

                                          Severance      Other       Total
                                          ---------      -----       -----
     Restructuring Reserve as of
     February 28, 2002                      $  434      $   104      $  538
     Cash Payments                            (294)         (79)       (373)
                                           -------      -------      ------
     Restructuring Reserve as of
     August 31, 2002                        $  140      $    25      $  165
                                           =======      =======      ======

(11) During fiscal 2003, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in U.S. agency and corporate notes. These investments are expected to be held less than twelve months and are classified as marketable securities in the consolidated balance sheets. The Company recorded unrealized gains and losses on its investments in marketable securities to adjust the carrying value of these investments to fair value. Unrealized gains were $5 as of August 31, 2002. The unrealized gains were classified as a component of accumulated other comprehensive income (loss).

(12) On May 13, 2002, MSC completed the purchase of LTV Corporation's ownership interests in the Partnership for $3,137. As a result, MSC's ownership interest in the Partnership increased to 66.5% and it gained access to an additional 33% of the facility's available line time. Under the terms of the Partnership agreements, all significant operating actions require the consent of the management committee. MSC and Bethlehem Steel Company are each represented by two members on the four-member management committee. As a result, the Company does not have a controlling voting interest in the Partnership and, accordingly, continues to account for the Partnership under the equity method.

(13) On June 29, 2001, the Company completed the sale of substantially all of the assets of its Specialty Films segment, including its interest in Innovative Specialty Films, LLC, to Bekaert pursuant to the terms of the Purchase Agreement by and among MSC, MSC Specialty Films, Inc. ("MSC/SFI"), Bekaert and N.V. Bekaert S.A., dated June 10, 2001. As a result of the sale, Specialty Films is being reported as a discontinued operation in the prior year.

       During the second quarter of fiscal 2003, the Company recorded an after-tax charge of $101 related to a decrease in the previously estimated insurance premium refund for the Specialty Films business.

(14) The table presented below analyzes the components of interest (income) expense, net.

                                                 Three Months Ended      Six Months Ended
                                                 ------------------      ----------------
                                                      August 31,             August 31,
                                                      ----------             ----------
        Interest (Income) Expense, Net:            2002        2001        2002       2001
                                                   ----        ----        ----       ----
        Interest Expense                         $ 1,377     $ 2,098     $ 3,213    $ 4,669
        Interest Income                             (313)       (505)       (558)      (521)
        Interest Expense Allocated to
          Pinole Point Steel                           -      (2,038)     (1,797)    (4,506)
                                                 -------     -------     -------    -------
        Interest (Income) Expense, Net           $ 1,064     $  (445)    $   858    $  (358)
                                                 =======     =======     =======    =======

       As a result of the sale of Pinole Point Steel, the Company no longer allocates interest expense to Pinole Point Steel.

(15) On July 31, 2002, the Company made a debt payment of $39,852 to the holders of the 1997 Senior Notes. The debt payment consisted of principal of $35,714, interest of $420 and a contractual prepayment penalty of $3,718 (pretax basis). The extraordinary loss on early retirement of debt, net of income taxes, includes the prepayment penalty of $2,257 and a $131 write-off of debt issuance costs.

       The estimated fair value of the Company's remaining debt, based on discounted cash flows, was less than the carrying value by $6,671 as of August 31, 2002.

       The 1998 Senior Note agreements require the Company to adhere to certain covenants. The most significant of these covenants include maintenance of consolidated cumulative adjusted net worth of $118,341. This covenant may limit the Company's ability to repurchase its common stock from time to time. Other covenants include a consolidated senior debt ratio (55.0% until agreement expiration) and a total indebtedness ratio (60.0% until agreement expiration). MSC was in compliance with the financial covenants related to the 1998 Senior Notes for the period ended August 31, 2002.

(16) MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceedings relate to the Company's involvement in Superfund sites in Kingsbury and Gary, Indiana. MSC has been named as a potentially responsible party ("PRP") for the surface, soil and ground water contamination at these sites.

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

       MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1,400 to $1,700. The Company's environmental reserves were approximately $1,400 as of August 31, 2002.

       On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter ("VOM") air emissions and other permitting issues at its Elk Grove Village facility. The Company has filed a response and performed stack testing for one of its production lines under the supervision of the Illinois EPA. Those recent stack test results, when considered with stack test results from the facility's other production lines taken in the past, indicate the Company's Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company's VOM coating application volume on one of its production lines is in excess of the permit limit. To address that issue, the Company has filed a permit modification request to reflect the current VOM application rates on the facility's production lines. The Illinois EPA has indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation may require referral to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company.

       The Company believes that the ultimate outcome of its environmental legal proceedings, net of contributions from other PRPs, will not have a material effect on the Company's financial condition or results of operations, given the reserves recorded as of August 31, 2002. However, no assurance can be given that this information, including estimates of remedial expenses, will not change.

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                      For The Quarter Ended August 31, 2002

                          PART I. FINANCIAL INFORMATION

                                 (In thousands)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the February 28, 2002 Financial Statements and notes thereto, the MD&A included in the Company's Annual Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Net Sales
Net sales from continuing operations in the second quarter of fiscal 2003 were $68,151, 1.2% higher than $67,361 in the second quarter of fiscal 2002. For the six months ended August 31, 2002, net sales from continuing operations increased 4.8% to $139,811 from $133,361 in the same period last year.

Sales of electronic-based materials increased 12.7% to $5,370 in the second quarter of fiscal 2003 from $4,764 in the prior year period. For the six months ended August 31, 2002, electronic-based materials sales were $10,553, 8.1% higher compared with $9,765 for the same period last year. For both periods, higher sales of coated materials used to manufacture computer disk drives as well as set-top boxes were offset, in part, by lower electronic cabinetry shipments.

Acoustical/thermal materials sales declined 8.2% in the second quarter of fiscal 2003 to $14,739 as compared with $16,064 in the second quarter of fiscal 2002, due mainly to decreased sales of disc brake noise damping materials as well as lower shipments of Specular+(R) to the lighting market. For the six months ended August 31, 2002 and 2001, acoustical/thermal materials sales were $31,175 and $33,089, respectively, a 5.8% decrease.

The change was due mainly to decreased sales to the automotive market and Specular+(R), somewhat offset by higher shipments to the appliance market.

Sales of coated metal materials increased 3.2% to $48,042 during the second quarter of fiscal 2003, from $46,533 in the second quarter of fiscal 2002. Coated metal materials sales increased to $98,083 for the six-month period ended August 31, 2002 as compared to $90,507 for the same period last year, an 8.4% increase. The main contributors to the increase, for both periods, were higher electrogalvanizing sales as well as higher shipments of coated metal to the transportation and appliance markets, offset slightly by a decline in shipments to the building and construction and lighting markets. The Company's electrogalvanizing sales primarily benefited from supplying a portion of Double Eagle Steel Coating Company's ("DESCO") requirements, which were interrupted by a major fire at the DESCO facility in December 2001.

Gross Profit
The Company's gross profit margin for the second quarter of fiscal 2003 was 21.1%, or $14,358, as compared with 18.8%, or $12,650, in the second quarter of fiscal 2002. For the first six months of fiscal 2003, gross profit margin was 19.5%, or $27,197, as compared with 18.7%, or $24,885, in the first six months of fiscal 2002. The increase in gross profit margin, for both periods, was mainly due to a more favorable product mix and higher capacity utilization, somewhat offset by additional resources being focused at the manufacturing facilities as a result of the Company's restructuring program.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses of $10,520 were 15.4% of net sales in the second quarter of fiscal 2003 as compared with $10,342, or 15.4%, of net sales in the same period last year. For the six-months ended August 31, 2002, SG&A expenses of $19,684 were 14.1% of net sales as compared with $20,928, or 15.7%, of net sales in fiscal 2002. The decrease in SG&A percentage was due to certain administrative activities being eliminated as a result of the Company's restructuring program as well as higher net sales, offset to a small degree by investments in marketing and research and development in the switch and sensor products business. The Company anticipates more than doubling its marketing and engineering spending related to the switch and sensor business in the second half of fiscal 2003 to $2,600.

Total Other (Income) and Expense, Net and Income Taxes
Total other (income) and expense, net was expense of $1,489 in the second quarter of fiscal 2003 as compared with income of $58 in the second quarter of fiscal 2002. For the six months ended August 31, 2002, total other expense, net was $1,659 compared to $403 in the prior year period. The variance was primarily due to interest expense not allocated to the Pinole Point Steel business in the second quarter, slightly offset by a recognized gain on the sale of marketable securities. Equity in Results of Joint Ventures was a net loss of $442 and $333 for the second quarter of fiscal 2003 and 2002, respectively. The change in net loss was due to the increased ownership in Walbridge Coatings (the "Partnership") as a result of the Company purchasing LTV Corporation's ("LTV") interest in the first quarter. For the first six months of fiscal 2003 and 2002, Equity in Results of Joint Ventures was a net loss of $757 and $645, respectively. MSC's effective tax rate for continuing operations was 37.9% for the second quarter of fiscal 2003 versus 37.2% for the same period last year. For the first six months of fiscal 2003, the Company's effective income tax rate was 38.0% as compared with 35.7% in the first six months of fiscal 2002. The variance in the effective tax rate for the six-month period was due to tax credits and other permanent items relative to income before income taxes.

General
MSC serves the electrogalvanizing market through its 66.5% ownership interest in the Partnership. Under the terms of the Partnership agreements, all significant operating actions require the consent of the management committee. Bethlehem Steel Corporation ("BSC") continues to maintain a 33.5% ownership interest and has access to 63% of the available line time. MSC has the right to utilize available line time to the extent BSC does not order Partnership services. In the second quarter of fiscal 2003, MSC utilized 38.9% of the available line time. MSC and BSC are each represented by two members on the four-member management committee. The Company does not have a controlling voting interest in the Partnership and, accordingly, continues to account for the Partnership under the equity method. The Partnership term expires on December 31, 2004.

As previously reported, BSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 15, 2001. The Partnership is being treated as a critical vendor under BSC's proceedings. As of August 31, 2002, the Partnership had no BSC pre-petition receivables outstanding and $4,441 of BSC post-petition receivables outstanding. The BSC post-petition receivables are judged to be collectible in full and, therefore, no reserve was recorded as of August 31, 2002. Sales to BSC through the Partnership were $10,964 in the second quarter of fiscal 2003. BSC continues to participate in the Partnership and to furnish electrogalvanized coatings to the automotive industry. The Company believes that the Partnership's processing services are valuable to the BSC estate, however, there can be no assurance that the BSC bankruptcy will not result in further disruption of the business.

On December 15, 2001, a major fire destroyed an electrogalvanizing facility owned by DESCO, a joint venture between U.S. Steel Corporation and Rouge Steel Company. For the second quarter of fiscal 2003, U.S. Steel Corporation and Rouge Steel Company utilized 11.6% of the Partnership's available line time. The DESCO facility resumed production in September 2002 and MSC anticipates that total electrogalvanizing sales and profits in the second half of the year will be negatively affected as the business shifts back to the DESCO facility. Due to uncertainty in the economy and bankruptcies in the steel industry, no assurance can be made as to the Partnership's future production levels.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter ("VOM") air emissions and other permitting issues at its Elk Grove Village facility. The Company has filed a response and performed stack testing for one of its production lines under the supervision of the Illinois EPA. Those recent stack test results, when considered with stack test results from the facility's other production lines taken in the past, indicate the Company's Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company's VOM coating application volume on one of its production lines is in excess of the permit limit. To address that issue, the Company has filed a permit modification request to reflect the current VOM application rates on the facility's production lines. The Illinois EPA has indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation may require referral to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company. For additional information on environmental matters, please refer to MSC's Annual Report on Form 10-K for the fiscal year ended February 28, 2002.

RESULTS OF DISCONTINUED OPERATIONS

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of liquidating the remaining assets and liabilities of the business. As of August 31, 2002, the Company has received $50,518 related to the disposition and liquidation of the business, consisting of $31,221 of sale proceeds from Grupo IMSA S.A. de C.V. and $19,297 from liquidating the Pinole Point Steel operations. In addition, as of August 31, 2002, there is $14,467 in net assets remaining to be liquidated. The net assets consist primarily of the expected tax refund due to a loss carryback offsetting a portion of the gain on sale of its Specialty Films business in the prior year. The remaining net assets include accounts receivable, offset, in part, by severance expenses and other liabilities not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business.

As of February 28, 2002, the Company recorded a provision for loss on discontinued operation, net of income taxes, of $53,287. The loss on discontinued operation, net of income taxes, included the allocation of consolidated interest expense of $5,391 incurred from September 1, 2001 through May 31, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow. During the first quarter of fiscal 2003, the Company recorded an adjustment on sale of discontinued operation, net of income taxes, of $3,683 to reduce the previously provided loss on discontinued operation. The adjustment consisted of a reduction for estimated operating losses of $1,247 due to higher plant utilization and customers' willingness to accelerate product deliveries prior to the closing of the transaction. In addition, MSC recorded a favorable change in the estimated proceeds of the sale of $2,436. During the second quarter of fiscal 2003, the Company recorded an additional loss on sale of discontinued operation, net of income taxes, of $610 related to increases in previously estimated bad debt expense and product claims expense, and employee expenses related to the collection of accounts receivable and settlement of certain retained liabilities.

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

Net sales of Specialty Films in the second quarter and first half of fiscal 2002 through closing on June 29, 2001, were $5,209 and $21,578, respectively. Income from discontinued operation, net of income taxes, for the same periods, was $226 and $1,469, respectively.

During the second quarter of fiscal 2003, the Company recorded an after-tax charge of $101 related to a decrease in the previously estimated insurance premium refund for the Specialty Films business.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with funds generated from operating activities, sales of various businesses and borrowings under its credit facilities or long-term debt instruments.

During the second quarter of fiscal 2003, MSC generated $9,479 of cash from operating activities as compared with utilizing $711 in the second quarter last year. The change in cash generation for the second quarter was primarily due to improved income from continuing operations and lower accounts receivable, offset in part by higher inventory levels. For the six months ended August 31, 2002, the Company generated $24,935 of cash as compared with $2,617 in the same period last year. The change in cash generation was due to higher net income from continuing operations and cash generated from liquidating the Pinole Point Steel business, offset in part by increases in prepaid expenses and inventory levels as well as decreases in accrued expenses.

In the second quarter and first six months of fiscal 2003, MSC invested $1,309 and $890 in capital improvement projects, respectively, compared to $2,548 and $2,220 in the same periods last year, respectively. There was no capital spending related to discontinued operations for the second quarter of fiscal 2003 and $1,906 of capital spending for discontinued operations for the second quarter of fiscal 2002. Capital spending related to discontinued operations for the first half of fiscal 2003 and 2002 was $176 and $2,661, respectively. Investments in joint ventures were $336 in the second quarter of fiscal 2003, compared with a return of $29 during the same period last fiscal year. For the year-to-date period, investments in joint ventures were $3,454, which relates to the Company's purchase of LTV's ownership interest in the Partnership in the first quarter of fiscal 2003 versus a return of $19 during the same period last fiscal year. There were no investments in joint ventures related to discontinued operations in the second quarter of fiscal 2003 compared with $23 in the prior fiscal year period. There were no investments in joint ventures related to discontinued operations for the first six months of fiscal 2003 compared with $5,114 in the first six months of fiscal 2002 due to the investment in the joint venture with Bekaert Corporation prior to the disposition of the Company's Specialty Films segment.

MSC's total debt decreased to $55,823 as of August 31, 2002 from $105,262 as of February 28, 2002. The Company made principal debt payments of $13,421 and interest payments of $3,594 on May 31, 2002 related to the 1998 Senior Notes and the 1997 Senior Notes. In addition, on July 31, 2002, the Company made a debt payment of $39,852 to the holders of the 1997 Senior Notes. The debt payment consisted of principal of $35,714, interest of $420 and a contractual prepayment penalty of $3,718 pretax basis. The extraordinary loss on early retirement of debt, net of income taxes, includes the prepayment penalty of $2,257 and a $131 write-off of debt issuance costs.

During the second quarter of fiscal 2003, the Company posted new commercial letters of credit totaling $578. The Company's outstanding letters of credit continue to be cash collateralized as of August 31, 2002. Other than $2,658 that was classified as restricted cash in the consolidated balance sheets, there are no other restrictions on the Company's use of its cash and cash equivalents under the Company's line of credit facility at times when no borrowings are outstanding. The line of credit is secured by accounts receivable of the Company.

On June 3, 2002, the Company made a minimum annual royalty payment of $417 for amounts accrued from January 31, 2002 through May 31, 2002 related to the license agreement with TouchSensor Technologies, LLC ("TST"). On September 3, 2002, the Company paid a second minimum annual royalty payment of $250 for amounts accrued from June 1, 2002 through August 31, 2002.

On June 22, 2000, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. In the third quarter of fiscal 2001, the Company suspended the program.

On March 1, 2002, the Company purchased 13,593 of its shares from certain employees based on the closing price on February 28, 2002 in connection with the vesting of shares granted under the Company's 1999 Long-Term Incentive/Leverage Stock Awards Program ("1999 Program"). The Compensation Committee of the Board of Directors approved the share repurchase under the provisions of the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees to cover a portion of participant's tax withholding liability for the vesting of these shares under the 1999 Program.

On June 20, 2002, the Company resumed the previously approved repurchase program and through August 31, 2002, the Company completed this share repurchase program by purchasing the remaining 290,619 shares with an average purchase price of $14.89 per share. On June 20, 2002, MSC's Board of Directors also authorized a new program to repurchase up to an additional 500,000 shares of the Company's common stock. The repurchase of 500,000 shares was complete at August 31, 2002 with an average purchase price of $14.50 per share.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. As of August 31, 2002, MSC believes no adjustment is deemed necessary after assessing the impairment requirements of SFAS No. 142.

The Company adopted SFAS No. 144, "Impairment or Disposal of Long-Lived Assets" on March 1, 2002. This statement further refines the rules for accounting for long-lived assets and long-lived assets to be disposed of. MSC has assessed the impairment requirements of SFAS No. 144 and believes that no adjustment is deemed necessary.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 makes changes to several areas, including the classification of gains and losses from extinguishment of debt and accounting for certain lease modifications. The statement is effective for fiscal years beginning after May 15, 2002. With the adoption of SFAS No. 145 on March 1, 2003, the extraordinary loss on early retirement of debt will no longer be classified as an extraordinary item and will be reflected as a component of income from continuing operations in the consolidated statements of income (loss).

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets and concentrations of credit risks. Details regarding the Company's use of these policies and the related estimates are described in MSC's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 filed with the Securities and Exchange Commission. There have been no material changes to the Company's critical accounting policies that impacted MSC's financial condition or results of operations in the second quarter of fiscal 2003 or the first six months of fiscal 2003.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements contained in this report, including, without limitation, the estimated loss and estimated proceeds from the disposition of discontinued operation set forth in the financial statements, are forward-looking, based on current expectations, forecasts and assumptions. MSC cautions the reader that the following factors could cause MSC's actual outcomes and results to differ materially from those stated or implied in the forward-looking statements: the risk of the successful development, introduction and marketing of new products and technologies, including products based on the touch-sensory technology we have licensed from TouchSensor Technologies, LLC; competitive factors; changes in the business environment, including the transportation, building and construction and durable goods industries; the ability of the Company to successfully implement its reorganization plans and to achieve the benefits the Company expects from such plans; final realization of proceeds on the sale of Pinole Point Steel; revenue and earnings expectations as a result of supplying a portion of DESCO's electrogalvanizing requirements; changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974); continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates; the stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company's products; impact of changes in the overall economy; increases in the prices of raw and other material inputs used by the Company; the loss, or changes in the operations, financial condition or results of operation of one or more significant customers of the Company; environmental risks, costs and penalties associated with the Company's past and present manufacturing operations, including any risks, costs and penalties arising out of an enforcement action by the Illinois EPA and Attorney General related to the Company's Elk Grove Village facility; risks associated with the termination of the Partnership in December 2004 or the termination of the joint venture partnership with Tekno in December 2003; facility utilization at Walbridge Coatings; acts of war or terrorism; and the other factors identified in Part II, Item 7 of the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been a material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended February 28, 2002.

On July 31, 2002, the Company made a debt payment of $39,852 to the holders of the 1997 Senior Notes. The debt payment consisted of principal of $35,714, interest of $420 and a contractual prepayment penalty of $3,718 (pretax basis). The table below provides information about the Company's debt that is sensitive to changes in interest rates.

(Dollars in Thousands)

                                                              Expected Maturity Date (Fiscal Year)
                         ---------------------------------------------------------------------------------------------------
                                                                                                                       Fair
                              2003        2004        2005          2006         2007      Thereafter       Total      Value
                              ----        ----        ----          ----         ----      ----------       -----      -----
   Total Debt:
   -----------
Fixed Rate:
  Principal Amount           $ 6,902    $11,559      $ 6,278      $ 6,278      $ 6,278       $25,111       $62,406     $55,735
  Average Interest Rate          7.2%       6.8%         6.8%         6.8%         6.8%          6.8%          6.8%
Variable Rate:
  Principal Amount           $     -    $     -      $     -      $     -      $     -       $     -       $     -     $     -
  Average Interest Rate          N/A         N/A         N/A          N/A          N/A           N/A           N/A

* On May 31, 2002, the Company paid $6,278 of the 2003 principal amount.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                      For the Quarter Ended August 31, 2002

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 20, 2002, the Company held its Annual Meeting of Shareowners. Michael J. Callahan, Dr. Eugene W. Emmerich, G. Robert Evans, E.F. Heizer, Jr., Frank L. Hohmann III, Dr. Ronald A. Mitsch, Gerald G. Nadig, Dr. Mary P. Quin and Howard B. Witt, being nine nominees named in the Company's Proxy Statement, dated May 21, 2002, were re-elected to the Board of Directors for new one-year terms by the following vote:


         Name                           For          Withheld Authority
         ----                           ---          ------------------
Michael J. Callahan                 12,236,645            1,428,304
Dr. Eugene W. Emmerich              11,895,385            1,769,564
G. Robert Evans                     11,871,325            1,793,624
E.F. Heizer, Jr.                    11,875,157            1,789,792
Frank L. Hohmann III                12,256,138            1,408,811
Dr. Ronald A. Mitsch                12,256,138            1,408,811
Gerald G. Nadig                     12,253,744            1,411,205
Dr. Mary P. Quin                    12,254,923            1,410,026
Howard B. Witt                      12,256,138            1,408,811


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Reference is made to the attached Index to Exhibits.

     (b) On July 22, 2002, the Company filed a Current Report on Form 8-K, pursuant to Item 4, to indicate that Mr. Howard B. Witt had resigned as a member of its board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 15th day of October 2002.

                                         MATERIAL SCIENCES CORPORATION


                                         By:   /s/ Gerald G. Nadig
                                               ---------------------------------
                                                   Gerald G. Nadig
                                                   Chairman, President
                                                   and Chief Executive Officer

                                         By:    /s/ James J. Waclawik, Sr.
                                               --------------------------------
                                                   James J. Waclawik, Sr.
                                                   Vice President,
                                                   Chief Financial Officer
                                                   and Secretary

                                 CERTIFICATIONS

I, Gerald G. Nadig, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Material Sciences Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanged Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
               a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002

                                        By:  /s/ Gerald G. Nadig
                                             --------------------
                                               Gerald G. Nadig
                                               Chairman, President
                                               and Chief Executive Officer

I, James J. Waclawik, Sr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Material Sciences Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
               a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002                      By: /s/ James J. Waclawik, Sr.
                                                 --------------------------
                                                   James J. Waclawik, Sr.
                                                   Vice President,
                                                   Chief Financial Officer
                                                   and Secretary

                          MATERIAL SCIENCES CORPORATION

                          Quarterly Report on Form 10-Q

                                Index to Exhibits

Exhibit Number      Description of Exhibit
--------------      ----------------------
     99.1           Certifications of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
                    1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.