Form 10-Q
period 2002-11-30
MATERIAL SCIENCES CORP
filed 2003-01-08
CIK 755003

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002
                          Commission File Number 1-8803

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

Yes   X     No______
   -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X     No______
   -------

As of January 2, 2003, there were 14,032,268 outstanding shares of common stock, $.02 par value.

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                     For The Quarter Ended November 30, 2002
                      (In thousands, except per share data)

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    (a)  Financial statements of Material Sciences Corporation and Subsidiaries

              Consolidated Statements of Income (Loss) (Unaudited)
                 Material Sciences Corporation and Subsidiaries

                                                                                        Three Months Ended      Nine Months Ended
                                                                                           November 30,            November 30,
(In thousands, except per share data)                                                    2002        2001        2002       2001
------------------------------------------------------------------------------------  ----------  ----------  ----------  ---------
Net Sales (1)                                                                         $   67,401   $  63,249  $  207,212  $ 196,610
Cost of Sales                                                                             55,593      51,495     168,207    159,971
                                                                                      ----------   ---------  ----------  ---------
Gross Profit                                                                          $   11,808   $  11,754  $   39,005  $  36,639
Selling, General and Administrative Expenses                                              10,390      11,131      30,074     32,059
Restructuring Expenses (10)                                                                  855       1,385         855      1,385
                                                                                      ----------   ---------  ----------  ---------
Income (Loss) from Operations                                                         $      563   $    (762) $    8,076  $   3,195
                                                                                      ----------   ---------  ----------  ---------
Other (Income) and Expense:
   Interest (Income) Expense, Net (14)                                                $      747   $    (496) $    1,605  $    (854)
   Equity in Results of Joint Ventures                                                       363         369       1,120      1,014
   Other, Net                                                                                 32         193          76        309
                                                                                      ----------   ---------  ----------  ---------
     Total Other Expense, Net                                                         $    1,142   $      66  $    2,801  $     469
                                                                                      ----------   ---------  ----------  ---------
Income (Loss) from Continuing Operations Before Provision
   (Benefit) for Income Taxes                                                         $     (579)  $    (828) $    5,275  $   2,726
Provision (Benefit) for Income Taxes                                                        (281)       (509)      1,944        759
                                                                                      ----------   ---------  ----------  ---------
Income (Loss) from Continuing Operations                                              $     (298)  $    (319) $    3,331  $   1,967
Discontinued Operations: (7)(13)
   Income from Discontinued Operation - Specialty Films (Net of Provision
     for Income Taxes of $0, $0, $0 and $1,009, Respectively)                                  -           -           -      1,469
   Loss from Discontinued Operation - Pinole Point Steel (Net of Benefit
     for Income Taxes of $0, $0, $0 and $5,261, Respectively)                                  -           -           -     (7,561)
   Gain (Loss) on Sale of Discontinued Operation - Specialty Films (Net of Benefit
     for Income Taxes of $0, $0, $70 and Provision for Income Taxes
     of $31,445, Respectively)                                                                 -           -        (101)    38,787
   Gain (Loss) on Discontinued Operation - Pinole Point Steel (Net of Benefit
     for Income Taxes of $102, Provision for Income Taxes of $0 and $2,032 and
     Benefit for Income Taxes of $7,588, Respectively)                                      (145)          -       2,928    (42,248)
Extraordinary Loss on Early Retirement of Debt (Net of Benefit
     for Income Taxes of $1,546) (15)                                                          -           -      (2,388)         -
                                                                                      ----------   ---------  ----------  ---------
Net Income (Loss)                                                                     $     (443)  $    (319) $    3,770  $  (7,586)
                                                                                      ==========   =========  ==========  =========

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations                                              $    (0.02)  $   (0.02) $     0.24  $    0.14
Income from Discontinued Operation - Specialty Films                                           -           -           -       0.11
Loss from Discontinued Operation - Pinole Point Steel                                          -           -           -      (0.54)
Gain (Loss) on Sale of Discontinued Operation - Specialty Films                                -           -       (0.01)      2.78
Gain (Loss) on Discontinued Operation - Pinole Point Steel                                 (0.01)          -        0.21      (3.03)
Extraordinary Loss on Early Retirement of Debt                                                 -           -       (0.17)         -
                                                                                      ----------   ---------  ----------  ---------
Basic Net Income (Loss) Per Share                                                     $    (0.03)  $   (0.02) $     0.27  $   (0.54)
                                                                                      ==========   =========  ==========  =========

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations                                              $    (0.02)  $   (0.02) $     0.23  $    0.14
Income from Discontinued Operation - Specialty Films                                           -           -           -       0.11
Loss from Discontinued Operation - Pinole Point Steel                                          -           -           -      (0.54)
Gain (Loss) on Sale of Discontinued Operation - Specialty Films                                -           -       (0.01)      2.75
Gain (Loss) on Discontinued Operation - Pinole Point Steel                                 (0.01)          -        0.21      (3.00)
Extraordinary Loss on Early Retirement of Debt                                                 -           -       (0.17)         -
                                                                                      ----------   ---------- ----------  ---------
Diluted Net Income (Loss) Per Share                                                   $    (0.03)  $   (0.02) $     0.26  $   (0.54)
                                                                                      ==========   =========  ==========  =========

Weighted Average Number of Common Shares Outstanding
   Used for Basic Net Income (Loss) Per Share                                             13,656      14,036      14,004     13,954
Dilutive Shares                                                                                -           -         258        137
                                                                                      ----------   ---------  ----------  ---------
Weighted Average Number of Common Shares Outstanding
   Plus Dilutive Shares                                                                   13,656      14,036      14,262     14,091
                                                                                      ==========   =========  ==========  =========

Outstanding Common Stock Options Having No Dilutive Effect                                   747       1,261         726      1,179
                                                                                      ===========  =========  ==========  =========

        The accompanying notes are an integral part of these statements.

                    Consolidated Balance Sheets (Unaudited)
                 Material Sciences Corporation and Subsidiaries

                                                                                   November 30,          February 28,
(In thousands)                                                                        2002                   2002
------------------------------------------------------------------------------    ------------           ------------
Assets:
  Current Assets:
    Cash and Cash Equivalents                                                       $  44,505              $  33,806
    Restricted Cash (8)                                                                 2,630                  5,315
                                                                                    ---------              ---------
      Total Cash and Cash Equivalents                                               $  47,135              $  39,121
    Marketable Securities (11)                                                          3,030                 13,121
    Receivables, Less Reserves of $4,581 and $4,754, Respectively (2)                  27,583                 27,249
    Income Taxes Receivable                                                             3,526                  4,325
    Prepaid Expenses                                                                    2,458                  1,431
    Inventories:
      Raw Materials                                                                    10,755                 10,211
      Finished Goods                                                                   14,402                 14,645
    Prepaid Taxes                                                                       2,451                  2,451
    Current Assets of Discontinued Operation, Net - Pinole Point Steel (7)             13,597                 65,104
                                                                                    ---------              ---------
      Total Current Assets                                                          $ 124,937              $ 177,658
                                                                                    ---------              ---------

  Property, Plant and Equipment                                                     $ 248,915              $ 244,709
  Accumulated Depreciation and Amortization                                          (153,990)              (141,794)
                                                                                    ---------              ---------
      Net Property, Plant and Equipment                                             $  94,925              $ 102,915
                                                                                    ---------              ---------

  Other Assets:
    Investment in Joint Ventures (12)                                               $  13,475              $  11,033
    Intangible Assets, Net (9)                                                          6,557                  6,594
    Other                                                                               1,138                  1,274
                                                                                    ---------              ---------
      Total Other Assets                                                            $  21,170              $  18,901
                                                                                    ---------              ---------
      Total Assets                                                                  $ 241,032              $ 299,474
                                                                                    =========              =========

Liabilities:
  Current Liabilities:
    Current Portion of Long-Term Debt (15)                                          $  11,721              $  14,045
    Accounts Payable                                                                   23,646                 23,518
    Accrued Payroll Related Expenses                                                   12,006                 10,338
    Accrued Expenses                                                                    8,177                 10,911
    Accrued Future Operating Losses - Pinole Point Steel (7)                                -                  3,383
                                                                                    ---------              ---------
      Total Current Liabilities                                                     $  55,550              $  62,195
                                                                                    ---------              ---------

  Long-Term Liabilities:
    Deferred Income Taxes                                                           $   6,802              $   7,053
    Long-Term Debt, Less Current Portion (15)                                          43,944                 91,217
    Other                                                                              10,949                 10,385
                                                                                    ---------              ---------
      Total Long-Term Liabilities                                                   $  61,695              $ 108,655
                                                                                    ---------              ---------

Shareowners' Equity:
  Preferred Stock (3)                                                               $       -              $       -
  Common Stock (4)                                                                        365                    363
  Additional Paid-In Capital                                                           69,607                 67,441
  Treasury Stock at Cost (5)                                                          (46,528)               (34,813)
  Retained Earnings                                                                    99,572                 95,802
  Accumulated Other Comprehensive Income (Loss) (6)(11)                                   771                   (169)
                                                                                    ---------              ---------
      Total Shareowners' Equity                                                     $ 123,787              $ 128,624
                                                                                    ---------              ---------
      Total Liabilities and Shareowners' Equity                                     $ 241,032              $ 299,474
                                                                                    =========              =========

        The accompanying notes are an integral part of these statements.

               Consolidated Statements of Cash Flows (Unaudited)
                 Material Sciences Corporation and Subsidiaries

                                                                                    Three Months Ended          Nine Months Ended
                                                                                      November 30,                 November 30,
(In thousands)                                                                      2002         2001            2002       2001
---------------------------------------------------------------------------       ---------   ----------      ---------  ---------
Cash Flows From:
Operating Activities:
Net Income (Loss)                                                                  $  (443)   $    (319)      $  3,770   $  (7,586)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
    (Used in) Operating Activities:
    Discontinued Operation, Net - Specialty Films (13)                                   -            -              -      (2,597)
    Discontinued Operation, Net - Pinole Point Steel (7)                               725       (4,090)        20,022      (2,784)
    Gain on Sale of Discontinued Operation - Specialty Films (13)                        -            -            101     (38,787)
    Loss on Discontinued Operation - Pinole Point Steel (7)                            145            -         (2,928)     42,248
    Depreciation and Amortization                                                    4,052        4,340         12,328      12,855
    Benefit for Deferred Income Taxes                                                 (164)        (133)          (251)     (1,565)
    Compensatory Effect of Stock Plans                                                 342          660          1,081       2,196
    Other, Net                                                                         355          370          1,323       1,029
Changes in Assets and Liabilities:
    Receivables                                                                        841        2,829           (334)        989
    Income Taxes Receivable                                                           (279)           -            799       1,637
    Prepaid Expenses                                                                   491          (23)        (1,128)       (168)
    Inventories                                                                        (73)      (2,048)          (301)      2,020
    Accounts Payable                                                                   631       (4,428)           128      (5,521)
    Accrued Expenses                                                                 2,231       (3,645)        (1,081)     (5,085)
    Income Taxes Payable                                                                 -      (20,028)             -     (23,012)
    Other, Net                                                                         155         (337)           415        (104)
                                                                                   -------    ---------       --------   ---------
            Net Cash Provided by (Used in) Operating Activities                    $ 9,009    $ (26,852)      $ 33,944   $ (24,235)
                                                                                   -------    ---------       --------   ---------

Investing Activities:
Discontinued Operation, Net - Specialty Films (13)                                 $     -    $       -       $      -   $  (6,508)
Discontinued Operation, Net - Pinole Point Steel (7)                                     -         (179)          (176)     (1,482)
Cash Received from Sale of Specialty Films, Net (13)                                     -        1,494              -     121,982
Cash Received from Sale of Pinole Point Steel, Net (7)                                   -            -         31,221           -
Capital Expenditures                                                                (1,131)      (1,135)        (3,679)     (3,355)
Acquisition, Net of Cash Acquired                                                        -          (47)             -        (397)
Investment in Joint Ventures (12)                                                     (108)         (28)        (3,562)         (9)
Purchases of Marketable Securities (11)                                                  -      (20,512)        (8,003)    (20,512)
Proceeds from Sale of Marketable Securities (11)                                     1,037        2,056         18,196       2,056
Other                                                                                   43         (274)           298        (881)
                                                                                   -------    ---------       --------   ---------
            Net Cash Provided by (Used in) Investing Activities                    $  (159)   $ (18,625)      $ 34,295   $  90,894
                                                                                   -------    ---------       --------   ---------

Financing Activities:
Discontinued Operation, Net - Specialty Films (13)                                 $     -    $       -       $      -   $    (294)
Proceeds Under Line of Credit                                                            -            -              -      65,800
Payments Under Line of Credit                                                            -            -              -     (90,300)
Payments of Debt                                                                      (158)        (142)       (49,597)     (7,557)
Cash from Cancellation of Letter of Credit (8)                                          28            -          2,685           -
Purchase of Treasury Stock (5)                                                           -            -        (11,715)          -
Issuance of Common Stock                                                               267          339          1,087       1,231
                                                                                   -------    ---------       --------   ---------
            Net Cash Provided by (Used in) Financing Activities                    $   137    $     197       $(57,540)  $ (31,120)
                                                                                   -------    ---------       --------   ---------

Net Increase (Decrease) in Cash                                                    $ 8,987    $ (45,280)      $ 10,699   $  35,539
Cash and Cash Equivalents at Beginning of Period                                    35,518       83,238         33,806       2,419
                                                                                   -------    ---------       --------   ---------
Cash and Cash Equivalents at End of Period                                         $44,505    $  37,958       $ 44,505   $  37,958
                                                                                   =======    =========       ========   =========

Supplemental Cash Flow Disclosures:
    Interest Paid                                                                  $   203    $   3,666       $  4,316   $   8,564
    Income Taxes Paid                                                                  182       16,999          1,707      17,207

        The accompanying notes are an integral part of these statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          MATERIAL SCIENCES CORPORATION
                                 (In thousands)

The data for the three and nine months ended November 30, 2002 and 2001 have not been audited by our independent public accountants but, in the opinion of Material Sciences Corporation (the "Company" or "MSC"), reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 2002. Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

(1) During the nine months ended November 30, 2002 and 2001, the Company derived approximately 22% and 21%, respectively, of its sales from fees billed by a subsidiary of the Company to Walbridge Coatings (the "Partnership") for operating the Walbridge, Ohio facility. Summarized financial information for the Partnership is presented below:

                                       Three Months Ended      Nine Months Ended
                                       ------------------      -----------------
                                           November 30,            November 30,
                                           -----------             -----------
         Income Statement Information     2002         2001       2002        2001
                                          ----         ----       ----        ----
         Net Sales                      $ 11,577    $  4,153    $ 42,182    $ 32,663
         Loss from Operations               (624)       (207)     (1,847)     (1,453)
         Net Loss                           (568)       (207)     (1,774)     (1,439)

                                       November 30, February 28,
         Balance Sheet Information        2002         2002
                                          ----         ----
         Current Assets                 $  6,324    $  7,949
         Total Assets                     17,575      20,632
         Total Liabilities                   122       1,627
         Partners' Capital                17,453      19,005

(2) Includes trade receivables due from the Partnership of $2,399 as of November 30, 2002 and $1,621 as of February 28, 2002.

(3) Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4) Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,225,175 Shares Issued and 14,036,527 Shares Outstanding as of November 30, 2002 and 18,115,624 Shares Issued and 14,731,188 Shares Outstanding as of February 28, 2002.

(5) Treasury Stock at Cost: 4,188,648 Shares as of November 30, 2002 and 3,384,436 Shares as of February 28, 2002. On June 22, 2000, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. In the third quarter of fiscal 2001, the Company suspended the program after having purchased 709,381 shares.

     On March 1, 2002, the Company purchased 13,593 of its shares from certain employees based on the closing price on February 28, 2002 in connection with the vesting of shares granted under the Company's 1999 Long-Term Incentive/Leverage Stock Awards Program ("1999 Program"). The Compensation Committee of the Board of Directors approved the share repurchase under the provisions of the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees to cover a portion of the participants' tax withholding liability for the vesting of these shares under the 1999 Program.

     On June 20, 2002, the Company resumed the previously approved repurchase program and by August 31, 2002, the Company had completed this share repurchase program by purchasing the remaining 290,619 shares with an average purchase price of $14.89 per share. On June 20, 2002, MSC's Board of Directors also authorized a new program to repurchase up to an additional 500,000 shares of the Company's common stock. The repurchase of 500,000 shares was complete at August 31, 2002 with an average purchase price of $14.50 per share. No further share repurchases have been approved by the Company's Board of Directors.

(6)  Comprehensive Income (Loss):

                                          Three Months Ended      Nine Months Ended
                                          ------------------      -----------------
                                             November 30,            November 30,
                                             ------------            ------------
                                           2002        2001         2002       2001
                                          ------      ------      -------    -------
     Net Income (Loss)                    $ (443)     $ (319)     $ 3,770    $(7,586)
     Other Comprehensive Income:
        Foreign Currency Translation
        Adjustments                           12         181          850        181
        Unrealized Gain on Marketable
        Securities                             1          62           90         62
                                          ------      ------      -------    -------
     Comprehensive Income (Loss)          $ (430)     $  (76)     $ 4,710    $(7,343)
                                          ======      ======      =======    =======

     The decrease in foreign currency translation adjustments was due to higher exchange rates used to translate the Company's international operations to U.S. dollars in the third quarter of fiscal 2003. The Accumulated Other Comprehensive Income (Loss) included in Shareowners' Equity as of November 30, 2002 of $771 included foreign currency translation adjustments of $765 and unrealized gains on marketable securities of $6.

(7) On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of liquidating the remaining assets and liabilities of the business. As of November 30, 2002, the Company has received $51,243 related to the disposition and liquidation of the business, consisting of $31,221 of sale proceeds from Grupo IMSA S.A. de C.V. and $20,022 from liquidating the Pinole Point Steel operations. In addition, as of November 30, 2002, there is $13,597 in net assets remaining to be liquidated. The net assets consist primarily of the expected tax refund due to a loss carryback offsetting a portion of the gain on sale of its Specialty Films business in the prior year. The remaining net assets include accounts receivable, offset, in part, by severance expenses and other liabilities not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business.

     As of February 28, 2002, the Company recorded a provision for loss on discontinued operation, net of income taxes, of $53,287. The loss on discontinued operation, net of income taxes, included the allocation of consolidated interest expense of $5,391 incurred from September 1, 2001 through May 31, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow. During the first quarter of fiscal 2003, the Company recorded an adjustment on sale of discontinued operation, net of income taxes, of $3,683 to reduce the previously provided loss on discontinued operation. The adjustment consisted of a reduction for estimated operating losses of $1,247 due to higher plant utilization and customers' willingness to accelerate product deliveries prior to the closing of the transaction. In addition, MSC recorded a favorable change in the estimated proceeds of the sale of $2,436. During the second quarter of fiscal 2003, the Company recorded an additional loss on sale of discontinued operation, net of income taxes, of $610 related to increases in previously estimated bad debt expense and product claims expense, and employee expenses related to the collection of accounts receivable and settlement of certain retained liabilities. During the third quarter of fiscal 2003, the Company recorded an additional loss on sale of discontinued operation, net of income taxes, of $145 related to increases in previously estimated workers compensation expense, product claims expense and bad debt expense.

     Net sales and loss from discontinued operation of Pinole Point Steel were as follows:

                                                Three Months Ended           Nine Months Ended
                                                ------------------           -----------------
                                                   November 30,                 November 30,
                                                   ------------                 ------------
                                                2002          2001           2002         2001
                                                ----          ----           ----         ----
     Net Sales                                 $    _       $34,267        $48,050      $102,191
     Loss from Discontinued Operation,
       Net of Income Taxes                          _        (3,591)        (2,136)      (11,152)

     No consolidated interest expense was allocated to Pinole Point Steel in the three months ended November 30, 2002. The loss from discontinued operation, net of income taxes, for the three months ended November 30, 2001 includes the allocation of consolidated interest expense of $1,797. For the nine-months ended November 30, 2002 and 2001, the loss from discontinued operation, net of income taxes, includes the allocation of interest expense of $1,797 and $6,303, respectively.

(8) In April 2002, one of the Company's letters of credit for $3,235 was canceled and the related cash collateral was released to the Company. During the third quarter of fiscal 2003, a $28 commercial letter of credit expired. As of November 30, 2002, the Company's outstanding letters of credit continue to be cash collateralized. Other than $2,630 and $5,315 that were classified as restricted cash in the consolidated balance sheets as of November 30, 2002 and February 28, 2002, respectively, there are no other restrictions on the use of the Company's cash and cash equivalents under the Company's line of credit facility at times when no borrowings are outstanding. The line of credit is secured by accounts receivable of the Company.

(9) In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. The Company completed its initial impairment assessment as of August 31, 2002 as required under the impairment requirements of SFAS No. 142 and no impairment was deemed necessary. MSC will complete the required annual impairment assessment in the fourth quarter of fiscal 2003.

     As of November 30, 2002, the Company's net intangibles consisted of $6,516 for goodwill and $41 for a non-compete agreement.

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

(10) During the nine months of fiscal 2003, cash of $459 was paid in conjunction with the restructuring program announced on November 15, 2001.

     On November 20, 2002, the Company announced it implemented a program to reduce overhead and improve efficiencies. The program involves restructuring MSC's manufacturing organization, including terminations of 14 salaried personnel. The Company recorded a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003. As of November 30, 2002, cash of $16 was paid in conjunction with the restructuring program. As presented in the chart below, the restructuring reserve was $918 at November 30, 2002.

                                             Severance       Other       Total
                                             ---------       -----       -----

     Restructuring Reserve as of
     February 28, 2002                         $   434      $   104     $   538
     Restructuring Reserve as of                   677          178         855
     November 20, 2002
     Total Cash Payments                          (389)         (86)       (475)
                                               -------      -------     -------
     Total Restructuring Reserve as
     of November 30, 2002                      $   722      $   196     $   918
                                               =======      =======     =======

(11) During fiscal 2003, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in U.S. agency and corporate notes. These investments are expected to be held less than twelve months and are classified as marketable securities in the consolidated balance sheets. The Company recorded unrealized gains and losses on its investments in marketable securities to adjust the carrying value of these investments to fair value. Unrealized gains were $6 as of November 30, 2002. The unrealized gains were classified as a component of Accumulated Other Comprehensive Income (Loss).

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

(14) The table presented below analyzes the components of interest (income) expense, net.

                                                      Three Months Ended         Nine Months Ended
                                                      ------------------         -----------------
                                                         November 30,               November 30,
                                                         ------------               ------------
        Interest (Income) Expense, Net:                2002       2001           2002        2001
                                                       ----       ----           ----        ----
        Interest Expense                              $  966    $ 1,829         $ 4,179    $ 6,498
        Interest Income                                 (219)      (528)           (777)    (1,049)
        Interest Expense Allocated to
           Pinole Point Steel                              -     (1,797)         (1,797)    (6,303)
                                                      ------    -------         -------    -------
        Interest (Income) Expense, Net                $  747    $  (496)        $ 1,605    $  (854)
                                                      ======    =======         =======    =======

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

        The estimated fair value of the Company's remaining debt, based on discounted cash flows, was less than the carrying value by $6,387 as of November 30, 2002.

        The 1998 Senior Note agreements require the Company to adhere to certain covenants. The most significant of these covenants include maintenance of consolidated cumulative adjusted net worth of $118,341. This covenant may limit the Company's ability to repurchase its common stock from time to time. Other covenants include a consolidated senior debt ratio (maximum of 55.0% until agreement expiration) and a total indebtedness ratio (maximum of 60.0% until agreement expiration). MSC was in compliance with the financial covenants related to the 1998 Senior Notes for the period ended November 30, 2002.

(16) MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceedings relate to the Company's involvement in Superfund sites in Kingsbury and Gary, Indiana. MSC has been named as a potentially responsible party ("PRP") for the surface, soil and ground water contamination at these sites.

        The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of its remediation work at the Kingsbury site. The participating PRPs account for approximately 75% of the waste volume sent to this site. In December 2001, the PRPs established and funded a trust that has contracted with a remediation contractor to undertake all foreseeable activities necessary to achieve cleanup of the site pursuant to the decree. The trust has purchased an annuity that will pay the remediation contractor the anticipated expenses and oversight costs, including the purchase of stop-loss insurance coverage to reimburse the trust in the event of unforeseen cleanup expenses. The Company contributed $2,047 to the trust in December 2001, with no impact to income (loss) before income taxes, and expects that this payment will conclude its financial obligations with respect to the Kingsbury site. Upon the conclusion of litigation against a PRP that elected not to participate in the trust, the Company will be entitled to receive its pro rata share of any funds remaining in the site group litigation account and any periodic payments by the non-participating PRP equal to its share of the trust's ongoing remediation expenses. Moreover, should site closure be achieved ahead of schedule, the Company will be entitled to receive its pro rata share of the commuted value of the annuity less a 25% early closure incentive bonus payable to the remediation contractor.

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

        On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter ("VOM") air emissions and other permitting issues at its Elk Grove Village facility. The Company has filed a response and performed stack testing for one of its production lines under the supervision of the Illinois EPA. Those recent stack test results, when considered with stack test results from the facility's other production lines taken in the past, indicate the Company's Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company's VOM coating application volume on one of its production lines is in excess of the permit limit. To address that issue, the Company has filed a permit modification request to reflect the current VOM application rates on the facility's production lines, which the Illinois EPA recently granted. The Illinois EPA has indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation may require referral to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company.

        MSC believes its range of exposure for all known environmental matters, based on allocations of liability among PRPs, the most recent estimate of remedial work and other factors is $1,100 to $1,700. The Company's environmental reserves were approximately $1,400 as of November 30, 2002.

        The Company believes that the ultimate outcome of its environmental legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations, given the reserves recorded as of November 30, 2002 and, where applicable, taking into account contributions from other PRPs. However, there can be no assurance that the Company's environmental legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors.

        The Company is also party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company's entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

                          MATERIAL SCIENCES CORPORATION

                                    FORM 10-Q

                     For The Quarter Ended November 30, 2002

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

RESULTS OF OPERATIONS

Net Sales

Net sales from continuing operations in the third quarter of fiscal 2003 were $67,401, 6.6% higher than $63,249 in the third quarter of fiscal 2002. For the nine months ended November 30, 2002, net sales from continuing operations increased 5.4% to $207,212 from $196,610 in the same period last year.

Sales of electronic-based materials decreased 7.6% to $6,176 in the third quarter of fiscal 2003 from $6,686 in the prior year period. For the nine months ended November 30, 2002, electronic-based materials sales increased 1.7% to $16,729 compared with $16,452 for the same period last year. For both periods, an unfavorable change in mix from stainless steel to aluminum disk drive sales and lower electronic cabinetry material sales were offset, in part, by higher set-top box and printer cartridge material shipments. For the third quarter and nine months of fiscal 2003, the Company has reported sales of $102 and $122 related to the switch and sensor business, respectively.

Acoustical/thermal materials sales declined 6.3% in the third quarter of fiscal 2003 to $14,916 as compared with $15,921 in the third quarter of fiscal 2002, due mainly to decreased sales of disc brake noise damping materials as well as lower shipments of Specular+(R) to the lighting market offset, in part, by higher engine and body panel material shipments. For the nine months ended November 30, 2002 and 2001, acoustical/thermal materials sales decreased 7.1% to $46,091 compared with $49,633 for the same period last year. The change was due mainly to decreased sales to the automotive market and Specular+(R), somewhat offset by higher shipments to the appliance market.

Sales of coated metal materials increased 13.9% to $46,309 during the third quarter of fiscal 2003, from $40,642 in the third quarter of fiscal 2002. Coated metal materials sales increased to $144,392 for the nine-month period ended November 30, 2002 as compared to $130,525 for the same period last year, a 10.6% increase. The main contributors to the increase, for both periods, were higher electrogalvanizing sales as well as higher shipments of coated metal to the transportation and appliance markets, offset slightly by a decline in shipments to the building and construction and lighting markets. For the nine-month period ended November 30, 2002, the Company's electrogalvanizing sales primarily benefited from supplying a portion of Double Eagle Steel Coating Company's ("DESCO") requirements, whose coating line capabilities were interrupted by a major fire at the DESCO facility in December 2001.

Gross Profit

The Company's gross profit margin for the third quarter of fiscal 2003 was 17.5%, or $11,808, as compared with 18.6%, or $11,754, in the third quarter of fiscal 2002. The decrease in gross profit margin for the third quarter was due mainly to an unfavorable product mix partially offset by higher capacity utilization. For the nine months of fiscal 2003, gross profit margin was 18.8%, or $39,005, as compared with 18.6%, or $36,639, in the nine months of fiscal 2002. Higher capacity utilization was offset by a less favorable product mix and additional resources being focused at the manufacturing facilities as a result of the Company's November 15, 2001 restructuring program.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses of $10,390 were 15.4% of net sales in the third quarter of fiscal 2003 as compared with $11,131, or 17.6%, of net sales in the same period last year. The decrease in SG&A percentage was due to the increase in net sales somewhat offset by investments in marketing and research and development in the switch and sensor products business and professional services. For the nine-months ended November 30, 2002, SG&A expenses of $30,074 were 14.5% of net sales as compared with $32,059, or 16.3%, of net sales in fiscal 2002. The decrease in SG&A percentage was due to the increase in net sales offset by increased spending in marketing and research and development, higher variable compensation expense and professional services. The Company's year-to-date spending on its marketing and research and development spending related to the switch and sensor business in fiscal 2003 was approximately $2,500. The Company anticipates marketing and research and development spending related to the switch and sensor business to be approximately $3,700 for fiscal 2003.

Restructuring Expenses

On November 20, 2002, the Company announced it implemented a program to reduce overhead and improve efficiencies. The program involves restructuring MSC's manufacturing organization, including terminations of 14 salaried personnel. The Company recorded a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003. During the third quarter of fiscal 2002, the Company recorded a $1,385 restructuring charge related to a reorganization and cost reduction program that combined the Company's previous three continuing operations into a single business unit. Total cash paid related to the restructuring programs in the third quarter and nine months of fiscal 2003 was $102 and $475, respectively. The remaining restructuring reserve for this program and the program initiated in 2001 was $918 as of November 30, 2002.

Total Other (Income) and Expense, Net and Income Taxes

Total other expense, net was $1,142 in the third quarter of fiscal 2003 as compared with $66 in the third quarter of fiscal 2002. For the nine months ended November 30, 2002, total other expense, net was $2,801 compared to $469 in the prior year period. The variance was primarily due to interest expense not allocated to the Pinole Point Steel business in the third quarter. Equity in Results of Joint Ventures was flat with the prior year third quarter. For the nine months of fiscal 2003 and 2002, Equity in Results of Joint Ventures was a net loss of $1,120 and $1,014, respectively. The change in net loss was due to the increased ownership in Walbridge Coatings (the "Partnership") as a result of the Company purchasing LTV Corporation's ("LTV") interest in the first quarter. MSC's effective tax rate for continuing operations was 48.5% (benefit) for the third quarter of fiscal 2003 versus 61.5% (benefit) for the same period last year. For the nine months of fiscal 2003, the Company's effective income tax rate was 36.9% as compared with 27.8% in the nine months of fiscal 2002. The variance in the effective tax rate for both periods was due to tax credits and other permanent items relative to income before income taxes.

General

MSC serves the electrogalvanizing market through its 66.5% ownership interest in the Partnership. Under the terms of the Partnership agreements, all significant operating actions require the consent of the management committee. Bethlehem Steel Corporation ("BSC") continues to maintain a 33.5% ownership interest and has access to 63% of the available line time. MSC has the right to utilize available line time to the extent BSC does not order Partnership services. In the third quarter of fiscal 2003, MSC utilized 31% of the available line time. MSC and BSC are each represented by two members on the four-member management committee. The Company does not have a controlling voting interest in the Partnership and, accordingly, continues to account for the Partnership under the equity method. The Partnership term expires on December 31, 2004.

As previously reported, BSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 15, 2001. The Partnership is being treated as a critical vendor under BSC's proceedings. As of November 30, 2002, the Partnership had no BSC pre-petition receivables outstanding and $2,940 of BSC post-petition receivables outstanding. The BSC post-petition receivables are judged to be collectible in full and, therefore, no reserve was recorded as of November 30, 2002. Sales to BSC through the Partnership were $9,149 in the third quarter of fiscal 2003. BSC continues to participate in the Partnership and to furnish electrogalvanized coatings to the automotive industry. The Company believes that the Partnership's processing services are valuable to the BSC estate, however, there can be no assurance that the BSC bankruptcy will not result in further disruption of the business.

On December 15, 2001, a major fire destroyed an electrogalvanizing facility owned by DESCO, a joint venture between U.S. Steel Corporation and Rouge Steel Company. The DESCO facility resumed production in September 2002 and MSC anticipates that sales to U.S. Steel Corporation and Rouge Steel Company will be significantly less than in the first two quarters of fiscal 2003. For the third quarter of fiscal 2003, U.S. Steel Corporation and Rouge Steel Company utilized 3% of the Partnership's available line time compared with 31% in the first two fiscal quarters. Due to uncertainty in the economy and bankruptcies in the steel industry, no assurance can be made as to the Partnership's future production levels.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter ("VOM") air emissions and other permitting issues at its Elk Grove Village facility. The Company has filed a response and performed stack testing for one of its production lines under the supervision of the Illinois EPA. Those recent stack test results, when considered with stack test results from the facility's other production lines taken in the past, indicate the Company's Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company's VOM coating application volume on one of its production lines is in excess of the permit limit. To address that issue, the Company has filed a permit modification request to reflect the current VOM application rates on the facility's production lines, which the Illinois EPA recently granted. The Illinois EPA has indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation may require referral to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company.

The Company believes that the ultimate outcome of its environmental legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations, given the reserves recorded as of November 30, 2002 and, where applicable, taking into account contributions from other PRPs. However, there can be no assurance that the Company's environmental legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors.

The Company is also party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company's entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

RESULTS OF DISCONTINUED OPERATIONS

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of liquidating the remaining assets and liabilities of the business. As of November 30, 2002, the Company has received $51,243 related to the disposition and liquidation of the business, consisting of $31,221 of sale proceeds from Grupo IMSA S.A. de C.V. and $20,022 from liquidating the Pinole Point Steel operations. In addition, as of November 30, 2002, there is $13,597 in net assets remaining to be liquidated. The net assets consist primarily of the expected tax refund due to a loss carryback offsetting a portion of the gain on sale of its Specialty Films business in the prior year. The remaining net assets include accounts receivable, offset, in part, by severance expenses and other liabilities not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business.

As of February 28, 2002, the Company recorded a provision for loss on discontinued operation, net of income taxes, of $53,287. The loss on discontinued operation, net of income taxes, included the allocation of consolidated interest expense of $5,391 incurred from September 1, 2001 through May 31, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel's subsequent cash flow. During the first quarter of fiscal 2003, the Company recorded an adjustment on sale of discontinued operation, net of income taxes, of $3,683 to reduce the previously provided loss on discontinued operation. The adjustment consisted of a reduction for estimated operating losses of $1,247 due to higher plant utilization and customers' willingness to accelerate product deliveries prior to the closing of the transaction. In addition, MSC recorded a favorable change in the estimated proceeds of the sale of $2,436. During the second quarter of fiscal 2003, the Company recorded an additional loss on sale of discontinued operation, net of income taxes, of $610 related to increases in previously estimated bad debt expense and product claims expense, and employee expenses related to the collection of accounts receivable and settlement of certain retained liabilities. During the third quarter of fiscal 2003, the Company recorded an additional loss on sale of discontinued operation, net of income taxes, of $145 related to increases in previously estimated workers compensation expense, product claims expense and bad debt expense.

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

During the third quarter of fiscal 2003, MSC generated $9,009 of cash from operating activities as compared with utilizing $26,852 in the third quarter last year. The change in cash generation for the third quarter was primarily due to higher accounts payable and accrued expenses as well as the payment of income taxes related to the gain on the sale of Specialty Films in the third quarter of fiscal 2002. For the nine months ended November 30, 2002, the Company generated $33,944 of cash as compared with utilizing $24,235 in the same period last year. The change in cash generation was due to higher net income and cash generated from liquidating the Pinole Point Steel business, offset in part by the previously mentioned tax payment.

In the third quarter and nine months of fiscal 2003, MSC invested $1,131 and $3,679 in capital improvement projects, respectively, compared to $1,135 and $3,355 in the same periods last year, respectively. There was no capital spending related to discontinued operations for the third quarter of fiscal 2003 and $179 of capital spending for discontinued operations for the third quarter of fiscal 2002. Capital spending related to discontinued operations for the nine months of fiscal 2003 and 2002 was $176 and $2,840, respectively. Investments in joint ventures were $108 in the third quarter of fiscal 2003, compared with $28 during the same period last fiscal year. For the year-to-date period, investments in joint ventures were $3,562, which relates to the Company's purchase of LTV's ownership interest in the Partnership in the first quarter of fiscal 2003 compared to investments of $9 during the same period last fiscal year. There were no investments in joint ventures related to discontinued operations in the third quarter of fiscal 2003 and 2002. There were no investments in joint ventures related to discontinued operations for the nine months of fiscal 2003 compared with $5,114 in the nine months of fiscal 2002 due to the investment in the joint venture with Bekaert Corporation prior to the disposition of the Company's Specialty Films segment.

MSC's total debt decreased to $55,665 as of November 30, 2002 from $105,262 as of February 28, 2002. The Company made principal debt payments of $13,421 and interest payments of $3,594 on May 31, 2002 related to the 1998 Senior Notes and the 1997 Senior Notes. In addition, on July 31, 2002, the Company made a debt payment of $39,852 to the holders of the 1997 Senior Notes. The debt payment consisted of principal of $35,714, interest of $420 and a contractual prepayment penalty of $3,718 (pretax basis). The extraordinary loss on early retirement of debt, net of income taxes, includes the prepayment penalty of $2,257 and a $131 write-off of debt issuance costs. On December 2, 2002, the Company made interest payments of $1,870 for interest accrued from June 1, 2002 to November 30, 2002 related to the 1998 Senior Notes.

During the third quarter of fiscal 2003, a $28 commercial letter of credit expired. The Company's outstanding letters of credit continue to be cash collateralized as of November 30, 2002. Other than $2,630 that was classified as restricted cash in the consolidated balance sheets, there are no other restrictions on the Company's use of its cash and cash equivalents under the Company's line of credit facility at times when no borrowings are outstanding. The line of credit is secured by accounts receivable of the Company.

On June 3, 2002, the Company made a minimum annual royalty payment of $417 for amounts accrued from January 31, 2002 through May 31, 2002 related to the license agreement with TouchSensor Technologies, LLC ("TST"). On September 3, 2002, the Company paid a second minimum annual royalty payment of $250 for amounts accrued from June 1, 2002 through August 31, 2002. On December 2, 2002, the Company paid a third minimum annual royalty payment of $250 for amounts accrued from September 1, 2002 through November 30, 2002.

On June 22, 2000, MSC's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. In the third quarter of fiscal 2001, the Company suspended the program after having purchased 709,381 shares.

On March 1, 2002, the Company purchased 13,593 of its shares from certain employees based on the closing price on February 28, 2002 in connection with the vesting of shares granted under the Company's 1999 Long-Term Incentive/Leverage Stock Awards Program ("1999 Program"). The Compensation Committee of the Board of Directors approved the share repurchase under the provisions of the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees to cover a portion of the participants' tax withholding liability for the vesting of these shares under the 1999 Program.

On June 20, 2002, the Company resumed the previously approved repurchase program and by August 31, 2002, the Company had completed this share repurchase program by purchasing the remaining 290,619 shares with an average purchase price of $14.89 per share. On June 20, 2002, MSC's Board of Directors also authorized a new program to repurchase up to an additional 500,000 shares of the Company's common stock. The repurchase of 500,000 shares was complete at August 31, 2002 with an average purchase price of $14.50 per share. No further share repurchases have been approved by the Company's Board of Directors.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. The Company completed its initial impairment assessment as of August 31, 2002 as required under the impairment requirements of SFAS No. 142 and no impairment was deemed necessary. MSC will complete the required annual impairment assessment in the fourth quarter of fiscal 2003.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets and concentrations of credit risks. Details regarding the Company's use of these policies and the related estimates are described in MSC's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 filed with the Securities and Exchange Commission. There have been no material changes to the Company's critical accounting policies that impacted MSC's financial condition or results of operations in the third quarter of fiscal 2003 or the nine months of fiscal 2003.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements contained in this report, including, without limitation, the estimated loss and estimated proceeds from the disposition of discontinued operation set forth in the financial statements, are forward-looking, based on current expectations, forecasts and assumptions. MSC cautions the reader that the following factors could cause MSC's actual outcomes and results to differ materially from those stated or implied in the forward-looking statements: the risk of the successful development, introduction and marketing of new products and technologies, including products based on the touch-sensory technology we have licensed from TouchSensor Technologies, LLC; competitive factors; changes in the business environment, including the transportation, building and construction, electronics and durable goods industries; the ability of the Company to successfully implement its reorganization plans and to achieve the benefits the Company expects from such plans; final realization of proceeds on the sale of Pinole Point Steel; changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974); continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates; the stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company's products; impact of changes in the overall economy; increases in the prices of raw and other material inputs used by the Company; the loss, or changes in the operations, financial condition or results of operation of one or more significant customers of the Company; environmental risks, costs and penalties associated with the Company's past and present manufacturing operations, including any risks, costs and penalties arising out of an enforcement action by the Illinois EPA and Attorney General related to the Company's Elk Grove Village facility; risks associated with the termination of the Partnership in December 2004 or the termination of the joint venture partnership with Tekno in December 2003; facility utilization and product mix at Walbridge Coatings; acts of war or terrorism; and the other factors identified in Part II, Item 7 of the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been a material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the year ended February 28, 2002.

On July 31, 2002, the Company made a debt payment of $39,852 to the holders of the 1997 Senior Notes. The debt payment consisted of principal of $35,714, interest of $420 and a contractual prepayment penalty of $3,718 (pretax basis). The table below provides information about the Company's remaining outstanding debt that is sensitive to changes in interest rates.

As of November 30, 2002, the fair value of the Company's debt was $49,278.

(Dollars in Thousands)
                                             Expected Maturity Date (Fiscal Year)
                     -------------------------------------------------------------------------------------
                                                                                                  Fair
                      2003*        2004     2005      2006      2007     Thereafter    Total      Value
                      -----        ----     ----      ----      ----     ----------    -----      ------
    Total Debt:
    -----------
Fixed Rate:
  Principal Amount    $ 6,902   $11,559   $ 6,278    $ 6,278    $ 6,278     $25,110     $62,405   $49,278
  Average Interest
  Rate                    7.2%      6.8%      6.8%       6.8%       6.8%        6.8%        6.8%
Variable Rate:
  Principal Amount    $     -   $     -   $     -    $     -    $     -     $     -     $     -   $     -
  Average Interest
  Rate                    N/A       N/A       N/A        N/A        N/A         N/A         N/A

* During the nine months ended November 30, 2002, the Company paid $6,740 of the 2003 principal amount.

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

                     For the Quarter Ended November 30, 2002

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits. Reference is made to the attached Index to
                   Exhibits.

               (b) Reports on Form 8-K. On October 3, 2002, the Company filed a
                   Current Report on Form 8-K, pursuant to Items 7 and 9, to file a copy of a presentation to investors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 8th day of January 2003.

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

Dated:  January 8, 2003               By:  /s/ Gerald G. Nadig
                                           -------------------------------------
                                                 Gerald G. Nadig
                                                 Chairman, President
                                                 and Chief Executive Officer

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

Dated:  January 8, 2003                  By:  /s/ James J. Waclawik, Sr.
                                             --------------------------------
                                                James J. Waclawik, Sr.
                                                Vice President,
                                                Chief Financial Officer
                                                and Secretary

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