Form 10-K
period 2003-02-28
MATERIAL SCIENCES CORP
filed 2003-05-15
CIK 755003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: February 28, 2003 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 1-8803

MATERIAL SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2673173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 East Pratt Boulevard, Elk Grove Village, Illinois	60007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847-439-8270

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.02 par value (including Preferred Stock Purchase Rights)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes         X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes         X         No

The aggregate market value of the voting stock of the registrant held by shareowners of the registrant (not including any voting stock owned by directors or executive officers of the registrant (such exclusion shall not be deemed an admission that any such person is an affiliate of the registrant)) was approximately $160,900,782 as of August 30, 2002, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

As of April 28, 2003, the registrant had outstanding an aggregate of 14,144,517 of its Common Stock.

Document Incorporated by Reference

Portions of the following document are incorporated herein by reference into the indicated part of this Form 10-K:

Document	Part of Form 10-K into which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on June 26, 2003	Part III

PART I

Item 1. Business

Overview

Material Sciences Corporation (unless otherwise indicated by the context, including its subsidiaries, “MSC” or “Company”) designs, manufactures and markets material-based solutions. The Company is organized under two business segments – MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). The Company is re-evaluating the strategic position, growth and Economic Value Added (“EVA®”) potential of portions of its business. Depending on available options, the Company may decide to invest or disinvest with the objective of creating additional value for shareowners. In fiscal 2001, MSC operated under four segments: Coated Products and Services; Engineered Materials; Specialty Films; and Pinole Point Steel. The Specialty Films segment was sold on June 29, 2001, and the Pinole Point Steel business was sold on May 31, 2002. Both of these segments have been reported as discontinued operations since August 31, 2001. In November 2001, the Company announced a reorganization and new operating structure whereby the previous business units and management structures were eliminated, resulting in one reportable segment, EMS. In fiscal 2003, the Company significantly increased its investment in field-effect technology for sensors, switches, displays and interface solutions in the consumer electronics and transportation markets. This business is now operating as a separate business segment, EMD. For more information concerning the Company’s operating results by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 13–24, and Note 15 of the Notes to the Consolidated Financial Statements entitled “Business Segments,” on page 49).

EMS, which represented 99.9% of the Company’s fiscal 2003 net sales, focuses on providing material-based solutions for electronic, acoustical/thermal and coated metal applications. The electronic material-based solutions include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems and enhance performance. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and thermal energy. The coated metal material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. The electronic and acoustical/thermal products are primarily manufactured and marketed as EMS’s own products. With coated metal applications, EMS generally acts as a “toll coater” by processing its customers’ metal for a fee, without taking ownership of the metal.

EMD’s primary focus to date is commercializing the technology licensed from TouchSensor Technologies, LLC (“TST”). On January 31, 2002, the Company, in an effort to expand its electronic material-based solutions, entered into an exclusive license agreement with TST. This agreement provides EMD the right to manufacture, use and sell TST’s patented field-effect technology for sensors, switches, displays and interface solutions in the consumer electronics and transportation markets. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 13–24, and Note 14 of the Notes to the Consolidated Financial Statements entitled “Contractual Commitment” on page 48). In general, the exclusive license period ends on February 28, 2006, subject to the Company’s right to extend the exclusive license period in certain circumstances.

Headquartered near Chicago, the Company, through its subsidiaries Material Sciences Corporation, Engineered Materials and Solutions Group, Inc., (“EMS”), MSC Walbridge Coatings Inc. (“MSCWC”), MSC Laminates and Composites Inc. (“MSCLC”) and Material Sciences Corporation, Electronic Materials and Devices Group, Inc. (“EMD”), operates six manufacturing plants in the United States and Europe. EMS operates two facilities in Elk Grove Village, Illinois, one facility in Morrisville, Pennsylvania, one facility in Middletown, Ohio and one facility in Eisenach, Germany. MSCWC, a subsidiary of EMS, operates a facility in Walbridge, Ohio, that until May 7, 2003 was owned by a partnership (the “Partnership”) between MSCWC and a subsidiary of Bethlehem Steel Corporation (“BSC”). MSCLC has a 51% ownership interest in a joint-venture partnership in Brazil with Tekno S.A. (“Tekno”), formed in November 2000. EMD currently does not operate any manufacturing facilities, but instead obtains its products from a number of contract subassemblers.

Additional information concerning certain transactions and events is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 below.

MSC, a Delaware corporation, was founded in 1971 and has been a publicly traded company since 1984. The principal executive offices of the Company are located at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, and its telephone number is (847) 439-8270.

Available Information

MSC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on MSC’s website at www.matsci.com as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission.

MSC Engineered Materials and Solutions Group

EMS laminates, coats and electrogalvanizes various types of metal. EMS also manufactures composites typically consisting of steel or other metals in combination with polymers or other materials to achieve specific properties, such as noise and vibration reduction and thermal insulation, also known as electronic and acoustical/thermal materials. These products consist of functionally engineered materials that are designed to meet specific customer requirements. Products largely result from EMS’s research and development efforts and the proprietary equipment and processes designed and implemented by its engineering and manufacturing organizations. EMS supplies its electronic, acoustical/thermal and coated metal materials to a variety of markets both in the United States and internationally. The majority of these materials are used in the automotive, building and construction, electronics, lighting and appliance markets. The major products included in the electronic material-based solutions product group are computer hard disk drives, storage racks and electronic cabinets and boxes. The major products included in the acoustical/thermal material-based solutions product group are disc brake noise dampers and Quiet Steel® for automotive body panels, oil pans, valve covers, front engine covers and heat shields. The major products included in the coated metal material-based solutions product group are coil coated and electrogalvanized protective and decorative coatings for use as automotive body skins, metal building skins, appliance cabinets (refrigerators, freezers and other appliances), heating and ventilation applications, lighting fixtures and metal furniture.

Electronic Material-Based Solutions

NRGDampTM is EMS’s proprietary laminated metal used to manufacture disk drive covers to reduce vibrational noise and improve performance. Although hard drives are best known for storing data in computers, they are quickly being adopted for a number of other products such as set-top boxes, home servers, television receivers, audio/video juke boxes and digital video recorders. The need for vibration damping in data-storage applications also extends to storage racks and brackets.

Acoustical/Thermal Material-Based Solutions

The disc brake noise damper market developed as manufacturers moved to asbestos-free brake linings. The increased brake noise these linings produce can be virtually eliminated by the composite materials pioneered by EMS. The Company believes that EMS’s material is used in over 50% of the domestic disc brake noise dampers manufactured for the original equipment market and the aftermarket.

Quiet Steel is a multilayer composite consisting of various metals, coatings and other materials, typically consisting of metal outer skins surrounding a thin viscoelastic core material. Quiet Steel is engineered to meet a variety of needs. The Company believes that EMS is a leader in developing and manufacturing continuously processed coated materials that reduce noise and vibration and create thermal barriers. The automotive industry is currently the largest market for metal composites, which are being used to replace solid sheet metal parts, including body panels, oil pans, valve covers, front engine covers and heat shields. Quiet Steel is also being evaluated for use in wheel wells, floor pans and other internal components to help reduce road noise. Quiet Steel is also found in a number of other products, including lawn mower engines, appliances and air conditioners. Other uses are under evaluation. EMS produces Quiet Steel at both its Elk Grove Village, Illinois location and at the Walbridge Coatings location in Ohio.

Coated Metal Material-Based Solutions

The Company believes that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. This continuous, roll-to-roll, highly automated, high-speed process applies coatings to coiled metal of varying widths and thicknesses. In the process, sheet metal is unwound from a coil, cleaned, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers that fabricate the coated metal into finished products that are sold into a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. Through techniques such as printing, embossing and striping, special finishing effects can also be created. The finished product (i.e., prepainted or coil coated metal) is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. EMS generally acts as a “toll coater” by processing coils for steel mills or their customers, without taking ownership of the metal. EMS charges by weight or surface area processed.

EMS’s coil coated products are used by manufacturers in building products, appliances, heating and air conditioning, lighting, automotive and other products. EMS’s strategy in coil coating has been to produce high-volume, competitively coated products at low cost, as well as to identify, develop and produce specialty niche products meeting specific customer requirements.

Coil coating technology reduces the environmental impact of painting and reduces manufacturers’ energy needs. In coil coating processes, over 98% of the coating material is applied, in contrast with the significant waste from “overspray” typical in post-fabrication painting. The energy required to cure coil coated metal is substantially less than that required by other coating methods. These savings are achieved because of high-speed material processing and because 90% to 95% of the coatings’ volatile organic compounds are recycled back into the curing ovens and/or used as fuel.

Manufacturers that use prepainted materials can eliminate or significantly reduce on-site post- fabrication paint lines and the associated costs of compliance with complex environmental and other regulations. Prepainted materials facilitate the adoption of just-in-time and continuous process manufacturing techniques that can result in improvements to work-in-process inventory, plant utilization and productivity. Since prepainted metal is cleaned, treated and painted while flat, the result is a more uniform and higher quality finished part than can be achieved by even the best post-fabrication painting operation. There are no hidden areas where paint is difficult to reach and where corrosion can begin after the product has been marketed. As a result, companies using prepainted material generally benefit from lower manufacturing costs and improved product quality. Use of prepainted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing.

The Partnership has primarily served the automotive market by electrogalvanizing steel coils. On May 7, 2003, MSCWC purchased the remaining 33.5% ownership interest in the Partnership and, as of that date, has a 100% controlling interest in the Partnership’s electrogalvanizing facility in Walbridge, Ohio (see Note 17 of the Notes to the Consolidated Financial Statements entitled “Subsequent Events,” on pages 50 and 51). Electrogalvanized steel (“EG”) is the primary corrosion-resistant steel product used to manufacture automobile and light-truck body skins. Domestic demand for EG began in 1985, and the Company believes that it will continue to serve the automotive market through its own marketing efforts (including Quiet Steel) and through tolling agreements. However, the use of automotive quality hot-dip galvanized steel has been introduced by the steel industry and continues to make inroads into the EG market. The Company is unable to determine the effect, if any, on the market resulting from the existence of excess capacity, the entrance of additional capacity, changes in galvanizing technology or the substitution of other materials.

MSCWC electrogalvanizes zinc and zinc-alloy coatings and applies organic coatings onto sheet metal in coil form. MSCWC offers a full complement of pure zinc and zinc-nickel plated products with or without organic coatings or top coats that offer corrosion, forming or cosmetic advantages over competitive products, such as plastic and hot-dip galvanized, to the automotive as well as other markets. Demand for coatings over the electrogalvanized plating has increased due to greater corrosion expectations for steel products and enhanced cosmetic requirements. The MSCWC facility is the only facility in North America capable of meeting, in a single pass through its line, the demand for this full complement of products. During fiscal 2001, laminating capability was added to the facility in order to produce Quiet Steel for acoustical/thermal applications.

From July 23, 1999 to May 13, 2002, a subsidiary of the LTV Steel Company, Inc. (“LTV”) owned a 16.5% equity interest in the Partnership, providing LTV with access to 33% of the facilities available line time. A subsidiary of BSC owned 33.5% and MSCWC owned 50% of the Partnership during this period. On December 29, 2000, LTV commenced bankruptcy proceedings and on May 13, 2002, the Company acquired all the LTV interests in the Partnership (“LTV Transaction”). There were no sales to LTV through the Partnership in fiscal 2003.

On October 15, 2001, BSC also commenced bankruptcy proceedings. On May 7, 2003, International Steel Group Inc. (“ISG”) purchased substantially all of BSC’s assets, including BSC’s 33.5% interest in the Partnership, and the Company purchased this Partnership interest from ISG (collectively, the “ISG Transactions”). As a result of the ISG transactions, the Company has a 100% controlling interest in the Partnership interests and will consolidate the results of operations of the MSCWC facility on a prospective basis. In connection with the purchase, MSCWC entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG until December 31, 2004, and ISG assumed all amounts payable by BSC to the Partnership. Through the expiration of the tolling agreement, ISG has priority production rights for up to 25% of the available line time at the MSCWC facility. The EG products processed by MSCWC for ISG are expected to be sold primarily to the automotive industry.

On December 15, 2001, a major fire destroyed an electrogalvanizing facility owned by the Double Eagle Steel Coating Company (“DESCO”), a joint venture between U.S. Steel Corporation and Rouge Steel Company. The Partnership serviced both U.S. Steel Corporation and Rouge Steel Company, in addition to BSC, ISPAT Inland Inc. and other customers with EG and other services in fiscal 2002 and 2003. The DESCO facility resumed production in September 2002, and EMS does not expect to continue to supply U.S. Steel Corporation’s and Rouge Steel Company’s long-term requirements. For fiscal 2003, EG sales to U.S. Steel Corporation and Rouge Steel Company was a total of $7.4 million ($4,235 through the Partnership and $3,140 direct from the Company) and they utilized 8% of the Partnership’s available line time. In addition, the Company expects that MSCWC’s sales to ISG for fiscal 2004 will not be as great as the Partnership’s fiscal 2003 sales to BSC ($37.4 million). Based upon the loss of DESCO’s business, the expected decline in ISG’s utilization of the facility, partially offset by increased production of Quiet Steel, the Company anticipates that the MSCWC facility will operate at approximately 60% of capacity for the next six to twelve months. MSCWC’s current and future production levels, however, are dependent, in large part, upon economic conditions in the industries that use EG and other coated sheet steel products, including the automotive and appliance industries.

ISG and the other mills utilizing the MSCWC facility are major suppliers of sheet steel to the United States automobile industry. The orders for MSCWC’s toll coating services are primarily and independently generated by ISG and MSC for their respective customers. Partnership sales to non-partners prior to the LTV Transaction were $6.1 million from March 1, 2002 to May 13, 2002. Subsequent to May 13, 2002, MSC sold $16.8 million of EG services directly to non-partner customers. For reporting periods ending on or before the date of the ISG Transactions, EMS’s net sales for electrogalvanizing primarily consisted of various fees charged to the Partnership for operating the facility. Net sales to the Partnership represented 20%, 21% and 20% of MSC’s net sales in fiscal 2003, 2002 and 2001, respectively. The fees consisted of a variable portion, based on the production volumes and product mix, and a fixed portion, including taxes, rent, insurance and the fixed portion of electricity. The overall profitability to EMS depended on MSCWC’s processing skill and efficiency. MSCWC’s pricing of services to ISG is contractually fixed, while pricing of services to other customers is market driven.

MSC Electronic Materials and Devices Group

EMD is now offering the transportation and consumer electronics markets the world’s only field-effect sensor that may be implemented as a 5-volt, digital, stand-alone, software-free switch, recognized by Underwriter Laboratories, Inc. Products using the switch/sensor include interface control panels for high-definition televisions, and fluid-level sensing devices for recreational vehicles and marine markets. The switch/sensor operates by generating an electronic field above and below the substrate that covers it – typically glass or plastic. When the field is disrupted, the switch/sensor is triggered. Since the switch/sensor has adjustable sensitivity levels, it can be fine-tuned to meet the requirements of each application. Because the switch/sensor is solid-state with no moving parts and the switch/sensor is mounted entirely behind the glass or plastic, it is protected from environmental conditions and operating abuse that often damages ordinary mechanical or membrane switch/sensors. These switch/sensors can be integrated into new or current user interfaces, reducing time-to-market and developmental costs. Since this technology also can be configured to detect non-human machine and material movements, EMD also is developing product solutions for proximity and displacement sensing and fluid-level sensing applications.

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of liquidating the remaining assets and liabilities of the business. As of February 28, 2003, the Company has received $47.8 million related to the disposition and liquidation of the business, consisting of $31.2 million of sale proceeds from Grupo IMSA S.A. de C.V. and $16.6 million from liquidating the Pinole Point Steel operations. In addition, as of February 28, 2003, there is $16.0 million in net assets remaining to be liquidated. The net assets consist primarily of the expected tax refund due to a loss carryback offsetting a portion of the gain on sale of its Specialty Films business in fiscal 2002. The remaining net assets include accounts receivable, offset, in part, by severance expenses and other liabilities not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets and operating results of the business.

Competition

The market for electronic (both EMS and EMD) and acoustical/thermal material-based solutions is competitive, both domestically and internationally. There are competitors in each product market served by the Company, some of which have greater resources than the Company. The Company believes, however, that its technology, product development capability, technical support and customer service place it in a strong competitive position in these markets.

The coated metal material-based solutions process competes with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping and brushing. The Company expects that, although there can be no assurance in this regard, the market penetration of coated metal (coil coating) will increase as a result of more stringent environmental regulation and the energy efficiency, quality and cost advantages provided by prepainted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations. The Company believes it is one of the largest coil coaters, with approximately 10% of the total tons processed in the United States in calendar 2002. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of quality, price, customer service, technical support and product development capability.

Competition in the production and sale of EG steel for the automotive industry comes from other steel companies that, either directly or through joint ventures, produce EG steel on seven manufacturing lines in the United States. Limited quantities of EG steel also are imported into the United States from foreign steel suppliers. The Company believes that the Walbridge facility is well-positioned to serve the current and expected end-users of EG steel, however, the use of automotive quality hot-dip galvanized steel has been introduced by the steel industry and continues to make inroads into the EG market. The Company is unable to determine the effect, if any, on the market resulting from the existence of excess capacity, the entrance of additional capacity, changes in galvanizing technology or the substitution of other materials.

International

The Company believes that significant opportunities exist internationally, particularly for the Company’s computer hard disk drive materials, disc brake noise dampers and Quiet Steel products. As a percentage of net sales, direct export sales represented 8%, 15% and 11% in fiscal 2003, 2002 and 2001, respectively.

The Company has certain distribution agreements and licensing and royalty agreements with agents and companies in Europe, Latin America and the Far East that cover computer hard disk drive covers, disc brake noise dampers, Quiet Steel, lighting products and electronic materials. These agreements provide the Company with opportunities for market expansion in those geographic areas.

The Company is pursuing a variety of other business relationships, including direct sales, distribution agreements, licensing, acquisitions and other forms of partnering to increase its international sales and expand its international presence.

Marketing and Sales

The Company markets its electronic (both EMS and EMD), acoustical/thermal and coated metal products, services and technologies primarily through its in-house sales and marketing organization and also through independent distributors, agents and licensees. The Company focuses its sales efforts on manufacturers, but also sells to steel mills and their intermediaries, metal service centers and metal brokers. In fiscal 2003, BSC was the primary marketing partner for EG steel. ISG is requesting to continue to market EG steel processed by MSCWC under a tolling agreement. EMS itself markets EG and other products (including Quiet Steel) using the MSCWC production rights to 75% of the available line time at the MSCWC facility. EMS has the right to utilize available line time to the extent that ISG does not provide firm orders for EMS services. In fiscal 2003, EMS utilized 34% of the total available line time and BSC utilized 49%.

All of the Company’s selling activities are supported by technical service departments that aid the customer in the choice of available materials and their use in the customer’s manufacturing process.

The Company estimates that customers in the building products market were the end-users for approximately 18%, 22% and 22% of MSC’s net sales in fiscal 2003, 2002 and 2001, respectively. The Company also estimates that the original equipment and aftermarket segment of the transportation industry were the end-users for approximately 51%, 48% and 51% of MSC’s net sales in fiscal 2003, 2002 and 2001, respectively. Due to concentration in the automotive industry, the Company believes that sales to individual automotive companies, including indirect sales, are significant. However, no individual customer (other than the Partnership) accounted for more than 10% of the Company’s consolidated net sales in fiscal 2003, 2002 and 2001.

The Company’s backlog of orders as of February 28, 2003, was approximately $23.0 million, all of which is expected to be filled during the remainder of the current fiscal year. The Company’s backlog was approximately $22.6 million as of February 28, 2002.

MSC is generally not dependent on any one source for raw materials or purchased components essential to its business for which an alternative source is not readily available, and it is believed that such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

MSC believes that its business, in the aggregate, is not seasonal. Some of its products, such as materials used for building products and swimming pools, however, sell more heavily in some seasons than others.

Environmental Matters

The Company believes it operates its facilities and conducts its business, in all material respects, in accordance with all environmental laws presently applicable to its facilities. The Company spent approximately $2.9 million in fiscal 2003, and has budgeted approximately $3.2 million for fiscal 2004, for maintenance or installation of environmental controls at its facilities. For additional information regarding the Company’s environmental matters, see “Legal Proceedings” on pages 10 and 11 and Note 4 of the Notes to the Consolidated Financial Statements entitled “Contingencies”, on pages 38 and 39.

Research and Development

Management estimates that it spent approximately $3.9 million in fiscal 2003, $6.1 million in fiscal 2002 and $6.3 million in fiscal 2001 for product and process development activities.

While the Company considers its various patents, licenses and trademarks to be important, it does not believe that the loss of any individual patent, license or trademark would have a material adverse effect upon its business as a whole. However, the loss of EMD’s license with TST would have a material adverse effect on EMD’s business and operating results. EMD represented less than 1% of the Company’s net sales in fiscal 2003.

Employees

As of February 28, 2003, the Company had 740 full-time employees. Of these, approximately 503 were engaged in manufacturing, 58 in marketing and sales, 167 in administrative and clerical positions and 12 in process and product development.

The employees at the Walbridge, Ohio and the Eisenach, Germany facilities are not represented by a union. Hourly manufacturing employees at Elk Grove Village, Illinois; Morrisville, Pennsylvania; and Middletown, Ohio are covered by separate union contracts expiring in February 2007, November 2005 and May 2007, respectively.

Executive Officers to the Registrant

The executive officers of the Company as of April 28, 2003, are as follows:

Name	Age	Position(s) Held

Michael J. Callahan	64

President and Chief Executive Officer, MSC since April 2003 and a director of MSC since 1999. Prior to joining the Company, Mr. Callahan was a business consultant from 1999 to 2003. Mr. Callahan served as Executive Vice President and Chief Financial Officer of FMC Corporation from 1994 to 1999.

James J. Waclawik, Sr.	44	Vice President, Chief Financial Officer and Secretary, MSC since October 1996.

Name	Age	Position(s) Held

Frank J. Lazowski, Jr.	63	Senior Vice President, Human Resources, MSC since March 1999; and Vice President, Human Resources, MSC from July 1991 to March 1999.

David J. DeNeve	34

Assistant Secretary, MSC and Vice President, Finance, EMS since November 2001; from Vice President and Controller, MSC from March 2001 to November 2001; and Controller, MSC from October 1996 to March 2001.

Robert J. Mataya	60	Vice President, Business Planning and Development, MSC since July 1991.

Ronald L. Millar, Jr.	52	President, EMS since November 2001; and Group Vice President and General Manager, MSCLC from November 1995 to November 2001.

James W. Carlen	50	Vice President, Sales, EMS since November 2001; and Vice President, Sales, MSCLC from December 1997 to November 2001.

John M. Klepper	56

Vice President, Human Resources, EMS since November 2001; and Director of Corporate Human Resources, MSC from March 2000 to November 2001. Prior to joining the Company, Mr. Klepper was Vice President, Human Resources for Fluid Management, Inc. since 1997.

Clifford D. Nastas	40

Vice President, Marketing, EMS since November 2001; and Vice President, Marketing, MSCLC from January 2001 to November 2001. Prior to joining the Company, Mr. Nastas was Global Automotive Business Director for Honeywell International Inc. since 1995.

Andrew G. Blake	45

President, EMD since July 2002. Prior to joining the Company, Mr. Blake was a Management Consultant for MSC since 1999; President for Innovative Manufacturing Solutions Corporation since 1998; and President and CEO for Exton Corporation since 1997.

John J. Glazier, Jr.	41

Vice President Administration and Finance, EMD since July 2002; Director Corporate Procurement, from April 2000 to July 2002; and Plant Manager, Pre Finish Metals (EGV) Inc. from September 1996 to April 2000.

Gayle L. Schaeffer	45	Vice President Consumer Electronics, EMD since February 2003. Prior to joining the Company, Ms. Schaeffer was Vice President, Marketing for Elo TouchSystems, Inc. since 1997.

Item 2. Properties

The Company owns or leases facilities with an aggregate of approximately 1,373,000 square feet of space. In addition to the principal physical properties used by the Company in its manufacturing operations as summarized in the table below, the Company leases insignificant sales and administrative offices pursuant to short-term leases. The Company considers all of its principal facilities to be in good operating condition and sufficient to meet the Company’s near-term operating requirements.

Location	Approximate Area in Square Feet	Lease Expiration (or Ownership)		Primary Business Segment Served	Description

Elk Grove Village, llinois Plant No. 1	58,000	Owner		EMS	Coil Coating Facility (Currently Idle)

Elk Grove Village, Illinois Plant No. 2	223,000	Owner		EMS	Laminating and Coil Coating Facility

Elk Grove Village, Illinois Plant No. 3	312,000	Owner		EMS	Coil Coating Facility

Morrisville, Pennsylvania	121,000	Owner		EMS	Coil Coating Facility

Middletown, Ohio	170,000	Owner		EMS	Coil Coating Facility

Walbridge, Ohio	465,000	June 2008	(1)	EMS	Electrogalvanizing, Laminating and Coil Coating Facility

Eisenach, Germany	11,000	Owner		EMS	Stamping and Testing Facility

(1)	This facility is held under a capital lease until June 30, 2003. The Company has extended the lease for five years until June 30, 2008 and this extension period will be treated as an operating lease. The lease may be further extended in five year increments, at the option of the Company, through June 30, 2023. From April 1, 1986 to May 7, 2003, this facility was subleased to the Partnership (see Note 6 of the Notes to the Consolidated Financial Statements entitled “Leases,” on pages 40 and 41).

Item 3. Legal Proceedings

Environmental Matters

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceedings relate to the Company’s involvement in Superfund sites in Kingsbury and Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) for the surface, soil and ground water contamination at these sites.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of its remediation work at the Kingsbury site. The participating PRPs account for approximately 75% of the waste volume sent to this site. In December 2001, the PRPs established and funded a trust that has contracted with a remediation contractor to undertake all foreseeable activities necessary to achieve cleanup of the site pursuant to the decree. The trust has purchased an annuity that will pay the remediation contractor the anticipated expenses and oversight costs, including the purchase of stop-loss insurance coverage to reimburse the trust in the event of unforeseen cleanup expenses. The Company contributed $2.0 million to the trust in December 2001, with no impact to income (loss) before income taxes, and expects that this payment will conclude its financial obligations with respect to the Kingsbury site. The Company also expects that it will receive its pro rata share of the funds remaining in the site’s group litigation account. In addition, the trust is receiving periodic payments by a non-participating PRP equal to such PRP’s share of the trust’s ongoing remediation expenses, and the Company will receive credits in the amount of its pro rata share of such periodic payments. The Company has not recorded any amounts for such potential recoveries. Moreover, should site closure be achieved ahead of schedule, the Company will be entitled to receive its pro rata share of the computed value of the annuity less a 25% early closure incentive bonus payable to the remediation contractor.

The United States District Court for the Northern District of Indiana also has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The estimate of the Company’s liability for this site is $0.9 million to $1.1 million. This work has begun, and MSC has maintained a letter of credit for approximately $1.2 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1.1 million to $1.8 million. The Company’s environmental reserves were approximately $1.3 million as of February 28, 2003.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to VOM air emissions and other permitting issues at its Elk Grove Village facility. The Company has filed a response and performed stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those recent stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicate the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line is in excess of the permit limit. To address that issue, the Company has filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA recently granted. The Illinois EPA has indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation may require referral to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company.

The Company believes that the ultimate outcome of its environmental legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of February 28, 2003 and, where applicable, taking into account contributions from other PRPs. However, there can be no assurance that the Company’s environmental legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors.

Other Matters

The Company is also party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

On May 26, 2000, a settlement agreement was executed regarding a class action lawsuit related to accounting irregularities announced in April 1997. The plaintiff claimed that the Company and certain of its current and former officers violated the federal securities laws and were aware of, or recklessly disregarded, material misstatements that were made in MSC’s publicly filed financial reports. The Court entered an order preliminarily approving the agreement on May 31, 2000 and ordered that the class be advised of the proposed settlement. On August 1, 2000, the class members were afforded the opportunity to present any objections at a fairness hearing, at which time the settlement was approved with no objections, and the case was dismissed. The costs of the settlement and related legal fees were covered under the Company’s insurance policies, net of retention and were expensed in fiscal 1998.

Item 4. Submission of Matters to a Vote of Security Owners

There were no matters submitted to the Company’s shareowners during the fourth quarter of fiscal 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareowner Matters

The Company’s common stock, $.02 par value, is listed on the New York Stock Exchange under the symbol “MSC.” The table below sets forth, by fiscal quarter, the high and low sales prices of the Company’s common stock during its past two fiscal years.

Fiscal Year	Fiscal Quarter	High	Low

2003	1st	$12.3000	$9.9700
	2nd	15.6500	12.4000
	3rd	14.1200	9.6300
	4th	14.9400	10.2600

Fiscal Year	Fiscal Quarter	High	Low

2002	1st	$9.0000	$6.7000
	2nd	10.9600	8.0800
	3rd	10.2200	7.9000
	4th	10.5000	9.4000

There were 826 shareowners of record of the Company’s common stock at the close of business on April 28, 2003.

On April 22, 2003, the Company announced that the Board of Directors voted to terminate the Company’s shareholder rights agreement. The agreement will be terminated by redeeming all of the outstanding rights at a price of $0.01 per right, payable in cash. There is currently one right attached to each outstanding share of common stock. The redemption payment will be mailed on or about May 16, 2003 to shareowners of record on April 28, 2003. As a result of the redemption, the rights cannot become exercisable, and the shareholder rights agreement will be terminated (see Note 17 of the Notes to the Consolidated Financial Statements entitled “Subsequent Events,” on pages 50 and 51).

MSC has not paid cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company’s business. If business circumstances should change, the Board of Directors may declare and instruct the Company to pay dividends. However, the Company’s ability to pay dividends on its common stock is limited by certain covenants contained in the Company’s credit and Senior Note agreements (see Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness” on pages 39 and 40).

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K in order to fully understand factors that may affect the comparability of the financial data below.

(Dollars and number of shares in thousands, except per share data)	Fiscal Year

	2003		2002	2001		2000		1999

Income Statement Data
Net Sales	$266,818		$250,506	$273,860		$278,669		$257,218
Income (Loss) from Continuing Operations Before Income Taxes	2,222		(7,621)	10,415		21,380		19,716
Net Income (Loss)(1)	1,494		(25,083)	(684)		16,715		7,947
Diluted Net Income (Loss) Per Share	$0.11		$(1.79)	$(0.05)		$1.10		$0.52

Balance Sheet Data
Working Capital	$63,398		$115,463	$162,735		$163,378		$164,614
Net Property, Plant and Equipment	93,188		102,915	118,464		124,922		131,398
Total Assets	237,809		299,474	345,539		350,564		353,007
Total Debt	55,503		105,262	137,465		120,667		138,117
Shareowners' Equity	121,887		128,624	149,736		158,982		149,338
Average Capital Employed	205,638		260,544	283,425		283,552		305,409

Cash Flow Data
Depreciation and Amortization	$16,397		$17,826	$17,064		$16,803		$17,066
EBITDA(2)	21,059		9,079	28,305		38,913		38,943
Net Cash Provided by (Used in) Operating Activities	33,622		(25,510)	12,450		47,730		70,473
Capital Expenditures	6,259		5,289	9,710		9,763		11,602
Free Cash Flow(3)	27,363		(30,799)	2,740		37,967		58,871

Financial Ratios
Gross Profit as a % of Net Sales	17.8%		18.1%	19.7%		22.6%		21.8%
SG&A Expenses as a % of Net Sales	15.2%		16.9%	15.3%		14.0%		12.9%
Income (Loss) from Continuing Operations
Before Income Taxes as a % of Net Sales	0.8%		(3.0% )	3.8%		7.7%		7.7%
Net Income (Loss) as a % of Net Sales	0.6%		(10.0% )	(0.2%	)	6.0%		3.1%
Research and Development as a % of Net Sales	1.5%		2.4%	2.3%		1.9%		2.2%
Effective Income Tax Rate	7.8%		41.1%	37.4%		33.3%		38.1%
Return on Average Shareowners' Equity	1.2%		(18.0% )	(0.4%	)	10.8%		5.5%
Return on Average Capital Employed	0.7%		(9.6% )	(0.2%	)	5.9%		2.6%
Total Debt to Total Capital Employed	31.3%		45.0%	47.9%		43.1%		48.0%

Other Data
Per Share Information:
Net Cash Provided by (Used in) Operating Activities	$2.36		$(1.82)	$0.88		$3.14		$4.59
Free Cash Flow	$1.92		$(2.20)	$0.19		$2.50		$3.83
Book Value	$8.57		$9.18	$10.59		$10.46		$9.72
Market Price:
High	$15.65		$10.96	$14.31		$15.75		$13.13
Low	$9.63		$6.70	$7.50		$6.38		$6.75
Close	$10.26		$10.00	$8.80		$14.44		$7.19
P/E (High)	142.3	x	NM	NM		14.3	x	25.3	x
P/E (Low)	87.5	x	NM	NM		5.8	x	13.0	x
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,226		14,007	14,141		15,200		15,364
Shareowners of Record	826		893	929		950		1,042
Number of Employees(4)	740		745	815		808		793

(1)	In 2003, the Company recorded a gain on the sale of Pinole Point Steel of $1,934; a loss on the sale of Specialty Films of $101; a loss on early retirement of debt of $2,388; and a pretax restructuring charge against income from continuing operations of $855.
In 2002, the Company recorded a gain on the sale of Specialty Films of $38,787; a loss on the sale of Pinole Point Steel of $53,287 (including a provision of $12,278 for future operating losses); a pretax restructuring charge against income from continuing operations of $1,450; and a pretax special charge against income from continuing operations of $8,361 for the impairment of certain assets.
In 1999, MSC recorded the cumulative effect of adopting SOP 98-5, which reduced net income by $2,207, net of income taxes.
(2)	EBITDA represents income (loss) before discontinued operations, extraordinary loss on retirement of debt, provision (benefit) for income taxes, interest (income) expense, net and depreciation and amortization expense. EBITDA is not a calculation based upon generally accepted accounting principles. The amounts included in the EBITDA calculation, however, are derived from amounts included in the historical financial statements. In addition, EBITDA should not be considered as an alternative to net income or operating income as an indicator of the Company's operating performance, or as an alternative to net cash provided by (used in) operating activities as a measure of liquidity. The Company regularly reviews EBITDA as a measure of the Company's ability to incur debt and invest or disinvest in portions of the business. The Company also believes EBITDA assists investors in comparing the Company's performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon many factors. However, the EBITDA measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. EBITDA is derived from the Consolidated Statements of Income (Loss) and the Consolidated Statements of Cash Flows.

	2003	2002	2001	2000	1999

EBITDA
Income (Loss) from Continuing Operations	$2,049	$(4,491)	$6,523	$14,260	$12,204
Provision (Benefit) for Income Taxes	173	(3,130)	3,892	7,120	7,512
Interest (Income) Expense, Net	2,440	(1,126)	826	730	2,161
Depreciation and Amortization Expense	16,397	17,826	17,064	16,803	17,066

EBITDA	$21,059	$9,079	$28,305	$38,913	$38,943

(3)	The amounts included in the free cash flow calculation are net cash provided by (used in) operating activities less capital expenditures. The Company regularly reviews free cash flow as a measure of cash generated after capital expenditures in the ordinary course to fund other investing and financing activities. The Company believes that free cash flow assists investors in understanding our ability to meet our primary operating obligations. Free cash flow is derived from the Consolidated Statements of Cash Flows.

	2003	2002	2001	2000	1999

Free Cash Flow
Net Cash Provided by (Used in) Operating Activities	$33,622	$(25,510)	$12,450	$47,730	$70,473
Capital Expenditures	(6,259)	(5,289)	(9,710)	(9,763)	(11,602)

Free Cash Flow	$27,363	$(30,799)	$2,740	$37,967	$58,871

(4)	This figure represents employees from continuing operations.
NM:	Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands)

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-K.

Material Sciences Corporation (“MSC” or “Company”) reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. As a result of the Company’s restructuring program in fiscal 2002 and its significant increase in expense related to field-effect switches/sensors, MSC is reporting results for all periods on the basis of two business segments, MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS’s electronic material-based solutions consist primarily of coated metal and laminated noise reducing materials used in the electronics market. EMS’s acoustical/thermal material-based solutions consist of layers of metal and other materials used to manage noise and thermal energy for the automotive, lighting and appliance markets. EMS’s coated metal material-based solutions include coil coated and electrogalvanized (“EG”) products primarily used in the automotive, building and construction, appliance and lighting markets. EMD’s electronic material-based solutions include field-effect technology for sensors, switches, displays and interface solutions in the consumer electronics and transportation markets.

As a result of the sale of substantially all of the assets of the Company’s Specialty Films segment, including MSC Specialty Films, Inc. (“MSC/SFI”), to Bekaert Corporation and its affiliates (“Bekaert”) in the second quarter of fiscal 2002, and the sale of substantially all of the assets of the Company’s Pinole Point Steel business, including MSC Pinole Point Steel Inc. and MSC Pre Finish Metals (PP) Inc., to Grupo IMSA S.A. de C.V. (“IMSA”) and other third parties in the first quarter of fiscal 2003, both Specialty Films and Pinole Point Steel are reported as discontinued operations for all periods presented.

Results of Operations – Fiscal 2003 Compared with Fiscal 2002

Net sales for continuing operations of MSC increased 6.5% in fiscal 2003 to $266,818 from $250,506 in fiscal 2002. MSC’s gross profit margin was 17.8%, or $47,575, in fiscal 2003 as compared with 18.1%, or $45,231, in the prior year. Selling, general and administrative (“SG&A”) expenses of $40,476 were 15.2% of net sales in fiscal 2003 as compared with $42,333, or 16.9%, of net sales in fiscal 2002.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a new President and Chief Executive Officer. MSC entered into a separation agreement with the former officer, resulting in a pretax charge to earnings of $1,777 in the first quarter of fiscal 2004. (See Note 17 of the Notes to the Consolidated Financial Statements entitled “Subsequent Events,” on pages 50 and 51.)

MSC Engineered Materials and Solutions Group

Net sales for EMS increased 6.4% in fiscal 2003 to $266,546 from $250,506 in fiscal 2002. Sales of electronic-based materials grew 13.5% to $22,540 in fiscal 2003 from $19,856 in the prior year. The growth was due to increased sales of NRGDampTM for computer disk drive covers as well as set-top box sales. In fiscal 2003, acoustical/thermal materials sales declined 2.2% to $61,938 from $63,306 in fiscal 2002 primarily due to lower sales to the aftermarket brake and lighting markets, somewhat offset by higher shipments to the body panel laminate and engine markets. Coated metal materials sales increased 8.8% in fiscal 2003 to $182,068 from $167,344 recorded in the prior year primarily due to higher electrogalvanizing sales as a result of supplying a portion of Double Eagle Steel Coating Company’s (“DESCO”) requirements, whose coating line capabilities were interrupted by a major fire at the DESCO facility in December 2001. In addition, higher sales to the appliance, swimming pool, clutch plate and gas tank markets were somewhat offset by lower sales to the building and construction and lighting markets.

EMS’s gross profit margin was 17.8%, or $47,540, in fiscal 2003 as compared with 18.1%, or $45,231, in the prior year. Higher capacity utilization and a favorable product mix were offset by additional resources being focused at the manufacturing facilities as a result of the Company’s restructuring programs.

SG&A expenses of $28,919 were 10.8% of net sales in fiscal 2003 as compared with $32,764, or 13.1%, of net sales in fiscal 2002. The decrease in SG&A percentage was due to the increase in net sales offset by increased spending in marketing and research and development, higher variable compensation expense and higher spending on professional services. In addition, the SG&A expenses in fiscal 2002 include $1,270 of bad debt expense incurred due to several customers declaring bankruptcy.

MSC Electronic Materials and Devices Group

Sales related to the switch/sensor business were $272 in fiscal 2003. There were no switch/sensor sales in fiscal 2002 or fiscal 2001.

EMD’s gross profit margin was 12.9%, or $35, in fiscal 2003. The margin reflects the costs associated with initial prototype development, new product introductions and a specific application with high non-electronic content.

SG&A expenses were $3,774 in fiscal 2003. The SG&A expenses relate to marketing and research and development spending related to the switch/sensor business and the license fee payable to TouchSensor Technologies, LLC (“TST”). The Company anticipates marketing and research and development spending and the license fee payable to TST related to the switch/sensor business to be in excess of $6,000 for fiscal 2004 based on current spending levels.

Asset Impairments and Restructuring Expenses

On November 20, 2002, the Company announced it implemented a program to reduce overhead and improve efficiencies. The program involved restructuring the Company’s manufacturing organization, including terminations of 14 salaried personnel in the third quarter of fiscal 2003. The Company recorded a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003. Of this amount, $677 pertained to severance expenses and $178 for other related costs. Total cash paid in fiscal 2003 related to this restructuring program was $383. The remaining restructuring reserve for this program was $472 as of February 28, 2003, and is scheduled to be paid throughout fiscal 2004.

On November 15, 2001, the Company announced it implemented a reorganization and cost reduction program. MSC terminated 41 employees primarily in its sales, general and administrative departments and recorded a restructuring charge of $1,450 in fiscal 2002. Of this amount, $1,110 pertained to severance expenses and $340 for other related costs. As of February 28, 2003, all amounts under this restructuring program have been paid.

In fiscal 2002, the Company reviewed its investment in its powder coating assets. MSC reevaluated its efforts to commercialize its proprietary powder coating capabilities and, based on the projected cash flows from the powder coating assets, recorded a $5,929 charge to earnings in fiscal 2002.

In fiscal 2002, the Company also reviewed its investment in the capitalized intangible assets and equipment related to its license with Northwestern University to commercialize Solid State Shear Pulverization (“SSSP”) technology. The Company completed research studies with potential licensees of the SSSP technology. Based on the projected cash flows from the SSSP assets, MSC recorded a $2,001 charge to earnings in fiscal 2002. The total impairment charge recorded in fiscal 2002 was $8,361.

	Severance	Other	Total

Restructuring Reserve Recorded on November 15, 2001	$1,110	$340	$1,450
Cash Payments	(676)	(236)	(912)

Restructuring Reserve as of February 28, 2002	$434	$104	$538
Restructuring Reserve Recorded on November 20, 2002	677	178	855
Cash Payments	(720)	(201)	(921)

Total Restructuring Reserve as of February 28, 2003	$391	$81	$472

Total Other Expense, Net and Income Taxes

Total other expense, net, was $4,022 in fiscal 2003 as compared to $708 in the prior year. The variance was primarily due to the allocation of interest expense to the Pinole Point Steel business for all of fiscal 2002 versus only the first quarter of fiscal 2003. Equity in Results of Joint Ventures was a net loss of $1,557 in fiscal 2003 as compared with a net loss of $1,560 in fiscal 2002. MSC’s effective income tax rate was 7.8% in fiscal 2003 as compared with 41.1% (benefit) in fiscal 2002. During fiscal 2003, the Internal Revenue Service completed its review of fiscal years 1997, 1998 and 1999. The Company analyzed its income tax reserve position based on this event and reduced its previously provided income tax reserves by $673 in the fourth quarter of fiscal 2003. The variance in the effective tax rate compared to the statutory rate was due to the income tax reserve adjustment and tax credits and other permanent items relative to income (loss) before income taxes.

General

EMS

On May 13, 2002, the Company completed the purchase of the ownership interest in Walbridge Coatings, An Illinois Partnership (“Partnership”) from a subsidiary of the LTV Steel Company, Inc. (“LTV”) for $3,137. As a result of the purchase, MSC’s ownership interest in the Partnership increased to 66.5% and it gained access to an additional 33% of the facility’s line time for a total of 37%.

Following the purchase from LTV, MSC served the electrogalvanizing market through a 66.5% ownership interest in the Partnership. Under the terms of the Partnership agreements, all significant operating actions required the consent of the management committee. MSC and BSC were each represented by two members on the four-member management committee. The Company did not have a controlling voting interest in the Partnership and, accordingly, accounted for the Partnership under the equity method.

On May 7, 2003, International Steel Group (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets as part of BSC’s bankruptcy proceedings. On the same day, MSC purchased from ISG the remaining 33.5% ownership interest in the Partnership for $3,600. As of May 7, 2003, the Company has a 100% controlling interest in the Partnership facility. In conjunction with the purchase, MSC entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG for a period ending on December 31, 2004, and ISG assumed amounts payable by BSC to the Partnership. ISG will have priority production rights to 25% of the available line time and MSC will market the remaining line time.

On December 15, 2001, a major fire destroyed an electrogalvanizing facility owned by DESCO, a joint venture between U.S. Steel Corporation and Rouge Steel Company. The Partnership serviced both U.S. Steel Corporation and Rouge Steel Company, in addition to BSC, ISPAT Inland Inc. and other customers with EG and other services in fiscal 2003. The DESCO facility resumed production in September 2002, and EMS does not expect to continue to supply U.S. Steel Corporation’s and Rouge Steel Company’s long-term requirements. For fiscal 2003, EG sales to U.S. Steel Corporation and Rouge Steel Company were $7,375 ($4,235 through the Partnership and $3,140 direct from the Company) and they utilized 8% of the Partnership’s available line time. In addition, the Company also expects that MSCWC’s sales to ISG for fiscal 2004 will not be as great as the Partnership’s fiscal 2003 sales to BSC ($37,379). Based upon the loss of DESCO’s business, the expected decline in ISG’s utilization of the facility, partially offset by increased production of Quiet Steel, the Company anticipates that the MSCWC facility will operate at approximately 60% of capacity for the next six to twelve months. MSCWC’s current and future production levels, however, are dependent, in large part, upon economic conditions in the industries that use EG and other coated sheet steel products, including the automotive and appliance industries.

EMD

On January 31, 2002, the Company expanded its electronic material-based solutions by entering into an exclusive license agreement with TST. This agreement provides EMD the right to manufacture, use and sell TST’s patented Touch Sensor Technology for sensors, switches, displays and interface solutions in the consumer electronics and transportation markets. There were no sales in fiscal 2002 or fiscal 2001 and sales of $272 in fiscal 2003. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount (see Note 14 of the Notes to the Consolidated Financial Statements entitled “Contractual Commitment,” on page 48). In general, the exclusive license period ends on February 28, 2006, subject to the Company’s right to extend the exclusive license period in certain circumstances. See “Contractual Obligations” on page 20.

Other

The Company is also party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

Results of Discontinued Operations – Fiscal 2003 Compared with Fiscal 2002

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

Net sales of Specialty Films for the partial year of fiscal 2002 were $21,578. Income from discontinued operation, net of income taxes, was $1,469 for the partial year of fiscal 2002.

During the second quarter of fiscal 2003, the Company recorded an after-tax charge of $101 related to a decrease in the previously estimated insurance premium refund for the Specialty Films business.

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of liquidating the remaining assets and liabilities of the business. As of February 28, 2003, the Company has received $47,811 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $16,637 from liquidating the Pinole Point Steel operations. In addition, as of February 28, 2003, there is $16,035 in net assets remaining to be liquidated. The net assets consist primarily of the expected tax refund due to a loss carryback offsetting a portion of the gain on sale of its Specialty Films business in the prior year. The remaining net assets include accounts receivable, offset, in part, by severance expenses and other liabilities not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets and operating results of the business.

As of February 28, 2002, the Company recorded a provision for loss on discontinued operation, net of income taxes, of $53,287. The loss on discontinued operation, net of income taxes, included the allocation of consolidated interest expense of $5,391 incurred from September 1, 2001 through May 31, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel’s subsequent cash flow. During fiscal 2003, the Company recorded an adjustment on sale of discontinued operation, net of income taxes, of $1,934 to reduce the previously provided loss on discontinued operation. The adjustment consisted of a favorable change in the estimated proceeds of the sale of $2,436 and a reduction for estimated operating losses of $1,247 due to higher plant utilization and customers’ willingness to accelerate product deliveries prior to the closing of the transaction. The adjustment also included an additional loss of $949 related to bad debt, product claims, workers compensation and employee expenses as well as a reduction of $800 primarily due to a change in the estimated apportionment of state income taxes.

Net sales of Pinole Point Steel for the partial year of fiscal 2003 were $48,050 versus $128,397 for the entire year of fiscal 2002. Loss from discontinued operation, net of income taxes, was $2,136 for the partial year of fiscal 2003 as compared to $16,456 for the entire year of fiscal 2002. The loss from discontinued operation, net of income taxes, includes the allocation of consolidated interest expense of $1,797 in fiscal 2003 versus $8,100 in the prior year.

Results of Operations – Fiscal 2002 Compared with Fiscal 2001

Net sales for continuing operations of MSC in fiscal 2002 decreased 8.5% to $250,506 from $273,860 in fiscal 2001. MSC’s gross profit margin was 18.1%, or $45,231, in fiscal 2002 as compared with 19.7%, or $54,007, in the prior year. SG&A expenses of $42,333 were 16.9% of net sales in fiscal 2002 as compared with $41,897, or 15.3%, of net sales in fiscal 2001.

MSC Engineered Materials and Solutions Group

Net sales for EMS in fiscal 2002 decreased 8.5% to $250,506 from $273,860 in fiscal 2001. Sales of electronic-based materials grew 56.1% to $19,856 in fiscal 2002 from $12,719 in the prior year. The growth was due to an increase in NRGDamp sales for computer disk drive covers. Acoustical/thermal materials sales increased 6.9% in fiscal 2002 to $63,306 as compared with $59,204 in fiscal 2001 due to higher sales to the automotive market, offset in part by lower sales to the lighting market. In fiscal 2002, sales of coated metal materials decreased 17.1% to $167,344 from $201,937 in fiscal 2001. A decline in shipments of coated metal materials to the building and construction market due to poor domestic economic conditions was the main reason for the significant shortfall.

EMS’s gross profit margin was 18.1%, or $45,231, in fiscal 2002 as compared with 19.7%, or $54,007, in the prior year. The decrease in gross profit margin was primarily the result of an unfavorable product mix and lower capacity utilization due to sales shortfalls of coated metal products and higher operating costs.

SG&A expenses were $32,764, or 13.1%, of net sales in fiscal 2002 versus $30,686, or 11.2%, of net sales in fiscal 2001. The higher SG&A percentage was due to the decrease in net sales and $1,270 of bad debt expense incurred due to several customers declaring bankruptcy.

MSC Electronic Materials and Devices Group

SG&A expenses were $167 in fiscal 2002 which related to the TST royalty fee per the license agreement signed on January 31, 2002.

Asset Impairments and Restructuring Expenses

The Company recorded special charges of $8,361 for asset impairments and $1,450 relating to the Company’s restructuring program.

In fiscal 2002, the Company reviewed its investment in its powder coating assets. MSC reevaluated its efforts to commercialize its proprietary powder coating capabilities and based on the projected cash flows from the powder coating assets, the Company recorded a $5,929 charge to earnings in fiscal 2002.

In fiscal 2002, the Company reviewed its investment in the capitalized intangible assets and equipment related to its license with Northwestern University to commercialize its SSSP technology. The Company completed research studies with potential licensees of the SSSP technology. Based on the projected cash flows from the SSSP assets, MSC recorded a $2,001 charge to earnings in fiscal 2002.

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

Total Other Expense, Net and Income Taxes

Total other expense, net, was $708 in fiscal 2002 as compared to $1,695 in the prior year. The variance was partially due to higher interest income and lower interest expense as a result of the cash proceeds received from the sale of the Company’s Specialty Films segment during the second quarter of fiscal 2002. In September 2000, the Company entered into a forward contract for 15 million DEM related to the acquisition of Goldbach Automobil Consulting (“GAC”) in fiscal 2002. The forward contract was executed on January 26, 2001 and resulted in a gain of $514. Equity in Results of Joint Ventures was a net loss of $1,560 in fiscal 2002 as compared with a net loss of $1,194 in fiscal 2001. MSC’s effective income tax rate was 41.1% (benefit) in fiscal 2002 due to the amount of loss before income taxes relative to tax credits and other permanent items versus 37.4% (provision) in fiscal 2001.

Results of Discontinued Operations – Fiscal 2002 Compared with Fiscal 2001

Specialty Films

Net sales of Specialty Films for the partial year of fiscal 2002 were $21,578 as compared to $58,306 in all of fiscal 2001. Income from discontinued operation, net of income taxes, was $1,469 for the partial year of fiscal 2002 versus $5,785 in all of fiscal 2001.

Pinole Point Steel

Net sales of Pinole Point Steel in fiscal 2002 decreased to $128,397, 14.3% lower than $149,810 last fiscal year. The decrease in sales was due to an overall weak West Coast building and construction market. Loss from discontinued operation, net of income taxes, was $16,456 in fiscal 2002 as compared to $12,992 in fiscal 2001. The decline was due to deteriorating selling prices that more than offset the decrease in the cost of steel purchased, as well as lower volume and higher utility costs. This was partially offset by lower depreciation expense of $5,567 due to changes made to the estimated useful lives of the assets. Loss from discontinued operation, net of income taxes, includes an allocation of consolidated interest expense totaling $8,100 in fiscal 2002 versus $8,844 in the prior year. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel’s subsequent cash flow.

Liquidity and Capital Resources

The Company has historically financed its operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. The Company believes that its cash on hand, marketable securities and availability under its credit facility will be sufficient to fund its operations and working capital needs.

MSC generated $33,622 of cash from operating activities in fiscal 2003, as compared with utilizing $25,510 in the prior fiscal year. This change was due mainly to an improvement in net income from a loss of $25,083 to net income of $1,494 in fiscal 2003. In addition, $31,445 was utilized in fiscal 2002 for income taxes payable related to the fiscal 2002 gain on the sale of Specialty Films. Working capital investment was $2,398 in fiscal 2003 versus an investment of $13,684 in fiscal 2002.

In fiscal 2003, MSC invested $6,259 in capital improvement projects compared with $5,289 in fiscal 2002. Capital spending related to discontinued operations was $176 in fiscal 2003 and $2,941 in fiscal 2002. Investments in joint ventures were $3,405 in fiscal 2003 compared with $893 in fiscal 2002. The change in investments in joint ventures related to the Company’s purchase of LTV’s ownership interest in the Partnership for $3,137 in fiscal 2003. There were no investments in joint ventures related to discontinued operations in fiscal 2003 compared with $5,114 in fiscal 2002 due to the investment in the joint venture with Bekaert Corporation prior to the disposition of the Company’s Specialty Films business. Fiscal 2004 capital expenditures are projected to be approximately $12,500.

On May 7, 2003, the Company invested $3,600 to purchase the remaining ownership interest in the Partnership from ISG.

MSC’s total debt decreased to $55,503 in fiscal 2003 from $105,262 as of February 28, 2002. The Company made principal debt payments of $13,421 and interest payments of $3,594 on May 31, 2002 related to the 1998 Senior Notes and the 1997 Senior Notes. In addition, on July 31, 2002, the Company made a debt payment of $39,852 to the holders of the 1997 Senior Notes. The debt payment consisted of principal of $35,714, interest of $420 and a contractual prepayment penalty of $3,718 (pretax basis). The extraordinary loss on early retirement of debt, net of income taxes, includes the prepayment penalty of $2,257 and a $131 write-off of debt issuance costs. The Company has principal debt payments of

$11,278 and projected interest payments of $1,870 due May 31, 2003 related to the 1998 Senior Notes (see Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness,” on pages 39 and 40).

The Company entered into a $20,000 committed line of credit on October 11, 2001. The agreement expires on October 11, 2004. No borrowings were outstanding under the line as of February 28, 2003. There were $2,280 in outstanding letters of credit as of February 28, 2003. A fee of .25% is charged for the unused portion of the line. At the Company’s option, interest is at the bank’s reference rate (4.25% as of February 28, 2003) or at LIBOR plus a margin (.75% as long as the Company’s letters of credit continue to be cash collateralized). The financial covenants include a fixed charge coverage ratio of not less than 1.0 to 1.0 commencing February 28, 2002; a liquidity ratio of not less than 1.5 to 1.0 commencing November 30, 2001; a maximum leverage ratio (3.0 to 1.0 from February 28, 2003 to November 30, 2003, and 2.5 to 1.0 thereafter); and minimum net worth of $140,000 plus 50% of cumulative consolidated net income accruing for fiscal years ending after November 30, 2001, and only for such periods that the Company’s balance sheet leverage exceeds 2.0 to 1.0. However, compliance with the financial covenants is not required at times when the Company does not have borrowings outstanding under the line of credit and has cash collateralized its obligations. As of February 28, 2003, the outstanding letters of credit have been cash collateralized. A total of $2,280 was classified as Restricted Cash in the Consolidated Balance Sheets. Other than the aforementioned restricted cash balance, there are no other restrictions on the Company’s use of its cash and cash equivalents at times when no borrowings are outstanding under the facility. The line of credit is secured by accounts receivable of the Company. In January 2003, a $200 letter of credit was issued. In April 2002, one of the letters of credit for $3,235 was canceled and the related cash collateral was released to the Company.

Interest payments for the 1998 Senior Notes are due semi-annually on May 31 and November 30 of each year. The 1998 Senior Note agreements require the Company to adhere to certain covenants including maintenance of consolidated cumulative adjusted net worth of $118,341. This covenant may limit the Company’s ability to repurchase its common stock and pay dividends from time to time. As of February 28, 2003, the Company’s consolidated cumulative adjusted net worth was $121,887. Based on current business conditions, the Company believes that it will remain in compliance with this and other covenants, but there can be no assurance in this regard. The Company believes, based on discussions with the lenders, that it would be able to re-pay or re-finance the Senior Notes if necessary. Other covenants include consolidated senior debt ratio (maximum of 55.0% until agreement expiration), and total indebtedness ratio (maximum of 60.0% until agreement expiration). MSC was in compliance with the financial covenants related to the 1998 Senior Notes for the period ended February 28, 2003.

On September 23, 1999, MSC’s Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock, of which 468,900 shares were purchased through February 29, 2000. During the first six months of fiscal 2001, the Company purchased the remaining 531,100 shares at an average purchase price of $10.30 per share. On June 22, 2000, MSC’s Board of Directors authorized a program to repurchase an additional one million shares. As of February 28, 2001, the Company suspended the program after purchasing 695,788 shares under this authorization at an average purchase price of $10.45 per share. On March 1, 2002, the Company purchased 13,593 of its shares from certain employees at $10.00 per share related to the vesting of the Company’s 1999 Long-Term Incentive/Leverage Stock Awards Program. The Compensation Committee of the Board of Directors approved the share repurchase under the provisions of the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees to cover a portion of the participants’ tax withholding liability for the vesting of these shares under the 1999 Program. On June 20, 2002, the Company resumed the previously approved repurchase program and purchased the remaining 290,619 shares with an average purchase price of $14.89 per share by February 28, 2003. On June 20, 2002, MSC’s Board of Directors also authorized a new program to repurchase up to an additional 500,000 shares of the Company’s common stock. The repurchase of 500,000 shares was complete as of February 28, 2003 with an average purchase price of $14.50 per share. No further share repurchase programs have been approved by the Company’s Board of Directors.

MSC had a capital lease obligation of $281 as of February 28, 2003 and $905 as of February 28, 2002, relating to a facility that the Company subleases to the Partnership. The capital lease expires on June 30, 2003. In the fourth quarter of fiscal 2003, the Company renewed the term of the lease for five years ending June 30, 2008. The extension will be treated as an operating lease (see Note 6 of the Notes to the Consolidated Financial Statements entitled “Leases,” on pages 40 and 41).

The Company paid minimum royalty fees of $1,167 in fiscal 2003 related to the license agreement with TST. The Company has a contingent liability related to the license agreement with TST to pay minimum royalty fees of $1,500 in fiscal 2004 and an aggregate of $5,500 in fiscal 2005 to 2006.

On April 22, 2003, the Company announced that the Board of Directors voted to terminate the Company’s shareholder rights agreement. The agreement will be terminated by redeeming all of the outstanding rights at a price of $0.01 per right, or approximately $141 in the aggregate, payable in cash. There is currently one right attached to each outstanding share of common stock. The redemption payment will be mailed on or about May 16, 2003 to shareowners of record on April 28, 2003. As a result of the redemption, the rights cannot become exercisable, and the shareholder rights agreement will be terminated.

The Company is continuously reviewing the potential for investments in its growth markets. In addition, the Company also reviews the potential value to shareowners of divesting facilities or other assets which are not performing to the Company’s expectations.

The Company is a party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, is $1,100 to $1,800 as of February 28, 2003 (see “Legal Proceedings” on pages 10 and 11, and Note 4 of the Notes to the Consolidated Financial Statements entitled “Contingencies,” on pages 38 and 39).

On May 26, 2000, a settlement agreement was executed regarding the class action lawsuit related to accounting irregularities announced in April 1997. The plaintiff claimed that the Company and certain of its current and former officers violated the federal securities laws and were aware of, or recklessly disregarded, material misstatements that were made in MSC’s publicly filed financial reports. The Court entered an order preliminarily approving the agreement on May 31, 2000 and ordered that the class be advised of the proposed settlement. On August 1, 2000, the class members were afforded the opportunity to present any objections at a fairness hearing, at which time the settlement was approved with no objections, and the case was dismissed. The costs of the settlement and related legal fees were covered under the Company’s insurance policies, net of retention (expensed in fiscal 1998).

Contractual Obligations

The following table summarizes the contractual obligations the Company has outstanding as of  February 28, 2003.

Contractual Obligations	Obligations Due In

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$7,754	$2,035	$3,185	$2,153	$381
Capital Lease	281	281	—	—	—
Minimum Royalties	7,000	1,500	5,500	—	—
Long-Term Debt Principal and Interest Payments	69,046	14,642	17,679	15,971	20,754

Total	$84,081	$18,458	$26,364	$18,124	$21,135

Inflation

MSC believes that inflation has not had a significant impact on fiscal 2003, 2002 and 2001 results of operations.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. The Company completed its initial assessment as of August 31, 2002 as required under the impairment requirements of SFAS No. 142 and no impairment was deemed necessary. The Company also completed the required annual impairment assessment as of February 28, 2003 and no impairment was deemed necessary.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. It is anticipated that the adoption of SFAS No. 143 will have no impact on the financial position or results of operations of the Company.

The Company adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” on March 1, 2002. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. MSC has assessed the impairment requirements of SFAS No. 144 and believes that no adjustment is necessary as of February 28, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 makes changes to several areas, including the classification of gains and losses from extinguishment of debt and accounting for certain lease modifications. The statement is effective for fiscal years beginning after May 15, 2002. With the adoption of SFAS No. 145 on March 1, 2003, the extraordinary loss on early retirement of debt will no longer be classified as an extraordinary item and will be reflected as a component of income from continuing operations in the Consolidated Statements of Income (Loss).

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. The Company will be required to comply with the provisions of this Statement for any future exit or disposal activities.

In November 2002, the FASB issued Interpretation No. 45 “Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. Interpretation No. 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective immediately and have been considered for purposes of the Company’s footnote disclosures. The adoption of FASB Interpretation No. 45 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows and, therefore, no disclosure is required. The Company has evaluated the provisions of Interpretation No. 45, and has determined that no guarantees or indemnifications currently exist that must be disclosed according to the requirements of Interpretation No. 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” This statement amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS No. 148 are effective for the February 28, 2003 financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under this Interpretation, certain entities known as “Variable Interest Entities” (“VIE”) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company is required to apply the requirements of FASB Interpretation No. 46 for its fiscal 2004 third quarter Form 10-Q filing. The

Company is presently assessing the impact of this FASB Interpretation, however, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Critical Accounting Policies

MSC’s significant accounting policies are presented within the Notes to the Consolidated Financial Statements (see Note 1 of the Notes to the Consolidated Financial Statements entitled “Summary of Significant Accounting Policies,” on pages 34-36) included elsewhere in this Form 10-K. While all of the significant accounting policies impact the Company’s Consolidated Financial Statements, some of the policies may be viewed to be critical. These policies are those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments and estimates. Management bases its judgments and estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. The results of judgments and estimates form the basis for making judgments about the Company’s value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Revenue Recognition. The Company recognizes revenue upon shipment of goods to customers, at which time title (MSC’s value added content in the case of toll processing) and risk of loss passed to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Income (Loss). The Company’s revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Accounts Receivable Reserves. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a sudden or unexpected deterioration of a major customer’s creditworthiness or if actual defaults were significantly higher than the Company’s historical experience, the allowance for doubtful accounts might not be adequate to absorb the impact.

Inventory Valuation Reserves. The Company provides reserves for slow moving inventory based upon the age of the inventory. The Company also provides reserves for inventory that is not in conformance with customer product specifications. In both cases, the reserve requirement is estimated based upon a review of specific inventory items.

Environmental Liabilities and Contingencies. The Company records environmental liabilities and contingent liabilities when the cost or range of possible costs can be reasonably estimated and the contingent event and/or environmental assessment are probable. Some of the factors on which the Company bases its estimates include information provided by feasibility studies, potentially responsible party negotiations and the development of remedial action plans.

Long-Lived Assets. Long-lived assets consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows. In addition, goodwill is tested for impairment by applying a fair-value based test on an annual basis.

Concentrations of Credit Risks. Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of temporary and short-term cash investments and trade receivables. The Company places its temporary cash investments with high credit, quality financial institutions and in investment grade securities with maturities 90 days or less. In fiscal 2003, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in U.S. agency and corporate notes. These investments are expected to be held less than twelve months and are classified as Marketable Securities in the Consolidated Balance Sheets. The Company records unrealized gains and losses on its investments in marketable securities to adjust the carrying value of these investments to fair value. Unrealized gains were $112 and unrealized losses were $28 as of February 28, 2003. Realized gains were $72 during fiscal 2003. The unrealized gains and losses are classified as a component of Accumulated Other Comprehensive Income (Loss) in Shareowners’ Equity. Approximately 41% of the Company’s receivables as of February 28, 2003 were with customers in the automotive industry. Approximately 4% of the Company’s receivables as of February 28, 2003 were with U.S. steel mills. The Partnership had an additional $2,041 of receivables with U.S. steel mills as of February 28, 2003.

Defined Benefit Retirement Plans. The plan obligations and related assets of defined benefit retirement plans (including the non-contributory supplemental pension plans for some MSC officers) are presented in Note 7 of the Notes to Consolidated Financial Statements entitled “Retirement Plans.” Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting actuaries using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate at which the obligation could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected.

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Form 10-K contains forward-looking statements, which include, without limitation, those statements regarding our estimated loss and proceeds from the disposition of discontinued operations, that set out anticipated results based on management’s plans and assumptions. MSC has tried, wherever possible, to identify such statements by using words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-K, including, among others:

•	Impact of changes in the overall economy;
•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;
•	Competitive factors;
•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974);
•	Continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates;
•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;
•	Acts of war, including the war in Iraq, or terrorism;
•	Acceptance of Quiet Steel parts by the North American automotive market;
•	Proceeds and potential impact from the potential sale of facilities or other assets;
•	Increases in the prices of raw and other material inputs used by the Company;
•	The loss, or changes in the operations, financial condition or results of operation of one or more significant customers of the Company;
•	The risk of the successful development, introduction and marketing of new products and technologies, including products based on the Touch Sensor Technology the Company has licensed from TST;
•	The anticipated marketing and research and development spending and the license fee payable to TST related to the switch/sensor business;
•	Facility utilization and product mix at MSCWC’s facility, including the extent of ISG’s utilization;
•	Final realization of proceeds on the sale of Pinole Point Steel including receipt of the income tax refund;
•	The risks associated with the termination of the joint venture partnership with Tekno in December 2003;
•	The impact of future warranty expenses;
•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations, including any risks, costs and penalties arising out of an enforcement action by the Illinois EPA and Attorney General related to the Company’s Elk Grove Village facility;
•	Continuation of current interest rates and the potential impact on potential future early extinguishment of debt; and
•	Other factors, risks and uncertainties described elsewhere in this Form 10-K and from time to time in the Company’s other filings with the Securities and Exchange Commission.

MSC undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact the financial Company’s business and condition. Other sections of this Form 10-K may include additional factors which could adversely effect the Company’s business and financial performance. Moreover, the Company operates in a competitive environment. New risks emerge from time to time and it is not always possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareowners should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company operates internationally (Malaysia, Germany and Brazil), and thus is subject to potentially adverse movements in foreign currency rate changes. As of February 28, 2003, foreign sales were approximately 5% of consolidated net sales. Historically, the effect of movements in the exchange rates have not been material to the financial position or the results of operations of the Company. The Company believes that movement in foreign currency exchange rates will not have a material adverse affect on the financial position or results of operations of the Company.

The Company has entered into certain forward contracts that exceed the term of one year for other raw materials and resources such as zinc, gas and electricity.

The table below provides information about the Company’s debt that is sensitive to changes in interest rates.

	Expected Maturity Date (Fiscal Year)
(Dollars in Thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Total Debt:
Fixed Rate:
Principal Amount	$11,559	$6,278	$6,278	$6,278	$6,278	$18,832	$55,503	$48,222
Average Interest Rate	6.8%	6.8%	6.8%	6.8%	6.8%	6.8%	6.8%
Variable Rate:
Principal Amount	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Item 8. Financial Statements and Supplementary Data

Material Sciences Corporation

Index to Consolidated Financial Statements

Covered by Report of Independent Accountants

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Independent Auditors’ Report

To the Board of Directors of Material Sciences Corporation

Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheet of Material Sciences Corporation and Subsidiaries (“the Company”) as of February 28, 2003, and the related statements of income, cash flows, shareowners’ equity and comprehensive income for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company as of and for the years ending February 28, 2002 and 2001, prior to (i) the addition of the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), described in Note 1 to the financial statements and (ii) the adjustment necessary to conform the 2002 and 2001 segment disclosures to the 2003 composition of reportable segments, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated  April 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Material Sciences Corporation and Subsidiaries as of February 28, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2003.

As discussed above, the financial statements of Material Sciences Corporation and Subsidiaries as of February 28, 2002 and 2001, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of March 1, 2002. Our audit procedures with respect to the disclosures in Note 1 related to 2002 and 2001 included (i) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, equity method goodwill, and intangible assets that are no longer being amortized, as a result of initially applying SFAS No. 142 (including any related tax effects) to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the transitional disclosures for 2002 and 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 or 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 or 2001 financial statements taken as a whole.

As discussed above, the financial statements of Material Sciences Corporation as of February 28, 2002 and 2001, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 15, the company changed the composition of its reportable segments in 2003, and the amounts in the 2002 and 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2002 and 2001 financial statements. Our procedures included (i) comparing the adjusted amounts of segment revenues, operating income and assets to the Company’s underlying records obtained from management, and

(ii) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 or 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 or 2001 financial statements taken as a whole.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Chicago, Illinois

April 16, 2003 except for Note 17, as to which the date is May 7, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

To the Board of Directors of Material Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation (a Delaware corporation) and Subsidiaries as of February 28, 2002 and 2001, and the related statements of income (loss), cash flows, shareowners’ equity and comprehensive income (loss) for each of the three years in the period ended February 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Material Sciences Corporation and Subsidiaries as of February 28, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, Illinois

April 29, 2002

Consolidated Statements of Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28,

(In thousands, except per share data)	2003	2002	2001

Net Sales	$266,818	$250,506	$273,860
Cost of Sales	219,243	205,275	219,853

Gross Profit	$47,575	$45,231	$54,007
Selling, General and Administrative Expenses	40,476	42,333	41,897
Asset Impairments and Restructuring Expenses	855	9,811	—

Income (Loss) from Operations	$6,244	$(6,913)	$12,110

Other (Income) and Expense:
Interest (Income) Expense, Net	$2,440	$(1,126)	$826
Equity in Results of Joint Ventures	1,557	1,560	1,194
Other, Net	25	274	(325)

Total Other Expense, Net	$4,022	$708	$1,695

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	$2,222	$(7,621)	$10,415
Provision (Benefit) for Income Taxes	173	(3,130)	3,892

Income (Loss) from Continuing Operations	$2,049	$(4,491)	$6,523
Discontinued Operations:
Income from Discontinued Operation – Specialty Films (Net of Provision for Income Taxes of $0, $1,009, and $3,991, Respectively)	—	1,469	5,785
Loss from Discontinued Operation – Pinole Point Steel (Net of Benefit for Income Taxes of $0, $5,261, and $9,035, Respectively)	—	(7,561)	(12,992)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films (Net of Benefit for Income Taxes of $70 and Provision for Income Taxes of $31,445 and $0, Respectively)	(101)	38,787	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel (Net of Provision for Income Taxes of $2,726, Benefit for Income Taxes of $37,047 and $0, Respectively)	1,934	(53,287)	—
Extraordinary Loss on Early Retirement of Debt (Net of Benefit for Income Taxes of $1,546)	(2,388)	—	—

Net Income (Loss)	$1,494	$(25,083)	$(684)

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.15	$(0.32)	$0.47
Income from Discontinued Operation – Specialty Films	—	0.10	0.41
Loss from Discontinued Operation – Pinole Point Steel	—	(0.54)	(0.93)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	(0.01)	2.77	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	0.14	(3.80)	—
Extraordinary Loss on Early Retirement of Debt	(0.17)	—	—

Basic Net Income (Loss) Per Share	$0.11	$(1.79)	$(0.05)

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.14	$(0.32)	$0.46
Income from Discontinued Operation – Specialty Films	—	0.10	0.41
Loss from Discontinued Operation – Pinole Point Steel	—	(0.54)	(0.92)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	(0.01)	2.77	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	0.15	(3.80)	—
Extraordinary Loss on Early Retirement of Debt	(0.17)	—	—

Diluted Net Income (Loss) Per Share	$0.11	$(1.79)	$(0.05)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	13,941	14,007	14,027
Dilutive Shares	285	—	114

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,226	14,007	14,141

Outstanding Common Stock Options Having No Dilutive Effect	633	912	1,560

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

	February 28,

(In thousands, except share data)	2003	2002

Assets
Current Assets:
Cash and Cash Equivalents	$43,880	$33,806
Restricted Cash	2,280	5,315

Total Cash, Cash Equivalents and Restricted Cash	$46,160	$39,121
Marketable Securities	1,002	13,121
Receivables, Less Reserves of $4,874 in 2003 and $4,754 in 2002	27,607	27,249
Income Taxes Receivable	2,339	4,325
Prepaid Expenses	1,792	1,431
Inventories:
Raw Materials	10,540	10,211
Finished Goods	15,832	14,645
Deferred Income Taxes	1,461	2,451
Asset Held for Sale	506	—
Current Assets of Discontinued Operation, Net – Pinole Point Steel	16,035	65,104

Total Current Assets	$123,274	$177,658

Property, Plant and Equipment:
Land and Building	$59,975	$58,960
Machinery and Equipment	171,576	167,284
Capital Leases	17,195	17,195
Construction in Progress	2,497	1,270

	$251,243	$244,709
Accumulated Depreciation and Amortization	(158,055)	(141,794)

Net Property, Plant and Equipment	$93,188	$102,915

Other Assets:
Investment in Joint Ventures	$12,881	$11,033
Goodwill	7,116	5,956
Other	1,350	1,912

Total Other Assets	$21,347	$18,901

Total Assets	$237,809	$299,474

Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$11,559	$14,045
Accounts Payable	22,944	23,518
Accrued Payroll Related Expenses	13,705	10,338
Accrued Expenses	6,668	10,911
Accrued Future Operating Losses – Pinole Point Steel	—	3,383

Total Current Liabilities	$54,876	$62,195

Long-Term Liabilities:
Deferred Income Taxes	$5,699	$7,053
Long-Term Debt, Less Current Portion	43,944	91,217
Other	11,403	10,385

Total Long-Term Liabilities	$61,046	$108,655

Shareowners' Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	$—	$—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,221,830 Shares Issued and 14,033,182 Shares Outstanding as of February 28, 2003 and 18,115,624 Shares Issued and 14,731,188 Shares Outstanding as of February 28, 2002	365	363
Additional Paid-In Capital	70,143	67,441
Treasury Stock at Cost, 4,188,648 Shares as of February 28, 2003 and 3,384,436 Shares as of February 28, 2002	(46,528)	(34,813)
Retained Earnings	97,296	95,802
Accumulated Other Comprehensive Income (Loss)	611	(169)

Total Shareowners' Equity	$121,887	$128,624

Total Liabilities and Shareowners' Equity	$237,809	$299,474

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28,

(In thousands)	2003	2002	2001

Cash Flows From:
Operating Activities:
Net Income (Loss)	$1,494	$(25,083)	$(684)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
(Used in) Operating Activities:
Discontinued Operation, Net – Specialty Films	—	(2,597)	(1,978)
Discontinued Operation, Net – Pinole Point Steel	16,637	1,096	7,014
(Gain) Loss on Sale of Discontinued Operation – Specialty Films	101	(38,787)	—
(Gain) Loss on Discontinued Operation – Pinole Point Steel	(1,934)	53,287	—
Depreciation and Amortization	16,397	17,826	17,064
Asset Impairments	—	8,361	—
Provision (Benefit) for Deferred Income Taxes	76	779	(2,928)
Compensatory Effect of Stock Plans	1,460	2,753	2,794
Other, Net	1,789	1,984	1,100
Changes in Assets and Liabilities:
Receivables	(358)	2,258	1,512
Income Taxes Receivable	1,986	(2,688)	(1,637)
Prepaid Expenses	(462)	810	(356)
Inventories	(1,516)	271	(913)
Accounts Payable	(574)	(4,369)	(3,105)
Accrued Expenses	(891)	(9,366)	(3,629)
Income Taxes Payable	—	(31,445)	—
Other, Net	(583)	(600)	(1,804)

Net Cash Provided by (Used in) Operating Activities	$33,622	$(25,510)	$12,450

Investing Activities:
Discontinued Operation, Net – Specialty Films	$—	$(6,508)	$(2,049)
Discontinued Operation, Net – Pinole Point Steel	(176)	(1,583)	(1,901)
Cash Received from Sale of Specialty Films, Net	—	121,982	—
Cash Received from Sale of Pinole Point Steel, Net	31,174	—	—
Capital Expenditures	(6,259)	(5,289)	(9,710)
Acquisitions, Net of Cash Acquired	—	(634)	—
Investment in Joint Ventures	(3,405)	(893)	(3,489)
Distribution from Joint Ventures	—	—	169
Purchases of Marketable Securities	(8,003)	(30,701)	—
Proceeds from Sale of Marketable Securities	20,199	17,423	—
Other	117	(451)	(448)

Net Cash Provided by (Used in) Investing Activities	$33,647	$93,346	$(17,428)

Financing Activities:
Discontinued Operation, Net – Specialty Films	$—	$(294)	$(2,189)
Proceeds Under Lines of Credit	—	65,800	129,800
Payments Under Lines of Credit	—	(90,300)	(112,500)
Payments of Debt	(49,759)	(7,703)	(502)
Cash from Cancellation (Issuance) of Letters of Credit	3,035	(5,315)	—
Purchase of Treasury Stock	(11,715)	—	(12,739)
Issuance of Common Stock	1,244	1,363	1,383

Net Cash Provided by (Used in) Financing Activities	$(57,195)	$(36,449)	$3,253

Net Increase (Decrease) in Cash	$10,074	$31,387	$(1,725)
Cash and Cash Equivalents at Beginning of Year	33,806	2,419	4,144

Cash and Cash Equivalents at End of Year	$43,880	$33,806	$2,419

Supplemental Cash Flow Disclosures:
Interest Paid	$7,898	$8,650	$9,931
Income Taxes Paid	2,364	17,682	3,997

Non-Cash Investing and Financing Activities:
Accrued Future Operating Losses – Pinole Point Steel	$—	$3,383	$—
Accrued Expenses Related to Pinole Point Steel Disposition	—	2,121	—

The Changes in Assets and Liabilities above for the year ended February 28, 2003 and February 28, 2002 are net of assets and liabilities acquired and sold.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners' Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital		Treasury Stock
(In thousands, except share data)	Shares	Amount		Retained Earnings	Shares	Amount

Balance as of February 29, 2000	17,343,858	$347	$59,164	$121,545	(2,157,548)	$(22,074)
Net Loss	—	—	—	(684)	—	—
Issuance of Common Stock	141,428	3	1,301	—	—	—
Purchase of Treasury Stock	—	—	—	—	(1,226,888)	(12,739)
Compensatory Effect of Stock Plans	191,698	4	2,828	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	41	—	—	—

Balance as of February 28, 2001	17,676,984	$354	$63,334	$120,861	(3,384,436)	$(34,813)
Net Loss	—	—	—	(25,083)	—	—
Issuance of Common Stock	166,198	3	1,293	—	—	—
Compensatory Effect of Stock Plans	272,442	6	2,741	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	73	—	—	—
Conformity of Fiscal Years for Joint Venture	—	—	—	24	—	—

Balance as of February 28, 2002	18,115,624	$363	$67,441	$95,802	(3,384,436)	$(34,813)
Net Income	—	—	—	1,494	—	—
Issuance of Common Stock	126,238	2	1,113	—	—	—
Purchase of Treasury Stock	—	—	—	—	(804,212)	(11,715)
Compensatory Effect of Stock Plans	(20,032)	—	1,442	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	147	—	—	—

Balance as of February 28, 2003	18,221,830	$365	$70,143	$97,296	(4,188,648)	$(46,528)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28,

(In thousands)	2003	2002	2001

Net Income (Loss)	$1,494	$(25,083)	$(684)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,408	(85)	—
Minimum Pension Liability, Net of Benefit for Income Taxes of $440	(712)	—	—
Unrealized Gain (Loss) on Marketable Securities	84	(84)	—

Comprehensive Income (Loss)	$2,274	$(25,252)	$(684)

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Material Sciences Corporation and Subsidiaries (In thousands, except share data)

For the three years ended February 28, 2003

Note 1: Summary of Significant Accounting Policies

Nature of Operations

The operations of Material Sciences Corporation and its wholly-owned subsidiaries (“MSC” or “Company”) consist of providing material-based solutions for electronic, acoustical/thermal and coated metal applications. Principal markets include the automotive, building and construction, electronics, lighting and appliance markets.

Summary of Significant Accounting Policies

The significant accounting policies of MSC, as summarized below, conform with generally accepted accounting principles. Certain prior-year amounts have been reclassified to conform to the fiscal 2003 presentation.

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and the disclosures in the financial statements. Actual results could differ from those estimates. Significant estimates include amounts for inventory and receivable exposures, customer claims, asset valuations, income taxes and contingencies.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts for MSC after all significant intercompany transactions have been eliminated. The Company maintained a voting interest no greater than 50% in both Walbridge Coatings, An Illinois Partnership (“Partnership”) and Tekno S.A. (“Tekno”). Under the terms of both the Partnership and Tekno agreements, significant actions require unanimous consent of all parties and, as a result, MSC does not have a controlling interest in either the Partnership or Tekno. Accordingly, the Company accounts for the Partnership and Tekno under the equity method.

Inventories

Inventories are stated at the lower of cost or market, using either the specific identification, average cost, or first-in, first-out method of cost valuation. Due to the continuous nature of the Company’s operations, work-in-process inventories are not material.

Long-Lived Assets

Property, Plant and Equipment are recorded at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows: buildings and building improvements, 5 to 20 years; operating equipment, 5 to 20 years; furniture and fixtures, 5 to 10 years; software, 3 to 5 years. Facilities and equipment on capital leases are recorded in Property, Plant and Equipment, with their corresponding obligations recorded in Current and Long-Term Liabilities. The amount capitalized is the lower of the present value of minimum lease payments or the fair value of the leased property. Amortization of capital lease assets is recorded on a straight-line basis over the shorter of the lease term or the life of the related asset.

Intangible assets consist principally of the excess of cost over the fair market value of net assets acquired (“goodwill”) and non-compete agreements. As discussed below, goodwill is no longer subject to amortization and is subject to at least an annual assessment of impairment by applying a fair-value based test.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows.

Revenue Recognition

The Company recognizes revenue upon shipment of goods to customers, at which time title (MSC’s value added content in the case of toll processing) and risk of loss passed to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Income (Loss). The Company’s revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin  No. 101, “Revenue Recognition in Financial Statements.”

Research and Development

The Company expenses all research and development costs in the period incurred. Research and development expenses were $3,919 in fiscal 2003, $6,121 in fiscal 2002 and $6,279 in fiscal 2001 and are included in the Selling, General and Administrative Expenses on the Consolidated Statements of Income (Loss).

Concentrations of Credit Risks

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of temporary and short-term cash investments and trade receivables.

The Company places its temporary cash investments with high credit, quality financial institutions and in investment grade securities with maturities 90 days or less. In fiscal 2003, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in U.S. agency and corporate notes. These investments are expected to be held less than twelve months and are classified as Marketable Securities in the Consolidated Balance Sheets. The Company records unrealized gains and losses on its investments in marketable securities to adjust the carrying value of these investments to fair value. Unrealized gains were $112 and unrealized losses were $28 as of February 28, 2003. Realized gains were $72 during fiscal 2003. The unrealized gains and losses are classified as a component of Accumulated Other Comprehensive Income (Loss) in Shareowners’ Equity. The Company reviews the collectability of accounts receivable on a regular basis, taking into account customer liquidity, payment history and industry condition. Approximately 41% of the Company’s receivables as of February 28, 2003 were with customers in the automotive industry. Approximately 4% of the Company’s receivables as of February 28, 2003 were with U.S. steel mills. The Partnership has an additional $2,041 of receivables with U.S. steel mills as of February 28, 2003.

Foreign Currency

The Company’s international operations are translated into U.S. dollars using current exchange rates at the balance sheet date for assets and liabilities. A weighted average exchange rate is used to translate sales, expenses, gains and losses. The currency translation adjustments are reflected in Accumulated Other Comprehensive Income (Loss) in Shareowners’ Equity.

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. The Company completed its initial assessment as of August 31, 2002 as required under the impairment requirements of SFAS No. 142 and no impairment was deemed necessary. The Company also completed the required annual impairment assessment as of February 28, 2003 and no impairment was deemed necessary. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over a period of 20 years.

All goodwill relates to the EMS segment. Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Consolidated Balance Sheets. Changes in the carrying amount of goodwill for the year ended February 28, 2003 are shown below.

Goodwill, Net as of February 28, 2002	$5,956
Foreign Exchange	1,160

Goodwill, Net as of February 28, 2003	$7,116

For comparison purposes, the following table presents the prior year amounts adjusted to exclude amortization expense related to goodwill that is no longer being amortized.

	2003	2002	2001

Net Income (Loss):
As Reported	$1,494	$(25,083)	$(684)
Goodwill Amortization, Net of Tax	—	73	68

Adjusted Net Income (Loss)	$1,494	$(25,010)	$(616)

Basic Net Income (Loss) Per Share:
As Reported	$0.11	$(1.79)	$(0.05)
Goodwill Amortization, Net of Tax	—	.01	.01

Adjusted Net Income (Loss) Per Share	$0.11	$(1.78)	$(0.04)

Diluted Net Income (Loss) Per Share:
As Reported	$0.11	$(1.79)	$(0.05)
Goodwill Amortization, Net of Tax	—	.01	.01

Adjusted Net Income (Loss) Per Share	$0.11	$(1.78)	$(0.04)

Recent Accounting Pronouncements

The Company adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” on March 1, 2002. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. MSC has assessed the impairment requirements of SFAS No. 144 and believes that no adjustment is necessary as of February 28, 2003.

In November 2002, the FASB issued Interpretation No. 45 “Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. Interpretation No. 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective immediately and have been considered for purposes of the Company’s footnote disclosures. The adoption of FASB Interpretation  No. 45 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows and, therefore, no disclosure is required. The Company has evaluated the provisions of Interpretation No. 45, and has determined that no guarantees or indemnifications currently exist that must be disclosed according to the requirements of Interpretation No. 45.

Note 2: Acquisitions

During August 2001, a subsidiary of the Company acquired the net assets of Goldbach Automobil Consulting (“GAC”), a European disc brake noise damper distributor and stamper. An initial payment of 1,525 Euros was made on September 26, 2001 and an additional payment of 4,490 Euros was made on October 5, 2001 (approximately $5,300 based on the foreign exchange rate as of August 31, 2001). Goodwill of $4,637 was recorded in connection with this acquisition.

Note 3: Joint Venture and Partnership

From July 23, 1999 to May 13, 2002, a subsidiary of LTV Steel Company (“LTV”) owned 16.5% equity interest in the Partnership, providing LTV with access to 33% of the facilities line time. A subsidiary of Bethlehem Steel Corporation (“BSC”) owned 33.5% and MSC owned 50% of the Partnership during this period. On December 29, 2000, LTV commenced bankruptcy proceedings and on May 13, 2002, the Company completed the purchase of LTV’s ownership interest in the Partnership for $3,137. As a result of the purchase, MSC’s ownership interest in the Partnership increased to 66.5% and it gained access to an additional 33% of the facility’s line time for a total of 37%.

During the rest of fiscal 2003, MSC served the electrogalvanizing market through its 66.5% ownership interest in the Partnership. Under the terms of the Partnership agreements, all significant operating actions required the consent of the management committee. MSC and BSC were each represented by two members on the four-member management committee. The Company did not have a controlling voting interest in the Partnership and, accordingly, accounted for the Partnership under the equity method.

On October 15, 2001, BSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Partnership was being treated as a critical vendor under BSC’s proceedings. As of February 28, 2003, the Partnership had no BSC pre-petition receivables outstanding and $2,041 of BSC post-petition receivables outstanding. The BSC post-petition receivables are judged to be collectible in full and, therefore, no reserve was recorded as of February 28, 2003. On February 5, 2003, BSC announced an agreement in principle with International Steel Group (“ISG”) for the sale of substantially all of BSC’s assets including the BSC’s interest in the Partnership.

On December 15, 2001, a major fire destroyed an electrogalvanizing facility owned by the Double Eagle Steel Coating Company (“DESCO”), a joint venture between U.S. Steel Corporation and Rouge Steel Company. The Partnership serviced both U.S. Steel Corporation and Rouge Steel Company, in addition to BSC, ISPAT Inland Inc. and other customers with EG and other services in fiscal 2002 and 2003. The DESCO facility resumed production in September 2002, and the Company does not expect to continue to supply U.S. Steel Corporation’s and Rouge Steel Company’s long-term requirements. For fiscal 2003, sales of EG steel to U.S. Steel Corporation and Rouge Steel Company were $7,375 ($4,235 through the Partnership and $3,140 direct from the Company) and they utilized 8% of the Partnership’s available line time.

MSC’s net sales for electrogalvanizing primarily consisted of various fees charged to the Partnership for operating the facility. MSC had production rights to 4% of the available line time at the EG facility during fiscal 2002 and 37% of such rights during most of fiscal 2003. The fees consisted of a variable portion, based on the production volumes and product mix, and a fixed portion, including taxes, rent, insurance and the fixed portion of electricity. The overall profitability to MSC depended on the Company’s processing skill and efficiency. MSC had the right to utilize available line time to the extent BSC did not order Partnership services. In fiscal 2003, MSC utilized 34% of the total available line time.

There was $620 due from the Partnership included in MSC’s trade receivables as of February 28, 2003 and $1,621 due as of February 28, 2002.

Summarized financial information for the Partnership is presented below.

	2003	2002	2001

Income Statement Information
Net Sales	$52,438	$51,714	$53,918
Loss from Operations	(2,564)	(3,146)	(2,392)
Net Loss	(2,468)	(3,101)	(2,376)

	2003	2002	2001

Balance Sheet Information
Current Assets	$6,552	$7,949	$6,880
Total Assets	17,483	20,632	22,012
Total Liabilities	609	1,627	349
Partners’ Capital	16,874	19,005	21,663

The orders for the Partnership’s toll coating services were primarily and independently generated by BSC and MSC for their respective customers. The Partnership’s Net Sales include amounts billed to BSC, MSC and customers other than BSC. Sales to BSC through the Partnership were $37,379 in fiscal 2003.

Third Party sales (Partnership sales to parties other than BSC and MSC) were $6,080 from March 1, 2002 to May 13, 2002. Subsequent to May 13, 2002, MSC sold EG services directly to its customers. The Partnership’s pricing of services to BSC and MSC was contractually based. The Partnership’s costs include fees paid to MSC for operating the facility, depreciation expense of the equipment (owned by the Partnership) and certain administrative expenses. The Loss from Operations was primarily related to the annual depreciation expense that is not included in the contractual pricing to the partners.

The Partnership assets consist primarily of working capital and property, plant and equipment. The Partnership has $657 of receivables from MSC as of February 28, 2003. Liabilities consist primarily of fees owed to MSC. The Company’s share of Partners’ Capital did not directly correlate to the Company’s 66.5% ownership interest due to contractual allocation requirements of the Partnership agreements.

In November 2000, a subsidiary of MSC formed a joint venture partnership with Tekno for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. Tekno’s sales were $880 in fiscal 2003. The Equity in Results of Joint Venture was income of $29 in fiscal 2003.

Under the equity method, MSC includes its portion of the Partnership’s and Tekno’s results of operations in the Consolidated Statements of Income (Loss) under Equity in Results of Joint Ventures. The Equity in Results of Joint Ventures was a net loss of $1,557 in fiscal 2003, $1,560 in fiscal 2002 and $1,194 in fiscal 2001.

Note 4: Contingencies

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceedings relate to the Company’s involvement in Superfund sites in Kingsbury and Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) for the surface, soil and ground water contamination at these sites.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of its remediation work at the Kingsbury site. The participating PRPs account for approximately 75% of the waste volume sent to this site. In December 2001, the PRPs established and funded a trust that has contracted with a remediation contractor to undertake all foreseeable activities necessary to achieve cleanup of the site pursuant to the decree. The trust has purchased an annuity that will pay the remediation contractor the anticipated expenses and oversight costs, including the purchase of stop-loss insurance coverage to reimburse the trust in the event of unforeseen cleanup expenses. The Company contributed $2,047 to the trust in December 2001, with no impact to income (loss) before income taxes, and expects that this payment will conclude its financial obligations with respect to the Kingsbury site. The Company also expects that it will receive its pro rata share of the funds remaining in the site’s group litigation account. In addition, the trust is receiving periodic payments by a non-participating PRP equal to such PRP’s share of the trust’s ongoing remediation expenses, and the Company will receive credits in the amount of its pro rata share of such periodic payments. The Company has not recorded any amounts for such potential recoveries. Upon the conclusion of litigation against a PRP that elected not to participate in the trust, the Company will be entitled to receive its pro rata share of any funds remaining in the site group litigation account and any periodic payments by the non-participating PRP equal to its share of the trust’s ongoing remediation expenses. Moreover, should site closure be achieved ahead of schedule, the Company will be entitled to receive its pro rata share of the computed value of the annuity less a 25% early closure incentive bonus payable to the remediation contractor.

The United States District Court for the Northern District of Indiana also has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The estimate of the Company’s liability for this site is $900 to $1,100. This work has begun, and MSC has maintained a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1,100 to $1,800. The Company’s environmental reserves were approximately $1,300 as of February 28, 2003.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove Village facility. The Company has filed a response and performed stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those recent stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicate the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line is in excess of the permit limit. To address that issue, the Company has filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA recently granted. The Illinois EPA has indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation may require referral to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company.

The Company believes that the ultimate outcome of its environmental legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of February 28, 2003 and, where applicable, taking into account contributions from other PRPs. However, there can be no assurance that the Company’s environmental legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors.

The Company is also party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

On May 26, 2000, a settlement agreement was executed regarding a class action lawsuit related to accounting irregularities announced in April 1997. The plaintiff claimed that the Company and certain of its current and former officers violated the federal securities laws and were aware of, or recklessly disregarded, material misstatements that were made in MSC’s publicly filed financial reports. The Court entered an order preliminarily approving the agreement on May 31, 2000 and ordered that the class be advised of the proposed settlement. On August 1, 2000, the class members were afforded the opportunity to present any objections at a fairness hearing, at which time the settlement was approved with no objections, and the case was dismissed. The costs of the settlement and related legal fees were covered under the Company’s insurance policies, net of retention (expensed in fiscal 1998).

Note 5: Indebtedness

Long-term debt, including a capital lease, consists of the obligations presented in the chart below. Projected principal payments of long-term debt, assuming no conversion or redemption, also are presented in this chart.

	2003	2002

Long-Term Debt Obligations
Borrowings Under Lines of Credit	$—	$—
1998 Senior Notes	55,222	61,500
1997 Senior Notes	—	42,857
Obligations Under Capital Lease (Note 6)	281	905

	$55,503	$105,262
Less Current Portion	11,559	14,045

Long-Term Debt	$43,944	$91,217

Projected Principal Payments of Long-Term Debt
2004	$11,559
2005	6,278
2006	6,278
2007	6,278
2008	6,278
2009 and Thereafter	18,832

Total	$55,503

The Company entered into a $20,000 committed line of credit on October 11, 2001. The agreement expires on October 11, 2004. No borrowings were outstanding under the line as of February 28, 2003. There were $2,280 in outstanding letters of credit as of February 28, 2003. A fee of .25% is charged for the unused portion of the line. At the Company’s option, interest is at the bank’s reference rate (4.25% as of February 28, 2003) or at LIBOR plus a margin (.75% as long as the Company’s letters of credit continue to be cash collateralized). The financial covenants include a fixed charge coverage ratio of not less than 1.0 to 1.0 commencing February 28, 2002; a liquidity ratio of not less than 1.5 to 1.0 commencing November 30, 2001; a maximum leverage ratio (3.0 to 1.0 from February 28, 2003 to November 30, 2003, and 2.5 to 1.0 thereafter); and minimum net worth of $140,000 plus 50% of cumulative consolidated net income accruing for fiscal years ending after November 30, 2001, and only for such periods that the Company’s balance sheet leverage exceeds 2.0 to 1.0. However, compliance with the financial covenants is not required at times when the Company has no outstanding borrowings and has cash collateralized its obligations under the line of credit. As of February 28, 2003, there are no outstanding borrowings and the outstanding letters of credit have been cash collateralized. A total of $2,280 was classified as Restricted Cash in the Consolidated Balance Sheets. Other than the aforementioned restricted cash balance, there are no other restrictions on the Company’s use of its cash and cash equivalents at times when no borrowings are outstanding under the facility. The line of credit is secured by accounts receivable of the Company. In January 2003, a $200 letter of credit was issued. In April 2002, one of the letters of credit for $3,235 was canceled and the related cash collateral was released to the Company.

On February 27, 1998, MSC authorized the issuance and sale of $61,500 Senior Notes (“1998 Senior Notes”) in two series. The interest rate on the Series A Note ($5,000) is 6.49%, and the Note matures on May 31, 2003. The interest rate on the Series B Notes ($56,500) is 6.80%, and the Notes mature on May 31, 2010. The 1998 Senior Notes were issued and funded on February 27, 1998. On May 31, 2002, the Company made a principal payment of $6,278 against the 1998 Senior Notes. The estimated fair value of the 1998 Senior Notes, based on discounted cash flows, was less than the carrying value by $7,281 as of February 28, 2003.

On February 15, 1997, the Company authorized the issuance and sale of $50,000 Senior Notes (“1997 Senior Notes”). As of February 28, 1997, $30,000 of the 1997 Senior Notes was issued and funded. The remaining $20,000 was issued and funded on May 5, 1997. The interest rate on the 1997 Senior Notes was 7.05%. On May 31, 2001, the Company made a principal payment of $7,143 against the 1997 Senior Notes. On May 31, 2002, the Company made a principal payment of $7,143 against the 1997 Senior Notes. On July 31, 2002, the Company made a debt payment of $39,852 to the holders of the 1997 Senior Notes. The debt payment consisted of principal of $35,714, interest of $420 and a contractual prepayment penalty of $3,718 (pretax basis). The extraordinary loss on early retirement of debt, net of income taxes, includes the prepayment penalty of $2,257 and a $131 write-off of debt issuance costs. With the adoption of SFAS No. 145 on March 1, 2003, the extraordinary loss on early retirement of debt will no longer be classified as an extraordinary item and will be reflected as a component of income from continuing operations in the Consolidated Statements of Income (Loss).

Interest payments for the 1998 Senior Notes are due semi-annually on May 31 and November 30 of each year. The 1998 Senior Note agreements require the Company to adhere to certain covenants. The most significant of these covenants include maintenance of consolidated cumulative adjusted net worth of $118,341. This covenant may limit the Company’s ability to repurchase its common stock and pay dividends from time to time. As of February 28, 2003, the Company’s consolidated cumulative adjusted net worth was $121,887. Other covenants include consolidated senior debt ratio (maximum of 55.0% until agreement expiration), and total indebtedness ratio (maximum of 60.0% until agreement expiration). MSC was in compliance with the financial covenants related to the 1998 Senior Notes for the period ended February 28, 2003.

Note 6: Leases

MSC leases one manufacturing facility (Walbridge, Ohio) under a capital lease which is included in Property, Plant and Equipment on the Consolidated Balance Sheets. The capital lease includes renewal options and expires on June 30, 2003. In the fourth quarter of fiscal 2003, the Company renewed the term of the lease for five years ending June 30, 2008. The extension will be treated as an operating lease based on the terms of the extension. Other equipment is leased under non-cancelable operating leases.

The Walbridge, Ohio facility lease contains certain covenants with which the Company was in compliance. MSC subleased its interest in this facility to the Partnership.

Some leases also contain escalation provisions based upon specified inflation indices. The table below presents future minimum lease payments.

	Capital Lease	Operating Leases

Minimum Lease Payments
2004	$281	$2,035
2005	—	1,686
2006	—	1,499
2007	—	1,075
2008	—	1,078
2009 and Thereafter	—	381

Total Minimum Lease Payments	$281	$7,754

Amount Representing Interest	—

Present Value of Minimum Lease Payments	$281

Amortization of leased property was $812 in fiscal 2003, $809 in fiscal 2002 and $813 in fiscal 2001. Total rental expense under operating leases was $2,911 in fiscal 2003, $2,431 in fiscal 2002 and $3,784 in fiscal 2001.

Note 7: Retirement Plans

MSC has non-contributory defined benefit and defined contribution pension plans that cover a majority of its employees. The Company funds amounts required to meet ERISA funding requirements for the defined benefit plans. The Company makes an annual contribution to the defined contribution plan for the amount earned by participating employees after the end of each calendar year. The cost of this plan was $1,704 in fiscal 2003, $1,691 in fiscal 2002 and $1,771 in fiscal 2001. In addition to the benefits previously described, some MSC officers participate in a non-contributory supplemental pension plan.

The Company provides its retired employees with certain postretirement health care benefits, which MSC may periodically amend or modify. Substantially all employees may be eligible for these benefits if they reach normal retirement age while employed by the Company.

The following tables present: a reconciliation of the change in benefit obligation, a reconciliation of the change in plan assets, a statement of the funded status of the plans, the components of net periodic benefit cost and the assumptions used in determining the plans’ funded status.

	Pension Benefits		Postretirement Benefits

	2003	2002	2003	2002

Change in Benefit Obligation:
Obligation, March 1	$9,689	$9,390	$2,512	$2,273
Service Cost Benefits Earned During the Period	297	275	124	145
Interest Cost on Benefit Obligation	672	653	143	172
Plan Amendments	98	—
Actuarial (Gain) Loss	761	(11)	(246)	82
Benefit Payments	(465)	(461)	(134)	1
Curtailments	—	(157)	—	(161)

Obligation, February 28	$11,052	$9,689	$2,399	$2,512

Change in Plan Assets:
Plan Assets at Fair Value March 1	$5,006	$5,318	$66	$59
Actual Return of Plan Assets	(219)	(233)	(2)	7
Company Contributions	452	382	134	(1)
Benefit Payments	(465)	(461)	(134)	1

Plan Assets at Fair Value, February 28	$4,774	$5,006	$64	$66

Funded Status:
Funded Status	$(6,277)	$(4,683)	$(2,335)	$(2,446)
Unrecognized Transition Obligation	9	11	—	—
Unrecognized Prior Service Cost	591	585	(741)	(810)
Unrecognized (Gain) Loss	1,187	(193)	(580)	(394)

Net Amount Recognized	$(4,490)	$(4,280)	$(3,656)	$(3,650)

	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Components of Net Periodic Benefit Cost:
Service Cost Benefits Earned During the Period	$297	$275	$272	$124	$145	$140
Interest Cost on Benefit Obligation	672	653	648	143	172	154
Expected Return on Assets	(400)	(419)	(377)	(5)	(4)	(4)
Amortization of Transition Obligation	2	3	3	—	—	—
Amortization of Prior Service Cost	92	85	85	(69)	(69)	(69)
Amortization of Net Gain	—	(21)	(58)	(53)	(30)	(24)

Net Periodic Benefit Cost	$663	$576	$573	$140	$214	$197

	Pension Benefits		Postretirement Benefits

	2003	2002	2003	2002

Amounts Recognized in the Consolidated Balance Sheets:
Prepaid Benefit Cost	$626	$545	$—	$—
Accrued Benefit Liability	(6,622)	(4,825)	(3,656)	(3,650)
Intangible Asset	354	—	—	—
Accumulated Other Comprehensive Loss	1,152	—	—	—

Net Amount Recognized	$(4,490)	$(4,280)	$(3,656)	$(3,650)

	2003	2002	2001

Assumptions Used in Determining the Plans' Funded Status:
Discount Rate	6.33%	7.00%	7.50%
Expected Long-Term Rate of Return on Assets	8.40%	8.00%	8.00%
Rate of Increase in Compensation Levels	3.00%	6.00%	6.00%

The Company recognizes a minimum pension liability when the accumulated benefit obligation for a plan exceeds the fair value of the respective plan’s assets, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” In fiscal 2003, the Company recorded a minimum pension liability adjustment in Accumulated Other Comprehensive Income (Loss) of $712, net of benefit for income taxes of $440, due to adverse conditions in the equity markets and lower interest rates.

MSC continues to review its postretirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated postretirement benefit obligation, of which only a minor amount has been funded, and net cost, MSC used a 10% health care cost trend rate decreasing until leveling off at 5% in calendar 2010.

A 1% increase in assumed health care cost trend rates will raise the total of the service and interest cost components of net periodic postretirement benefit cost by $65 and the health care component of the accumulated postretirement benefit obligation by $416 as of February 28, 2003. A 1% decrease in assumed health care cost trend rates will lower the total of the service and interest cost components of net periodic postretirement benefit cost by $49 and the health care component of the accumulated postretirement benefit obligation by $328 as of February 28, 2003.

Note 8: Interest (Income) Expense, Net

The table presented below analyzes the components of interest (income) expense, net.

	2003	2002	2001

Interest (Income) Expense, Net
Interest Expense	$5,173	$8,322	$9,818
Interest Income	(936)	(1,348)	(148)
Interest Expense Allocated to Pinole Point Steel	(1,797)	(8,100)	(8,844)

Interest (Income) Expense, Net	$2,440	$(1,126)	$826

The table above excludes interest expense of $62, $127 and $185 for fiscal years 2003, 2002 and 2001, respectively, related to the Walbridge, Ohio facility. This facility was subleased to the Partnership. The interest expense and amortization relating to this lease was reduced by sublease income received from the Partnership, and the net result was included in Other, Net, shown in the Consolidated Statements of Income (Loss). The loss from discontinued operation, net of income taxes of Pinole Point Steel, includes an allocation of consolidated interest expense as noted in the table above. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel’s subsequent cash flow.

Note 9: Income Taxes

Deferred income taxes result from recognizing revenues and expenses in different periods for tax and financial reporting purposes.

The components of the provision (benefit) for income taxes and a reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

	2003	2002	2001

Tax Provision (Benefit)
Current:
Federal	$261	$(4,251)	$6,206
State	(164)	342	845

	$97	$(3,909)	$7,051

Deferred:
Federal	$(183)	$1,451	$(2,799)
State	259	(672)	(360)

	$76	$779	$(3,159)

Tax Provision (Benefit)	$173	$(3,130)	$3,892

Tax Rate Reconciliation
Federal Statutory Rate	35.0%	35.0%	35.0%
State and Local Taxes, Net of Federal Tax Benefit	4.3	4.3	6.1
Extraterritorial Income Exclusion/Foreign Sales Corp.	(3.3)	5.4	(2.1)
State Tax Credits	—	—	(1.5)
Reserve Adjustment	(30.3)	—	—
Other, Net	2.1	(3.6)	(0.1)

Effective Income Tax Rate	7.8%	41.1%	37.4%

During fiscal 2003, the Internal Revenue Service completed its review of fiscal years 1997, 1998 and 1999. The Company analyzed its income tax reserve position based on this event and reduced its previously provided income tax reserves by $673 in the fourth quarter of fiscal 2003.

Temporary differences that give rise to deferred tax (assets) and liabilities were as follows:

	2003	2002

Property and Equipment	$11,003	$13,050
Reserves Not Deductible Until Paid	(2,699)	(2,574)
Employee Benefit Liabilities	(5,286)	(5,669)
Deferred State Income Taxes, Net	145	(114)
Tax Credit Carryforwards	—	(1,095)
Other	1,075	1,004

Deferred Tax Liabilities, Net	$4,238	$4,602

Deferred Tax Liabilities, Net have been recorded on the Company’s Consolidated Balance Sheets as follows:

	2003	2002

Long-Term Liabilities – Deferred Income Taxes	$5,699	$7,053
Current Assets – Deferred Income Taxes	(1,461)	(2,451)

Deferred Tax Liabilities, Net	$4,238	$4,602

Note 10: Significant Customers and Export Sales

Net sales to the Partnership represented 20%, 21% and 20% of MSC’s net sales in fiscal 2003, 2002 and 2001, respectively. Export sales represented 8% of the Company’s net sales in fiscal 2003, 15% in fiscal 2002 and 11% in fiscal 2001.

Note 11: Equity and Compensation Plans

The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”); the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”); the Material Sciences Corporation Stock Option Plan for Non-Employee Directors (“1996 Directors Plan”); and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been as shown in the following pro forma amounts:

	2003	2002	2001

Net Income (Loss):
As Reported	$1,494	$(25,083)	$(684)
Stock Based Employee Compensation Expense	(861)	(116)	(311)

Pro Forma	$633	$(25,199)	$(995)

Basic Net Income (Loss) Per Share:
As Reported	$0.11	$(1.79)	$(0.05)

Pro Forma	$0.05	$(1.80)	$(0.07)

Diluted Net Income (Loss) Per Share:
As Reported	$0.11	$(1.79)	$(0.05)

Pro Forma	$0.04	$(1.80)	$(0.07)

There are 2,512,500 shares authorized under the 1985 Plan to provide for the shares purchased by employees under the Material Sciences Corporation Employee Stock Purchase Program.

There are 3,262,500 shares authorized under the 1992 Plan to provide stock options and restricted stock under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire 10 years from the date of grant. Incentive stock options (“ISOs”) were issued in fiscal 1994 at fair market value at the date of grant and expire 10 years from the date of grant. These ISOs were issued in tandem with a restricted stock grant and vest two years after the vesting of the restricted stock, if the corresponding restricted stock is still owned by the participant.

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

In fiscal 2003, the Company issued options under the 1992 Plan for the purchase of 857,333 shares of common stock at 100% of the fair market value at the date of grant. The options expire after five years from the date of grant and vest ratably over three years from the date of grant.

There are 250,000 shares authorized under the 1996 Directors Plan. This plan consisted of grants that provided for 50% of each non-employee director’s annual retainer (“Retainer Options”) and annual incentive stock options (“Incentive Options”). The Retainer Options vested on the date of grant and expire five years after that date. The Incentive Options vest one year from the date of grant and expire five years after the date of grant. No further shares will be issued under this plan, and 90,264 shares were outstanding as of February 28, 2003. The 1996 Directors Plan was replaced with the 2001 Directors Plan that was approved by the shareowners in June 2000 and was effective March 1, 2001.

There are 150,000 shares authorized under the 2001 Directors Plan. This plan consists of grants that provide for all or a portion of each non-employee director’s annual retainer, according to the non-employee director’s election to receive the annual retainer either in cash, shares of common stock, deferred stock units (entitles the non-employee director to receive shares at a later date), or a combination thereof. The shares and deferred stock units vest in four equal installments on the date of grant and the three, six and nine-month anniversaries of the date of grant. Any portion which has not vested prior to the date the non-employee director ceases to be a non-employee director shall expire and be forfeited. The 2001 Directors Plan also consists of grants to provide for annual incentive stock options (“Incentive Options”). The Incentive Options vest one year from the date of grant and expire ten years after the date of grant. As of February 28, 2003, 72,999 shares were outstanding under the 2001 Directors Plan.

The exercise price of all options equals the market price of the Company’s stock either on the date of grant or, in the case of the 1996 Directors Plan, on the day prior to the grant.

In fiscal 1998, the Company issued 52,941 stock options to a consultant for partial payment of services performed. The options were issued at fair market value as of February 26, 1998 and expired on February 26, 2003.

A summary of transactions under the stock option plans was as follows:

	Options Outstanding			Exercisable Options

	Directors	Key Employees	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock Option Activity
Outstanding as of February 29, 2000	279,518	1,319,336	$13.74	1,342,439	$13.55
Granted	52,542	15,300	11.93
Exercised	(22,174)	—	5.37
Canceled	(106,227)	(31,402)	14.48

Outstanding as of February 28, 2001	203,659	1,303,234	$13.74	1,348,026	$13.75
Granted	36,273	9,000	8.80
Exercised	(14,400)	(49,325)	8.32
Canceled	(9,174)	(538,409)	12.81

Outstanding as of February 28, 2002	216,358	724,500	$14.36	899,545	$14.51
Granted	24,884	903,844	10.17
Exercised	(40,889)	(24,537)	9.17
Canceled	(23,291)	(206,745)	13.99

Outstanding as of February 28, 2003	177,062	1,397,062	$12.12	983,535	$13.11

Options Outstanding as of February 28, 2003				Exercisable Options as of February 28, 2003

Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 6.80–$10.13	878,405	4.02	$9.87	340,156	$9.67
$10.15–$12.34	62,501	4.91	11.04	52,427	10.87
$12.80–$14.44	167,292	2.50	13.97	125,027	14.24
$14.50–$18.75	465,926	3.06	15.85	465,925	15.85

$ 4.95–$18.75	1,574,124	3.61	$12.12	983,535	$13.11

The weighted average fair value of individual options granted in fiscal 2003, 2002 and 2001 is $10.17, $8.78 and $6.13, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the option grants in fiscal 2003, 2002 and 2001, respectively: risk-free interest rates of 4.08%, 5.18% and 6.21%; expected life of 3.07 years, 10.0 years and 6.1 years; and expected volatility of 51.58%, 39.44% and 42.28%.

A summary of transactions under the restricted stock plans was as follows:

Restricted Stock Activity
Unvested as of February 29, 2000	496,100
Granted	205,900
Vested	(162,698)
Canceled	(14,202)

Unvested as of February 28, 2001	525,100
Granted	378,440
Vested	(367,742)
Canceled	(105,998)

Unvested as of February 28, 2002	429,800
Granted	10,024
Vested	(163,352)
Canceled	(30,055)

Unvested as of February 28, 2003	246,417

Compensation effects arising from issuing restricted stock and stock options were $1,442 in fiscal 2003, $2,741 in fiscal 2002 and $2,828 in fiscal 2001, and have been charged against income and recorded as Additional Paid-In Capital in the Consolidated Balance Sheets.

The Employee Stock Purchase Plan permits eligible employees to purchase shares of common stock at 85% of the lower fair market value of the stock as of two measurement dates six months apart. Common stock sold to employees under this plan was 60,811 in fiscal 2003, 102,473 in fiscal 2002 and 119,254 in fiscal 2001. MSC does not record expense related to the 15% stock purchase price discount permitted under the Employee Stock Purchase Plan for eligible employees to purchase shares of common stock. The 15% stock purchase price discount would have resulted in expense of $86 in fiscal 2003, $104 in fiscal 2002 and $188 in fiscal 2001.

On June 20, 1996, the Company issued a dividend to shareowners of record on July 2, 1996, of one right (“Right”) for each outstanding share of MSC’s common stock. Each Right entitles the shareowners to buy 1/100th of a share of Series B Junior Participating Preferred Stock at an initial exercise price of $70.00. As amended on June 22, 1998, the Rights will be exercisable only if a person or group acquires, or announces a tender offer, for 15% or more of MSC’s common stock. If 15% or more of MSC’s common stock is acquired by a person or group, the Rights (other than those held by that person or group) convert into the right to buy the number of shares of MSC’s common stock valued at two-times the exercise price of the Rights. In addition, if MSC enters into a merger or other business combination with a person or group owning 15% or more of MSC’s outstanding common stock, the Rights (other than those held by that person or group) then convert into the right to buy that number of shares of common stock of the acquiring company valued at two-times the exercise price of the Rights. MSC may exchange the Rights for its common stock on a one-for-one basis at any time after a person or group has acquired 15% or more of its outstanding common stock. MSC will be entitled to redeem the Rights at one cent per Right (payable in common stock of the Company, cash or other consideration, at MSC’s option) at any time before public disclosure that a 15% position has been acquired. The Rights will expire on July 1, 2006, unless previously redeemed or exercised.

On January 30, 2003, an amendment to the shareholder rights agreement, dated as of June 20, 1996, became effective. The amendment increased the threshold amount (from 15% to 20%) upon which a beneficial owner of shares becomes an Acquiring Person as defined in the agreement.

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

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of liquidating the remaining assets and liabilities of the business. As of February 28, 2003, the Company has received $47,811 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $16,637 from liquidating the Pinole Point Steel operations. In addition, as of February 28, 2003, there is $16,035 in net assets remaining to be liquidated. The net assets consist primarily of the expected tax refund due to a loss carryback offsetting a portion of the gain on sale of its Specialty Films business in the prior year. The remaining net assets include accounts receivable, offset, in part, by severance expenses and other liabilities not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets and operating results of the business.

As of February 28, 2002, the Company recorded a provision for loss on discontinued operation, net of income taxes, of $53,287. The loss on discontinued operation, net of income taxes, included the allocation of consolidated interest expense of $5,391 incurred from September 1, 2001 through May 31, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel’s subsequent cash flow. During fiscal 2003, the Company recorded an adjustment on sale of discontinued operation, net of income taxes, of $1,934 to reduce the previously provided loss on discontinued operation. The adjustment consisted of a favorable change in the estimated proceeds of the sale of $2,436 and a reduction for estimated operating losses of $1,247 due to higher plant utilization and customers’ willingness to accelerate product deliveries prior to the closing of the transaction. The adjustment also included an additional loss of $949 related to bad debt, product claims, workers compensation and employee expenses as well as a reduction of $800 primarily due to a change in the estimated apportionment of state income taxes.

Net sales and loss from discontinued operation of Pinole Point Steel were as follows:

	For the Years Ended February 28

	2003	2002

Net Sales	$48,050	$128,397
Loss from Discontinued Operation, Net of Income Taxes	(2,136)	(16,456)

The loss from discontinued operation, net of income taxes, for fiscal 2003 and 2002 includes the allocation of consolidated interest expense of $1,797 and $8,100, respectively.

Note 13: Asset Impairment and Restructuring

On November 20, 2002, the Company announced it implemented a program to reduce overhead and improve efficiencies. The program involved restructuring MSC’s manufacturing organization, including terminations of 14 salaried personnel in the third quarter of fiscal 2003. The Company recorded a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003. Of this amount, $677 pertained to severance expenses and $178 for other related costs. Total cash paid in fiscal 2003 related to this restructuring program was $383. The remaining restructuring reserve for this program was $472 as of February 28, 2003 and is scheduled to be paid throughout fiscal 2004.

On November 15, 2001, the Company announced it implemented a reorganization and cost reduction program. MSC terminated 41 employees primarily in sales, general and administrative departments of the Company and recorded a restructuring charge of $1,450 in fiscal 2002. Of this amount, $1,110 pertained to severance expenses and $340 for other related costs. As of February 28, 2003, all amounts under this restructuring program have been paid.

The restructuring reserve as of February 28, 2003 was $472 as presented in the chart.

	Severance	Other	Total

Restructuring Reserve Recorded on November 15, 2001	$1,110	$340	$1,450
Cash Payments	(676)	(236)	(912)

Restructuring Reserve as of February 28, 2002	$434	$104	$538
Restructuring Reserve Recorded on November 20, 2002	677	178	855
Cash Payments	(720)	(201)	(921)

Total Restructuring Reserve as of February 28, 2003	$391	$81	$472

In fiscal 2002, the Company reviewed its investment in its powder coating assets. MSC reevaluated its efforts to commercialize its proprietary powder coating capabilities and based on the projected cash flows from the powder coating assets, the Company recorded a $5,929 charge to earnings in fiscal 2002.

In fiscal 2002, the Company reviewed its investment in the capitalized intangible assets and equipment related to its license with Northwestern University to commercialize its Solid State Shear Pulverization (“SSSP”) technology. The Company completed research studies with potential licensees of the SSSP technology. Based on the projected cash flows from the SSSP assets, MSC recorded a $2,001 charge to earnings in fiscal 2002. The total impairment charge recorded in fiscal 2002 was $8,361.

Note 14: Contractual Commitment

On January 31, 2002, the Company entered into an exclusive license agreement with TouchSensor Technologies, LLC (“TST”). This agreement provides for MSC to manufacture, use and sell TST’s patented touch sensor technology for sensors, switches, displays and interface solutions in the consumer electronics and transportation markets. There was $272 of sales in fiscal 2003. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount which is shown in the chart below.

Minimum Annual Royalties
2004	$1,500
2005	2,750
2006	2,750

Total	$7,000

Note 15: Business Segments

The Company changed the composition of its reportable segments in fiscal 2003, and the amounts in the fiscal 2002 and 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. The Company’s two reportable segments are: MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS focuses on providing material-based solutions for electronic, acoustical/thermal and coated metal applications. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems and enhance performance. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and thermal energy. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. EMS domestic and foreign sales are presented in the chart. Of the foreign sales, no one country comprised greater than 10% of consolidated EMS sales. EMD focuses on field-effect technology for sensors, switches, displays and interface solutions in the consumer electronics and transportation markets. Corporate represents cash, certain fixed assets, income taxes receivable, deferred income taxes and unallocated general corporate expenses. Loss before income taxes for Corporate includes interest expense of $3,376, $222 and $974 not allocated to discontinued operations during fiscal 2003, 2002 and 2001, respectively.

	2003	2002	2001

Net Sales
EMS – Domestic	$254,043	$249,185	$273,860
EMS – Foreign	12,503	1,321	—
EMD	272	—	—

Total	$266,818	$250,506	$273,860

Depreciation and Amortization
EMS	$15,442	$15,888	$15,496
EMD	2	—	—
Corporate	953	1,938	1,568

Total	$16,397	$17,826	$17,064

Income (Loss) Before Income Taxes
EMS	$17,064	$3,536	$22,255
EMD	(3,739)	(167)	—
Corporate	(11,103)	(10,990)	(11,840)

Total	$2,222	$(7,621)	$10,415

Total Assets
EMS	$167,494	$167,203	$185,685
EMD	319	—	—
Corporate	53,961	67,167	14,459

Subtotal	$221,774	$234,370	$200,144
Discontinued Operations	16,035	65,104	145,395

Total	$237,809	$299,474	$345,539

Capital Expenditures
EMS	$6,064	$5,243	$8,874
EMD	58	—	—
Corporate	137	46	836

Total	$6,259	$5,289	$9,710

Note 16: Earning Per Share

Below is the computation of basic and diluted earnings per share for the years ended February 28, 2003, 2002 and 2001.

	2003	2002	2001

Income (Loss) from Continuing Operations	$2,049	$(4,491)	$6,523
Income from Discontinued Operation – Specialty Films	—	1,469	5,785
Loss from Discontinued Operation – Pinole Point Steel	—	(7,561)	(12,992)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	(101)	38,787	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	1,934	(53,287)	—
Extraordinary Loss on Early Retirement of Debt	(2,388)	—	—

Net Income (Loss)	$1,494	$(25,083)	$(684)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	13,941	14,007	14,027
Dilutive Stock Options	136	—	21
Dilutive Restricted Stock	149	—	93

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,226	14,007	14,141

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.15	$(0.32)	$0.47
Income from Discontinued Operation – Specialty Films	—	0.10	0.41
Loss from Discontinued Operation – Pinole Point Steel	—	(0.54)	(0.93)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	(0.01)	2.77	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	0.14	(3.80)	—
Extraordinary Loss on Early Retirement of Debt	(0.17)	—	—

Basic Net Income (Loss) Per Share	$0.11	$(1.79)	$(0.05)

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.14	$(0.32)	$0.46
Income from Discontinued Operation – Specialty Films	—	0.10	0.41
Loss from Discontinued Operation – Pinole Point Steel	—	(0.54)	(0.92)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	(0.01)	2.77	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	0.15	(3.80)	—
Extraordinary Loss on Early Retirement of Debt	(0.17)	—	—

Diluted Net Income (Loss) Per Share	$0.11	$(1.79)	$(0.05)

Options to purchase 633,217 shares of common stock at a price range of $12.80-$18.75 per share were outstanding during fiscal 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 17: Subsequent Events

Senior Management Resignation

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a new President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,777 in the first quarter of fiscal 2004. $1,499 is scheduled to be paid out over two years and the remainder relates to the executive’s non-contributory supplemental pension plan.

Shareholder Rights Agreement

On April 16, 2003, the Company’s Board of Directors voted to terminate the Company’s shareholder rights agreement. The agreement will be terminated by redeeming all of the outstanding rights at a price of $0.01 per right, payable in cash. There is currently one right attached to each outstanding share of common stock. The redemption payment will be mailed on or about May 16, 2003 to shareowners of record on April 28, 2003. As a result of the redemption, the rights cannot become exercisable, and the shareholder rights agreement will be terminated.

Purchase of Partnership Interest

On May 7, 2003, ISG purchased substantially all of BSC’s assets, including BSC’s 33.5% interest in the Partnership, and MSC purchased this Partnership interest from ISG. Accordingly, as of this date, the Company has a 100% controlling interest in the Partnership’s facility. In conjunction with these transactions, the Company entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG until December 31, 2004 and ISG assumed all amounts payable by BSC to the Partnership. Through the expiration of the tolling agreement, ISG has priority production rights for up to 25% of the available line time at the MSCWC facility and MSC will market the remaining 75% of the line time.

Note 18: Selected Quarterly Results of Operations (Unaudited)

The table presented below is a summary of quarterly data for the years ended February 28, 2003 and February 28, 2002.

	2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$71,660	$68,151	$67,401	$59,606
Gross Profit	12,839	14,358	11,808	8,570
Income (Loss) from Continuing Operations	2,170	1,459	(298)	(1,282)
Loss on Sale of Discontinued Operation – Specialty Films	—	(101)	—	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	3,683	(610)	(145)	(994)
Extraordinary Loss on Early Retirement of Debt	—	(2,388)	—	—
Net Income (Loss)	5,853	(1,640)	(443)	(2,276)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.15	$0.10	$(0.02)	$(0.09)
Loss on Sale of Discontinued Operation – Specialty Films	—	(0.01)	—	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	0.26	(0.04)	(0.01)	(0.08)
Extraordinary Loss on Early Retirement of Debt	—	(0.17)	—	—

Basic Net Income (Loss) Per Share	$0.41	$(0.12)	$(0.03)	$(0.17)

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.15	$0.10	$(0.02)	$(0.09)
Loss on Sale of Discontinued Operation – Specialty Films	—	(0.01)	—	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	0.25	(0.03)	(0.01)	(0.08)
Extraordinary Loss on Early Retirement of Debt	—	(0.17)	—	—

Diluted Net Income (Loss) Per Share	$0.40	$(0.11)	$(0.03)	$(0.17)

	2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$66,000	$67,361	$63,249	$53,896
Gross Profit	12,235	12,650	11,754	8,592
Income (Loss) from Continuing Operations	800	1,486	(319)	(6,458)
Income from Discontinued Operation – Specialty Films	1,243	226	—	—
Loss from Discontinued Operation – Pinole Point Steel	(3,694)	(3,867)	—	—
Gain on Sale of Discontinued Operation – Specialty Films	—	38,787	—	—
Loss on Discontinued Operation – Pinole Point Steel	—	(42,248)	—	(11,039)
Net Loss	(1,651)	(5,616)	(319)	(17,497)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.06	$0.11	$(0.02)	$(0.46)
Income from Discontinued Operation – Specialty Films	0.09	0.02	—	—
Loss from Discontinued Operation – Pinole Point Steel	(0.27)	(0.28)	—	—
Gain on Sale of Discontinued Operation – Specialty Films	—	2.78	—	—
Loss on Discontinued Operation – Pinole Point Steel	—	(3.03)	—	(0.78)

Basic Net Loss Per Share	$(0.12)	$(0.40)	$(0.02)	$(1.24)

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.06	$0.11	$(0.02)	$(0.46)
Income from Discontinued Operation – Specialty Films	0.09	0.02	—	—
Loss from Discontinued Operation – Pinole Point Steel	(0.27)	(0.28)	—	—
Gain on Sale of Discontinued Operation – Specialty Films	—	2.75	—	—
Loss on Discontinued Operation – Pinole Point Steel	—	(3.00)	—	(0.78)

Diluted Net Loss Per Share	$(0.12)	$(0.40)	$(0.02)	$(1.24)

Item 9. Changes in and Disagreements With Accountants on Accounting  and Financial Disclosure

The Audit Committee of the Board of Directors annually considers the selection of MSC’s independent public accountant. On May 20, 2002, the Audit Committee decided to dismiss Arthur Andersen LLP as MSC’s independent public accountant and to engage Deloitte & Touche LLP to serve as MSC’s independent auditors for fiscal 2003.

Arthur Andersen LLP’s reports on MSC’s Consolidated Financial Statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During MSC’s two most recent fiscal years and through May 20, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on MSC’s Consolidated Financial Statements for such years; and there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K. MSC provided Arthur Andersen LLP with a copy of the foregoing disclosures in May 2002 and Arthur Andersen LLP stated its agreement with such statements.

During MSC’s two most recent fiscal years and through May 20, 2002, MSC did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on MSC’s Consolidated Financial Statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the information found under the caption “Election of Directors” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareowners (“Proxy Statement”), all of which is incorporated by reference herein, for information on the directors of the Company. Reference is made to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement, all of which is incorporated herein by reference. Reference is made to Part I of this report for information on the executive officers of the Company.

Item 11. Executive Compensation

Reference is made to the information under the caption “Compensation of Executive Officers” in the Proxy Statement, all of which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Holders and Management

Reference is made to the information under the caption “Stock Ownership” set forth in the Proxy Statement, all of which is incorporated herein by reference.

The following table presents information relating to securities authorized under the Company’s equity compensation plans. The Company’s shareowners have approved all of these plans.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders	1,574,124	$12.12	532,566
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,574,124	$12.12	532,566

Item 13. Certain Relationships and Related Transactions

Reference is made to the information under the caption “Compensation of Executive Officers” set forth in the Proxy Statement, all of which is incorporated herein by reference.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) Financial Statements and Schedule of the Company

I	Financial Statements of the Company listed in the Index to Consolidated Financial Statements are filed as part of this report.
II	Supplemental Schedule. The report and schedule listed below appear on pages 59 and 60 of this report.
(i)	Report of Independent Public Accountants with respect to Supplemental Schedule to the Financial Statements
(ii)	Schedule II – Reserve for Receivable Allowances

All other schedules have been omitted, since the required information is not significant, is included in the financial statements or the notes thereto or is not applicable.

(B) Reports on Form 8-K

On January 30, 2003, the Company filed a Current Report on Form 8-K, pursuant to Items 5 and 7, to file an amendment to the Rights Agreement, dated as of June 20, 1996, between Material Sciences Corporation and Mellon Investor Services LLC.

(C) Exhibits

Reference is made to the Index to Exhibits on pages 61–63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Sciences Corporation

By:	/S/ MICHAEL J. CALLAHAN
Michael J. Callahan President, Chief Executive Officer and Director

Date: May 15, 2003

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on May 15, 2003.

Signature	Title

/S/ MICHAEL J. CALLAHAN Michael J. Callahan	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ JAMES J. WACLAWIK, SR. James J. Waclawik, Sr.	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

/S/ DAVID J. DENEVE David J. DeNeve	Assistant Secretary (Principal Accounting Officer)

/S/ EUGENE W. EMMERICH Eugene W. Emmerich	Director

/S/ G. ROBERT EVANS G. Robert Evans	Director

/S/ AVRUM GRAY Avrum Gray	Director

E.F. Heizer, Jr.	Director

/S/ FRANK L. HOHMANN III Frank L. Hohmann III	Director

/S/ RONALD A. MITSCH Ronald A. Mitsch	Non-Executive Chairman of the Board

/S/ MARY P. QUIN Mary P. Quin	Director

John D. Roach	Director

/S/ CURTIS G. SOLSVIG III Curtis G. Solsvig III	Director

Certifications

I, Michael J. Callahan, certify that:

1. I have reviewed this annual report on Form 10-K of Material Sciences Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent function):

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ MICHAEL J. CALLAHAN
Michael J. Callahan President and Chief Executive Officer

Dated: May 15, 2003

I, James J. Waclawik, Sr., certify that:

1. I have reviewed this annual report on Form 10-K of Material Sciences Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent function):

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ JAMES J. WACLAWIK, SR.
James J. Waclawik, Sr. Vice President, Chief Financial Officer and Secretary

Dated: May 15, 2003

Report of Independent Public Accountants with Respect to Supplemental Schedule to the Financial Statements

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to Supplemental Schedule II – Reserve for Receivable Allowances for the years ended February 28, 2002 and 2001.

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Material Sciences Corporation 2002 Annual Report to Shareowners in this Form 10-K, and have issued our report thereon dated April 29, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental financial statement schedule is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. The supplemental financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP
Arthur Andersen LLP

Chicago, Illinois

April 29, 2002

Schedule II

Material Sciences Corporation and Subsidiaries (in thousands)

Reserve for Receivable Allowances

		Additions

	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Reclassifications and Acquisitions	Deductions from Reserve	Balance at End of Year

Fiscal 2001
Receivable Allowances	$3,470	$7,401	$—	$—	$(7,750)	$3,121

Fiscal 2002
Receivable Allowances	$3,121	$7,563	$—	$—	$(5,930)	$4,754

Fiscal 2003
Receivable Allowances	$4,754	$8,880	$—	$—	$(8,760)	$4,874

The activity in the Receivable Allowances account includes the Company’s bad debt, claim and scrap allowance.

Index to Exhibits

Exhibit Number	Description of Exhibit

2(a)	Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(7)

2(b)	Purchase Agreement by and among Material Sciences Corporation, MSC Specialty Films, Inc., Bekaert Corporation and N.V. Bekaert S.A., dated June 10, 2001.(14)

2(c)	First Amendment to Purchase Agreement, dated June 29, 2001.(14)

3(a)	Registrant’s Restated Certificate of Incorporation.(6)

3(b)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

3(c)	Registrant’s By-laws, as amended.(9)

4(a)	Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on Schedule I attached thereto.(8)

4(b)

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

4(e)	Rights Agreement dated as of June 20, 1996, between Material Sciences Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent.(2)

4(f)	First Amendment to Rights Agreement dated as of June 17, 1998, between the Registrant and Chase Mellon Shareholder Services, L.L.C., as Rights Agent.(9)

4(g)

Loan and Security Agreement dated as of October 11, 2001 among Material Sciences Corporation and LaSalle Bank National Association, The Northern Trust Company and LaSalle Bank National Association, as Agent.(15)

4(h)

Second Amendment to Rights Agreement, dated as of January 30, 2003, between Material Sciences Corporation and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, L.L.C.), as Rights Agent.

There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Securities and Exchange Commission upon request.

10(a)	Material Sciences Corporation Stock Purchase Plan.(1)†

10(b)	Material Sciences Corporation Supplemental Pension Plan.(1)†

10(c)	Material Sciences Corporation Employee Stock Purchase Plan.(10)†

10(d)	Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(10)†

10(e)	Material Sciences Corporation 1985 Stock Option Plan for Directors.(10)†

10(f)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)†

Exhibit Number	Description of Exhibit

10(g)	Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(10)†

10(h)	Material Sciences Corporation 1991 Stock Option Plan for Directors.(10)†

10(i)	Material Sciences Corporation Directors Deferred Compensation Plan.(10)†

10(j)	Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(4)†

10(k)	Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(10)†

10(l)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10(m)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(10)

10(n)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(10)

10(o)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(10)

10(p)	Form of Standstill Agreement dated as of January 29, 1986, among Material Sciences Corporation, Richard L. Burns and Joyce Burns.(10)

10(q)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(10)

10(r)	Severance Benefits Agreement dated October 22, 1996, between Material Sciences Corporation and James J. Waclawik, Sr.(5)†

10(s)	Tolling Agreement dated as of June 30, 1998, between Walbridge Coatings and Inland Steel Company.(10)(17)

10(t)	Form of Change in Control Agreement.(9)†

10(u)	Amendment to the Supplemental Employee Retirement Plan.(9)†

10(v)	Form of Change in Control Agreement (MSC Executive Officers).(13)†

10(w)	Form of Change in Control Agreement (Subsidiary Executive Officers).(13)†

10(x)	License Agreement, dated as of January 31, 2002, by and between Material Sciences Corporation and TouchSensor Technologies, L.L.C.(16)(17)

10(y)	Purchase Agreement, dated April 23, 2002, by and among Material Sciences Corporation, LTV Steel Company, Inc., LTV Walbridge, Inc. and MSC Walbridge Coatings Inc.(16)

10(z)	Separation Agreement and General Release, dated April 23, 2003, by and between Material Sciences Corporation and Gerald G. Nadig.*

10(aa)	Purchase Agreement, dated as of May 2, 2003, by and among ISG Acquisition Inc., ISG Venture Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.*

10(bb)	Tolling Agreement, dated as of May 6, 2003, by and among International Steel Group, Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.*

10(cc)	Material Sciences Corporation Supplemental Retirement Plan.†*

21	Subsidiaries of the Registrant.*

Exhibit Number	Description of Exhibit

23(a)	Consent of Deloitte & Touche LLP.*

23(b)	Notice Regarding Consent of Arthur Andersen LLP.*

99	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.*

*	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 25, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.
(5)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1997 (File No. 1-8803).
(6)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 30, 1997 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-8803).
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 1998 (File No. 1-8803).
(10)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1999 (File No. 1-8803).
(12)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2001 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended May 31, 2001 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on June 29, 2001 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 2001 (File No. 1-8803).
(16)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2002 (File No. 1-8803).
(17)	Certain information in this exhibit has been omitted and filed separately with Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.