Form 10-Q
period 2003-05-31
MATERIAL SCIENCES CORP
filed 2003-07-07
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

Commission File Number 1-8803

MATERIAL SCIENCES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	95-2673173
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

2200 East Pratt Boulevard Elk Grove Village, Illinois	60007
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (847) 439-8270

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of July 3, 2003, there were 14,142,587 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended May 31, 2003

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Loss) (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands, except per share data)	Three Months Ended May 31,
	2003	2002
Net Sales (1)	$59,383	$71,660
Cost of Sales	49,913	58,821

Gross Profit	$9,470	$12,839
Selling, General and Administrative Expenses	10,046	9,164
Restructuring Expenses (10)	1,964	—

Income (Loss) from Operations	$(2,540)	$3,675

Other (Income) and Expense:
Interest (Income) Expense, Net (9)	$845	$(206)
Equity in Results of Joint Ventures (1)	266	315
Other, Net	18	61

Total Other Expense, Net	$1,129	$170

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	$(3,669)	$3,505
Provision (Benefit) for Income Taxes	(1,439)	1,335

Income (Loss) from Continuing Operations	$(2,230)	$2,170
Discontinued Operations: (11)
Gain (Loss) on Discontinued Operation—Pinole Point Steel (Net of Benefit for Income Taxes of $85 and Provision for Income Taxes of $2,560, Respectively)	(123)	3,683

Net Income (Loss)	$(2,353)	$5,853

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.16)	$0.15
Gain (Loss) on Discontinued Operation—Pinole Point Steel	(0.01)	0.26

Basic Net Income (Loss) Per Share	$(0.17)	$0.41

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.16)	$0.15
Gain (Loss) on Discontinued Operation—Pinole Point Steel	(0.01)	0.25

Diluted Net Income (Loss) Per Share	$(0.17)	$0.40

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	13,884	14,335
Dilutive Shares	—	137

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,884	14,472

Outstanding Common Stock Options Having No Dilutive Effect	1,472	794

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	May 31, 2003	February 28, 2003
Assets:
Current Assets:
Cash and Cash Equivalents	$29,801	$43,880
Restricted Cash (6)	2,280	2,280

Total Cash, Cash Equivalents and Restricted Cash	$32,081	$46,160
Marketable Securities (7)	41	1,002
Receivables, Less Reserves of $4,777 and $4,874, Respectively (1)	35,030	27,607
Income Taxes Receivable	490	2,339
Prepaid Expenses	3,309	1,792
Inventories:
Raw Materials	10,508	10,540
Finished Goods	17,765	15,832
Deferred Income Taxes	1,461	1,461
Asset Held for Sale	104	506
Current Assets of Discontinued Operation, Net—Pinole Point Steel (11)	15,873	16,035

Total Current Assets	$116,662	$123,274

Property, Plant and Equipment	$262,171	$251,243
Accumulated Depreciation and Amortization	(161,734)	(158,055)

Net Property, Plant and Equipment	$100,437	$93,188

Other Assets:
Investment in Joint Ventures (1)	$1,357	$12,881
Goodwill (8)	7,294	7,116
Other	1,358	1,350

Total Other Assets	$10,009	$21,347

Total Assets	$227,108	$237,809

Liabilities:
Current Liabilities:
Current Portion of Long-Term Debt	$17,669	$11,559
Accounts Payable	20,664	22,944
Accrued Payroll Related Expenses	7,894	13,705
Accrued Expenses	7,560	6,668

Total Current Liabilities	$53,787	$54,876

Long-Term Liabilities:
Deferred Income Taxes	$2,746	$5,699
Long-Term Debt, Less Current Portion	37,667	43,944
Other	12,382	11,403

Total Long-Term Liabilities	$52,795	$61,046

Shareowners’ Equity:
Preferred Stock (2)	$—	$—
Common Stock (3)	368	365
Additional Paid-In Capital	70,779	70,143
Treasury Stock at Cost (4)	(46,528)	(46,528)
Retained Earnings	94,943	97,296
Accumulated Other Comprehensive Income (Loss) (5)(7)	964	611

Total Shareowners’ Equity	$120,526	$121,887

Total Liabilities and Shareowners’ Equity	$227,108	$237,809

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	Three Months Ended May 31,
	2003	2002
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(2,353)	$5,853
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Discontinued Operation, Net—Pinole Point Steel (11)	39	21,793
(Gain) Loss on Discontinued Operation—Pinole Point Steel (11)	123	(3,683)
Depreciation and Amortization	3,727	4,145
Benefit for Deferred Income Taxes	(269)	(43)
Compensatory Effect of Stock Plans	467	370
Gain on Sale of Asset	(162)	—
Other, Net	272	315
Changes in Assets and Liabilities:
Receivables	(5,220)	(6,624)
Income Taxes Receivable	(834)	(270)
Prepaid Expenses	(1,517)	(1,821)
Inventories	(1,901)	886
Accounts Payable	(1,519)	1,106
Accrued Expenses	(5,069)	(6,829)
Other, Net	799	258

Net Cash Provided by (Used in) Operating Activities	$(13,417)	$15,456

Investing Activities:
Discontinued Operation, Net—Pinole Point Steel (11)	$—	$(176)
Cash Received from Sale of Pinole Point Steel, Net (11)	—	32,461
Capital Expenditures	(1,381)	(1,239)
Acquisition, Net of Cash and Cash Equivalents Acquired (1)	(568)	—
Proceeds from Sale of Asset	679	—
Investment in Joint Ventures (1)	(358)	(3,118)
Purchases of Marketable Securities (7)	—	(4,990)
Proceeds from Sale of Marketable Securities (7)	1,000	7,000
Other	(39)	89

Net Cash Provided by (Used in) Investing Activities	$(667)	$30,027

Financing Activities:
Payments of Debt	$(167)	$(13,570)
Cash from Cancellation of Letter of Credit (6)	—	3,235
Payments on Rights Redemption	(149)	—
Purchase of Treasury Stock (4)	—	(136)
Issuance of Common Stock	321	246

Net Cash Provided by (Used in) Financing Activities	$5	$(10,225)

Net Increase (Decrease) in Cash	$(14,079)	$35,258
Cash and Cash Equivalents at Beginning of Period	43,880	33,806

Cash and Cash Equivalents at End of Period	$29,801	$69,064

Supplemental Cash Flow Disclosures:
Interest Paid	$28	$3,652
Income Taxes Paid	91	99

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION

(In thousands)

The data for the three months ended May 31, 2003 and 2002 have not been audited by our independent public accountants but, in the opinion of Material Sciences Corporation (the “Company” or “MSC”), reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2003.

(1)	On May 7, 2003, International Steel Group, Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets, including BSC’s 33.5% interest in Walbridge Coatings (the “Partnership”), and MSC purchased this Partnership interest from ISG for $3,600. Accordingly, as of such date, the Company has a 100% controlling interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Consolidated Financial Statements. In conjunction with these transactions, the Company entered into a tolling agreement with ISG to provide electrogalvanizing and other coating and ancillary services to ISG until December 31, 2004, and ISG assumed all amounts payable by BSC to the Partnership. Through the expiration date of the tolling agreement, ISG has priority production rights for up to 25% of the available line time at the Walbridge, Ohio facility, and MSC will market the remaining 75% of the line time.

During the three months ended May 31, 2003 and 2002, the Company derived approximately 8.8% and 26.8%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility. There were no trade receivables due from the Partnership as of May 31, 2003 and $620 as of February 28, 2003. Summarized financial information for the Partnership is presented below.

	March 1, 2003 through May 7, 2003	Three Months Ended May 31, 2002
Income Statement Information
Net Sales	$4,849	$15,660
Loss from Operations	(446)	(615)
Net Loss	(440)	(615)

	May 31, 2003	February 28, 2003
Balance Sheet Information
Current Assets	$—	$6,552
Total Assets	—	17,483
Total Liabilities	—	609
Partners’ Capital	—	16,874

(2)	Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,332,660 Shares Issued and 14,144,012 Shares Outstanding as of May 31, 2003 and 18,221,830 Shares Issued and 14,033,182 Shares Outstanding as of February 28, 2003.

(4)	Treasury Stock at Cost; 4,188,648 Shares as of May 31, 2003 and February 28, 2003. During the first quarter of fiscal 2003, MSC purchased $136 of the Company’s common stock. No further share repurchase programs have been approved by the Company’s Board of Directors.

(5)	Comprehensive Income (Loss):

	Three Months Ended May 31,
	2003	2002
Net Income (Loss)	$(2,353)	$5,853
Other Comprehensive Income:
Foreign Currency Translation Adjustments	353	168
Unrealized Loss on Marketable Securities	—	(30)

Comprehensive Income (Loss)	$(2,000)	$5,991

(6)	As of May 31, 2003, the Company’s remaining outstanding letters of credit continue to be cash collateralized. Other than $2,280 that was classified as Restricted Cash in the Consolidated Balance Sheets, there are no other restrictions on the use of the Company’s cash and cash equivalents under the Company’s line of credit facility at times when the Company has no borrowings outstanding and has cash collateralized its obligations. The line of credit is secured by accounts receivable of the Company.

The 1998 Senior Note agreements require the Company to adhere to certain covenants including maintenance of consolidated cumulative adjusted net worth of $118,341. This covenant may limit the Company’s ability to repurchase its common stock and pay dividends from time to time. As of May 31, 2003, the Company’s consolidated cumulative adjusted net worth was $120,526.

(7)	During the first quarter of fiscal 2003, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in U.S. agency and corporate notes and are classified as Marketable Securities in the Consolidated Balance Sheets. The Company recorded unrealized gains and losses on its investments in marketable securities to adjust the carrying value of these investments to fair value. There were no unrealized gains or losses as of May 31, 2003. Unrealized losses were $30 as of May 31, 2002. The unrealized losses were classified as a component of Accumulated Other Comprehensive Income (Loss) in Shareowners’ Equity.

(8)	In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. The Company completed its initial assessment as of August 31, 2002 as required under the impairment requirements of SFAS No. 142 and no impairment was deemed necessary. The Company also completed the required annual impairment assessment as of February 28, 2003 and no impairment was deemed necessary.

All goodwill relates to the EMS segment. Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Consolidated Balance Sheets. Changes in the carrying amount of goodwill for the quarter ended May 31, 2003 are shown below.

Goodwill, Net as of February 28, 2003	$7,116
Contingent Purchase Price	35
Foreign Exchange	143

Goodwill, Net as of May 31, 2003	$7,294

(9)	The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended May 31,
	2003	2002
Interest (Income) Expense, Net:
Interest Expense	$959	$1,836
Interest Income	(114)	(245)
Interest Expense Allocated to Pinole Point Steel	(—)	(1,797)

Interest (Income) Expense, Net	$845	$(206)

The loss from discontinued operation, net of income taxes of Pinole Point Steel, for the three months ended May 31, 2002 includes an allocation of consolidated interest expense as noted in the table above. The allocation was based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel’s subsequent cash flow.

(10)	On November 20, 2002, the Company announced it implemented a program to reduce overhead and improve efficiencies. The program involved restructuring MSC’s manufacturing organization, including terminations of 14 salaried personnel in the third quarter of fiscal 2003. The Company recorded a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003. Of this amount, $677 pertained to severance expenses and $178 for other related costs. Total cash paid in fiscal 2003 related to this restructuring program was $383. During the first quarter of fiscal 2004, an additional $199 was paid. The remaining restructuring reserve for this program was $241 as of May 31, 2003 and is scheduled to be paid throughout fiscal 2004.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a new President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 is scheduled to be paid out over two years and the remainder relates to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. As a result, $485 has been recorded as Other Long-Term Liabilities in the Consolidated Balance Sheets. The Company recorded additional restructuring expenses of $143 during the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. Of this amount, cash of $404 was paid during the first quarter of fiscal 2004. The restructuring reserve as of May 31, 2003, is presented in the chart below.

	Severance	Other	Total
Restructuring Reserve as of February 28, 2003	$391	$81	$472
Restructuring Reserve Recorded During the Three Months Ended May 31, 2003	1,013	951	1,964
Reclassification of Supplemental Pension Reserve	—	(338)	(338)
Cash Payments	(200)	(403)	(603)

Total	$1,204	$291	$1,495

(11)	On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of liquidating the remaining assets and liabilities of the business. As of May 31, 2003, the Company has received $47,850 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $16,676 from liquidating the Pinole Point Steel operations. As of May 31, 2003, there is $15,873 in net assets remaining to be liquidated. The net assets consist primarily of the expected tax refund and related tax credit carryforward due to a loss carryback offsetting a portion of the gain on sale of its Specialty Films business in fiscal 2002. The Company received an income tax refund of $10,589 during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. The remaining net assets include accounts receivable, offset, in part, by severance expenses and other liabilities not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets and operating results of the business.

During the first quarter of fiscal 2004, the Company recorded a loss on discontinued operation, net of income taxes, of $123 primarily related to workers compensation expenses.

During the first quarter of fiscal 2003, the Company recorded a favorable adjustment on discontinued operation, net of income taxes, of $3,683 to reduce the previously provided loss on discontinued operation. The adjustment consisted of a favorable change in the estimated proceeds of the sale of $2,436 and a reduction for estimated operating losses of $1,247 due to higher plant utilization and customers’ willingness to accelerate product deliveries prior to the closing of the transaction.

Net sales and loss from discontinued operation of Pinole Point Steel were as follows:

	Three Months Ended May 31,
	2003	2002
Net Sales	$—	$48,050
Loss from Discontinued Operation, Net of Income Taxes	—	(2,136)

The loss from discontinued operation, net of income taxes, for the three months ended May 31, 2002 included the allocation of consolidated interest expense of $1,797.

(12)	The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”); the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”); the Material Sciences Corporation Stock Option Plan for Non-Employee Directors (“1996 Directors Plan”); and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been as shown in the following pro forma amounts:

	Three Months Ended May 31,
	2003	2002
Net Income (Loss):
As Reported	$(2,353)	$5,853
Stock Based Employee Compensation Expense, Net of Income Taxes	(202)	(707)

Pro Forma	$(2,555)	$5,146

Basic Net Income (Loss) Per Share:
As Reported	$(0.17)	$0.41

Pro Forma	$(0.18)	$0.36

Diluted Net Income (Loss) Per Share:
As Reported	$(0.17)	$0.40

Pro Forma	$(0.18)	$0.36

(13)	MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. The Company’s two reportable segments are: MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS focuses on providing material-based solutions for electronic, acoustical/thermal and coated metal applications. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems and enhance performance. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and thermal energy. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. EMS domestic and foreign sales are presented in the chart. Of the foreign sales, no one country comprised greater than 10% of consolidated EMS sales. EMD focuses on field-effect technology for sensors, switches, displays and interface solutions in the consumer electronics and transportation markets. Corporate represents unallocated general corporate expenses. The restructuring expenses of $1,964 recorded during the first quarter of fiscal 2004 are primarily included in Corporate. Loss before income taxes for Corporate includes interest expense of $935 not allocated to discontinued operations. The Company’s reportable segments are presented in the table below.

	Three Months Ended May 31,
	2003	2002
Net Sales
EMS—Domestic	$57,382	$69,873
EMS—Foreign	1,925	1,787
EMD	76	—

Total	$59,383	$71,660

Income (Loss) Before Income Taxes
EMS	$2,503	$5,670
EMD	(1,517)	(366)
Corporate	(4,655)	(1,799)

Total	$(3,669)	$3,505

(14)	The Company adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” on March 1, 2002. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. MSC has assessed the impairment requirements of SFAS No. 144 and believes that no adjustment is necessary as of May 31, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 makes changes to several areas, including the classification of gains and losses from extinguishment of debt and accounting for certain lease modifications. The statement is effective for fiscal years beginning after May 15, 2002. With the adoption of SFAS No. 145 on March 1, 2003, the extraordinary loss on early retirement of debt, incurred during the second quarter of fiscal 2003, will no longer be classified as an extraordinary item and will be reflected as a component of income from continuing operations in the Consolidated Statements of Income (Loss).

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

In November 2002, the FASB issued Interpretation No. 45 “Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. Interpretation No. 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective immediately and have been considered for purposes of the Company’s footnote disclosures. The adoption of FASB Interpretation No. 45 has no material impact on the Company’s financial position, results of operations or cash flows and, therefore, no disclosure is required. The Company has evaluated the provisions of Interpretation No. 45, and has determined that no guarantees or indemnifications currently exist that must be disclosed or accounted for according to the requirements of Interpretation No. 45.

In December 2002, the FASB issued No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB No. 123.” This statement amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS No. 148 were effective for the Consolidated Financial Statements for the year ended February 28, 2003.

The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under this Interpretation, certain entities known as “Variable Interest Entities” (“VIE”) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company was required to apply the requirements of FASB Interpretation No. 46 effective January 31, 2003, for all VIEs created after that date and as of the fourth quarter of fiscal 2004 for VIEs existing as of January 31, 2003. The Company has no VIEs as defined in this Interpretation and as a result, the adoption of FASB Interpretation No. 46 has no material impact on the Company’s financial position, results of operations or cash flows.

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

MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1,100 to $1,800. The Company’s environmental reserves were approximately $1,300 as of May 31, 2003.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove Village facility. The Company has filed a response and performed stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those recent stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicate the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line was in excess of the permit limit. To address that issue, the Company filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA granted. The Illinois EPA has indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation may require referral to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company.

The Company believes that the ultimate outcome of its environmental legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of May 31, 2003 and, where applicable, taking into account contributions from other PRPs. However, there can be no assurance that the Company’s environmental legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors.

The Company is also party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended May 31, 2003

PART I. FINANCIAL INFORMATION

(In thousands)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2003, as well as the other Company filings with the Securities and Exchange Commission.

MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. As a result of the Company’s restructuring program in fiscal 2002 and its increase in expense related to field-effect switch/sensors, MSC is reporting results for all periods on the basis of two business segments, MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS’s electronic material-based solutions consist primarily of coated metal and laminated noise reducing materials used in the electronics market. EMS’s acoustical/thermal material-based solutions consist of layers of metal and other materials used to manage noise and thermal energy for the automotive, lighting and appliance markets. EMS’s coated metal material-based solutions include coil coated and electrogalvanized (“EG”) products primarily used in the automotive, building and construction, appliance and lighting markets. EMD’s electronic material-based solutions include field-effect technology for sensors, switches, displays and interface solutions in the consumer electronics and transportation markets.

As a result of the sale of substantially all of the assets of the Company’s Pinole Point Steel business, including MSC Pinole Point Steel Inc. and MSC Pre Finish Metals (PP) Inc., to Grupo IMSA S.A. de C.V. (“IMSA”) and other third parties in the first quarter of fiscal 2003, Pinole Point Steel is reported as a discontinued operation for all periods presented.

RESULTS OF OPERATIONS

Net sales from continuing operations of MSC in the first quarter of fiscal 2004 were $59,383, 17.1% lower than $71,660 in the prior first quarter. MSC’s gross profit margin was 15.9%, or $9,470, in the first quarter of fiscal 2004 compared with 17.9%, or $12,839, in the first quarter of fiscal 2003. Selling, general and administrative (“SG&A”) expenses of $10,046 were 16.9% of net sales in the first quarter of fiscal 2004 as compared with $9,164, or 12.8%, of net sales in the same period last year.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a new President and Chief Executive Officer. MSC entered into a separation agreement with the former officer, resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 is scheduled to be paid out over two years and the remainder relates to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. As a result, $485 has been recorded as Other Long-Term Liabilities in the Consolidated Balance Sheets. The Company recorded additional restructuring expenses of $143 during the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964.

The Company is currently in the process of implementing cost reductions and restructuring plans. MSC has consolidated the administrative structure of the Company, combined its sales and marketing departments to improve results by strengthening the depth and talent level of the combined organization and reduced overhead expenses throughout the Company. These actions will result in estimated savings of approximately $2.2 million in fiscal 2004 and $3.3 million on an annualized basis, with minimal restructuring charges. The Company is also reviewing all operations including its manufacturing structure, procurement and operating drivers which are expected to generate additional savings.

MSC Engineered Materials and Solutions Group

Net sales for EMS decreased 17.2% in the first quarter of fiscal 2004 to $59,307 from $71,660 in the same period last year. Sales of electronic-based materials increased 57.5% to $8,165 during the first quarter of fiscal 2004, from $5,183 in the prior year period. The increase was due to higher sales of NRGDamp™ for computer disk drive covers. Acoustical/thermal materials sales declined by 4.0% in the first quarter of fiscal 2004 to $15,774, as compared with $16,436 in the first quarter of fiscal 2003. Decreased sales of disc brake noise damping materials as well as lower shipments to the lighting market were somewhat offset by higher shipments of Quiet Steel® to the transportation market. Sales of coated metal materials decreased 29.3% to $35,368 during the first quarter of fiscal 2004, from $50,041 in the prior year’s first quarter. The main contributor to the decrease was lower electrogalvanizing sales to Double Eagle Steel Coating Company, whose coating line capabilities were interrupted between December 2001 and September 2002 as a result of a major fire at its facility. In addition, lower shipments of coated metal to the building and construction, gas tank and lighting markets, were offset slightly by an increase in materials sold in the swimming pool market.

EMS’s gross profit margin for the first quarter of fiscal 2004 was 16.0%, or $9,460, as compared with 17.9%, or $12,839, in the first quarter fiscal 2003. The decline was due to lower sales, lower capacity utilization and a less favorable product mix compared with the first quarter of the prior year. In addition, as of May 7, 2003, the Company is recording depreciation expense for the production equipment at the Walbridge, Ohio facility in Cost of Sales rather than as a component of Equity in Results of Joint Ventures.

SG&A expenses of $6,701 were 11.3% of net sales in the first quarter of fiscal 2004 as compared with $6,854, or 9.6% of net sales in the same period last year. The increase in SG&A percentage was due mainly to lower net sales as well as increased investments in marketing and research and development.

MSC Electronic Materials and Devices Group

Sales related to the switch/sensor business were $76 in the first quarter of fiscal 2004. There were no switch/sensor sales in the first quarter of fiscal 2003. The sales for the first quarter largely consisted of switch assemblies for Toshiba’s projection televisions.

EMD’s gross profit margin was 13.2%, or $10, in the first quarter of fiscal 2004. The margin reflects the costs associated with initial prototype development, non-recurring engineering charges and a specific application with high non-electronic content.

SG&A expenses were $1,527 in the first quarter of fiscal 2004. SG&A expenses were $366 in the first quarter of fiscal 2003. The increase in SG&A expenses relate to marketing and sales, engineering and administrative expenses as well as the minimum royalty amount payable to TouchSensor Technologies, LLC (“TST”). The Company has refocused the spending in its switch/sensor business to emphasize near-term results while continuing support for longer-term market opportunities. This will result in annual SG&A spending for the switch/sensor business of approximately $5.0 million in fiscal 2004.

Total Other (Income) and Expense, Net and Income Taxes

Total other expense, net was $1,129 in the first quarter of fiscal 2004 as compared with $170 in the first quarter of fiscal 2003. The variance was primarily due to the allocation of interest expense to the Pinole Point Steel business in the first quarter of fiscal 2003. Equity in Results of Joint Ventures was a net loss of $266 and $315 for the first quarter of fiscal 2004 and 2003, respectively. MSC’s effective tax rate for continuing operations was 39.2% (benefit) for the first quarter of fiscal 2004 versus 38.1% (provision) for the same period last year. The variance in the effective tax rate was due to the amount of income before income taxes relative to tax credits and other permanent items.

General

EMS

On May 7, 2003, International Steel Group, Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets as part of BSC’s bankruptcy proceedings. On the same day, MSC purchased from ISG the remaining 33.5% ownership interest in Walbridge Coatings (the “Partnership”) for $3,600. Accordingly, as of such date, the Company has a 100% controlling interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Consolidated Financial Statements. In conjunction with the purchase, MSC entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG for a period ending on December 31, 2004, and ISG assumed amounts payable by BSC to the Partnership. ISG will have priority production rights to 25% of the available line time, and MSC will market the remaining line time.

On May 13, 2002, the Company completed the purchase of the ownership interest in the Partnership from a subsidiary of the LTV Steel Company, Inc. (“LTV”) for $3,137. As a result of the purchase, MSC’s ownership interest in the Partnership increased to 66.5% and it gained access to an additional 33% of the facility’s line time for a total of 37%.

On December 15, 2001, a major fire destroyed an electrogalvanizing facility owned by the Double Eagle Steel Coating Company (“DESCO”), a joint venture between U.S. Steel Corporation and Rouge Steel Company. The Partnership serviced both U.S. Steel Corporation and Rouge Steel Company, in addition to BSC, ISPAT Inland Inc. and other customers with EG and other services in fiscal 2003. The DESCO facility resumed production in September 2002, and EMS does not expect to continue to supply U.S. Steel Corporation’s and Rouge Steel Company’s long-term requirements. U.S. Steel Corporation and Rouge Steel Company did not utilize any of the Walbridge, Ohio facility’s available line time in the first quarter of fiscal 2004.

During the first quarter of fiscal 2003, U.S. Steel Corporation and Rouge Steel Company utilized 19.4% of the Walbridge, Ohio facility’s available line time.

In addition, the Company expects that Walbridge Coatings’ sales to ISG for fiscal 2004 will not be as great as the fiscal 2003 sales to BSC ($37,379). Based upon the loss of DESCO’s business, the expected decline in ISG’s utilization of the facility, partially offset by increased production of Quiet Steel, the Company anticipates that the Walbridge, Ohio facility will operate at approximately 50% of capacity for the next three to six months. The Walbridge, Ohio facility’s current and future production levels, however, are dependent, in large part, upon economic conditions in the industries that use EG and other coated sheet steel products, including the automotive and appliance industries.

EMD

On January 31, 2002, the Company expanded its electronic material-based solutions by entering into an exclusive license agreement with TST. This agreement provides EMD the right to manufacture, use and sell TST’s patented touch sensor technology for sensors, switches, displays and interface solutions in the consumer electronics and transportation markets. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount. In general, the exclusive license period ends on February 28, 2006, subject to the Company’s right to extend the exclusive license period in certain circumstances. The fiscal 2004 minimum annual royalty amount payable to TST is $1,125, of which $375 was paid on June 2, 2003.

Other

On April 16, 2003, the Company’s Board of Directors voted to terminate the Company’s shareholder rights agreement. The agreement was terminated by redeeming all of the outstanding rights at a price of $0.01 per right, or approximately $149 in the aggregate, payable in cash and recorded as a charge to Shareowners’ Equity in the Consolidated Balance Sheets. There was currently one right attached to each outstanding share of common stock. The redemption payment was mailed on or about May 27, 2003 to shareowners of record on April 28, 2003. As a result of the redemption, the rights cannot become exercisable, and the shareholder rights agreement has been terminated.

The Company is also party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

RESULTS OF DISCONTINUED OPERATION

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of liquidating the remaining assets and liabilities of the business. As of May 31, 2003, the Company has received $47,850 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $16,676 from liquidating the Pinole Point Steel operations. As of

May 31, 2003, there is $15,873 in net assets remaining to be liquidated. The net assets consist primarily of the expected tax refund and related tax credit carryforward due to a loss carryback offsetting a portion of the gain on sale of its Specialty Films business in fiscal 2002. The Company received an income tax refund of $10,589 during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. The remaining net assets include accounts receivable, offset, in part, by severance expenses and other liabilities not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets and operating results of the business.

During the first quarter of fiscal 2004, the Company recorded a loss on discontinued operation, net of income taxes, of $123 primarily related to workers compensation expenses.

During the first quarter of fiscal 2003, the Company recorded a favorable adjustment on discontinued operation, net of income taxes, of $3,683 to reduce the previously provided loss on discontinued operation. The adjustment consisted of a favorable change in the estimated proceeds of the sale of $2,436 and a reduction for estimated operating losses of $1,247 due to higher plant utilization and customers’ willingness to accelerate product deliveries prior to the closing of the transaction.

Net sales of Pinole Point Steel were $48,050 in the first quarter of fiscal 2003. Loss from discontinued operation, net of income taxes, in the first quarter of fiscal 2003 was $2,136.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. The Company believes that its cash on hand, expected income tax refund, marketable securities and availability under its credit facility will be sufficient to fund its operations and working capital needs.

During the first quarter of fiscal 2004, MSC utilized $13,417 of cash from operating activities as compared with generating $15,456 in the first quarter last year. The prior year’s first quarter included $21,793 of cash generated from liquidating the Pinole Point Steel business. In addition, the Company incurred a net loss of $2,353 in the first quarter of fiscal 2004 versus net income of $5,853 for the same period last year. Working capital investment was $15,261 in the first quarter of fiscal 2004 as compared to $13,294 in the first quarter of fiscal 2003. Working capital is generally higher as of May 31 than any other quarter end due to first quarter payments for variable compensation, contributions to the defined contribution pension plan and insurance premiums paid for the entire fiscal year.

In the first quarter of fiscal 2004, MSC invested $1,381 in capital improvement projects compared to $1,239 in the same period last year. There was no capital spending related to discontinued operations in the first quarter of fiscal 2004 and $176 for the first quarter of fiscal 2003. Investments in joint ventures were $358 in the first quarter of fiscal 2004, compared with $3,118 in the first quarter last year relating to the purchase of LTV’s ownership interest in the Partnership.

MSC’s total debt decreased to $55,336 as of May 31, 2003, from $55,503 as of February 28, 2003. On June 2, 2003, the Company made principal debt payments of $11,278 and interest payments of $1,870 related to the 1998 Senior Notes.

In April 2002, one of the Company’s letters of credit for $3,235 was canceled and the related cash collateral was released to the Company. As of May 31, 2003, the Company’s remaining outstanding letters of credit continue to be cash collateralized. Other than $2,280 that was classified as Restricted Cash in the Consolidated Balance Sheets, there are no other restrictions on the Company’s use of its cash and cash equivalents under the Company’s line of credit facility at times when the Company has no borrowings outstanding and has cash collateralized its obligations. The line of credit is secured by accounts receivable of the Company.

The 1998 Senior Note agreements require the Company to adhere to certain covenants including maintenance of consolidated cumulative adjusted net worth of $118,341. This covenant may limit the Company’s ability to repurchase its common stock and pay dividends from time to time. As of May 31, 2003, the Company’s consolidated cumulative adjusted net worth was $120,526. The Company is continuing to review the terms and conditions of the 1998 Senior Notes and is in negotiations with the holders of such Notes to potentially modify existing covenants. The modifications may include additional debt prepayments and related make-whole penalties as outlined in the Senior Note agreements. However, there can be no assurance that the Company will be able to modify the Note agreements or terms favorable to MSC, or at all.

During the first quarter of fiscal 2004, MSC received $679 of proceeds and recorded a gain of $162 related to the sale of vacant real estate near the Company’s Morrisville, Pennsylvania facility.

On June 2, 2003, the Company made a minimum annual royalty payment of $375 for the first quarter of fiscal 2004 related to the license agreement with TST.

During the first quarter of fiscal 2003, MSC purchased $136 of the Company’s common stock. No further share repurchase programs have been approved by the Company’s Board of Directors.

MSC had a capital lease obligation of $114 as of May 31, 2003 relating to the Walbridge, Ohio facility. The capital lease expires on June 30, 2003. In the fourth quarter of fiscal 2003, the Company renewed the term of the lease for five years ending June 30, 2008. The extension will be treated as an operating lease.

The Company is continuously reviewing the potential for investments in its growth markets. In addition, the Company also reviews the potential value to shareowners of divesting or idling facilities or other assets which are not performing to the Company’s expectations.

The Company is party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, is $1,100 to $1,800 as of May 31, 2003. Refer to Note 15 for additional information.

Contractual Obligations

The following table summarizes the contractual obligations the Company has outstanding by fiscal year as of May 31, 2003.

Obligations Due In	Long-Term Debt Principal and Interest Payments	Operating Leases	Capital Lease	Minimum Royalties	Total
Fiscal 2004 (Nine Months)	$14,642	$1,660	$114	$1,125	$17,541
Fiscal 2005 – 2006	17,679	3,186	—	5,875	26,740
Fiscal 2007 – 2008	15,971	2,041	—	—	18,012
Fiscal 2009 and Thereafter	20,754	363	—	—	21,117

Total	$69,046	$7,250	$114	$7,000	$83,410

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, accounts receivable reserves, inventory valuation reserves, environmental liabilities and contingencies, long-lived assets, concentrations of credit risks and defined benefit retirement plans. Details regarding the Company’s use of these policies and the related estimates are described fully in MSC’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 filed with the Securities and Exchange Commission. There have been no material changes to the Company’s critical accounting policies that impacted MSC’s financial condition or results of operations in the first quarter of fiscal 2004.

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors and shareowners can better understand a company’s future prospects and make informed investment decisions. This Form 10-Q contains forward-looking statements, which include, without limitation, those statements regarding our estimated loss and proceeds from the disposition of discontinued operations, that set out anticipated results based on management’s plans and assumptions. MSC has tried, wherever possible, to identify such statements by using words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q, including, among others:

•	The Company’s ability to successfully implement its restructuring and cost reduction plans and achieve the benefits it expects from these plans;

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Competitive factors;

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974);

•	Continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates;

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war, including the war in Iraq, or terrorism;

•	Acceptance of Quiet Steel parts by the North American automotive market;

•	Proceeds and potential impact from the potential sale or idling of facilities or other assets;

•	Increases in the prices of raw and other material inputs used by the Company;

•	The loss, or changes in the operations, financial condition or results of operations of one or more significant customers of the Company;

•	The risk of the successful development, introduction and marketing of new products and technologies, including products based on the touch sensor technology the Company has licensed from TST;

•	The anticipated marketing and research and development spending and the license fee payable to TST related to the switch/sensor business;

•	Facility utilization and product mix at the Walbridge, Ohio facility, including the extent of ISG’s utilization;

•	Final realization of proceeds on the sale of Pinole Point Steel including realization of the tax credit carryforward;

•	The risks associated with the termination of the joint venture partnership with Tekno in December 2003;

•	The impact of future warranty expenses;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations, including any risks, costs and penalties arising out of an enforcement action by the Illinois EPA and Attorney General related to the Company’s Elk Grove Village facility;

•	Continuation of current interest rates and the potential impact on potential future early extinguishment of debt;

•	The impact of negotiations with the holders of the Company’s 1998 Senior Notes and potential modifications to the covenants as well as debt prepayments and related make-whole penalties; and

•	Other factors, risks and uncertainties identified in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2003, as filed with the Securities and Exchange Commission.

MSC undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact the Company’s financial condition or results of operations. Other sections of this Form 10-Q may include additional factors which could adversely effect the Company’s business and financial performance. Moreover, the Company operates in a competitive environment. New risks emerge from time to time and it is not always possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareowners should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the year ended February 28, 2003.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2003

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Reference is made to the attached Index to Exhibits.

(b)	On March 6, 2003, the Company filed a Current Report on Form 8-K, pursuant to Item 5 and Item 7, to announce the election of John D. Roach and Curtis G. Solsvig III to the Board of Directors.

On April 18, 2003, the Company filed a Current Report on Form 8-K, pursuant to Item 5 and Item 7, to announce it had named Dr. Ronald A. Mitsch as a non-executive Chairman and Michael J. Callahan as President and Chief Executive Officer.

On April 23, 2003, the Company filed a Current Report on Form 8-K, pursuant to Item 5 and Item 7, to announce that the Board of Directors voted to terminate the Company’s Rights Agreement, dated as of June 20, 1996, between MSC and Mellon Investor Services LLC. The Company also announced the election of Avrum Gray to its Board of Directors.

On May 6, 2003, the Company filed a Current Report on Form 8-K, pursuant to Item 7 and Item 12, to announce financial results for the fiscal year ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 7th day of July 2003.

MATERIAL SCIENCES CORPORATION

By:	/s/ MICHAEL J. CALLAHAN
Michael J. Callahan
President, Chief Executive Officer and Director

By:	/s/ JAMES J. WACLAWIK, SR.
James J. Waclawik, Sr.
Vice President,
Chief Financial Officer and Secretary

CERTIFICATIONS

I, Michael J. Callahan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Material Sciences Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 7, 2003	By:	/s/ MICHAEL J. CALLAHAN
Michael J. Callahan
President, Chief Executive Officer and Director

I, James J. Waclawik, Sr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Material Sciences Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 7, 2003	By:	/s/ JAMES J. WACLAWIK, SR.
James J. Waclawik, Sr.
Vice President, Chief Financial Officer and Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

Index to Exhibits

Exhibit Number	Description of Exhibit
99.1	Certifications of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.