Form 10-Q
period 2003-08-31
MATERIAL SCIENCES CORP
filed 2003-10-14
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

As of October 8, 2003, there were 14,218,543 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended August 31, 2003

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Loss) (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share data)	2003	2002	2003	2002
Net Sales (1)	$55,899	$68,151	$115,282	$139,811
Cost of Sales	47,588	53,793	97,501	112,614

Gross Profit	$8,311	$14,358	$17,781	$27,197
Selling, General and Administrative Expenses	9,061	10,520	19,107	19,684
Restructuring and Other (10) (11)	(1,951)	—	13	—

Income (Loss) from Operations	$1,201	$3,838	$(1,339)	$7,513

Other (Income) and Expense:
Interest (Income) Expense, Net (9)	$678	$1,064	$1,523	$858
Equity in Results of Joint Ventures (1)	(26)	442	240	757
Loss on Early Retirement of Debt	—	3,934	—	3,934
Other, Net	73	(17)	91	44

Total Other Expense, Net	$725	$5,423	$1,854	$5,593

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	$476	$(1,585)	$(3,193)	$1,920
Provision (Benefit) for Income Taxes	155	(656)	(1,284)	679

Income (Loss) from Continuing Operations	$321	$(929)	$(1,909)	$1,241
Discontinued Operations:
Loss on Discontinued Operation—Specialty Films (Net of Benefit for Income Taxes of $70) (13)	—	(101)	—	(101)
Gain (Loss) on Discontinued Operation—Pinole Point Steel (Net of Benefit for Income Taxes of $87, $426, $172 and Provision for Income Taxes of $2,134, Respectively) (12)	(125)	(610)	(248)	3,073

Net Income (Loss)	$196	$(1,640)	$(2,157)	$4,213

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.02	$(0.07)	$(0.14)	$0.09
Loss on Discontinued Operation—Specialty Films	—	(0.01)	—	(0.01)
Gain (Loss) on Discontinued Operation—Pinole Point Steel	(0.01)	(0.04)	(0.02)	0.22

Basic Net Income (Loss) Per Share	$0.01	$(0.12)	$(0.16)	$0.30

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.02	$(0.07)	$(0.14)	$0.09
Loss on Discontinued Operation—Specialty Films	—	(0.01)	—	(0.01)
Gain (Loss) on Discontinued Operation—Pinole Point Steel	(0.01)	(0.04)	(0.02)	0.21

Diluted Net Income (Loss) Per Share	$0.01	$(0.12)	$(0.16)	$0.29

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	13,953	14,017	13,915	14,152
Dilutive Shares	122	—	—	236

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,075	14,017	13,915	14,388

Outstanding Common Stock Options Having No Dilutive Effect	1,343	734	1,343	743

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	August 31, 2003	February 28, 2003
Assets:
Current Assets:
Cash and Cash Equivalents	$28,938	$43,880
Restricted Cash (6)	2,280	2,280

Total Cash, Cash Equivalents and Restricted Cash	$31,218	$46,160
Marketable Securities (7)	78	1,002
Receivables, Less Reserves of $4,151 and $4,874, Respectively (1)	33,303	27,607
Income Taxes Receivable	443	2,339
Prepaid Expenses	2,704	1,792
Inventories:
Raw Materials	10,023	10,540
Finished Goods	17,309	15,832
Deferred Income Taxes	2,141	1,461
Asset Held for Sale	99	506
Current Assets of Discontinued Operation, Net—Pinole Point Steel (12)	—	16,035

Total Current Assets	$97,318	$123,274

Property, Plant and Equipment	$263,047	$251,243
Accumulated Depreciation and Amortization	(165,522)	(158,055)

Net Property, Plant and Equipment	$97,525	$93,188

Other Assets:
Investment in Joint Ventures (1)	$1,389	$12,881
Goodwill (8)	7,396	7,116
Deferred Income Taxes	2,632	—
Other	1,286	1,350

Total Other Assets	$12,703	$21,347

Total Assets	$207,546	$237,809

Liabilities:
Current Liabilities:
Current Portion of Long-Term Debt	$6,278	$11,559
Accounts Payable	17,668	22,944
Accrued Payroll Related Expenses	7,444	13,705
Accrued Expenses	6,422	6,668
Liabilities of Discontinued Operation, Net—Pinole Point Steel (12)	742	—

Total Current Liabilities	$38,554	$54,876

Long-Term Liabilities:
Deferred Income Taxes	$—	$5,699
Long-Term Debt, Less Current Portion	37,667	43,944
Other	10,272	11,403

Total Long-Term Liabilities	$47,939	$61,046

Shareowners’ Equity:
Preferred Stock (2)	$—	$—
Common Stock (3)	367	365
Additional Paid-In Capital	70,927	70,143
Treasury Stock at Cost (4)	(46,528)	(46,528)
Retained Earnings	95,139	97,296
Accumulated Other Comprehensive Income (Loss) (5)(7)	1,148	611

Total Shareowners’ Equity	$121,053	$121,887

Total Liabilities and Shareowners’ Equity	$207,546	$237,809

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2003	2002	2003	2002
Cash Flows From:
Operating Activities:
Net Income (Loss)	$196	$(1,640)	$(2,157)	$4,213
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Discontinued Operation, Net—Pinole Point Steel (12)	10,735	(2,496)	10,774	19,297
Loss on Discontinued Operation—Specialty Films (13)	—	101	—	101
(Gain) Loss on Discontinued Operation—Pinole Point Steel (12)	125	610	248	(3,073)
Depreciation and Amortization	3,810	4,131	7,537	8,276
Benefit for Deferred Income Taxes	(1,677)	(44)	(1,946)	(87)
Compensatory Effect of Stock Plans	137	369	604	739
Gain on Sale of Asset	—	—	(162)	—
Other, Net	(21)	653	251	968
Changes in Assets and Liabilities:
Receivables	1,684	5,449	(3,536)	(1,175)
Income Taxes Receivable	1,420	1,348	586	1,078
Prepaid Expenses	605	202	(912)	(1,619)
Inventories	941	(1,114)	(960)	(228)
Accounts Payable	(2,996)	(1,609)	(4,515)	(503)
Accrued Expenses	(1,588)	3,517	(6,657)	(3,312)
Other, Net	(2,057)	2	(1,258)	260

Net Cash Provided by (Used in) Operating Activities	$11,314	$9,479	$(2,103)	$24,935

Investing Activities:
Discontinued Operation, Net—Pinole Point Steel (12)	$—	$—	$—	$(176)
Cash Received (Distributed) from Sale of Pinole Point Steel, Net (12)	—	(1,240)	—	31,221
Capital Expenditures	(852)	(1,309)	(2,233)	(2,548)
Acquisition, Net of Cash and Cash Equivalents Acquired (1)	—	—	(568)	—
Proceeds from Sale of Asset	—	—	679	—
Investment in Joint Ventures (1)	—	(336)	(358)	(3,454)
Purchases of Marketable Securities (7)	(35)	(3,013)	(35)	(8,003)
Proceeds from Sale of Marketable Securities (7)	41	10,159	1,041	17,159
Other	50	166	11	255

Net Cash Provided by (Used in) Investing Activities	$(796)	$4,427	$(1,463)	$34,454

Financing Activities:
Payments of Debt	$(11,391)	$(35,869)	$(11,558)	$(49,439)
Cash from Cancellation (Issuance) of Letter of Credit	—	(578)	—	2,657
Payments on Rights Redemption	—	—	(149)	—
Purchase of Treasury Stock (4)	—	(11,579)	—	(11,715)
Issuance of Common Stock	10	574	331	820

Net Cash Used in Financing Activities	$(11,381)	$(47,452)	$(11,376)	$(57,677)

Net Increase (Decrease) in Cash	$(863)	$(33,546)	$(14,942)	$1,712
Cash and Cash Equivalents at Beginning of Period	29,801	69,064	43,880	33,806

Cash and Cash Equivalents at End of Period	$28,938	$35,518	$28,938	$35,518

Supplemental Cash Flow Disclosures:
Interest Paid	$1,891	$461	$1,919	$4,113
Income Taxes Paid	561	1,425	652	1,525

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION

(In thousands)

The data for the three and six months ended August 31, 2003 and 2002 have not been audited by our independent public accountants but, in the opinion of Material Sciences Corporation (the “Company” or “MSC”), reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2003.

(1)	On May 7, 2003, International Steel Group, Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets, including BSC’s 33.5% interest in Walbridge Coatings (the “Partnership”), and MSC purchased this Partnership interest from ISG for $3,600. Accordingly, as of such date, the Company has a 100% controlling interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Consolidated Financial Statements. In conjunction with these transactions, the Company entered into a tolling agreement with ISG to provide electrogalvanizing and other coating and ancillary services to ISG until December 31, 2004, and ISG assumed all amounts payable by BSC to the Partnership. Through the expiration date of the tolling agreement, ISG has priority production rights for up to 25% of the available line time at the Walbridge, Ohio facility, and MSC will market the remaining 75% of the line time. For the first six months of fiscal 2004, ISG has utilized 26.6% of available line time at the Walbridge facility.

During the six months ended August 31, 2003 and 2002, the Company derived approximately 4.5% and 25.7%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility. There were no trade receivables due from the Partnership as of August 31, 2003 and $620 as of February 28, 2003. Summarized financial information for the Partnership is presented below.

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
Income Statement Information
Net Sales	$—	$14,945	$4,849	$30,605
Loss from Operations	—	(608)	(446)	(1,223)
Net Loss	—	(591)	(440)	(1,206)

	August 31, 2003	February 28, 2003
Balance Sheet Information
Current Assets	$—	$6,552
Total Assets	—	17,483
Total Liabilities	—	609
Partners’ Capital	—	16,874

(2)	Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,328,637 Shares Issued and 14,139,989 Shares Outstanding as of August 31, 2003 and 18,221,830 Shares Issued and 14,033,182 Shares Outstanding as of February 28, 2003.

(4)	Treasury Stock at Cost; 4,188,648 Shares as of August 31, 2003 and February 28, 2003. During the first six months of fiscal 2003, MSC purchased $11,715 of the Company’s common stock under a share repurchase program. No further share repurchase programs have been approved by the Company’s Board of Directors.

(5)	Comprehensive Income (Loss):

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
Net Income (Loss)	$196	$(1,640)	$(2,157)	$4,213
Other Comprehensive Income:
Foreign Currency Translation Adjustments	184	585	537	753
Unrealized Gain on Marketable Securities	—	35	—	5

Comprehensive Income (Loss)	$380	$(1,020)	$(1,620)	$4,971

(6)	As of August 31, 2003, the Company’s outstanding letters of credit continue to be cash collateralized. Other than the $2,280 that was classified as Restricted Cash in the Consolidated Balance Sheets, there are no other restrictions on the use of the Company’s cash and cash equivalents under the Company’s line of credit facility at times when the Company has no borrowings outstanding and has cash collateralized its letter of credit obligations. The line of credit is secured by accounts receivable of the Company.

The 1998 Senior Note agreements require the Company to adhere to certain covenants including maintenance of consolidated cumulative adjusted net worth of $118,341. As of August 31, 2003, the Company’s consolidated cumulative adjusted net worth was $121,053. This covenant may limit the Company’s ability to repurchase its common stock and pay dividends from time to time.

(7)	During the first six months of fiscal 2003, the Company made investments in marketable securities. These marketable securities are available for sale and consist primarily of investments in U.S. agency and corporate notes and are classified as Marketable Securities in the Consolidated Balance Sheets. The Company recorded unrealized gains and losses on its investments in marketable securities to adjust the carrying value of these investments to fair value. There were no unrealized gains or losses as of August 31, 2003. Unrealized gains were $5 as of August 31, 2002. The unrealized gains were classified as a component of Accumulated Other Comprehensive Income (Loss) in Shareowners’ Equity.

(8)	In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. The Company completed its initial assessment as of August 31, 2002 as required under the impairment requirements of SFAS No. 142 and no impairment was deemed necessary. The Company also completed the required annual impairment assessment as of February 28, 2003 and no impairment was deemed necessary. The Company intends to perform its required annual impairment assessment during the fourth quarter of fiscal 2004.

All goodwill relates to the EMS segment. Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Consolidated Balance Sheets. Changes in the carrying amount of goodwill for the six months ended August 31, 2003 are shown below.

Goodwill, Net as of February 28, 2003	$7,116
Foreign Exchange	280

Goodwill, Net as of August 31, 2003	$7,396

(9)	The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
Interest (Income) Expense, Net:
Interest Expense	$778	$1,377	$1,737	$3,213
Interest Income	(100)	(313)	(214)	(558)
Interest Expense Allocated to Pinole Point Steel	—	—	—	(1,797)

Interest (Income) Expense, Net	$678	$1,064	$1,523	$858

The loss from discontinued operation, net of income taxes of Pinole Point Steel, for the six months ended August 31, 2002 includes an allocation of consolidated interest expense as noted in the table above. The allocation was based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel’s subsequent cash flow.

(10)

On November 20, 2002, the Company announced it implemented a program to reduce overhead and improve efficiencies. The program involved restructuring MSC’s manufacturing organization, including terminations of 14 salaried personnel in the third quarter of fiscal 2003. The Company recorded a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003. Of this amount, $677 pertained to severance expenses and $178 for other related costs. Total cash paid in fiscal 2003 related to this restructuring program was $383. During the first six months of fiscal 2004, additional net cash of $346 was paid. The remaining restructuring reserve for this program was $94 as of August 31, 2003 and is scheduled to be paid by February 29, 2004.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a new President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 is scheduled to be paid out over two years and the remainder relates to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first six months of fiscal 2004 were $1,964. Of this amount, net cash of $654 was paid during the first six months of fiscal 2004. A total of $353 is recorded as Other Long-Term Liabilities in the Consolidated Balance Sheet at August 31, 2003. The restructuring reserve as of August 31, 2003, is presented in the chart below.

	Severance	Other	Total
Restructuring Reserve as of February 28, 2003	$391	$81	$472
Restructuring Reserve Recorded During the Six Months Ended August 31, 2003	1,013	951	1,964
Reclassification of Supplemental Pension Reserve	—	(338)	(338)
Cash Payments, Net	(475)	(525)	(1,000)

Total	$929	$169	$1,098

(11)	During the second quarter of fiscal 2004, the Company curtailed the future retiree health care benefits for certain active employees of the Company resulting in a one-time reduction in operating expenses and improvement in income from continuing operations of $1,951.

(12)	On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. As of August 31, 2003, the Company has received $58,585 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $27,411 from liquidating the Pinole Point Steel operations. The Company received an income tax refund of $10,589 during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of August 31, 2003, there are $742 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

The Company recorded a loss on discontinued operation, net of income taxes, of $125 and $248 for the second quarter and year-to-date period of fiscal 2004 primarily related to workers compensation expenses.

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

During the second quarter of fiscal 2003, the Company recorded an additional loss on discontinued operation, net of income taxes, of $610 related to increases in previously estimated bad debt expense and product claims expense, and employee expenses related to the collection of accounts receivable and settlement of certain retained liabilities.

Net sales and loss from discontinued operation of Pinole Point Steel were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
Net Sales	$—	$—	$—	$48,050
Loss from Discontinued Operation, Net of Income Taxes	—	—	—	(2,136)

The loss from discontinued operation, net of income taxes, for the six months ended August 31, 2002 included the allocation of consolidated interest expense of $1,797.

(13)	On June 29, 2001, the Company completed the sale of substantially all of the assets of its Specialty Films segment, including its interest in Innovative Specialty Films, LLC, to Bekaert pursuant to the terms of the Purchase Agreement by and among MSC, MSC Specialty Films, Inc. (“MSC/SFI”), Bekaert and N.V. Bekaert S.A., dated June 10, 2001. As a result of the sale, Specialty Films is being reported as a discontinued operation in the prior year.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
Net Income (Loss):
As Reported	$196	$(1,640)	$(2,157)	$4,213
Stock Based Employee Compensation Expense, Net of Income Taxes	(237)	(750)	(439)	(750)

Pro Forma	$(41)	$(2,390)	$(2,596)	$3,463

Basic Net Income (Loss) Per Share:
As Reported	$0.01	$(0.12)	$(0.16)	$0.30

Pro Forma	$0.00	$(0.17)	$(0.19)	$0.24

Diluted Net Income (Loss) Per Share:
As Reported	$0.01	$(0.12)	$(0.16)	$0.29

Pro Forma	$0.00	$(0.17)	$(0.19)	$0.24

(15)	MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. The Company’s two reportable segments are: MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS provides material-based solutions for electronic, acoustical/thermal and coated metal applications. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems (noise and vibration) and enhance performance. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise, vibration and thermal energy. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. EMS domestic and foreign sales are presented in the chart. EMD includes field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Corporate represents unallocated general corporate expenses. The restructuring expenses of $1,964 recorded during the first six months of fiscal 2004 are primarily included in Corporate. The retiree health care benefit curtailment adjustment to income from operations of $1,951 recorded during the second quarter of fiscal 2004 is included in EMS. For the six months ended August 31, 2002, loss before income taxes for Corporate excludes interest expense of $1,797 allocated to discontinued operations. The Company’s reportable segments are presented in the table below.

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
Net Sales
EMS—Domestic	$53,211	$64,475	$110,593	$134,348
EMS—Foreign	2,661	3,656	4,586	5,443
EMD	27	20	103	20

Total	$55,899	$68,151	$115,282	$139,811

Income (Loss) Before Income Taxes
EMS	$3,547	$6,579	$6,050	$12,249
EMD	(1,137)	(914)	(2,654)	(1,280)
Corporate	(1,934)	(7,250)	(6,589)	(9,049)

Total	$476	$(1,585)	$(3,193)	$1,920

(16)	The Company adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” on March 1, 2002. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. MSC has assessed the impairment requirements of SFAS No. 144 and believes that no adjustment is necessary as of August 31, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 makes changes to several areas, including the classification of gains and losses from extinguishment of debt and accounting for certain lease modifications. The statement is effective for fiscal years beginning after May 15, 2002. With the adoption of SFAS No. 145 on March 1, 2003, the extraordinary loss on early retirement of debt, incurred during the second quarter of fiscal 2003, is no longer classified as an extraordinary item and is reflected as a component (pre-tax) of income from continuing operations in the Consolidated Statements of Income (Loss).

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

In November 2002, the FASB issued Interpretation No. 45 “Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. Interpretation No. 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective immediately and have been considered for purposes of the Company’s footnote disclosures. The adoption of FASB Interpretation No. 45 has no material impact on the Company’s financial position, results of operations or cash flows and, therefore, no disclosure is required. The Company has evaluated the provisions of Interpretation No. 45, and has determined that no guarantees or indemnifications currently exist that must be disclosed or accounted for according to the requirements of Interpretation No. 45. The Company is subject to indemnification provisions for certain environmental and other matters related to previous divestitures.

In December 2002, the FASB issued No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB No. 123.” This statement amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS No. 148 were effective for the Consolidated Financial Statements for the year ended February 28, 2003.

The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under this Interpretation, certain entities known as “Variable Interest Entities” (“VIE”) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company was required to apply the requirements of FASB Interpretation No. 46 effective January 31, 2003, for all VIEs created after that date and as of the fourth quarter of fiscal 2004 for VIEs existing as of January 31, 2003. The Company has no VIEs as defined in this Interpretation, and as a result, the adoption of FASB Interpretation No. 46 has no material impact on the Company’s financial position, results of operations or cash flows.

(17)	MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceedings relate to the Company’s involvement in Superfund sites in Kingsbury and Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) for the surface, soil and ground water contamination at these sites.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of its remediation work at the Kingsbury site. The participating PRPs account for approximately 75% of the waste volume sent to this site. In December 2001, the PRPs established and funded a trust that has contracted with a remediation contractor to undertake all foreseeable activities necessary to achieve cleanup of the site pursuant to the decree. The trust has purchased an annuity that will pay the remediation contractor the anticipated expenses and oversight costs, including the purchase of stop-loss insurance coverage to reimburse the trust in the event of unforeseen cleanup expenses. The Company contributed $2,047 to the trust in December 2001, with no impact to income (loss) before income taxes, and expects that this payment will conclude its financial obligations with respect to the Kingsbury site. In July 2003, the Company received $93 from the trust, reflecting its pro rata share of the funds remaining in the site’s group litigation account. In addition, the trust is receiving periodic payments by a non-participating PRP equal to such PRP’s share of the trust’s ongoing remediation expenses, and the Company will receive credits (which may be distributed as cash at the discretion of the trustees) in the amount of its pro rata share of such periodic payments. Moreover, should site closure be achieved ahead of schedule, the Company will be entitled to receive a distribution reflecting its pro rata share of the commuted value of the annuity less a 25% early closure incentive bonus payable to the remediation contractor. The Company has not recorded any amounts for such potential distributions.

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

MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1,000 to $1,700. The Company’s environmental reserves were approximately $1,100 as of August 31, 2003.

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

The Company believes that the ultimate outcome of its environmental legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of August 31, 2003 and, where applicable, taking into account contributions from other PRPs. However, there can be no assurance that the Company’s environmental legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors.

The Company is also party to various legal actions and customer disputes arising in the ordinary course of its business. These legal actions and customer disputes cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended August 31, 2003

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

MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. As a result of the Company’s restructuring program in fiscal 2002 and its increase in expense related to field-effect switch/sensors, MSC is reporting results for all periods on the basis of two business segments, MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS’s electronic material-based solutions consist primarily of coated metal and laminated noise and vibration reducing materials used in the electronics market. EMS’s acoustical/thermal material-based solutions consist of layers of metal and other materials used to manage noise, vibration and thermal energy for the automotive, lighting and appliance markets. EMS’s coated metal material-based solutions include coil coated and electrogalvanized (“EG”) products primarily used in the automotive, building and construction, appliance and lighting markets. EMD’s electronic material-based solutions include field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets.

As a result of the sale of substantially all of the assets of the Company’s Pinole Point Steel business, including MSC Pinole Point Steel Inc. and MSC Pre Finish Metals (PP) Inc., to Grupo IMSA S.A. de C.V. (“IMSA”) and other third parties in the first quarter of fiscal 2003, Pinole Point Steel is reported as a discontinued operation for all periods presented.

The Company is currently in the process of implementing cost reduction and restructuring plans throughout the Company. As part of these plans, the Company has been conducting a fundamental review of its manufacturing structure, procurement, plant performance and operating processes. The Company believes that all of these areas offer the opportunity for savings. The Company has also been reviewing its metal coating operations from a strategic standpoint to determine whether they are capable of earning a satisfactory return. The Company believes all assets must be capable of providing an adequate return to shareowners or the assets will be sold or idled.

RESULTS OF OPERATIONS

Net sales from continuing operations of MSC in the second quarter of fiscal 2004 were $55,899, 18.0% lower than $68,151 in the prior second quarter. Net sales for the six months ended August 31, 2003 were $115,282 compared with $139,811 for the same period last year, a decrease of 17.5%. MSC’s gross profit margin was 14.9%, or $8,311, in the second quarter of fiscal 2004 compared with 21.1%, or $14,358, in the second quarter of fiscal 2003. Gross profit margin for the first six months of fiscal 2004 was 15.4% or $17,781 versus 19.5% or $27,197 for the first six months of fiscal 2003. Selling, general and administrative (“SG&A”) expenses of $9,061 and $19,107 were 16.2% and 16.6% of net sales in the second quarter and first six-month period of fiscal 2004, respectively, as compared with $10,520 and $19,684 or 15.4% and 14.1%, of net sales in the same periods last year, respectively.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a new President and Chief Executive Officer. MSC entered into a separation agreement with the former officer, resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 is scheduled to be paid out over two years and the remainder relates to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expense of $143 during the first quarter of fiscal 2004. Total restructuring expenses for the year-to-date period in fiscal 2004 were $1,964. A total of $353 is recorded as Other Long-Term Liabilities in the Consolidated Balance Sheet at August 31, 2003.

During the second quarter of fiscal 2004, the Company curtailed the future retiree health care benefits for certain active employees of the Company resulting in a one-time reduction in operating expenses and improvement in income from continuing operations of $1,951.

The Company is currently in the process of implementing cost reductions and restructuring plans throughout the Company. MSC has consolidated the administrative structure of the Company, combined its sales and marketing departments to improve results by strengthening the depth and talent level of the combined organization and reduced overhead expenses throughout the Company. These actions (including the one-time retiree health care curtailment) resulted in pre-tax savings of approximately $2.9 million in the second quarter of fiscal 2004 and are estimated to result in pre-tax savings of $5.6 million for the full year ending February 29, 2004. As described above, the Company is also reviewing all operations including its manufacturing structure, procurement and operating processes which are expected to generate additional savings.

MSC Engineered Materials and Solutions Group

Net sales for EMS decreased 18.0% in the second quarter of fiscal 2004 to $55,872 from $68,131 in the same period last year. Net sales in the first six-month period decreased 17.6% to $115,179 from $139,791 in the same period last year. Sales of electronic-based materials decreased 7.1% to $4,969 during the second quarter of fiscal 2004, from $5,350 in the prior year period, while increasing in the first six-month period of fiscal 2004 to $13,134 from $10,533 or 24.7%. The second quarter decrease was mainly due to higher inventory levels at the Company’s disk drive customers resulting in lower second quarter shipments. Acoustical/thermal materials sales increased by 15.9% in the second quarter of fiscal 2004 to

$17,076, as compared with $14,739 in the second quarter of fiscal 2003. Increased sales of disc brake noise damping, engine and body panel laminate (Quiet Steel®) materials contributed to the increase, slightly offset by lower shipments of Specular+® to the lighting market. Acoustical/thermal materials sales increased 5.4% in the six-month period ended August 31, 2003, to $32,850 from $31,175 in the same period last year. The increase was mainly due to higher shipments of engine and body panel laminate (Quiet Steel) materials, slightly offset by lower shipments of disc brake noise damping and Specular+ materials. Sales of coated metal materials decreased 29.6% to $33,827 and 29.5% to $69,195 during the second quarter and first six-month period of fiscal 2004, respectively, from $48,042 and $98,083 in the prior year’s second quarter and first six-month period, respectively. The main contributor to the decrease was lower electrogalvanizing sales to Double Eagle Steel Coating Company, whose coating line capabilities were returned to operations after being interrupted between December 2001 and September 2002 as a result of a major fire at its facility. On May 7, 2003, International Steel Group, Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets as part of BSC’s bankruptcy proceedings. Sales of electrogalvanizing also declined due to a reduction in ISG’s utilization of the Walbridge facility in fiscal 2004 compared to BSC’s utilization in the prior year. In addition, lower shipments of coated metal to the building and construction, other automotive and lighting markets, were offset slightly by an increase in materials sold to the appliance market.

EMS’s gross profit margin for the second quarter of fiscal 2004 was 14.8%, or $8,264, as compared with 21.1%, or $14,358, in the second quarter of fiscal 2003. Gross profit margin for the first six-month period of fiscal 2004 was 15.4% or $17,724, down from 19.5% or $27,197 in the same period of fiscal 2003. For both periods, the decline was due to lower sales, lower capacity utilization and a less favorable product mix compared with the prior year. In addition, as of May 7, 2003, the Company is recording depreciation expense for the production equipment at the Walbridge, Ohio facility in Cost of Sales rather than as a component of Equity in Results of Joint Ventures.

SG&A expenses of $6,738 were 12.1% of net sales in the second quarter of fiscal 2004 and $13,439, or 11.7% of net sales in the first six months of fiscal 2004 as compared with $7,337, or 10.8% of net sales in the second quarter last year and $14,191, or 10.2% of net sales for the six-month period last year. The increase in the SG&A percentage for both periods was mainly due to lower sales and increased investment in marketing and research and development, offset by the Company’s implementation of its cost reduction program and lower variable compensation.

MSC Electronic Materials and Devices Group

Sales related to the switch/sensor business were $27 and $103 in the second quarter and first six months of fiscal 2004, respectively, as compared to $20 in both periods last year. Sales for the second quarter consisted mainly of supply agreement revenue generated as the result of the execution of a multi-year exclusive agreement with Lear Corporation for select interior vehicle applications in the automotive and light truck market segments.

EMD’s gross profit margin was $47 in the second quarter of fiscal 2004 and $57 for the first six months of fiscal 2004. The margin reflects the costs associated with initial prototype development, non-recurring engineering revenue, supply agreement revenue and favorable resolution of a component supplier dispute during the second quarter of fiscal 2004.

SG&A expenses were $1,184 in the second quarter of fiscal 2004 compared to $914 in the second quarter of fiscal 2003. SG&A in the first six months of 2004 was $2,711 compared to $1,280 in the same period last year. The increase in SG&A expenses was due to marketing and sales, engineering and administrative expenses as well as the minimum royalty amount payable to TouchSensor Technologies, LLC (“TST”). The Company has refocused the spending in its switch/sensor business to emphasize near-term results while continuing support for longer-term market opportunities. This will result in annual SG&A spending for the switch/sensor business of approximately $5.3 million in fiscal 2004.

Total Other (Income) and Expense, Net and Income Taxes

Total other expense, net was $725 in the second quarter of fiscal 2004 as compared with $5,423 in the second quarter of fiscal 2003. For the six months ended August 31, 2003, total other expense, net was $1,854 as compared with $5,593 in the prior year period. The variance for both periods was due to the loss on early retirement of debt recorded in the second quarter of fiscal 2003 and lower interest expense due to the early retirement and payments of debt. The debt payments were required under the terms of the 1998 Notes due to the divestiture of Pinole Point Steel. The year-to-date period of fiscal 2003 included an allocation of consolidated interest expense to Pinole Point Steel (see Note 9). Equity in Results of Joint Ventures was income of $26 versus a loss of $442 for the second quarter of fiscal 2004 and 2003, respectively. For the first six months of fiscal 2004 and 2003, Equity in Results of Joint Ventures was a loss of $240 and $757, respectively. The variance for both periods is due mainly to the purchase of the Company’s interest in the Walbridge Coatings Partnership (see Note 1). MSC’s effective tax rate for continuing operations was 32.6% (provision) for the second quarter of fiscal 2004 versus 41.4% (benefit) for the same period last year. For the first six months of fiscal 2004, the Company’s effective income tax rate was 40.2% (benefit) as compared with 35.4% (provision) in the first six months of fiscal 2003. The variance in the effective tax rate was due to the amount of income before income taxes relative to tax credits and other permanent items.

General

EMS

On May 7, 2003, ISG purchased substantially all of BSC’s assets as part of BSC’s bankruptcy proceedings. On the same day, MSC purchased from ISG the remaining 33.5% ownership interest in Walbridge Coatings (the “Partnership”) for $3,600. Accordingly, as of such date, the Company has a 100% controlling interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Consolidated Financial Statements. In conjunction with these transactions, MSC entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG for a period ending on December 31, 2004, and ISG assumed amounts payable by BSC to the Partnership through the expiration date of the tolling agreements. ISG will have priority production rights to 25% of the available line time at the Walbridge, Ohio facility, and MSC will market the remaining 75% of the line time. For the first six months of fiscal 2004, ISG has utilized 26.6% of available line time at the Walbridge facility compared with BSC’s utilization of 51.2% in fiscal 2003.

On May 13, 2002, the Company completed the purchase of the ownership interest in the Partnership from a subsidiary of the LTV Steel Company, Inc. (“LTV”) for $3,137. As a result of the purchase, MSC’s ownership interest in the Partnership increased to 66.5% and it gained access to an additional 33% of the facility’s line time for a total of 37%.

On December 15, 2001, a major fire destroyed an electrogalvanizing facility owned by the Double Eagle Steel Coating Company (“DESCO”), a joint venture between U.S. Steel Corporation and Rouge Steel Company. The Partnership serviced both U.S. Steel Corporation and Rouge Steel Company, in addition to BSC, ISPAT Inland Inc. and other customers with EG and other services in fiscal 2003. The DESCO facility resumed production in September 2002. During the first quarter of fiscal 2003, U.S. Steel Corporation and Rouge Steel Company utilized 19.4% of the Walbridge, Ohio facility’s available line time.

In addition, the Company expects that Walbridge Coatings’ sales to ISG for fiscal 2004 will be significantly less than the fiscal 2003 sales to BSC ($37,379). Based upon the loss of DESCO’s business, the expected decline in ISG’s utilization of the facility, partially offset by increased production of Quiet Steel, the Company anticipates that the Walbridge, Ohio facility will operate at approximately 50% of capacity for the next three to six months. The Walbridge, Ohio facility’s current and future production levels, however, are dependent, in large part, upon economic conditions in the industries that use EG and other coated sheet steel products, including the automotive and appliance industries, and the consumption of laminated noise and vibration products.

EMD

On January 31, 2002, the Company expanded its electronic material-based solutions by entering into an exclusive license agreement with TST. This agreement provides EMD the right to manufacture, use and sell TST’s patented touch sensor technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount. In general, the exclusive license period ends on February 28, 2006, subject to the Company’s right to extend the exclusive license period in certain circumstances. As of August 31, 2003, the remaining fiscal 2004 minimum annual royalty amount payable to TST is $1,125, of which $375 was paid on September 2, 2003.

On August 1, 2003, EMD entered into a supply and joint development agreement with Lear Corporation. These agreements provide Lear the exclusive right to incorporate EMD’s MIRUS™ detector cell technology into specific interior applications on passenger cars and light trucks. In consideration of this exclusive supply relationship, Lear has agreed to pay EMD $1,500 over the initial two years of the agreement. Both parties retain specific rights of termination during the respective agreement terms. The consideration of $1,500 will be amortized into income over a three year period. Under the exclusive supply portion of the agreement, any sales of product would be incremental to the $1,500 of consideration.

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

RESULTS OF DISCONTINUED OPERATION

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. As of August 31, 2003, the Company has received $58,585 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $27,411 from liquidating the Pinole Point Steel operations. The Company received an income tax refund of $10,589 during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of August 31, 2003, there are $742 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

The Company recorded a loss on discontinued operation, net of income taxes, of $125 and $248 for the second quarter and year-to-date period of fiscal 2004 primarily related to workers compensation expenses.

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

During the second quarter of fiscal 2003, the Company recorded an additional loss on discontinued operation, net of income taxes, of $610 related to increases in previously estimated bad debt expense and product claims expense, and employee expenses related to the collection of accounts receivable and settlement of certain retained liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. The Company believes that its cash on hand, cash generated from operations, potential divestures and availability under its credit facility will be sufficient to fund its operations and working capital needs.

During the second quarter of fiscal 2004, MSC generated $11,314 of cash from operating activities as compared with $9,479 in the second quarter last year. The increase was primarily due to the income tax refund of $10,589 received during the second quarter of fiscal 2004 primarily related to the sale of Pinole Point Steel and the increase in net income. The increase was partially offset by lower cash generated from working capital and the curtailment of the future retiree health care benefits of $1,951 recorded during the second quarter of fiscal 2004 that reduced Long-Term Liabilities. For the six months ended August 31, 2003, the Company utilized $2,103 of cash from operating activities versus generating $24,935 of cash in the same period last year. The decrease in cash generation was primarily due to the liquidation of the Pinole Point Steel business in fiscal 2003, the decrease in net income, lower cash generated from working capital and the curtailment of the future retiree health care benefits. The decrease was somewhat offset by the income tax refund of $10,589 received during the second quarter of fiscal 2004.

In the second quarter and first six months of fiscal 2004, MSC invested $852 and $2,233 in capital improvement projects, respectively, compared to $1,309 and $2,548 in the same periods last year, respectively. There was no capital spending related to discontinued operations in the second quarter and first six months of fiscal 2004. There was no investment in joint ventures in the second quarter of fiscal 2004 and $358 for the first six months of fiscal 2004 compared to $336 and $3,454 in the same periods last year, relating to the purchase of LTV’s ownership interest in the Partnership.

The 1998 Senior Note agreement requires the Company to adhere to certain covenants including maintenance of consolidated cumulative adjusted net worth of $118,341. As of August 31, 2003, the Company’s consolidated cumulative adjusted net worth was $121,053. After discussing the terms and conditions of the Note agreement with the holders, the Company has elected not to seek a modification of the covenants at this time. Based on its current business, the Company believes that it will remain in compliance with the financial covenants, but there can be no assurance in this regard. Future operating or strategic decisions by the Company could require the re-negotiation of financial covenants or the prepayment or refinancing of the Notes. Should a prepayment be required, it would be subject to a make-whole penalty based on the then current interest rates. As of August 31, 2003, the make-whole penalty would have been approximately $5,256. Based on the Company’s cash on hand ($31,296 at August 31, 2003) and discussions with the Company’s current banks, the Company believes it would be able to re-pay or re-finance the Notes if necessary, but there can be no assurance in this regard. The net worth covenant may also limit the Company’s ability to repurchase its common stock and pay dividends from time to time. As of August 31, 2003, $43,945 of the Notes remain outstanding compared to $55,222 at February 28, 2003. On June 2, 2003, the Company made principal debt payments of $11,278 and interest payments of $1,870 related to the 1998 Senior Notes.

In April 2002, one of the Company’s letters of credit for $3,235 was canceled and the related cash collateral was released to the Company. As of August 31, 2003, the Company’s remaining outstanding letters of credit continue to be cash collateralized. Other than the $2,280 that was classified as Restricted Cash in the Consolidated Balance Sheets, there are no other restrictions on the Company’s use of its cash and cash equivalents under the Company’s line of credit facility at times when the Company has no borrowings outstanding and has cash collateralized its obligations. The line of credit is secured by accounts receivable of the Company.

During the first quarter of fiscal 2004, MSC received $679 of proceeds and recorded a gain of $162 related to the sale of vacant real estate near the Company’s Morrisville, Pennsylvania facility.

On September 2, 2003, the Company made a minimum annual royalty payment of $375 for the second quarter of fiscal 2004 related to the license agreement with TST which was accrued for at the end of the quarter.

In the normal course of business, the Company is involved in various customer disputes. On September 5, 2003, MSC posted a letter of credit for $1,077 to support its position for one of these customer disputes. The amount of the letter of credit will be classified as Restricted Cash in the Consolidated Balance Sheets for the quarter ending November 30, 2003. The cost of the letter of credit is being shared between MSC and the customer. MSC believes the potential outcomes of the various customer disputes will not have a material adverse effect on the Company’s financial condition or results of operations.

MSC’s capital lease obligation relating to the Walbridge, Ohio facility, expired on June 30, 2003 in fiscal 2004. In the fourth quarter of fiscal 2003, the Company renewed the term of the lease for five years ending June 30, 2008. The extension will be treated as an operating lease.

The Company is party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, is $1,000 to $1,700 as of August 31, 2003. Refer to Note 17 for additional information.

Marketing and Sales

As of August 31, 2003, there was one disk drive customer that represented approximately 10% of consolidated net sales on a fiscal 2004 year-to-date basis.

Contractual Obligations

The following table summarizes the contractual obligations the Company has outstanding by fiscal year as of August 31, 2003.

Obligations Due In	Long-Term Debt Principal and Interest Payments	Operating Leases	Minimum Royalties	Total
Fiscal 2004 (Six Months)	$1,494	$1,161	$750	$3,405
Fiscal 2005—2006	17,679	3,305	5,875	26,859
Fiscal 2007—2008	15,971	2,126	—	18,097
Fiscal 2009 and Thereafter	20,754	363	—	21,117

Total	$55,898	$6,955	$6,625	$69,478

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, accounts receivable reserves, inventory valuation reserves, environmental liabilities and contingencies, long-lived assets, concentrations of credit risks and defined benefit retirement plans. Details regarding the Company’s use of these policies and the related estimates are described fully in MSC’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 filed with the Securities and Exchange Commission. There have been no material changes to the Company’s critical accounting policies that impacted MSC’s financial condition or results of operations in the second quarter of fiscal 2004.

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors and shareowners can better understand a company’s future prospects and make informed investment decisions. This Form 10-Q contains forward-looking statements that set out anticipated results based on management’s plans and assumptions. MSC has tried, wherever possible, to identify such statements by using words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q, including, among others:

•	The Company’s ability to successfully implement its restructuring and cost reduction plans and achieve the benefits it expects from these plans;

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Competitive factors;

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974);

•	Continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates;

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts (Quiet Steel) by the North American automotive market;

•	Proceeds and potential impact from the potential sale or idling of facilities or other assets;

•	Increases in the prices of raw and other material inputs used by the Company;

•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;

•	The risk of the successful development, introduction and marketing of new products and technologies, including products based on the touch sensor technology the Company has licensed from TST;

•	The anticipated marketing and research and development spending and the license fee payable to TST related to the switch/sensor business;

•	The realization of the future value of the Lear agreement;

•	Facility utilization and product mix at the Walbridge, Ohio facility, including the extent of ISG’s utilization;

•	Realization of the tax credit carryforward generated from the sale of Pinole Point Steel;

•	The impact of future warranty expenses;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations, including any risks, costs and penalties arising out of an enforcement action by the Illinois EPA and Attorney General related to the Company’s Elk Grove Village facility;

•	Continuation of current interest rates and the potential impact on potential future early extinguishment of debt; and related make-whole penalties;

•	Other factors, risks and uncertainties identified in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2003, as filed with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the year ended February 28, 2003. As of August 31, 2003, the fair market value of the Company’s debt is $38,689 versus the recorded amount of $43,945.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2003

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On June 26, 2003, the Company held its Annual Meeting of Shareowners. Michael J. Callahan, G. Robert Evans, Avrum Gray, Frank L. Hohmann III, Dr. Ronald A. Mitsch, Dr. Mary P. Quin, John D. Roach, and Curtis G. Solsvig III, being eight nominees named in the Company’s Proxy Statement, dated May 22, 2003, were re-elected to the Board of Directors for new one-year terms by the following vote:

Name	For	Withheld Authority
Michael J. Callahan	12,782,902	27,874
G. Robert Evans	8,978,062	3,832,714
Avrum Gray	12,780,071	30,705
Frank L. Hohmann III	12,783,567	27,209
Dr. Ronald A. Mitsch	12,782,554	28,222
Dr. Mary P. Quin	11,128,039	1,682,737
John D. Roach	12,780,167	30,609
Curtis G. Solsvig III	12,432,246	378,530

Item 6. Exhibits and Reports on Form 8-K

(a)	Reference is made to the attached Index to Exhibits.

(b)	On July 1, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K, pursuant to Item 7 and Item 12, to announce financial results for the first quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 14th day of October 2003.

MATERIAL SCIENCES CORPORATION

By:	/s/ Michael J. Callahan
Michael J. Callahan
President, Chief Executive Officer
and Director

By:	/s/ James J. Waclawik, Sr.
James J. Waclawik, Sr.
Vice President,
Chief Financial Officer
and Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer