Form 10-Q
period 2003-11-30
MATERIAL SCIENCES CORP
filed 2004-01-13
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

As of January 7, 2004, there were 14,263,726 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended November 30, 2003

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Loss) (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net Sales (1)	$64,640	$67,401	$179,922	$207,212
Cost of Sales	52,877	55,593	150,378	168,207

Gross Profit	$11,763	$11,808	$29,544	$39,005
Selling, General and Administrative Expenses	9,558	10,390	28,665	30,074
Restructuring and Other (11) (12)	—	855	13	855

Income from Operations	$2,205	$563	$866	$8,076

Other (Income) and Expense:
Interest (Income) Expense, Net (10)	$682	$747	$2,205	$1,605
Equity in Results of Joint Ventures (1)	(12)	363	228	1,120
Loss on Early Retirement of Debt	—	—	—	3,934
Other, Net	—	32	91	76

Total Other (Income) Expense, Net	$670	$1,142	$2,524	$6,735

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	$1,535	$(579)	$(1,658)	$1,341
Provision (Benefit) for Income Taxes	582	(281)	(702)	398

Income (Loss) from Continuing Operations	$953	$(298)	$(956)	$943
Discontinued Operations:
Loss on Discontinued Operation—Specialty Films (Net of Benefit for Income Taxes of $70) (14)	—	—	—	(101)
Gain (Loss) on Discontinued Operation—Pinole Point Steel (Net of Benefit for Income Taxes of $141, $102, $313 and Provision for Income Taxes of $2,032, Respectively) (13)	(200)	(145)	(448)	2,928

Net Income (Loss)	$753	$(443)	$(1,404)	$3,770

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.07	$(0.02)	$(0.07)	$0.07
Loss on Discontinued Operation—Specialty Films	—	—	—	(0.01)
Gain (Loss) on Discontinued Operation—Pinole Point Steel	(0.02)	(0.01)	(0.03)	0.21

Basic Net Income (Loss) Per Share	$0.05	$(0.03)	$(0.10)	$0.27

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.07	$(0.02)	$(0.07)	$0.07
Loss on Discontinued Operation—Specialty Films	—	—	—	(0.01)
Gain (Loss) on Discontinued Operation—Pinole Point Steel	(0.02)	(0.01)	(0.03)	0.20

Diluted Net Income (Loss) Per Share	$0.05	$(0.03)	$(0.10)	$0.26

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,036	13,656	13,959	14,004
Dilutive Shares	140	—	—	258

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,176	13,656	13,959	14,262

Outstanding Common Stock Options Having No Dilutive Effect	1,128	747	1,128	726

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	November 30, 2003	February 28, 2003
Assets:
Current Assets:
Cash and Cash Equivalents	$30,800	$43,880
Restricted Cash (6)	3,357	2,280

Total Cash, Cash Equivalents and Restricted Cash	$34,157	$46,160
Marketable Securities (7)	—	1,002
Receivables, Less Reserves of $3,921 and $4,874, Respectively (1)	39,074	27,607
Income Taxes Receivable	443	2,339
Prepaid Expenses	1,915	1,792
Inventories:
Raw Materials	10,121	10,540
Finished Goods	20,365	15,832
Deferred Income Taxes	2,141	1,461
Assets Held for Sale (8)	918	506
Current Assets of Discontinued Operation, Net—Pinole Point Steel (13)	—	16,035

Total Current Assets	$109,134	$123,274

Property, Plant and Equipment	$249,144	$251,243
Accumulated Depreciation and Amortization	(155,350)	(158,055)

Net Property, Plant and Equipment	$93,794	$93,188

Other Assets:
Investment in Joint Ventures (1)	$1,409	$12,881
Goodwill (9)	7,550	7,116
Deferred Income Taxes	2,068	—
Other	1,252	1,350

Total Other Assets	$12,279	$21,347

Total Assets	$215,207	$237,809

Liabilities:
Current Liabilities:
Current Portion of Long-Term Debt	$6,278	$11,559
Accounts Payable	20,330	22,944
Accrued Payroll Related Expenses	8,830	13,705
Accrued Expenses	7,534	6,668
Liabilities of Discontinued Operation, Net—Pinole Point Steel (13)	827	—

Total Current Liabilities	$43,799	$54,876

Long-Term Liabilities:
Deferred Income Taxes	$—	$5,699
Long-Term Debt, Less Current Portion	37,667	43,944
Other	10,308	11,403

Total Long-Term Liabilities	$47,975	$61,046

Shareowners’ Equity:
Preferred Stock (2)	$—	$—
Common Stock (3)	370	365
Additional Paid-In Capital	72,320	70,143
Treasury Stock at Cost (4)	(46,528)	(46,528)
Retained Earnings	95,892	97,296
Accumulated Other Comprehensive Income (Loss) (5)(7)	1,379	611

Total Shareowners’ Equity	$123,433	$121,887

Total Liabilities and Shareowners’ Equity	$215,207	$237,809

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2003	2002	2003	2002
Cash Flows From:
Operating Activities:
Net Income (Loss)	$753	$(443)	$(1,404)	$3,770
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Discontinued Operation, Net—Pinole Point Steel (13)	(115)	725	10,659	20,022
Loss on Discontinued Operation—Specialty Films (14)	—	—	—	101
(Gain) Loss on Discontinued Operation—Pinole Point Steel (13)	200	145	448	(2,928)
Depreciation and Amortization	3,729	4,052	11,266	12,328
Benefit (Provision) for Deferred Income Taxes	564	(164)	(1,382)	(251)
Compensatory Effect of Stock Plans	166	342	770	1,081
Gain on Sale of Asset	—	—	(162)	—
Other, Net	(23)	355	228	1,323
Changes in Assets and Liabilities:
Receivables	(5,771)	841	(9,307)	(334)
Income Taxes Receivable	—	(279)	586	799
Prepaid Expenses	789	491	(123)	(1,128)
Inventories	(3,154)	(73)	(4,114)	(301)
Accounts Payable	2,662	631	(1,853)	128
Accrued Expenses	2,498	2,231	(4,159)	(1,081)
Other, Net	548	155	(710)	415

Net Cash Provided by Operating Activities	$2,846	$9,009	$743	$33,944

Investing Activities:
Discontinued Operation, Net—Pinole Point Steel (13)	$—	$—	$—	$(176)
Cash Received from Sale of Pinole Point Steel, Net (13)	—	—	—	31,221
Capital Expenditures	(1,233)	(1,131)	(3,466)	(3,679)
Acquisition, Net of Cash and Cash Equivalents Acquired (1)	—	—	(568)	—
Proceeds from Sale of Asset	—	—	679	—
Investment in Joint Ventures (1)	—	(108)	(358)	(3,562)
Investments in Marketable Securities (7)	(48)	—	(83)	(8,003)
Proceeds from Sale of Marketable Securities (7)	126	1,037	1,167	18,196
Other	18	43	29	298

Net Cash Provided by (Used in) Investing Activities	$(1,137)	$(159)	$(2,600)	$34,295

Financing Activities:
Payments of Debt	$—	$(158)	$(11,558)	$(49,597)
Cash from Cancellation (Issuance) of Letter of Credit (6)	(1,077)	28	(1,077)	2,685
Payments on Rights Redemption	1	—	(148)	—
Purchase of Treasury Stock (4)	—	—	—	(11,715)
Issuance of Common Stock	1,229	267	1,560	1,087

Net Cash Provided by (Used in) Financing Activities	$153	$137	$(11,223)	$(57,540)

Net Increase (Decrease) in Cash	$1,862	$8,987	$(13,080)	$10,699
Cash and Cash Equivalents at Beginning of Period	28,938	35,518	43,880	33,806

Cash and Cash Equivalents at End of Period	$30,800	$44,505	$30,800	$44,505

Supplemental Cash Flow Disclosures:
Interest Paid	$23	$203	$1,942	$4,316
Income Taxes Paid	8	182	660	1,707

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION

(In thousands)

The data for the three and nine months ended November 30, 2003 and 2002 have not been audited by our independent public accountants but, in the opinion of Material Sciences Corporation (the “Company” or “MSC”), reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 28, 2003.

(1)	On May 7, 2003, International Steel Group, Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets, including BSC’s 33.5% interest in Walbridge Coatings (the “Partnership”), and MSC purchased this Partnership interest from ISG for $3,600. Accordingly, as of such date, the Company has a 100% ownership interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Consolidated Financial Statements. In conjunction with these transactions, the Company entered into a tolling agreement with ISG to provide electrogalvanizing and other coating and ancillary services to ISG until December 31, 2004, and ISG assumed all amounts payable by BSC to the Partnership. Through the expiration date of the tolling agreement, ISG has priority production rights for up to 25% of the available line time at the Walbridge, Ohio facility, and MSC markets the remaining 75% of the line time. For the first nine months of fiscal 2004, ISG utilized 28.3% of available line time at the Walbridge facility.

During the nine months ended November 30, 2003 and 2002, the Company derived approximately 2.9% and 22.0%, respectively, of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility. There were no trade receivables due from the Partnership as of November 30, 2003 and $620 as of February 28, 2003. Summarized financial information for the Partnership is presented below.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2003	2002	2003	2002
Income Statement Information
Net Sales	$—	$11,577	$4,849	$42,182
Loss from Operations	—	(624)	(446)	(1,847)
Net Loss	—	(568)	(440)	(1,774)

	November 30,	February 28,
	2003	2003
Balance Sheet Information
Current Assets	$—	$6,552
Total Assets	—	17,483
Total Liabilities	—	609
Partners’ Capital	—	16,874

(2)	Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,456,674 Shares Issued and 14,268,026 Shares Outstanding as of November 30, 2003 and 18,221,830 Shares Issued and 14,033,182 Shares Outstanding as of February 28, 2003.

(4)	Treasury Stock at Cost; 4,188,648 Shares as of November 30, 2003 and February 28, 2003. During the first nine months of fiscal 2003, MSC purchased $11,715 of the Company’s common stock, and no shares in the first nine months of fiscal 2004. No share repurchase programs are in effect at this time.

(5)	Comprehensive Income (Loss):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2003	2002	2003	2002
Net Income (Loss)	$753	$(443)	$(1,404)	$3,770
Other Comprehensive Income:
Foreign Currency Translation Adjustments	231	12	768	850
Unrealized Gain on Marketable Securities	—	1	—	90

Comprehensive Income (Loss)	$984	$(430)	$(636)	$4,710

(6)	In April 2002, one of the Company’s letters of credit for $3,235 was canceled and the related cash collateral was released to the Company. On September 5, 2003, MSC posted a letter of credit for $1,077 to support its position for a customer dispute. As of November 30, 2003, the Company has $3,357 in outstanding letters of credit, all of which are cash collateralized. Other than the $3,357 that was classified as Restricted Cash in the Consolidated Balance Sheets, there are no other restrictions on the Company’s use of its cash and cash equivalents under the Company’s line of credit facility at times when the Company has no borrowings outstanding and has cash collateralized its obligations. The line of credit is secured by accounts receivable of the Company.

The 1998 Senior Note agreements require the Company to adhere to certain covenants including maintenance of consolidated cumulative adjusted net worth of $118,341. This covenant may limit the Company’s ability to repurchase its common stock and pay dividends from time to time. As of November 30, 2003, the Company’s consolidated cumulative adjusted net worth was $123,433.

(7)	During the first nine months of fiscal 2003, the Company made investments in marketable securities. These marketable securities were available for sale and consisted primarily of investments in U.S. agency and corporate notes and were classified as Marketable Securities in the Consolidated Balance Sheets. The Company recorded unrealized gains and losses on its investments in marketable securities to adjust the carrying value of these investments to fair value. There were no unrealized gains or losses as of November 30, 2003. Unrealized gains were $90 as of November 30, 2002. The unrealized gains were classified as a component of Accumulated Other Comprehensive Income (Loss) in Shareowners’ Equity.

(8)	As of November 30, 2003, there were $918 of assets classified as Assets Held for Sale in the Consolidated Balance Sheet. The assets consist primarily of equipment related to the Company’s idled coil coating line located in Elk Grove Village. On December 15, 2003, the Company entered into a definitive agreement for the sale of the idled coil coating equipment for $1,400 (net of commission) which will be recorded as a sale of assets when the title transfers to the buyer and has shipped overseas, which is expected to occur during fiscal 2005.

(9)	In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. The Company completed its initial assessment as of August 31, 2002 as required under the impairment requirements of SFAS No. 142 and no impairment was deemed necessary. The Company also completed the required annual impairment assessment as of February 28, 2003 and no impairment was deemed necessary. The Company intends to perform its required annual impairment assessment during the fourth quarter of fiscal 2004.

All goodwill relates to the Company’s EMS segment discussed in Note 16. Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Consolidated Balance Sheets. Changes in the carrying amount of goodwill for the nine months ended November 30, 2003 are shown below.

Goodwill, Net as of February 28, 2003	$7,116
Foreign Exchange	434

Goodwill, Net as of November 30, 2003	$7,550

(10)	The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2003	2002	2003	2002
Interest (Income) Expense, Net:
Interest Expense	$763	$966	$2,500	$4,179
Interest Income	(81)	(219)	(295)	(777)
Interest Expense Allocated to Pinole Point Steel	—	—	—	(1,797)

Interest (Income) Expense, Net	$682	$747	$2,205	$1,605

The loss from discontinued operation, net of income taxes of Pinole Point Steel, for the nine months ended November 30, 2002 includes an allocation of consolidated interest expense as noted in the table above. The allocation was based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel’s subsequent cash flow.

(11)	On November 20, 2002, the Company announced it implemented a program to reduce overhead and improve efficiencies. The program involved restructuring MSC’s manufacturing organization, including terminations of 14 salaried personnel in the third quarter of fiscal 2003. The Company recorded a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003. Of this amount, $677 pertained to severance expenses and $178 for other related costs. Total cash paid in fiscal 2003 related to this restructuring program was $383. During the first nine months of fiscal 2004, additional net cash of $410 was paid. The remaining restructuring reserve for this program was $30 as of November 30, 2003 and is scheduled to be paid by February 29, 2004.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a new President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 is scheduled to be paid out over two years and the remainder relates to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first nine months of fiscal 2004 were $1,964. Of this amount, net cash of $833 was paid during the first nine months of fiscal 2004. A total of $570 is recorded as Accrued Payroll Related Expenses and $255 is recorded as Other Long-Term Liabilities in the Consolidated Balance Sheet as of November 30, 2003. The restructuring reserve as of November 30, 2003, is presented in the chart below which includes both the fiscal 2003 and 2004 restructuring plans.

	Severance	Other	Total
Restructuring Reserve as of February 28, 2003	$391	$81	$472
Restructuring Reserve Recorded During the Nine Months Ended November 30, 2003	1,013	951	1,964
Reclassification of Supplemental Pension Reserve	—	(338)	(338)
Cash Payments, Net	(665)	(578)	(1,243)

Total	$739	$116	$855

(12)	During the second quarter of fiscal 2004, as part of a continuing major cost reduction program, the Company curtailed the future retiree health care benefits for certain active employees of the Company resulting in a one-time reduction in operating expenses and improvement in income from continuing operations of $1,951 which is included in Restructuring and Other in the Consolidated Statements of Income (Loss).

(13)	On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. As of November 30, 2003, the Company has received $58,470 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $27,296 from liquidating the Pinole Point Steel operations. The proceeds from liquidating the Pinole Point Steel operations include an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of November 30, 2003, there are $827 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

The Company recorded a loss on discontinued operation, net of income taxes, of $200 and $448 for the third quarter and year-to-date period of fiscal 2004 primarily related to workers compensation expenses and settlement of certain customer liabilities.

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

Net sales and loss from discontinued operation of Pinole Point Steel were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002
Net Sales	$—	$—	$—	$48,050
Loss from Discontinued Operation, Net of Income Taxes	—	—	—	(2,136)

The loss from discontinued operation, net of income taxes, for the nine months ended November 30, 2002 included the allocation of consolidated interest expense of $1,797.

(14)	On June 29, 2001, the Company completed the sale of substantially all of the assets of its Specialty Films segment, including its interest in Innovative Specialty Films, LLC, to Bekaert Corporation pursuant to the terms of the Purchase Agreement by and among MSC, MSC Specialty Films, Inc. (“MSC/SFI”), Bekaert and N.V. Bekaert S.A., dated June 10, 2001. As a result of the sale, Specialty Films is being reported as a discontinued operation in the prior year.

During the second quarter of fiscal 2003, the Company recorded an after-tax charge of $101 related to a decrease in the previously estimated insurance premium refund for the Specialty Films business.

(15)	The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”); the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”); the Material Sciences Corporation Stock Option Plan for Non-Employee Directors (“1996 Directors Plan”); and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been as shown in the following pro forma amounts:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002
Net Income (Loss):
As Reported	$753	$(443)	$(1,404)	$3,770
Stock Based Employee Compensation Expense, Net of Income Taxes	(237)	(758)	(645)	(758)

Pro Forma	$516	$(1,201)	$(2,049)	$3,012

Basic Net Income (Loss) Per Share:
As Reported	$0.05	$(0.03)	$(0.10)	$0.27

Pro Forma	$0.04	$(0.09)	$(0.15)	$0.22

Diluted Net Income (Loss) Per Share:
As Reported	$0.05	$(0.03)	$(0.10)	$0.26

Pro Forma	$0.04	$(0.09)	$(0.15)	$0.21

(16)	MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. The Company’s two reportable segments are: MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS focuses on providing material-based solutions for electronic, acoustical/thermal and coated metal applications. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems (noise and vibration) and enhance performance. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise, vibration and thermal energy. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. EMS domestic and foreign sales are presented in the chart. EMD focuses on field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Corporate represents unallocated general corporate expenses. The restructuring expenses of $1,964 recorded during the first nine months of fiscal 2004 are primarily included in Corporate. The retiree health care benefit curtailment adjustment to income from operations of $1,951 recorded during the second quarter of fiscal 2004 is included in EMS. For the nine months ended November 30, 2002, loss before income taxes for Corporate excludes interest expense of $1,797 allocated to discontinued operations. Net Sales and Income (Loss) Before Income Taxes for the Company’s reportable segments are presented in the table below.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002
Net Sales
EMS – Domestic	$61,010	$63,240	$171,603	$197,588
EMS – Foreign	3,496	4,059	8,082	9,502
EMD	134	102	237	122

Total	$64,640	$67,401	$179,922	$207,212

Income (Loss) Before Income Taxes
EMS	$5,062	$3,590	$11,112	$15,839
EMD	(1,184)	(1,135)	(3,838)	(2,415)
Corporate	(2,343)	(3,034)	(8,932)	(12,083)

Total	$1,535	$(579)	$(1,658)	$1,341

(17)	The Company adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” on March 1, 2002. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. MSC has assessed the impairment requirements of SFAS No. 144 and believes that no adjustment is necessary as of November 30, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 makes changes to several areas, including the classification of gains and losses from extinguishment of debt and accounting for certain lease modifications. The statement is effective for fiscal years beginning after May 15, 2002. With the adoption of SFAS No. 145 on March 1, 2003, the extraordinary loss on early retirement of debt, incurred during the second quarter of fiscal 2003, is no longer classified as an extraordinary item and is reflected as a component of income from continuing operations (pre-tax) in the Consolidated Statements of Income (Loss).

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

The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under this Interpretation, certain entities known as “Variable Interest Entities” (“VIE”) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company was required to apply the requirements of FASB Interpretation No. 46 effective January 31, 2003, for all VIEs created after that date and as of the fourth quarter of fiscal 2004 for VIEs existing as of January 31, 2003. The Company has no VIEs as defined in this Interpretation, and as a result, the adoption of FASB Interpretation No. 46 has no impact on the Company’s financial position, results of operations or cash flows.

(18)	MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceedings relate to the Company’s involvement in Superfund sites in Kingsbury and Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) for the surface, soil and ground water contamination at these sites.

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

The United States District Court for the Northern District of Indiana also has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The estimate of the Company’s liability for this site is $800 to $1,000. This work has begun, and MSC has maintained a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In November 2003, the Company received notice of a potential liability from the United States EPA regarding a Lake Calumet Cluster Site in Chicago, Illinois. To date, the Company has been unable to estimate the potential liability for this site, if any, due to the limited information that has been provided.

MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $900 to $1,600. The Company’s environmental reserves were approximately $1,000 as of November 30, 2003.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove Village facility. The Company has filed a response and performed stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those recent stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicate the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line was in excess of the permit limit. To address that issue, the Company filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA granted. The Illinois EPA has indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation will be referred to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company. On December 22, 2003, the Company received a notice from the office of the Illinois Attorney General of their intent to file an enforcement action regarding the alleged violations. The Company has requested an opportunity to meet with the Attorney General’s office to resolve the matter prior to the filing of such an action.

The Company believes that the ultimate outcome of its environmental legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of November 30, 2003 and, where applicable, taking into account contributions from other PRPs. However, there can be no assurance that the Company’s environmental legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors.

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

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended November 30, 2003

PART I. FINANCIAL INFORMATION

(In thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2003, as well as the Company’s other filings with the Securities and Exchange Commission.

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

The Company is currently in the process of implementing cost reduction and restructuring plans throughout the Company. As part of these plans, the Company has been conducting a fundamental review of its manufacturing structure, procurement, plant performance and operating processes. The Company believes that all of these areas have offered and continue to offer the opportunity for savings. The Company has also been reviewing its metal coating operations from a strategic standpoint to determine whether they are capable of earning a satisfactory return. The

Company believes all assets must be capable of providing an adequate return to shareowners, or the assets will be sold or idled.

RESULTS OF OPERATIONS

Net sales from continuing operations of MSC in the third quarter of fiscal 2004 were $64,640, 4.1% lower than $67,401 in the prior third quarter. Net sales for the nine months ended November 30, 2003 were $179,922 compared with $207,212 for the same period last year, a decrease of 13.2%. MSC’s gross profit margin was 18.2%, or $11,763, in the third quarter of fiscal 2004 compared with 17.5%, or $11,808, in the third quarter of fiscal 2003. Gross profit margin for the first nine months of fiscal 2004 was 16.4% or $29,544 versus 18.8% or $39,005 for the first nine months of fiscal 2003. Selling, general and administrative (“SG&A”) expenses of $9,558 and $28,665 were 14.8% and 15.9% of net sales in the third quarter and nine-month period of fiscal 2004, respectively, as compared with $10,390 and $30,074 or 15.4% and 14.5%, of net sales in the same periods last year, respectively.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a new President and Chief Executive Officer. MSC entered into a separation agreement with the former officer, resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 is scheduled to be paid out over two years and the remainder relates to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expense of $143 during the first quarter of fiscal 2004. Total restructuring expenses for the year-to-date period in fiscal 2004 were $1,964. A total of $565 is recorded as Accrued Payroll Related Expenses and $222 is recorded as Other Long-Term Liabilities in the Consolidated Balance Sheet at November 30, 2003.

During the second quarter of fiscal 2004, the Company curtailed the future retiree health care benefits for certain active employees of the Company resulting in a one-time reduction in operating expenses and improvement in income from continuing operations of $1,951.

The Company is currently in the process of implementing cost reductions and restructuring plans throughout the Company. MSC has consolidated the administrative structure of the Company, combined its sales and marketing departments to improve results by strengthening the depth and talent level of the combined organization and reduced overhead expenses throughout the Company. The Company is also reviewing all operations, including its manufacturing structure, procurement and operating processes. This review is expected to generate additional savings opportunities. These actions resulted in pre-tax savings of approximately $1.7 million in the third quarter of fiscal 2004 and are estimated to result in pre-tax savings of $6.5 million for the full year ending February 29, 2004.

MSC Engineered Materials and Solutions Group

Net sales for EMS decreased 4.2% in the third quarter of fiscal 2004 to $64,506 from $67,299 in the same period last year. For the nine-month period ended November 30, 2003, net sales decreased 13.2% to $179,685 from $207,090 in the same period last year. Sales of electronic-based materials increased 11.5% to $6,772 during the third quarter of fiscal 2004, from $6,074 in the prior year period, and increased 19.9% to $19,906 in the nine-month period of fiscal 2004 from $16,607 in the prior year nine-month period. The increase for both periods was mainly due to higher shipments of disk drive material. Acoustical/thermal materials sales increased by 26.9% in the third quarter of fiscal 2004 to $18,921, as compared with $14,916 in the third quarter of fiscal 2003. Increased sales of body panel laminate (Quiet Steel®) and engine materials mainly contributed to the increase. Acoustical/thermal materials sales increased 12.3% in the nine-month period ended November 30, 2003, to $51,771 from $46,091 in the same period last year. The increase was mainly due to higher shipments of body panel laminate (Quiet Steel) and engine materials, slightly offset by lower shipments of Specular+ materials to the lighting market. Sales of coated metal materials decreased 16.2% to $38,813 in the third quarter of fiscal 2004 from $46,309 last year. Lower shipments of electrogalvanizing material, due to lower ISG utilization of the Walbridge facility versus BSC’s utilization in last year’s third quarter, and lower shipments of other automotive and lighting materials, were offset slightly by an increase in materials sold to the appliance and swimming pool markets. For the year-to-date period ended November 30, 2003, sales of $108,008 were 25.2% lower than $144,392 in the same period last fiscal year. The main contributor to the decrease was lower electrogalvanizing sales to Double Eagle Steel Coating Company, whose coating line capabilities were returned to operations after being interrupted between December 2001 and September 2002 as a result of a major fire at its facility. In addition, sales were lower due to the lower Walbridge facility utilization during fiscal 2004, and a decrease in sales of other automotive, building and construction, and lighting materials, offset slightly by an increase in shipments to the appliance and swimming pool markets.

EMS’s gross profit margin for the third quarter of fiscal 2004 was 18.0%, or $11,637, compared with 17.5%, or $11,783, in the third quarter of fiscal 2003. Lower sales and customer claims expense in the third quarter were mostly offset by an improved product mix. Gross profit margin for the nine-month period of fiscal 2004 was 16.3% or $29,361, down from 18.8% or $38,980 in the same period of fiscal 2003. The nine-month decrease in gross profit margin was a result of lower sales, lower capacity utilization and higher material costs. In addition, since May 7, 2003, the Company recorded $443 of depreciation expense for the production equipment at the Walbridge, Ohio facility in Cost of Sales rather than as a component of Equity in Results of Joint Ventures.

SG&A expenses of $6,610 were 10.2% of net sales in the third quarter of fiscal 2004 and $20,049, or 11.1% of net sales in the first nine months of fiscal 2004 as compared with $7,830, or 11.6% of net sales in the third quarter last year and $22,021, or 10.6% of net sales for the nine-month period last year. The decrease in the SG&A percentage for both periods was mainly due to lower administrative costs resulting from the Company’s implementation of its cost reduction program and lower variable compensation, slightly offset by lower sales and increased investment in marketing and research and development.

MSC Electronic Materials and Devices Group

Sales related to the switch/sensor business were $134 and $237 in the third quarter and first nine months of fiscal 2004, respectively, as compared to $102 and $122 in the same periods last year. Sales for both fiscal 2004 periods consisted mainly of supply agreement revenue generated as the result of the execution of a multi-year exclusive agreement with Lear Corporation for select interior vehicle applications in the automotive and light truck market segments.

EMD’s gross profit margin was $126 in the third quarter of fiscal 2004 and $183 for the first nine months of fiscal 2004. The margin reflects the costs associated with initial prototype development offset by non-recurring engineering and supply agreement revenue.

SG&A expenses were $1,310 in the third quarter of fiscal 2004 compared to $1,160 in the third quarter of fiscal 2003. SG&A expenses in the first nine months of fiscal 2004 were $4,021 compared to $2,440 in the same period last year. The increase in SG&A expenses was due to increased expenditures in marketing and sales, engineering and administrative expenses as well as an increase in the minimum royalty amount payable to TouchSensor Technologies, LLC (“TST”). The Company has refocused the spending in its switch/sensor business to emphasize near-term opportunities while continuing to support supply agreement activities associated with longer-term market opportunities. We expect this will result in annual SG&A spending for the switch/sensor business of approximately $5.2 million in fiscal 2004.

Total Other (Income) and Expense, Net

Total other expense, net was $670 in the third quarter of fiscal 2004 as compared with $1,142 in the third quarter of fiscal 2003. For the nine months ended November 30, 2003, total other expense, net was $2,524 as compared with $6,735 in the prior year period. The third quarter variance was mainly due to the Walbridge Coatings Partnership (the “Partnership”) loss no longer being recorded as a component of other income effective with the Company’s purchase of a 100% controlling interest on May 7, 2003. The nine-month variance was due to loss on early retirement of debt recorded in the second quarter of fiscal 2003 and lower interest expense due to the early retirement and payments of debt as well as the Partnership purchase. The debt payments were required under the terms of the 1998 Notes due to the divestiture of Pinole Point Steel. The year-to-date period of fiscal 2003 included an allocation of consolidated interest expense to Pinole Point Steel (see Note 10). Equity in Results of Joint Ventures was income of $12 versus a loss of $363 for the third quarter of fiscal 2004 and 2003, respectively. For the first nine months of fiscal 2004 and 2003, Equity in Results of Joint Ventures was a loss of $228 and $1,120, respectively. The variance for both periods is due mainly to the purchase of the Company’s interest in the Partnership (see Note 1).

Income Taxes

MSC’s effective tax rate for continuing operations was 37.9% (provision) for the third quarter of fiscal 2004 versus 48.5% (benefit) for the same period last year. For the first nine months of fiscal 2004, the Company’s effective income tax rate was 42.3% (benefit) as compared with 29.7% (provision) in the first nine months of fiscal 2003. The variance in the effective tax rate was due to the amount of income before income taxes relative to tax credits and other permanent items.

General

EMS

On May 7, 2003, ISG purchased substantially all of BSC’s assets as part of BSC’s bankruptcy proceedings. On the same day, MSC purchased from ISG the remaining 33.5% ownership interest in the Partnership for $3,600. Accordingly, as of such date, the Company has a 100% controlling interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the

Consolidated Financial Statements. In conjunction with these transactions, MSC entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG for a period ending on December 31, 2004, and ISG assumed amounts payable by BSC to the Partnership through the expiration date of the tolling agreements. ISG has priority production rights to 25% of the available line time at the Walbridge, Ohio facility, and MSC markets the remaining 75% of the line time. For the first nine months of fiscal 2004, ISG has utilized 28.3% of available line time at the Walbridge facility compared with BSC’s utilization of 52.3% in fiscal 2003.

Prior to the Company’s acquisition of 100% of the Partnership, the Company completed on May 13, 2002, the purchase of an ownership interest in the Partnership from a subsidiary of LTV Steel Company, Inc. (“LTV”) for $3,137. As a result of the purchase, MSC’s ownership interest in the Partnership increased to 66.5% and it gained access to an additional 33% of the facility’s line time for a total of 37%.

On December 15, 2001, a major fire destroyed an electrogalvanizing facility owned by the Double Eagle Steel Coating Company (“DESCO”), a joint venture between U.S. Steel Corporation and Rouge Steel Company. The Partnership serviced both U.S. Steel Corporation and Rouge Steel Company through September 2002, when the DESCO facility resumed production, in addition to BSC, ISPAT Inland Inc. and other customers with EG and other services in fiscal 2003.

In addition, the Company expects that Walbridge Coatings’ sales to ISG for fiscal 2004 will be significantly less than the fiscal 2003 sales to BSC ($37,379). Based upon the loss of DESCO’s business, the expected decline in ISG’s utilization of the facility, partially offset by increased production of Quiet Steel, the Company anticipates that the Walbridge, Ohio facility will operate at approximately 50% of capacity for the next three months. The Walbridge, Ohio facility’s current and future production levels, however, are dependent, in large part, upon economic conditions in the industries that use EG and other coated sheet steel products, including the automotive and appliance industries, the consumption of laminated noise and vibration products and the potential shifting of EG business between electrogalvanizing facilities by major steel producers.

EMD

On January 31, 2002, the Company expanded its electronic material-based solutions by entering into an exclusive license agreement with TST. This agreement provides EMD the right to manufacture, use and sell TST’s patented touch sensor technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount. In general, the exclusive license period ends on February 28, 2006, subject to the Company’s right to extend the exclusive license period under certain conditions. As of November 30, 2003, the remaining fiscal 2004 minimum annual royalty amount payable to TST is $750, of which $375 was paid on December 1, 2003.

On August 1, 2003, EMD entered into a supply and joint development agreement with Lear Corporation. This agreement provides Lear the exclusive right to incorporate EMD’s field effect technology-based MIRUS™ detector cells into specific interior applications on passenger cars and light trucks. In consideration of this exclusive supply relationship, Lear has agreed to compensate EMD $1,500 over the initial two years of the agreement. Both parties retain specific rights of termination during the respective agreement terms. The consideration of $1,500 will be amortized into income over a three year period which coincides with the initial period of exclusivity. Under the exclusive supply portion of the agreement, any sales of product would be incremental to the $1,500 of consideration.

Other

On April 16, 2003, the Company’s Board of Directors voted to terminate the Company’s shareholder rights agreement. The agreement was terminated by redeeming all of the outstanding rights at a price of $0.01 per right, or approximately $148 in the aggregate, payable in cash and recorded as a charge to Shareowners’ Equity in the Consolidated Balance Sheets. There was currently one right attached to each outstanding share of common stock. The redemption payment was mailed on or about May 27, 2003 to shareowners of record on April 28, 2003. As a result of the redemption, the rights cannot become exercisable, and the shareholder rights agreement has been terminated.

The Company is also party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

RESULTS OF DISCONTINUED OPERATION

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. As of November 30, 2003, the Company has received $58,470 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $27,296 from liquidating the Pinole Point Steel operations. The proceeds from liquidating the Pinole Point Steel operations include an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of November 30, 2003, there are $827 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

The Company recorded a loss on discontinued operation, net of income taxes, of $200 and $448 for the third quarter and year-to-date period of fiscal 2004 primarily related to workers compensation expenses and settlement of certain customer liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. The Company believes that its cash on hand, cash generated from operations, potential divestures and availability under its credit facility will be sufficient to fund its operations and working capital needs over the next twelve months.

During the third quarter of fiscal 2004, MSC generated $2,846 of cash from operating activities as compared with $9,009 in the third quarter last year. The decrease was primarily due to the increase in receivables and inventories, offset slightly by an increase in accounts payable and higher net income. The primary reason for the aforementioned increase in working capital was due to the purchase of the Partnership interest in fiscal 2004. The working capital is now recorded on MSC’s balance sheet versus the Partnership’s balance sheet in the prior year. For the nine months ended November 30, 2003, the Company generated $743 of cash from operating activities versus generating $33,944 of cash in the same period last year. The decrease in cash generation was primarily due to the liquidation of the Pinole Point Steel business in fiscal 2003, the decrease in net income, lower cash generated from working capital (due to the Partnership purchase, changes in customer terms and the Company taking more accounts payable discounts) and the curtailment of the future retiree health care benefits. The decrease was somewhat offset by the income tax refund received during the second quarter of fiscal 2004.

In the third quarter and first nine months of fiscal 2004, MSC invested $1,233 and $3,466 in capital improvement projects, respectively, compared to $1,131 and $3,679 in the same periods last year, respectively. There was no capital spending related to discontinued operations in the third quarter and first nine months of fiscal 2004. There was no investment in joint ventures in the third quarter of fiscal 2004 and $358 for the first nine months of fiscal 2004 compared to $108 and $3,562 in the same periods last year, relating to the purchase of LTV’s ownership interest in the Partnership.

The 1998 Senior Note agreement requires the Company to adhere to certain agreements including maintenance of consolidated cumulative adjusted net worth of $118,341. As of November 30, 2003, the Company’s consolidated cumulative adjusted net worth was $123,433. After discussing the terms and conditions of the Note agreement with the holders, the Company has elected not to seek a modification of the covenants at this time. Based on its current business, the Company believes that it will remain in compliance with the financial covenants, but there can be no assurance in this regard. Future decisions by the Company as to its business or operations could require the re-negotiation of financial covenants or the prepayment or refinancing of the Notes. Should a prepayment be required, it would be subject to a make whole penalty based on the then current interest rates. As of November 30, 2003, the make-whole penalty would have been approximately $5,099. Based on the Company’s cash on hand ($34,157 as of November 30, 2003) and discussions with the Company’s current banks, the Company believes it would be able to re-pay or re-finance the Notes if necessary. As of November 30, 2003, $43,945 of the Notes remain outstanding compared to $55,503 at February 28, 2003. On June 2, 2003, the Company made principal debt payments of $11,278 and interest payments of $1,870 related to the 1998 Senior Notes. On December 1, 2003, the Company made interest payments of $1,494 related to the 1998 Senior Notes.

In April 2002, one of the Company’s letters of credit for $3,235 was canceled and the related cash collateral was released to the Company. On September 5, 2003, MSC posted a letter of credit for $1,077 to support its position for a customer dispute. As of November 30, 2003, the Company has $3,357 in outstanding letters of credit, all of which are cash collateralized. Other than the $3,357 that was classified as Restricted Cash in the Consolidated Balance Sheets, there are no other restrictions on the Company’s use of its cash and cash equivalents under the Company’s line of credit facility at times when the Company has no borrowings outstanding and has cash collateralized its obligations. The line of credit is secured by accounts receivable of the Company.

During the first quarter of fiscal 2004, MSC received $679 of proceeds and recorded a gain of $162 related to the sale of vacant real estate near the Company’s Morrisville, Pennsylvania facility.

On December 1, 2003, the Company made a minimum annual royalty payment of $375 for the third quarter of fiscal 2004 related to the license agreement with TST which was accrued for at the end of the quarter.

On December 15, 2003, the Company entered into a definitive agreement for the sale of the idled coil coating equipment, located in Elk Grove Village, for $1,400 (net of commission) which will be recorded as a sale of assets when the title transfers to the buyer and the assets have shipped overseas, which is expected to occur during fiscal 2005.

In the normal course of business, the Company is involved in various customer disputes. On September 5, 2003, MSC posted a letter of credit for $1,077 to support its position for one of these customer disputes. The amount of the letter of credit is classified as Restricted Cash in the Consolidated Balance Sheets for the quarter ending November 30, 2003. The cost of the letter of credit is being shared between MSC and the customer. MSC believes the potential outcomes of the various customer disputes will not have a material adverse effect on the Company’s financial condition or results of operations.

MSC’s capital lease obligation relating to the Walbridge, Ohio facility, expired on June 30, 2003. In the fourth quarter of fiscal 2003, the Company renewed the term of the lease for five years ending June 30, 2008. The extension will be treated as an operating lease.

The Company is party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, is $900 to $1,600 as of November 30, 2003. Refer to Note 18 for additional information.

Marketing and Sales

As of November 30, 2003, there was one disk drive customer that represented approximately 10% of consolidated net sales on a fiscal 2004 year-to-date basis.

Contractual Obligations

The following table summarizes the contractual obligations the Company has outstanding by fiscal year as of November 30, 2003.

Obligations Due In	Long-Term Debt Principal and Interest Payments	Operating Leases	Minimum Royalties	Total
Fiscal 2004 (Three Months)	$1,494	$562	$375	$2,431
Fiscal 2005 – 2006	17,679	3,310	5,875	26,864
Fiscal 2007 – 2008	15,971	2,132	—	18,103
Fiscal 2009 and Thereafter	20,754	363	—	21,117

Total	$55,898	$6,367	$6,250	$68,515

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, accounts receivable reserves, inventory valuation reserves, environmental liabilities and contingencies, long-lived assets, concentrations of credit risks and defined benefit retirement plans. Details regarding the Company’s use of these policies and the related estimates are described fully in MSC’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003 filed with the Securities and Exchange Commission. There have been no material changes to the Company’s critical accounting policies that impacted MSC’s financial condition or results of operations in the third quarter of fiscal 2004.

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

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q, including, among others:

•	The Company’s ability to successfully implement its restructuring and cost reduction plans and achieve the benefits it expects from these plans;

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Competitive factors (including changes in industry capacity);

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974);

•	The favorable environment for companies to make acquisitions, including regulatory requirements and market values of candidates;

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts (Quiet Steel) by the North American automotive market;

•	Proceeds and potential impact from the potential sale or idling of facilities or other assets;

•	Increases in the prices of raw and other material inputs used by the Company;

•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;

•	The risk of the successful development, introduction and marketing of new products and technologies, including products based on the touch sensor technology the Company has licensed from TST;

•	The anticipated marketing and research and development spending and the license fee payable to TST related to the switch/sensor business;

•	The realization of the future value of the Lear agreement;

•	Facility utilization and product mix at the Walbridge, Ohio facility, including the extent of ISG’s utilization;

•	Realization of the tax credit carryforward generated from the sale of Pinole Point Steel;

•	The impact of future warranty expenses;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations, including any risks, costs and penalties arising out of an enforcement action by the Illinois EPA and Attorney General related to the Company’s Elk Grove Village facility or the Lake Calumet Cluster Site;

•	Continuation of current interest rates and the potential impact on potential future early extinguishment of debt; and related make-whole penalties;

•	Other factors, risks and uncertainties identified in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2003, as filed with the Securities and Exchange Commission.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the year ended February 28, 2003. As of November 30, 2003, the fair market value of the Company’s debt is $38,846 versus the recorded amount of $43,945.

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

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2003

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reference is made to the attached Index to Exhibits.

(b)	On October 9, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K, pursuant to Item 12, to announce financial results for the second quarter ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 13th day of January 2004.

MATERIAL SCIENCES CORPORATION

By:	/s/ Michael J. Callahan

Michael J. Callahan President, Chief Executive Officer and Director

By:	/s/ James J. Waclawik, Sr.

James J. Waclawik, Sr. Vice President, Chief Financial Officer and Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

Index to Exhibits

Exhibit Number	Description of Exhibit

10 dd	Material Sciences Corporation Phantom Stock Unit Agreement for Michael J. Callahan

10 ee	Material Sciences Corporation Phantom Stock Unit Agreement for Ronald A. Mitsch

10 ff	Supplemental Compensation Agreement between Material Sciences Corporation and Clifford D. Nastas dated January 9, 2004.

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer