Form 10-K
period 2004-02-29
MATERIAL SCIENCES CORP
filed 2004-05-14
CIK 755003

United States Washington, D.C. 20549

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: February 29, 2004 OR
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to Commission file number: 1-8803

(Exact name of registrant as specified in its charter)

Delaware	95-2673173

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 East Pratt Boulevard, Elk Grove Village, Illinois	60007

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847-439-8270

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.02 par value (including Preferred Stock Purchase Rights)	Name of each exchange on which registered New York Stock Exchange

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

The aggregate market value of the voting stock of the registrant held by shareowners of the registrant (not including any voting stock owned by directors or executive officers of the registrant (such exclusion shall not be deemed an admission that any such person is an affiliate of the registrant)) was approximately $119,858,528 as of August 29, 2003, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

As of April 28, 2004, the registrant had outstanding an aggregate of 14,263,092 of its Common Stock.

Document Incorporated by Reference

Portions of the following document are incorporated herein by reference into the indicated part of this Form 10-K:

Document Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on June 24, 2004	Part of Form 10-K into which incorporated Part III

PART I

Item 1. Business

Overview

Material Sciences Corporation (unless otherwise indicated by the context, including its subsidiaries, “MSC” or “Company”) designs, manufactures and markets material-based solutions. The Company is organized under two business segments – MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). The Company continues to evaluate the strategic position, growth and economic value potential of portions of its business. Depending on available options, the Company may decide to invest or disinvest with the objective of creating additional value for shareowners. In fiscal 2001, MSC operated under four segments: Coated Products and Services; Engineered Materials; Specialty Films; and Pinole Point Steel. The Specialty Films segment was sold on June 29, 2001, and the Pinole Point Steel business was sold on May 31, 2002. Both of these segments have been reported as discontinued operations since August 31, 2001. In November 2001, the Company announced a reorganization and new operating structure whereby the previous business units and management structures were eliminated, resulting in one reportable segment, EMS. In fiscal 2003, the Company significantly increased its investment in field-effect technology for interface touch controls and sensor solutions in the consumer electronics and transportation markets. This business is now operating as a separate business segment, EMD. For more information concerning the Company’s operating results by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14–27, and Note 15 of the Notes to the Consolidated Financial Statements entitled “Business Segments,” on pages 53 and 54).

EMS, which represented 99.8% of the Company’s fiscal 2004 net sales, focuses on providing material-based solutions for electronic, acoustical/thermal and coated metal applications. The electronic material-based solutions include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems and enhance performance. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and thermal energy. The coated metal material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. The electronic and acoustical/thermal products are primarily manufactured and marketed as EMS’s own products. With coated metal applications, EMS generally acts as a “toll coater” by processing its customers’ metal for a fee, without taking ownership of the metal.

EMD’s primary focus to date is designing, developing and commercializing the technology licensed from TouchSensor Technologies, LLC (“TST”). On January 31, 2002, the Company expanded its electronic material-based solutions by entering into an exclusive license agreement with TST. This agreement provides EMD the right to manufacture, use, further develop and sell TST’s patented touch sensor technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14–27, and Note 14 of the Notes to the Consolidated Financial Statements entitled “Contractual Commitment” on page 53). In general, the exclusive license period ends on February 28, 2006, subject to the Company’s right to extend the exclusive license period under certain conditions.

Headquartered near Chicago, the Company, through its subsidiaries Material Sciences Corporation, Engineered Materials and Solutions Group, Inc., MSC Walbridge Coatings Inc. (“MSCWC”), MSC Laminates and Composites Inc. (“MSCLC”) and Material Sciences Corporation, Electronic Materials and Devices Group, Inc. operates six manufacturing plants in the United States and Europe. EMS operates two facilities in Elk Grove Village, Illinois, one facility in Morrisville, Pennsylvania, one facility in Middletown, Ohio and one facility in Eisenach, Germany. MSCWC, a subsidiary of EMS, owns and operates a facility in Walbridge, Ohio, that, until May 7, 2003, was owned by a partnership (the “Partnership”) between MSCWC and a subsidiary of Bethlehem Steel Corporation (“BSC”). MSCLC has a 51% ownership interest in a joint-venture partnership in Brazil with Tekno S.A. (“Tekno”), formed in November 2000. EMD currently does not operate any manufacturing facilities, but instead obtains its products from a number of contract subassemblers. The Company announced the closing of the Middletown, Ohio facility in May 2004, effective July 2004.

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

MSC Engineered Materials and Solutions Group

EMS laminates, coats and electrogalvanizes various types of metal. EMS also manufactures composites typically consisting of steel or other metals in combination with polymers or other materials to achieve specific properties, such as noise and vibration reduction and thermal insulation, also known as electronic and acoustical/thermal materials. These products consist of functionally engineered materials that are designed to meet specific customer requirements. Products largely result from EMS’s research and development efforts and the proprietary equipment and processes designed and implemented by its engineering and manufacturing organizations. EMS supplies its electronic, acoustical/thermal and coated metal materials to a variety of markets both in the United States and internationally. The majority of these materials are used in the automotive, building and construction, electronics, lighting and appliance markets. The major products included in the electronic material-based solutions product group are computer hard disk drive covers, storage racks and electronic cabinets and boxes. The major products included in the acoustical/thermal material-based solutions product group are disc brake noise dampers and Quiet Steel® for automotive body panels and engine parts. The major products included in the coated metal material-based solutions product group are coil coated and electrogalvanized protective and decorative coatings for use as automotive body skins, metal building skins, appliance cabinets (refrigerators, freezers and other appliances), heating and ventilation applications, lighting fixtures and metal furniture.

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

Quiet Steel is a multilayer composite consisting of various metals, coatings and other materials, typically consisting of metal outer skins surrounding a thin viscoelastic core material. Quiet Steel is engineered to meet a variety of needs. The Company believes that EMS is a leader in developing and manufacturing continuously processed coated materials that reduce noise and vibration and create thermal barriers. The automotive industry is currently the largest market for metal composites, which are being used to replace solid sheet metal parts, including body panels, floor pans, wheel wells, oil pans, valve covers, front engine covers and heat shields. Quiet Steel is also found in a number of other products, including lawn mower engines, appliances and air conditioners. Quiet Steel is being evaluated for use in other internal components in the automotive market to help reduce road noise. EMS produces Quiet Steel at both its Elk Grove Village, Illinois location and at the Walbridge Coatings location in Ohio.

Coated Metal Material-Based Solutions

The Company believes that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. This continuous, roll-to-roll, highly automated, high-speed process applies coatings to coiled metal of varying widths and thicknesses. In the process, sheet metal is unwound from a coil, cleaned, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers that fabricate the coated metal into finished products that are sold in a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. Through techniques such as printing, embossing and striping, special finishing effects can also be created. The finished product (i.e., pre-painted or coil coated metal) is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. EMS generally acts as a “toll coater” by processing coils for steel mills or their customers, without taking ownership of the metal. EMS charges by weight or surface area processed.

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

Manufacturers that use pre-painted materials can eliminate or significantly reduce on-site post- fabrication paint lines and the associated costs of compliance with complex environmental and other regulations. Pre-painted materials facilitate the adoption of just-in-time and continuous process manufacturing techniques that can result in improvements to work-in-process inventory, plant utilization and productivity. Since pre-painted metal is cleaned, treated and painted while flat, the result is a more uniform and higher quality finished part than can be achieved by even the best post-fabrication painting operation. There are no hidden areas where paint is difficult to reach and where corrosion can begin after the product has been marketed. As a result, companies using pre-painted material generally benefit from lower manufacturing costs and improved product quality. Use of pre-painted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing.

The Company serves the automotive market by electrogalvanizing steel coils. EG is a corrosion-resistant steel product used to manufacture automobile and light-truck body skins. The Company serves the automotive market (including Quiet Steel) through its own marketing efforts and through an EG tolling agreement. However, the use of automotive quality hot-dip galvanized steel has been introduced by the steel industry and continues to make inroads into the EG market. The Company is unable to determine the effect, if any, on the market resulting from the existence of excess capacity, the entrance of additional capacity, changes in galvanizing technology or the substitution of other materials. MSCWC’s current and future production levels are also dependent upon economic conditions in the industries that use EG and other coated sheet steel products, including the automotive and appliance industries.

MSCWC electrogalvanizes zinc and zinc-alloy coatings and applies organic coatings onto sheet metal in coil form. MSCWC offers a full complement of pure zinc and zinc-nickel plated products with or without organic coatings or top coats that offer corrosion, forming or cosmetic advantages over competitive products, such as plastic and hot-dip galvanized steel, to the automotive as well as other markets. Demand for coatings over the electrogalvanized plating has increased historically due to greater corrosion expectations for steel products and enhanced cosmetic requirements. The MSCWC facility is the only facility in North America capable of meeting the wide width demand, in a single pass through its line, for this full complement of products. In addition, MSCWC has laminating capability to produce Quiet Steel for acoustical/thermal applications.

On May 7, 2003, International Steel Group Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets as part of BSC’s bankruptcy proceedings. On the same day, the Company purchased the remaining 33.5% ownership interest in the Partnership from ISG (the “ISG Transactions”). As a result of the ISG Transactions, the Company has a 100% controlling interest in the Partnership’s electrogalvanizing facility in Walbridge, Ohio and has consolidated the results of operations of the MSCWC facility from that date. In connection with the purchase, MSCWC entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG until December 31, 2004. Through the expiration of the tolling agreement, ISG has priority production rights for up to 25% of the available line time at the MSCWC facility (see Note 3 of the Notes to the Consolidated Financial Statements entitled, “Joint Venture and Partnership” on pages 40 and 41). The EG products processed by MSCWC for ISG are expected to be sold primarily to the automotive industry.

ISG and the other mills utilizing the MSCWC facility are major suppliers of sheet steel to the United States automobile industry. The orders for MSCWC’s toll coating services are primarily and independently generated by ISG and MSC for their respective customers. For reporting periods ending on or before the date of the ISG Transactions, EMS’s net sales for electrogalvanizing primarily consisted of various fees charged to the Partnership for operating the facility. Net sales to the Partnership represented 2%, 20% and 21% of MSC’s net sales in fiscal 2004, 2003 and 2002, respectively. The fees consisted of a variable portion, based on the production volumes and product mix, and a fixed portion, including taxes, rent, insurance and the fixed portion of electricity. The overall profitability to EMS depended on MSCWC’s processing skill and efficiency. MSCWC’s pricing of services to ISG is contractually fixed, while pricing of services to other customers is market driven.

MSC Electronic Materials and Devices Group

EMD is now offering the transportation and consumer electronics markets the world’s only field-effect sensor that may be implemented as a 5-volt, digital, stand-alone, software-free switch, recognized by Underwriter Laboratories, Inc. Products using the switch/sensor include interface control panels for fluid-level sensing devices for recreational vehicles and marine markets. The switch/sensor operates by generating an electronic field above and below the substrate that covers it – typically a glass or plastic panel. When the field is disrupted, the switch/sensor is triggered. Since the switch/sensor has adjustable sensitivity levels, it can be fine-tuned to meet the requirements of each application. Because the switch/sensor is solid-state with no moving parts and the switch/sensor is mounted entirely behind the interface material (including glass or plastic), it is protected from environmental conditions and operating abuse that often damage ordinary mechanical or membrane switch/sensors. These switch/sensors can be integrated into new or current user interfaces, reducing time-to-market and developmental costs. Since this sensor technology also can be configured to detect non-human machine and material movements, EMD also is developing product solutions for position, as well as, fluid-level sensing applications.

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. As of February 29, 2004, the Company has received $58.0 million related to the disposition and liquidation of the business, consisting of $31.2 million of sale proceeds from Grupo IMSA S.A. de C.V. and $26.8 million from liquidating the Pinole Point Steel operations. The proceeds from liquidating the Pinole Point Steel operations include an income tax refund of $10.6 million received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of February 29, 2004, there are $0.4 million in net liabilities remaining. The remaining net liabilities include liabilities (primarily workers compensation exposure) not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation in the Consolidated Financial Statements.

Competition

The market for electronic (both EMS and EMD) and acoustical/thermal material-based solutions is competitive, both domestically and internationally. There are competitors in each product market served by the Company, some of which have greater resources than the Company. The Company believes, however, that its technology, product development capability, technical support and customer service place it in a strong competitive position in the electronic and acoustical/thermal markets.

The coated metal material-based solutions process competes with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping and brushing. Although there can be no assurance, the Company expects that the market penetration of coated metal (coil coating) will increase as a result of more stringent environmental regulation and the energy efficiency, quality and cost advantages provided by pre-painted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations. The Company believes it is one of the largest coil coaters, with approximately 12% of the total tons processed in the United States in calendar 2003 based on National Coil Coaters Association data. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of quality, price, customer service, technical support and product development capability. The Company believes the domestic coil coating market is approximately 27% over capacity.

Competition in the production and sale of EG steel for the automotive industry comes from other steel companies that, either directly or through joint ventures, produce EG steel on seven manufacturing lines in the United States. Limited quantities of EG steel also are imported into the United States from foreign steel suppliers. The Company believes that the Walbridge facility operates at higher costs than the domestic mills and is having difficulty serving the expected end-users of EG steel. The Company is reviewing the profitability of the continued sale and production of EG. In addition, the use of automotive quality hot-dip galvanized steel continues to make inroads into the EG market. The Company is unable to determine the effect, if any, on the market resulting from the existence of excess capacity, the entrance of additional capacity, changes in galvanizing technology or the substitution of other materials.

International

The Company believes that significant opportunities exist internationally, particularly for the Company’s computer hard disk drive cover materials, disc brake noise dampers and Quiet Steel products. As a percentage of net sales, direct export sales represented 10%, 8%, and 15% in fiscal 2004, 2003 and 2002, respectively.

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

Marketing and Sales

The Company markets its electronic (both EMS and EMD), acoustical/thermal and coated metal products, services and technologies primarily through its in-house sales and marketing organization as well as through independent distributors, agents and licensees. The Company employs key individuals with noise, vibration and harshness (“NVH”) experience using a proven sales methodology for penetrating the automotive markets served by EMS. The retention of these individuals is important to the development of solutions supporting the growth in sales of the EMS laminate products. The Company focuses its sales efforts on manufacturers, but also sells to steel mills and their intermediaries, metal service centers and metal brokers. EMS markets EG and other products (including Quiet Steel) using the MSCWC production rights to 75% of the available line time at the MSCWC facility. EMS has the right to utilize available line time to the extent that ISG does not provide firm orders for EMS services. In fiscal 2004, EMS utilized approximately 30% of the total available line time, and ISG utilized approximately 30%.

All of the Company’s selling activities are supported by technical service departments that aid the customer in the choice of available materials and their use in the customer’s manufacturing process.

The Company estimates that customers in the building products market were the end-users for approximately 16%, 18%, and 22% of MSC’s net sales in fiscal 2004, 2003 and 2002, respectively. The Company also estimates that the original equipment and aftermarket segments of the transportation industry were the end-users for approximately 44%, 51%, and 48% of MSC’s net sales in fiscal 2004, 2003 and 2002, respectively. Due to concentration in the automotive industry, the Company believes that sales to individual automotive companies, including indirect sales, are significant. One end user of the Company’s disk drive materials (Western Digital) accounted for approximately 10%, 4% and 7% of the Company’s consolidated net sales in fiscal 2004, 2003 and 2002, respectively.

The Company’s backlog of orders as of February 29, 2004, was approximately $20.4 million, all of which is expected to be filled during the remainder of the current fiscal year. The Company’s backlog was approximately $23.0 million as of February 28, 2003.

MSC is generally not dependent on any one source for raw materials or purchased components essential to its business for which an alternative source is not readily available. During the fourth quarter of fiscal 2004, a shortage of available metal and higher pricing developed which impacted each of the markets served by the Company. The Company expects this industry-wide metal situation to continue for the first three quarters of fiscal 2005.

MSC believes that its business, in the aggregate, is not seasonal. Some of its products, such as materials used for building products and swimming pools, however, experience greater demand in some seasons.

Environmental Matters

The Company believes it operates its facilities and conducts its business, in all material respects, in accordance with applicable environmental laws. The Company spent approximately $3.1 million in fiscal 2004, and has budgeted approximately $3.2 million for fiscal 2005, for maintenance or installation of environmental controls at its facilities. For additional information regarding the Company’s environmental matters, see “Legal Proceedings” on pages 10 and 11 and Note 4 of the Notes to the Consolidated Financial Statements entitled “Contingencies,” on pages 41 and 42.

Research and Development

Management estimates that it spent approximately $4.3 million in fiscal 2004, $3.9 million in fiscal 2003 and $6.1 million in fiscal 2002 for product and process development activities.

When possible, the Company seeks patent and trademark protection for its products. The Company owns and is licensed under a number of U.S. and foreign patents, patent applications, trademarks and trademark applications. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal terms of patents in the various countries where patent protection is obtained. While the Company considers its various patents, patent applications, trademarks and trademark applications to be important, it does not believe that the loss of any individual patent, patent application, trademark and trademark application would have a material adverse effect upon its business as a whole. However, the loss of EMD’s license with TST and any patents and patent applications related thereto could have a material adverse effect on EMD’s business and future growth. EMD represented less than 1% of the Company’s net sales in fiscal 2004.

Employees

As of February 29, 2004, the Company had 702 full-time employees. Of these, approximately 473 were engaged in manufacturing, 77 in marketing and sales, 137 in administrative and clerical positions and 15 in process and product development.

The employees at the Eisenach, Germany facility are not represented by a union. Hourly manufacturing employees at Elk Grove Village, Illinois; Morrisville, Pennsylvania; and Middletown, Ohio are covered by separate union contracts expiring in February 2007, November 2005 and May 2007, respectively. The Walbridge, Ohio hourly employees elected in October 2003 to be represented by a union. The Walbridge, Ohio contract is currently being negotiated.

Executive Officers to the Registrant

The executive officers of the Company as of April 28, 2004, are as follows:

Name	Age	Position(s) Held

Ronald L. Stewart	61	President and Chief Executive Officer, MSC and a director of MSC since March 2004. Mr. Stewart is the acting President and CEO of Pangborn Corporation for a transition period ending on or before December 31, 2004 and was President and CEO of Pangborn Corporation from 1999 to 2004. Mr. Stewart was President and CEO of Colt Industries from 1996 to 1998.

James J. Waclawik, Sr.	45	Vice President, Chief Financial Officer and Secretary, MSC since October 1996.

Robert J. Mataya	61	Vice President, Business Planning and Development, MSC since July 1991.

Ronald L. Millar, Jr.	53	Vice President and General Manager of Pre Finish Metals since May 2004; Senior Vice President Operations of EMS since July 2003; President, EMS since November 2001; and Group Vice President and General Manager, MSCLC from November 1995 to November 2001.

John M. Klepper	57	Vice President, Human Resources, EMS since November 2001; and Director of
Corporate Human Resources, MSC from March 2000 to November 2001. Prior to joining the Company, Mr. Klepper was Vice President, Human Resources for Fluid
		Management, Inc. since 1997.

Clifford D. Nastas	41	Vice President and General Manager of EMS since May 2004; Vice President, Sales and Marketing, EMS since July 2003; Vice President, Marketing, EMS from November 2001 to July 2003; and Vice President, Marketing, MSCLC from January 2001 to November 2001. Prior to joining the Company, Mr. Nastas was Global Automotive Business Director for Honeywell International Inc. since 1995.

Andrew G. Blake	46	President, EMD since July 2002. Prior to joining the Company, Mr. Blake was a management consultant for MSC since 1999; President for Innovative Manufacturing Solutions Corporation since 1998.

John J. Glazier, Jr.	42	Vice President Administration and Finance, EMD since July 2002; Director Corporate
Procurement, from April 2000 to July 2002; and Plant Manager, Pre Finish Metals (EGV)
		Inc. from September 1996 to April 2000.

Item 2. Properties

The Company owns or leases facilities with an aggregate of approximately 1,386,000 square feet of space. In addition to the principal physical properties used by the Company in its manufacturing operations as summarized in the table below, the Company leases insignificant sales and administrative offices pursuant to short-term leases. The Company considers all of its principal facilities to be in good operating condition and sufficient to meet the Company’s near-term operating requirements. In addition to the properties noted below, the Company also has products manufactured with a joint venture, Tekno S.A. (“Tekno”), and third parties in North America, South America and Southeast Asia, respectively.

Location	Approximate Area in Square Feet	Lease Expiration (or Ownership)		Primary Business Segment Served	Description

Elk Grove Village, Illinois Plant No. 1	58,000	Owner	(1)	EMS	Coil Coating Facility (Currently Idle)

Elk Grove Village, Illinois Plant No. 2	223,000	Owner		EMS	Laminating and Coil Coating Facility

Elk Grove Village, Illinois Plant No. 3	312,000	Owner		EMS	Coil Coating Facility

Morrisville, Pennsylvania	121,000	Owner		EMS	Coil Coating Facility

Middletown, Ohio	170,000	Owner		EMS	Coil Coating Facility (To be closed July 2004)

Walbridge, Ohio	465,000	June 2008	(2)	EMS	Electrogalvanizing, Laminating and Coil Coating Facility

Eisenach, Germany	11,000	Owner		EMS	Stamping and Testing Facility

(1)	On December 15, 2003, the Company entered into a definitive agreement for the sale of the production line in Plant No. 1 in Elk Grove Village, IL. In addition, MSC entered into a letter of intent for the sale of Plant No. 1 contingent upon the removal of the production line by March 2005.
(2)	This facility was held under a capital lease until June 30, 2003. The Company extended the lease for five years until June 30, 2008 and this extension period is being treated as an operating lease. The lease may be further extended in five year increments, at the option of the Company, through June 30, 2023. From April 1, 1986 to May 7, 2003, this facility was subleased to the Partnership (see Note 6 of the Notes to the Consolidated Financial Statements entitled “Leases,” on page 44).

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

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove Village facility. The Company has filed a response and performed stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those recent stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicate the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line is in excess of the permit limit. To address that issue, the Company has filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA granted. The Illinois EPA has indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation were referred to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company. On December 22, 2003, the Company received a notice from the office of the Illinois Attorney General of their intent to file an enforcement action regarding the alleged violations. In the fourth quarter of fiscal 2004, the Company recorded a reserve of approximately $0.2 million for its potential costs related to this action. The Illinois Attorney General filed a complaint on April 8, 2004.

MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1.2 million to $1.9 million. The Company’s environmental reserves were approximately $1.2 million as of February 29, 2004.

The Company believes that the ultimate outcome of its environmental legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of February 29, 2004 and, where applicable, taking into account contributions from other PRPs. However, there can be no assurance that the Company’s environmental legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors.

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

Item 4. Submission of Matters to a Vote of Security Owners

There were no matters submitted to the Company’s shareowners during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareowner Matters

The Company’s common stock, $.02 par value, is listed on the New York Stock Exchange under the symbol “MSC.” The table below sets forth, by fiscal quarter, the high and low sales prices of the Company’s common stock during its past two fiscal years.

Fiscal Year	Fiscal Quarter	High	Low

2004	1st 2nd 3rd 4th	$10.5600 11.1400 10.4900 12.8700	$8.0500 8.9500 9.2900 9.4100

Fiscal Year	Fiscal Quarter	High	Low

2003	1st 2nd 3rd 4th	$12.3000 15.6500 14.1200 14.9400	$9.9700 12.4000 9.6300 10.2600

There were 748 shareowners of record of the Company’s common stock at the close of business on April 28, 2004.

On April 16, 2003, the Company’s Board of Directors voted to terminate the Company’s shareholder rights agreement. The agreement was terminated by redeeming all of the outstanding rights at a price of $0.01 per right, payable in cash. There was one right attached to each outstanding share of common stock. The redemption payment was mailed on or about May 27, 2003 to shareowners of record on April 28, 2003. As a result of the redemption, the rights cannot become exercisable, and the shareholder rights agreement was terminated (see Note 11 of the Notes to the Consolidated Financial Statements entitled “Equity and Compensation Plans,” on pages 48–51).

MSC has not paid cash dividends, other than the redemption payments for the rights under MSC’s shareholder rights agreement discussed above and a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company’s business. If business circumstances should change, the Board of Directors may declare and instruct the Company to pay dividends. However, the Company’s ability to pay dividends on its common stock is limited by certain covenants contained in the Company’s credit and Senior Note agreements (see Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness” on pages 43 and 44).

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

(Dollars and number of shares in thousands, except per share data)	Fiscal Year
	2004		2003		2002		2001		2000

Income Statement Data
Net Sales	$243,218		$266,818		$250,506		$273,860		$278,669
Income (Loss) from Continuing Operations Before Income Taxes	(17,689)		(1,712)		(7,621)		10,415		21,380
Net Income (Loss)(1)	(14,537)		1,494		(25,083)		(684)		16,715
Diluted Net Income (Loss) Per Share	$(1.04)		$0.11		$(1.79)		$(0.05)		$1.10

Balance Sheet Data
Working Capital	$37,875		$68,398		$115,463		$162,735		$163,378
Net Property, Plant and Equipment	80,667		93,188		102,915		118,464		124,922
Total Assets	203,954		237,809		299,474		345,539		350,564
Total Debt	43,944		55,503		105,262		137,465		120,667
Shareowners' Equity	110,978		121,887		128,624		149,736		158,982
Average Capital Employed	166,156		205,638		260,544		283,425		283,552

Cash Flow Data
Depreciation and Amortization	$14,929		$16,397		$17,826		$17,064		$16,803
Net Cash Provided by (Used in) Operating Activities	4,397		33,622		(25,510)		12,450		47,730
Capital Expenditures	4,519		6,259		5,289		9,710		9,763

Financial Ratios
Gross Profit as a % of Net Sales	16.9%		17.8%		18.1%		19.7%		22.6%
SG&A Expenses as a % of Net Sales	15.8%		15.2%		16.9%		15.3%		14.0%
Income (Loss) from Continuing Operations Before Income Taxes as a % of Net Sales	(7.3%	)	(0.6%	)	(3.0%	)	3.8%		7.7%
Net Income (Loss) as a % of Net Sales	(6.0%	)	0.6%		(10.0%	)	(0.2%	)	6.0%
Research and Development as a % of Net Sales	1.8%		1.5%		2.4%		2.3%		1.9%
Effective Income Tax Rate	20.6%		80.2%		41.1%		37.4%		33.3%
Return on Average Shareowners' Equity	(12.5%	)	1.2%		(18.0%	)	(0.4%	)	10.8%
Return on Average Capital Employed	(8.7%	)	0.7%		(9.6%	)	(0.2%	)	5.9%
Total Debt to Total Capital Employed	28.4%		31.3%		45.0%		47.9%		43.1%

Other Data
Per Share Information:
Net Cash Provided by (Used in) Operating Activities	$0.31		$2.36		$(1.82)		$0.88		$3.14
Book Value	$7.93		$8.57		$9.18		$10.59		$10.46
Market Price:
High	$12.87		$15.65		$10.96		$14.31		$15.75
Low	$8.05		$9.63		$6.70		$7.50		$6.38
Close	$11.38		$10.26		$10.00		$8.80		$14.44
P/E (High)	NM		142.3	x	NM		NM		14.3	x
P/E (Low)	NM		87.5	x	NM		NM		5.8	x
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,990		14,226		14,007		14,141		15,200
Shareowners of Record	741		826		893		929		950
Number of Employees(2)	702		740		745		815		808

(1)	In 2004, the Company has recorded a loss, net of tax, on the sale of Pinole Point Steel of $489; a pretax gain on the curtailment of Retiree Healthcare of $1,951; a pretax loss from asset impairments of $15,810, a pretax restructuring charge of $1,964, a pretax charge of $917 related to SERP buyouts, and a pretax charge of $322 related to retention agreements.

In 2003, the Company recorded a gain, net of tax, on the sale of Pinole Point Steel of $1,934; a loss, net of tax, on the sale of Specialty Films of $101; a pretax contractual debt prepayment penalty of $2,388; and a pretax restructuring charge of $855.
In 2002, the Company recorded a gain, net of tax, on the sale of Specialty Films of $38,787; a loss, net of tax, on the sale of Pinole Point Steel of $53,287 (including a provision of $12,278 for future operating losses); a pretax restructuring charge of $1,450; and a pretax impairment charge of $8,361.
(2)	Represents employees from continuing operations.

NM: Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands)

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-K.

Material Sciences Corporation (“MSC” or “Company”) reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. MSC reports results on the basis of two business segments, MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS’s electronic material-based solutions consist primarily of coated metal and laminated noise reducing materials used in the electronics market. EMS’s acoustical/thermal material-based solutions consist of layers of metal and other materials used to manage noise and thermal energy for the automotive, lighting and appliance markets. EMS’s coated metal material-based solutions include coil coated and electrogalvanized (“EG”) products primarily used in the automotive, building and construction, appliance and lighting markets. EMD’s electronic material-based solutions include field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets.

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

Results of Operations – Fiscal 2004 Compared with Fiscal 2003

Executive Summary

Net sales decreased by 8.8% in fiscal 2004 to $243,218 from $266,818 in fiscal 2003. MSC’s gross profit margin was 16.9%, or $41,015, in fiscal 2004 as compared with 17.8%, or $47,575, in the prior year. Selling, general and administrative (“SG&A”) expenses of $38,445 were 15.8% of net sales in fiscal 2004 as compared with $40,476, or 15.2%, of net sales in fiscal 2003.

Results of Operations

	2004	2003	2002

Net Sales	100.0%	100.0%	100.0%
Cost of Sales	83.1	82.2	81.9

Gross Profit	16.9%	17.8%	18.1%
Selling, General and Administrative Expenses	15.8	15.2	16.9
Asset Impairments, Restructuring and Other	7.0	0.3	3.9

Income from Operations	(5.9)%	2.3%	(2.7)%
Total Other (Income) and Expense, Net	1.4	2.9	0.3

Loss from Continuing Operations Before Income Taxes	(7.3)%	(0.6)%	(3.0)%
Income Taxes	(1.5)	(0.5)	(1.2)
Gain (Loss) on Discontinued Operations, Net of Income Taxes	(0.2)	0.7	(8.2)

Net Income	(6.0)%	0.6%	(10.0)%

The general state of the principal industries in which the Company operates includes the following risks and opportunities. Overcapacity in the coil coating industry is approximately 27% which has an impact on pricing, facility utilization and the need for competitive terms of sale. In addition, the domestic steel industry has suffered numerous bankruptcies and strong international competition which has impacted the Company’s EG business and the availability and cost of steel substrate. However, there are significant growth opportunities for the Company’s noise, vibration and harshness (“NVH”) solutions in the acoustical/thermal and electronic markets served. We also believe that the future opportunities for EMD’s field-effect technology are significant, as exhibited by the recent commercial successes with Lear Corporation (“Lear”) and in the recreational vehicle and marine markets.

During fiscal 2004, management executed an action plan to make systemic cost reductions; initiate organizational changes designed to provide focus on operations; evaluate the strategic direction of the Company and its portfolio of operations; and perform a review of underperforming assets with the intent of improving performance, selling or idling those underperforming assets.

During the fiscal year, the Company benefited from approximately $6,800 of cost savings (including both cost of sales and SG&A cost reductions). These cost savings were due to the Company’s production efficiencies ($899); workforce reductions and reductions in benefit costs ($5,083, including the reduction of $1,951 in retiree health care liability in the second fiscal quarter); and other reductions in discretionary spending ($791).

The Company made certain organizational changes in fiscal 2004, impacting the Company’s marketing and manufacturing operations. The last changes were made in May 2004. The primary emphasis of these actions was to focus appropriate resources on the coil coating markets to increase sales and reduce costs. In the growth area of the business, primarily Quiet Steel products, the Company continues to invest in marketing and manufacturing facilities to commercialize its laminate products. These efforts were rewarded with key product wins including the Ford F 150 dash panel and oil pan, and the recessed floor pans for the “Stow ‘n Go” seat in the new Chrysler Town & Country and Dodge Grand Caravan Minivans. In May 2004, the Company announced the addition of a center of excellence (“COE”) which will be utilized for the engineering, application and validation of its NVH material solutions.

In connection with its strategic review process, the Company announced the sale of its idled Elk Grove Village production line in January 2004, and entered into a letter of intent for the sale of the Elk Grove Village production facility housing the idled line. In addition, the Company entered into retention agreements with key employees to ensure continuity of business operations. A significant portion of the retention benefits vest on May 31, 2005. The Company also entered into agreements to buyout legacy costs related to certain supplemental pension benefits (“SERP”) with officers and key employees.

As a result of the strategic review and fourth quarter events (industry wide metal shortages, higher metal pricing and the loss of a significant customer serviced by the Middletown, Ohio facility), the Company announced the closing of the Middletown facility in May 2004. The Board concluded that operating the remaining coil coating facilities would provide the best opportunity for a greater return to shareowners. This resulted in a pretax impairment charge of $9,071 in the fourth quarter of fiscal 2004. The Company also evaluated the goodwill related to its fiscal 2002 acquisition of Goldbach Automobil Consulting (“GAC”) in the fourth quarter in accordance with its accounting policy to review goodwill for impairment on an annual basis. The penetration of the European brake market was slower than previously projected. In addition, the Company experienced delays in the negotiation of definitive agreements with a potential strategic partner related to the marketing and sales of Quiet Steel in Europe. Based on these factors, the Company recorded a pretax impairment charge of $6,739. The Company is reviewing various strategic alliances, including joint ventures, to commercialize these products in Europe. However, we cannot be certain of the success of these efforts.

The Company is also reviewing the continued investment in the EMD business segment. We believe that the field-effect technology has significant value indicated by the acceptance of the technology in several areas including the automotive market (execution of an exclusive supply agreement with Lear), the non-automotive transportation market (products in the recreational vehicle and marine) and the consumer electronics market. The Company is currently discussing a full range of strategic alternatives as it relates to the EMD business. The Company believes that this process will accelerate the market penetration of the technology.

As discussed below, Asset Impairments, Restructuring and Other in the Consolidated Statements of Income total $17,062 which includes asset impairments of $15,810, restructuring expenses of $1,964 and other net benefits of $712.

MSC Engineered Materials and Solutions Group

Net sales for EMS decreased 8.9% in fiscal 2004 to $242,748 from $266,546 in fiscal 2003. Sales of electronic-based materials grew 18.9% to $26,810 in fiscal 2004 from $22,540 in the prior year. The growth was due to increased sales of NRGDampTM for computer disk drive covers as well as cabinetry materials. In fiscal 2004, acoustical/thermal materials sales increased 23.0% to $76,183 from $61,938 in fiscal 2003 primarily due to continued acceptance of the Company’s NVH solutions in the areas of body panel laminate (Quiet Steel), engine and aftermarket brake markets, somewhat offset by lower shipments of Specular +. Coated metal materials sales decreased 23.2% in fiscal 2004 to $139,755 from $182,068 in the prior year primarily due to lower electrogalvanizing sales resulting from ISG beginning to exit the EG market. In addition, lower sales to the gas tank, lighting and clutch plate markets were somewhat offset by higher sales to the appliance and swimming pool markets.

EMS’s gross profit margin was 16.7%, or $40,612, in fiscal 2004 as compared with 17.8%, or $47,540, in the prior year. Gross profit was impacted by several factors including the reduced capacity utilization (61% in fiscal 2004 compared with 77% in fiscal 2003); the inclusion of depreciation of the Walbridge Coatings facility due to the May 2003 purchase of the remaining interest in the Partnership; offset, to some extent, by the Company’s cost reduction program. SG&A expenses were $26,374 in fiscal 2004, an 8.8% decrease from $28,919 in fiscal 2003. The decrease was due to lower administrative costs resulting from the Company’s implementation of its cost reduction program and lower variable compensation expenses, slightly offset by increased investment in marketing and research and development.

On May 7, 2003, ISG purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets as part of BSC’s bankruptcy proceedings. On the same day, MSC purchased from ISG the remaining 33.5% ownership interest in the Partnership for $3,600. Accordingly, as of such date, the Company has a 100% controlling interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Consolidated Financial Statements. In conjunction with the ISG Transactions, MSC entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG for a period ending on December 31, 2004. ISG also assumed amounts payable by BSC to the Partnership through the expiration date of the tolling agreements. ISG has priority production rights to 25% of the available line time at the Walbridge, Ohio facility, and MSC markets the remaining 75% of the line time.

On May 13, 2002, the Company completed the purchase of an ownership interest in the Partnership from a subsidiary of LTV Steel Company, Inc. (“LTV”) for $3,137. As a result of the purchase, MSC’s ownership interest in the Partnership increased to 66.5% and it gained access to an additional 33% of the facility’s line time for a total of 37%.

On December 15, 2001, a major fire significantly damaged an electrogalvanizing facility owned by the Double Eagle Steel Coating Company (“DESCO”), a joint venture between U.S. Steel Corporation and Rouge Steel Company. The Partnership serviced both U.S. Steel Corporation and Rouge Steel Company through September 2002, when the DESCO facility resumed production, in addition to BSC, ISPAT Inland Inc. and other customers with EG and other services in fiscal 2003.

The Company’s sales to ISG for fiscal 2004 were significantly less than the fiscal 2003 sales to BSC ($37,379). For fiscal 2004, ISG utilized 30% of available line time at the Walbridge facility compared with BSC’s utilization of 49% in fiscal 2003. Based upon the loss of DESCO’s business, the expected decline in ISG’s utilization of the facility, partially offset by increased production of Quiet Steel, the Company operated the Walbridge, Ohio facility at approximately 60% of capacity in fiscal 2004 versus 81% in fiscal 2003. The Walbridge, Ohio facility’s current and future production levels, however, are dependent, in large part, upon economic conditions in the industries that use EG and other coated sheet steel products, including the automotive and appliance industries, the consumption of laminated noise and vibration products and the potential shifting of EG business between electrogalvanizing facilities by major steel producers. The Company expects the facility to operate at approximately 45% to 50% in fiscal 2005.

MSC Electronic Materials and Devices Group

Sales related to the switch/sensor business increased 72.8% to $470 from $272 in the prior year. Sales were related to prototype and product development services, product commercialization in the non-automotive market segment and the revenue associated with an exclusive supply agreement with Lear.

EMD’s gross profit margin was 85.7%, or $403, in fiscal 2004. The margin reflects the revenue generated by EMD’s supply agreement, non-recurring engineering revenue, and product sales in the non-automotive and consumer electronics market segments.

SG&A expenses were $5,464 in fiscal 2004 as compared with $3,774 in fiscal 2003. The SG&A expenses relate to marketing, research and development, and application development efforts related to the switch/sensor business and the license fee payable to TouchSensor Technologies, LLC (“TST”). The Company anticipates marketing, research and development and application development spending and the license fee payable to TST related to the switch/sensor business to be approximately $6,200 for fiscal 2005 based on anticipated spending levels.

The TST agreement provides EMD the right to manufacture, use, sell and further develop TST’s patented touch sensor technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount (see Note 14 of the Notes to the Consolidated Financial Statements entitled “Contractual Commitment,” on page 53). In general, the exclusive license period ends on February 28, 2006, subject to the Company’s right to extend the exclusive license period under certain conditions (see “Contractual Obligations” on page 22).

On August 1, 2003, EMD entered into a supply and joint development agreement with Lear . This agreement provides Lear the exclusive right to incorporate EMD’s field effect technology-based MIRUS™ detector cells into specific interior applications on passenger cars and light trucks. In consideration of this exclusive supply relationship, Lear has agreed to pay EMD $1,500 over the initial two years of the agreement. Both parties retain specific rights of termination during the term of the agreement. The consideration of $1,500 will be amortized into income over a three year period which coincides with the initial period of exclusivity. Under the exclusive supply portion of the agreement, any sales of product would be in addition to the $1,500 of consideration.

Asset Impairments

As one of the results of the Company’s strategic review process, the Company announced in May 2004 the closing of the Middletown, Ohio facility. This action was taken due to the underutilization of the facility, recent industry wide metal availability and pricing issues and the loss of a significant customer which made the facility noncompetitive in the market place. The aforementioned factors resulted in a pretax asset impairment charge of $9,071 being recorded in the fourth quarter of fiscal 2004. In addition, the Company expects to incur approximately $1,600 in fiscal 2005 related to location closing costs including severance and other expenses. The facility is expected to be closed by July 2004.

In the fourth quarter of fiscal 2004, MSC completed its annual assessment of goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Based on the assessment of the goodwill associated with the acquisition of GAC, the Company recorded a pretax impairment charge of $6,739. The impairment resulted from slower growth in the penetration of the European brake market than previously projected. In addition, the Company experienced delays in the identification and negotiation of definitive agreements with potential strategic partners related to the marketing and sales of Quiet Steel in Europe. The Company is reviewing various strategic alternatives, including strategic alliances, to commercialize these products in Europe.

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

Restructuring Expenses

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a new President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 is scheduled to be paid over two years and the remainder relates to the executive’s non-contributory supplemental pension plan to be paid in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses for fiscal 2004 were $1,964. Of this amount, net cash of $977 was paid during fiscal 2004. A total of $559 is recorded as Accrued Payroll Related Expenses and $122 is recorded as Other Long-Term Liabilities in the Consolidated Balance Sheet as of February 29, 2004. The Company expects to incur approximately $700 in severance expense (in addition to Middletown related severance and closing costs) related to further reductions in labor and overhead in fiscal 2005.

On November 20, 2002, the Company announced it had implemented a program to reduce overhead and improve efficiencies. The program involved restructuring the Company’s manufacturing organization, including terminating 14 salaried employees in the third quarter of fiscal 2003. The Company recorded a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003, $677 of which pertained to severance expenses and $178 for other related costs. Total cash paid in fiscal 2003 related to this restructuring program was $383. Total net cash paid in fiscal 2004 related to this restructuring program was $440, and as of February 29, 2004, all such amounts under this program were paid.

On November 15, 2001, the Company announced it implemented a reorganization and cost reduction program. MSC terminated 41 employees primarily in its sales, general and administrative departments and recorded a restructuring charge of $1,450 in fiscal 2002. Of this amount, $1,110 pertained to severance expenses and $340 for other related costs. As of February 28, 2003, all amounts under this restructuring program were paid.

	Severance	Other	Total

Restructuring Reserve Recorded on November 15, 2001	$1,110	$340	$1,450
Cash Payments, Net	(676)	(236)	(912)

Restructuring Reserve as of February 28, 2002	$434	$104	$538
Restructuring Reserve Recorded on November 20, 2002	677	178	855
Cash Payments, Net	(720)	(201)	(921)

Restructuring Reserve as of February 28, 2003	$391	$81	$472
Restructuring Reserve Recorded During Fiscal 2004	1,013	951	1,964
Reclassification of Supplemental Pension Reserve	—	(338)	(338)
Cash Payments, Net	(794)	(623)	(1,417)

Restructuring Reserve as of February 29, 2004	$610	$71	$681

Other

During the second quarter of fiscal 2004, as part of its implementation of systemic cost reductions, the Company curtailed the future retiree health care benefits for certain active employees. This resulted in a one-time reduction in operating expenses and improvement in income from continuing operations of $1,951. This amount is recorded in the Asset Impairments, Restructuring and Other line in the Consolidated Statements of Income (Loss).

As noted in the Executive Summary, the Company entered into retention agreements with certain officers and key employees and bought-out certain SERP benefits. Approximately $322 and $917 were expensed in the fourth quarter of fiscal 2004 for retention and the buyout of SERP, respectively. In addition, a contingent liability (based on employees remaining with the Company through various dates through May 31, 2005) of approximately $1,850 will be expensed in fiscal 2005 and approximately $550 will be expensed in fiscal 2006 related to these agreements.

Total Other Expense, Net and Income Taxes

Total other expense, net, was $3,197 in fiscal 2004, compared with $7,956 in fiscal 2003. The variance was primarily due to the charge related to the early extinguishment of debt of $3,934 in fiscal 2003. Fiscal 2003 also included an allocation of consolidated interest expense to Pinole Point Steel (see Note 8 of the Notes to the Consolidated Financial Statements entitled “Interest (Income) Expense, Net” on page 47). No interest costs were allocated in fiscal 2004. Equity in Results of Joint Ventures was a net loss of $211 in fiscal 2004 as compared with a net loss of $1,557 in fiscal 2003. The Partnership loss is no longer being incurred effective with the Company’s purchase of the remaining interest in the Partnership on May 7, 2003.

MSC’s effective income tax rate was 20.6% (benefit) in fiscal 2004 as compared with 80.2% (benefit) in fiscal 2003. During fiscal 2003, the Internal Revenue Service completed its review of fiscal years 1997, 1998 and 1999. The Company analyzed its income tax reserve position based on this event and reduced its previously provided income tax reserves by $673 in the fourth quarter of fiscal 2003. The variance in the effective tax rate compared to the statutory rate was due to the income tax reserve adjustment and tax credits, valuation allowances for net operating losses and other permanent items relative to income (loss) before income taxes.

Results of Discontinued Operations – Fiscal 2004 Compared with Fiscal 2003

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. As of February 29, 2004, the Company has received $58,016 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $26,842 from liquidating the Pinole Point Steel operations. The proceeds from liquidating the Pinole Point Steel operations include an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of February 29, 2004, there are $414 in net liabilities remaining. The remaining net liabilities include liabilities (primarily workers compensation exposure) not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

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

Results of Operations – Fiscal 2003 Compared with Fiscal 2002

Net sales in fiscal 2003 increased by 6.5% to $266,818 from $250,506 in fiscal 2002. MSC’s gross profit margin was 17.8%, or $47,575, in fiscal 2003 as compared with 18.1%, or $45,231, in the prior year. SG&A expenses of $40,476 were 15.2% of net sales in fiscal 2003 as compared with $42,333, or 16.9%, of net sales in fiscal 2002.

MSC Engineered Materials and Solutions Group

Net sales for EMS increased 6.4% in fiscal 2003 to $266,546 from $250,506 in fiscal 2002. Sales of electronic-based materials grew 13.5% to $22,540 in fiscal 2003 from $19,856 in the prior year. The growth was due to an increase in NRGDamp sales for computer disk drive covers as well as set-top box sales. Acoustical/thermal materials sales declined 2.2% in fiscal 2003 to $61,938 as compared with $63,306 in fiscal 2002 primarily due to lower sales to the aftermarket brake and lighting markets, offset in part by higher shipments to the body panel laminate and engine markets. In fiscal 2003, sales of coated metal materials increased 8.8% to $182,068 from $167,344 in fiscal 2002.

EMS’s gross profit margin was 17.8%, or $47,540, in fiscal 2003 as compared with 18.1%, or $45,231, in the prior year. The decrease in gross profit margin was primarily the result of an unfavorable product mix and lower capacity utilization due to sales shortfalls of coated metal products and higher operating costs.

SG&A expenses were $28,919, or 10.8%, of net sales in fiscal 2003 versus $32,764, or 13.1%, of net sales in fiscal 2002. The decrease in SG&A percentage was due to the increase in net sales offset by $1,270 of bad debt expense incurred due to several customers declaring bankruptcy.

MSC Electronic Materials and Devices Group

SG&A expenses were $3,774 in fiscal 2003 which related to marketing and research and development spending related to the switch/sensor business and the license fee payable to TST.

Total Other Expense, Net and Income Taxes

Total other expense, net, was $7,956 in fiscal 2003 as compared to $708 in fiscal 2002. The variance was primarily due to the allocation of interest expense to the Pinole Point Steel business for all of fiscal 2002 versus only the first quarter of fiscal 2003. In addition, fiscal 2003 included a charge related to the early extinguishment of debt of $3,934. Equity in Results of Joint Ventures was a net loss of $1,557 in fiscal 2003 as compared with a net loss of $1,560 in fiscal 2002.

MSC’s effective income tax rate was 80.2% (benefit) in fiscal 2003 as compared with 41.1% (benefit) in fiscal 2002. During fiscal 2003, the Internal Revenue Service completed its review of fiscal years 1997, 1998 and 1999. The Company analyzed its income tax reserve position based on this event and reduced its previously provided income tax reserves by $673 in the fourth quarter of fiscal 2003. The variance in the effective tax rate compared to the statutory rate was due to the income tax reserve adjustment and tax credits and other permanent items relative to income (loss) before income taxes.

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

Liquidity and Capital Resources

The Company has historically financed its operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. The Company believes that its cash on hand and availability under its amended and restated credit facility will be sufficient to fund its operations, redeem its 1998 senior notes and pay a contractual debt prepayment penalty associated therewith, and working capital needs.

MSC generated $4,397 of cash from operating activities in fiscal 2004, as compared with $33,622 in the prior fiscal year. The decrease in cash generation was due mainly to the investment in working capital of $18,652 in fiscal 2004 as compared with an investment of $2,398 in fiscal 2003. The increase in working capital was due mainly to the purchase of the Partnership interest in fiscal 2004, a change in payment terms, and an increase in inventory due to the growth in the Quiet Steel business and other building products using an organic coating over an EG substrate in the second half of the fiscal year. The working capital is now consolidated on MSC’s balance sheet versus recorded in investment in joint ventures in the prior year. The liquidation of Pinole Point also generated less cash from operating activities in fiscal 2004 as compared with fiscal 2003.

In fiscal 2004, MSC invested $4,519 in capital improvement projects compared with $6,259 in fiscal 2003. Investments in joint ventures were $358 in fiscal 2004 compared with $3,405 in fiscal 2003. The change in investments in joint ventures related to the Company’s purchase of LTV’s ownership interest in the Partnership for $3,137 in fiscal 2003. There were no investments in joint ventures related to discontinued operations in fiscal 2003 compared with $5,114 in fiscal 2002 due to the investment in the joint venture with Bekaert Corporation prior to the disposition of the Company’s Specialty Films business. On May 7, 2003, the Company invested $3,600 to purchase the remaining ownership interest in the Partnership from ISG. Fiscal 2005 capital expenditures are projected to be approximately $9,500. The increase is primarily due to the investment in the COE announced in May 2004.

MSC’s total debt decreased to $43,944 in fiscal 2004 from $55,503 as of February 28, 2003. The Company made principal debt payments of $11,278 on June 2, 2003 related to the 1998 Senior Notes. Total interest paid on the Senior Notes was $3,364 in fiscal 2004. In the fourth quarter of fiscal 2004, the results of operations, including the asset impairment charge, caused the Company to be out of compliance with the minimum net worth covenant under the terms of the 1998 Senior Notes. Accordingly, the Company notified the holders of the 1998 Senior Notes that it intended to repay the principal, interest and contractual debt prepayment penalty on or before June 1, 2004. The Company paid principal of $36,167, interest of $1,086 and a contractual debt prepayment penalty of $3,318 to all but two noteholders on May 10, 2004. The remaining noteholders elected to receive payment on or before June 1, 2004. The Company expects to pay the remaining principal ($7,778), approximate interest ($264) and estimated contractual debt prepayment penalty ($713) on or before June 1, 2004. In addition, the remaining noteholders waived the noncompliance of the minimum net worth covenant until June 1, 2004 or earlier upon prepayment of the notes (see Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness,” on pages 43 and 44). On July 31, 2002, the Company made a debt payment of $39,432 to the holders of the 1997 Senior Notes. The debt payment consisted of principal of $35,714 and a contractual debt prepayment penalty of $3,934 (pretax basis). The contractual debt prepayment penalty included the prepayment penalty of $3,718 and a $216 write-off of debt issuance costs.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. No borrowings were outstanding under the New Line or previous line as of February 29, 2004. There were $3,357 in outstanding letters of credit as of February 29, 2004. Under the New Line, fees are charged for the unused portion of the line. At the Company’s option, interest is at the bank’s prime rate (4.0% as of February 29, 2004) or at LIBOR plus a margin based on funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004. As of February 29, 2004, the outstanding letters of credit were cash collateralized. A total of $3,357 was classified as Restricted Cash in the Consolidated Balance Sheets. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) and intangible property of the Company.

On March 1, 2002, the Company purchased 13,593 of its shares from certain employees at $10.00 per share related to the vesting of the Company’s 1999 Long-Term Incentive/Leverage Stock Awards Program. The Compensation Committee of the Board of Directors approved the share repurchase under the provisions of the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees to cover a portion of the participants’ tax withholding liability for the vesting of these shares under the 1999 Program. On June 20, 2002, the Company resumed the previously approved repurchase program (suspended in fiscal 2001) and purchased the remaining of the authorized shares for a total of 290,619 shares with an average purchase price of $14.89 per share by February 28, 2003. On June 20, 2002, MSC’s Board of Directors also authorized a new program to repurchase up to an additional 500,000 shares of the Company’s common stock. The repurchase of 500,000 shares was complete as of February 28, 2003 with an average purchase price of $14.50 per share. No further share repurchase programs have been approved by the Company’s Board of Directors.

MSC had a capital lease obligation of $281 as of February 28, 2003 and $905 as of February 28, 2002, relating to a facility that the Company subleased to the Partnership. The capital lease expired on June 30, 2003. In the fourth quarter of fiscal 2003, the Company renewed the term of the lease for five years ending June 30, 2008. The extension is being treated as an operating lease (see Note 6 of the Notes to the Consolidated Financial Statements entitled “Leases,” on page 44).

The Company paid minimum royalty fees of $1,500 in fiscal 2004 and $1,167 in fiscal 2003 related to the license agreement with TST. The Company has a contingent liability related to the license agreement with TST to pay minimum royalty fees of $2,750 in fiscal 2005 and $2,750 in fiscal 2006.

On April 16, 2003, the Company’s Board of Directors voted to terminate the Company’s shareholder rights agreement. The agreement was terminated by redeeming all of the outstanding rights at a price of $0.01 per right, or approximately $148 in the aggregate, payable in cash and recorded as a charge to Shareowners’ Equity in the Consolidated Balance Sheets. There was one right attached to each outstanding share of common stock. The redemption payment was mailed on or about May 27, 2003 to shareowners of record on April 28, 2003. As a result of the redemption, the rights cannot become exercisable, and the shareholder rights agreement was terminated.

The Company is continuously reviewing the potential for investments in its growth markets. In addition, the Company also reviews the potential value to shareowners of divesting facilities or other assets which are not performing to the Company’s expectations.

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations. The Company is also a party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work, and other information available, is $1,200 to $1,900 as of February 29, 2004 (see “Legal Proceedings” on pages 10 and 11, and Note 4 of the Notes to the Consolidated Financial Statements entitled “Contingencies,” on pages 41 and 42).

Contractual Obligations

The following table summarizes the contractual obligations the Company has outstanding as of February 29, 2004.

Contractual Obligations	Obligations Due In

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$6,879	$1,975	$4,350	$554	$—
Minimum Royalties	5,500	2,750	2,750	—	—
SERP	917	917	—	—	—
Purchase Obligations	32,232	32,232	—	—	—
Long-Term Debt Principal	43,944	36,944	7,000	—	—

Total	$89,472	$74,818	$14,100	$554	$—

Inflation

MSC believes that inflation has not had a significant impact on fiscal 2004, 2003 and 2002 results of operations.

Critical Accounting Policies

MSC’s significant accounting policies are presented within the Notes to the Consolidated Financial Statements (see Note 1 of the Notes to the Consolidated Financial Statements entitled “Summary of Significant Accounting Policies,” on pages 36-40) included elsewhere in this Form 10-K. While all of the significant accounting policies impact the Company’s Consolidated Financial Statements, some of the policies may be viewed to be critical. These policies are those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments and estimates. Management bases its judgments and estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. The results of judgments and estimates form the basis for making judgments about the Company’s value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Revenue Recognition. The Company recognizes revenue upon shipment of goods to customers, at which time title (MSC’s value added content in the case of toll processing) and risk of loss pass to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Income (Loss). The Company’s revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company also records expenses for manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any material differences between these estimates and our actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively.

Long-Lived Assets. Long-lived assets consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows. The valuation techniques utilize certain assumptions made by the Company including, but not limited to, estimated fair market value of assets, which are based on additional assumptions such as public market data, depreciation factors for orderly liquidation, including allowances such as dismantlement and removal, and the relationship between replacement cost new and market value based on the age of the assets.

Goodwill. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair value based test. This test requires that the Company estimate the fair value of its goodwill and compare that estimate to the amount of goodwill recorded on the Consolidated Balance Sheet. The estimation of fair value requires that the Company make judgments concerning future cash flows and appropriate discount rates. The estimate of the fair-value of goodwill could change over time based on a variety of factors, including the actual operating performance of the relevant portion of the business (see Note 1, of the Notes to the Consolidated Financial Statements entitled, “Summary of Significant Accounting Policies – Goodwill” on pages 37 and 38).

Income Taxes. The provision for income taxes is determined under the liability method pursuant to SFAS No. 109. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. The Company has net deferred tax assets of $7.3 million at February 29, 2004. In assessing the need for valuation allowances, the Company considers future forecasted taxable income and tax planning strategies. The Company has determined that it is unlikely that it will be able to realize certain deferred tax assets in the foreseeable future relating its GAC operation. A valuation allowance of $2.6 million was recorded during fiscal 2004 related to these deferred tax assets. Although the Company’s management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

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

Accounting Pronouncements

In June 2001, FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. The Company completed its initial assessment as of August 31, 2002 and its annual assessment as of February 28, 2003, as required under the impairment requirements of SFAS No. 142 and no impairment was deemed necessary. The Company also completed the required annual impairment assessment as of February 29, 2004 and recorded an impairment charge of $6,739 related to GAC (see Note 13 of the Notes to the Consolidated Financial Statements entitled, “Asset Impairments and Restructuring” on page 52 and 53).

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 did not have an impact on the financial position or results of operations of the Company.

The Company adopted SFAS No. 144, “Impairment or Disposal of Long-Lived Assets” on March 1, 2002. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. MSC has assessed the impairment requirements of SFAS No. 144 and has reviewed all assets for potential impairment and determined that there are no other impairments other than the charge for the Middletown, Ohio facility as of February 29, 2004.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 makes changes to several areas, including the classification of gains and losses from extinguishment of debt and accounting for certain lease modifications. The statement is effective for fiscal years beginning after May 15, 2002. With the adoption of SFAS No. 145 on March 1, 2003, the contractual debt prepayment penalty is no longer classified as an extraordinary item and is reflected as a component of income from continuing operations in the Consolidated Statements of Income (Loss).

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” This statement amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS No. 148 are effective for the February 28, 2003 and February 29, 2004 financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132.” This standard revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are effective for the Company in fiscal year 2004. As a result, we have modified the related discussion in Note 7 entitled “Retirement Plans” to comply with this revised standard.

Effective March 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Adoption of this statement had no material impact on the company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the company as of July 1, 2003. Adoption of this standard had no impact on the Company’s financial position, results of operations or cash flows.

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer’s right of return for the delivered item. Adoption of this standard had no material impact on the Company’s financial position, results of operations or cash flows.

In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of both of these standards is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or “the Staff”) issued Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition,” which amends SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no material impact on the Company’s financial position, results of operations or cash flows.

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

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-K, including, among others:

•	The Company’s ability to successfully implement its restructuring and cost reduction plans and achieve the benefits it expects from these plans, net of estimated severance-related costs;
•	Impact of changes in the overall economy;
•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;
•	Competitive factors (including changes in industry capacity);
•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974);
•	Continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates;
•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;
•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America and Europe;
•	Proceeds and potential impact from the potential sale or closing of facilities or other assets;
•	Increases in the prices of raw and other material inputs used by the Company, as well as availability;
•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;
•	The risk of the successful development, introduction and marketing of new products and technologies, including products based on the touch sensor technology the Company has licensed from TST;
•	The anticipated marketing and research and development spending and the license fee payable to TST related to the switch/sensor business;
•	The realization of the future value of the Lear Corporation agreement;
•	Facility utilization and product mix at MSCWC’s facility, including the extent of ISG’s utilization;
•	Realization of the tax credit carryforward generated from the sale of Pinole Point Steel and other net operating loss carryforwards;
•	The impact of future warranty expenses;
•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations, including any risks, costs and penalties arising out of an enforcement action by the Illinois EPA and Illinois Attorney General related to the Company’s Elk Grove Village facility and the Lake Calumet site;
•	Continuation of current interest rates and the potential impact on potential future contractual debt prepayment penalty;
•	Assumptions used in the calculations for the Middletown asset impairment (including the discount rate, projected cash flows, and other assumptions used in the calculation of the valuation of long-lived assets);
•	Assumptions used in the calculations for goodwill impairment (including terminal value, sales and income projections, discount rate, EBITDA multiple and cash flows);
•	Expected severance and shutdown related costs related to the Middletown, Ohio facility;
•	Expected results of operations from foreign operations, and;
•	Other factors, risks and uncertainties described elsewhere in this Form 10-K and from time to time in the Company’s other filings with the Securities and Exchange Commission.

MSC undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact the Company’s business and financial condition. Other sections of this Form 10-K may include additional factors which could adversely effect the Company’s business and financial performance. Moreover, the Company operates in a competitive environment. New risks emerge from time to time and it is not always possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareowners should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company operates internationally (Malaysia, Germany and Brazil), and thus is subject to potentially adverse movements in foreign currency rate changes. As of February 29, 2004, foreign sales were approximately 5.0% of consolidated net sales. Historically, the effect of movements in the exchange rates have not been material to the financial position or the results of operations of the Company. The Company believes that movement in foreign currency exchange rates will not have a material adverse affect on the financial position or results of operations of the Company.

The table below provides information about the Company’s debt that is sensitive to changes in interest rates.

	Expected Maturity Date (Fiscal Year)
(Dollars in Thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed Rate:
Principal Amount	$36,944	$—	$7,000	$—	$—	$—	$43,944	$38,451
Average Interest Rate	6.8%	—	6.8%	—	—	—	6.8%
Variable Rate:
Principal Amount	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A

The Company notified the holders of the 1998 Senior Notes that it intended to repay the principal, interest and contractual debt prepayment penalty on or before June 1, 2004. The Company paid principal of $36,167, interest of $1,086 and a contractual debt prepayment penalty of $3,318 to all but two noteholders on May 10, 2004. The remaining noteholders elected to receive payment on or before June 1, 2004. The Company expects to pay the remaining principal ($7,778), approximate interest ($264) and estimated contractual debt prepayment penalty ($713) on or before June 1, 2004.

Item 8. Financial Statements and Supplementary Data

Material Sciences Corporation

Index to Consolidated Financial Statements and Financial Statement Schedule

Covered by Report of Independent Accountants

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Independent Auditors’ Report

To the Board of Directors of Material Sciences Corporation

Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation and Subsidiaries (“the Company”) as of February 29, 2004, and February 28, 2003, and the related statements of income, cash flows, shareowners’ equity and comprehensive income for each of the two years in the period ended February 29, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company for the year ended February 28, 2002, prior to (i) the addition of the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), described in Note 1 to the financial statements and (ii) the adjustment necessary to conform the 2002 segment disclosures to the 2004 and 2003 composition of reportable segments, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 29, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Material Sciences Corporation and Subsidiaries as of February 29, 2004, and February 28, 2003, and the results of their operations and their cash flows for each of the two years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2003.

As discussed above, the financial statements of Material Sciences Corporation and Subsidiaries for the year ended February 28, 2002, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of March 1, 2002. Our audit procedures with respect to the disclosures in Note 1 related to 2002 included (i) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, equity method goodwill, and intangible assets that are no longer being amortized, as a result of initially applying SFAS No. 142 (including any related tax effects) to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the transitional disclosures for 2002 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole.

As discussed above, the financial statements of Material Sciences Corporation for the year ended February 28, 2002, were audited by other auditors who have ceased operations. As described in Note 15, the company changed the composition of its reportable segments in 2003, and the amounts in the 2002 financial statements relating to reportable segments have been restated to conform to the 2004 and 2003 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2002 financial statements. Our procedures included (i) comparing the adjusted amounts of segment revenues, operating income and assets to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Chicago, Illinois

May 10, 2004

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

Arthur Andersen LLP

Chicago, Illinois

April 29, 2002

Consolidated Statements of Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands, except per share data)	2004	2003	2002

Net Sales	$243,218	$266,818	$250,506
Cost of Sales	202,203	219,243	205,275

Gross Profit	$41,015	$47,575	$45,231
Selling, General and Administrative Expenses	38,445	40,476	42,333
Asset Impairments, Restructuring and Other	17,062	855	9,811

Income (Loss) from Operations	$(14,492)	$6,244	$(6,913)

Other (Income) and Expense:
Interest (Income) Expense, Net	$2,896	$2,440	$(1,126)
Equity in Results of Joint Ventures	211	1,557	1,560
Contractual Debt Prepayment Penalty	—	3,934	—
Other, Net	90	25	274

Total Other Expense, Net	$3,197	$7,956	$708

Loss from Continuing Operations Before Benefit for Income Taxes	$(17,689)	$(1,712)	$(7,621)
Benefit for Income Taxes	(3,641)	(1,373)	(3,130)

Loss from Continuing Operations	$(14,048)	$(339)	$(4,491)
Discontinued Operations:
Income from Discontinued Operation – Specialty Films (Net of Provision for Income Taxes of $0, $0, and $1,009, Respectively)	—	—	1,469
Loss from Discontinued Operation – Pinole Point Steel (Net of Benefit for Income Taxes of $0, $0 and $5,261, Respectively)	—	—	(7,561)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films (Net of Benefit for Income Taxes of $0 and $70 and Provision for Income Taxes of $31,445, Respectively)	—	(101)	38,787
Gain (Loss) on Discontinued Operation – Pinole Point Steel (Net of Benefit for Income Taxes of $316, Provision for Income Taxes of $2,726, and Benefit for Incomes Taxes of $37,047, Respectively)	(489)	1,934	(53,287)

Net Income (Loss)	$(14,537)	$1,494	$(25,083)

Basic Net Income (Loss) Per Share:
Loss from Continuing Operations	$(1.00)	$(0.02)	$(0.32)
Income from Discontinued Operation – Specialty Films	—	—	0.10
Loss from Discontinued Operation – Pinole Point Steel	—	—	(0.54)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	—	(0.01)	2.77
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.04)	0.14	(3.80)

Basic Net Income (Loss) Per Share	$(1.04)	$0.11	$(1.79)

Diluted Net Income (Loss) Per Share:
Loss from Continuing Operations	$(1.00)	$(0.02)	$(0.32)
Income from Discontinued Operation – Specialty Films	—	—	0.10
Loss from Discontinued Operation – Pinole Point Steel	—	—	(0.54)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	—	(0.01)	2.77
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.04)	0.14	(3.80)

Diluted Net Income (Loss) Per Share	$(1.04)	$0.11	$(1.79)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	13,990	13,941	14,007
Dilutive Shares	—	285	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,990	14,226	14,007

Outstanding Common Stock Options Having No Dilutive Effect	427	633	912

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

	February 28 or 29,
(In thousands, except share data)	2004	2003

Assets
Current Assets:
Cash and Cash Equivalents	$33,483	$43,880
Restricted Cash	3,357	2,280

Total Cash, Cash Equivalents and Restricted Cash	$36,840	$46,160
Marketable Securities	—	1,002
Receivables, Less Reserves of $4,185 in 2004 and $4,874 in 2003	40,386	27,607
Income Taxes Receivable	51	2,339
Prepaid Expenses	1,290	1,792
Inventories:
Raw Materials	8,946	10,540
Finished Goods	22,271	15,832
Deferred Income Taxes	2,235	1,461
Assets Held for Sale	2,281	506
Current Assets of Discontinued Operation, Net – Pinole Point Steel	—	16,035

Total Current Assets	$114,300	$123,274

Property, Plant and Equipment:
Land and Building	$54,506	$59,975
Machinery and Equipment	162,178	171,576
Capital Leases	17,195	17,195
Construction in Progress	2,484	2,497

	$236,363	$251,243
Accumulated Depreciation and Amortization	(155,696)	(158,055)

Net Property, Plant and Equipment	$80,667	$93,188

Other Assets:
Investment in Joint Ventures	$1,399	$12,881
Goodwill	1,319	7,116
Deferred Income Taxes	5,080	—
Other	1,189	1,350

Total Other Assets	$8,987	$21,347

Total Assets	$203,954	$237,809

Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$36,944	$11,559
Accounts Payable	20,723	22,944
Accrued Payroll Related Expenses	12,154	13,705
Accrued Expenses	6,190	6,668
Current Liabilities of Discontinued Operation, Net – Pinole Point Steel	414	—

Total Current Liabilities	$76,425	$54,876

Long-Term Liabilities:
Deferred Income Taxes	$—	$5,699
Long-Term Debt, Less Current Portion	7,000	43,944
Other	9,551	11,403

Total Long-Term Liabilities	$16,551	$61,046

Shareowners’ Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	$—	$—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,431,998 Shares Issued and 14,243,350 Shares Outstanding as of February 29, 2004 and 18,221,830 Shares Issued and 14,033,182 Shares Outstanding as of February 28, 2003	369	365
Additional Paid-In Capital	72,387	70,143
Treasury Stock at Cost, 4,188,648 Shares as of February 29, 2004 and February 28, 2003	(46,528)	(46,528)
Retained Earnings	82,759	97,296
Accumulated Other Comprehensive Income	1,991	611

Total Shareowners’ Equity	$110,978	$121,887

Total Liabilities and Shareowners’ Equity	$203,954	$237,809

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	2004	2003	2002

Cash Flows From:
Operating Activities:
Net Income (Loss)	$(14,537)	$1,494	$(25,083)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Discontinued Operation, Net – Specialty Films	—	—	(2,597)
Discontinued Operation, Net – Pinole Point Steel	10,205	16,637	1,096
(Gain) Loss on Sale of Discontinued Operation – Specialty Films	—	101	(38,787)
(Gain) Loss on Discontinued Operation – Pinole Point Steel	489	(1,934)	53,287
Depreciation and Amortization	14,929	16,397	17,826
Asset Impairments	15,713	—	8,361
Provision (Benefit) for Deferred Income Taxes	(3,641)	76	779
Compensatory Effect of Stock Plans	800	1,460	2,753
Gain on Sale of Asset	(92)	—	—
Other, Net	(817)	1,789	1,984
Changes in Assets and Liabilities:
Receivables	(10,619)	(358)	2,258
Income Taxes Receivable	1,183	1,986	(2,688)
Prepaid Expenses	502	(462)	810
Inventories	(4,845)	(1,516)	271
Accounts Payable	(1,460)	(574)	(4,369)
Accrued Expenses	(2,179)	(891)	(9,366)
Income Taxes Payable	—	—	(31,445)
Other, Net	(1,234)	(583)	(600)

Net Cash Provided by (Used in) Operating Activities	$4,397	$33,622	$(25,510)

Investing Activities:
Discontinued Operation, Net – Specialty Films	$—	$—	$(6,508)
Discontinued Operation, Net – Pinole Point Steel	—	(176)	(1,583)
Cash Received from Sale of Specialty Films, Net	—	—	121,982
Cash Received from Sale of Pinole Point Steel, Net	—	31,174	—
Capital Expenditures	(4,519)	(6,259)	(5,289)
Acquisitions, Net of Cash Acquired	(568)	—	(634)
Proceeds from Sale of Asset	679	—	—
Investment in Joint Ventures	(358)	(3,405)	(893)
Purchases of Marketable Securities	(83)	(8,003)	(30,701)
Proceeds from Sale of Marketable Securities	1,167	20,199	17,423
Other	75	117	(451)

Net Cash Provided by (Used in) Investing Activities	$(3,607)	$33,647	$93,346

Financing Activities:
Discontinued Operation, Net – Specialty Films	$—	$—	$(294)
Proceeds Under Lines of Credit	—	—	65,800
Payments Under Lines of Credit	—	—	(90,300)
Payments of Debt	(11,558)	(49,759)	(7,703)
Cash from Cancellation (Issuance) of Letters of Credit	(1,077)	3,035	(5,315)
Payments of Rights Redemption	(148)	—	—
Purchase of Treasury Stock	—	(11,715)	—
Issuance of Common Stock	1,596	1,244	1,363

Net Cash Used in Financing Activities	$(11,187)	$(57,195)	$(36,449)

Net Increase (Decrease) in Cash	$(10,397)	$10,074	$31,387
Cash and Cash Equivalents at Beginning of Year	43,880	33,806	2,419

Cash and Cash Equivalents at End of Year	$33,483	$43,880	$33,806

Supplemental Cash Flow Disclosures:
Interest Paid	$3,462	$7,898	$8,650
Income Taxes Paid	684	2,364	17,682

Non-Cash Investing and Financing Activities:
Accrued Future Operating Losses – Pinole Point Steel	$—	$—	$3,383
Accrued Expenses Related to Pinole Point Steel Disposition	—	—	2,121

The Changes in Assets and Liabilities above for the year ended February 28, 2003 and February 28, 2002 are net of assets and liabilities acquired and sold.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners’ Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands, except share data)	Shares	Amount			Shares	Amount

Balance as of February 28, 2001	17,676,984	$354	$63,334	$120,861	(3,384,436)	$(34,813)
Net Loss	—	—	—	(25,083)	—	—
Issuance of Common Stock	166,198	3	1,293	—	—	—
Compensatory Effect of Stock Plans	272,442	6	2,741	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	73	—	—	—
Conformity of Fiscal Years for Joint Venture	—	—	—	24	—	—

Balance as of February 28, 2002	18,115,624	$363	$67,441	$95,802	(3,384,436)	$(34,813)
Net Income	—	—	—	1,494	—	—
Issuance of Common Stock	126,238	2	1,113	—	—	—
Purchase of Treasury Stock	—	—	—	—	(804,212)	(11,715)
Compensatory Effect of Stock Plans	(20,032)	—	1,442	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	147	—	—	—

Balance as of February 28, 2003	18,221,830	$365	$70,143	$97,296	(4,188,648)	$(46,528)
Net Loss	—	—	—	(14,537)	—	—
Issuance of Common Stock	165,284	4	1,572	—	—	—
Rights Redemption	—	—	(148)	—	—	—
Compensatory Effect of Stock Plans	44,884	—	800	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	20	—	—	—

Balance as of February 29, 2004	18,431,998	$369	$72,387	$82,759	(4,188,648)	$(46,528)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	2004	2003	2002

Net Income (Loss)	$(14,537)	$1,494	$(25,083)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,418	1,408	(85)
Minimum Pension Liability, Net of Benefit for Income Taxes of $24 and $440, Respectively	(38)	(712)	—
Unrealized Gain (Loss) on Marketable Securities	—	84	(84)

Comprehensive Income (Loss)	$(13,157)	$2,274	$(25,252)

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Material Sciences Corporation and Subsidiaries (In thousands, except share data)

For the three years ended February 29, 2004

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

Summary of Significant Accounting Policies

The significant accounting policies of MSC, as summarized below, conform with generally accepted accounting principles. Certain prior-year amounts have been reclassified to conform to the fiscal 2004 presentation.

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and the disclosures in the financial statements. Actual results could differ from those estimates. Significant estimates include cash flow projections related to the assessment of long-lived assets and goodwill impairments, deferred tax asset valuation allowances, reserves for inventory and receivable exposures, customer claims, income taxes, pension and postretirement benefits and contingencies.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts for MSC after all significant intercompany transactions have been eliminated. The Company maintained a voting interest no greater than 50% in Tekno S.A. (“Tekno”). Under the terms of the Tekno agreement, significant actions require unanimous consent of all parties and, as a result, MSC does not have a controlling interest in Tekno. Accordingly, the Company accounts for Tekno under the equity method.

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market, using either the specific identification, average cost, or first-in, first-out method of cost valuation. Due to the continuous nature of the Company’s operations, work-in-process inventories are not material.

Long-Lived Assets

Property, Plant and Equipment are recorded at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows: buildings and building improvements, 5 to 20 years; operating equipment, 5 to 20 years; furniture and fixtures, 5 to 10 years; software, 3 to 5 years. Facilities and equipment that were on capital leases were recorded in Property, Plant and Equipment, with their corresponding obligations recorded in Current and Long-Term Liabilities. The amount capitalized was the lower of the present value of minimum lease payments or the fair value of the leased property. Amortization of capital lease assets was recorded on a straight-line basis over the shorter of the lease term or the life of the related asset.

Intangible assets consist principally of the excess of cost over the fair market value of net assets acquired (“goodwill”) and non-compete agreements. As discussed below, goodwill is no longer subject to amortization and is subject to at least an annual assessment of impairment by applying a fair value based test.

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

Revenue Recognition

The Company recognizes revenue upon shipment of goods to customers, at which time title (MSC’s value added content in the case of toll processing) and risk of loss pass to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Income (Loss). The Company’s revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Research and Development

The Company expenses all research and development costs in the period incurred. Research and development expenses of $4,347 in fiscal 2004, $3,919 in fiscal 2003 and $6,121 in fiscal 2002 are included in the Selling, General and Administrative Expenses on the Consolidated Statements of Income (Loss).

Concentrations of Credit Risks

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables. The Company reviews the collectability of accounts receivable on a regular basis, taking into account customer liquidity, payment history and industry condition. Approximately 55% of the Company’s receivables as of February 29, 2004 were with customers in the automotive industry. Approximately 12% of the Company’s receivables as of February 29, 2004 were with U.S. steel mills, and approximately 12% were with one hard disk drive customer.

Foreign Currency

The Company’s international operations are translated into U.S. dollars using current exchange rates at the balance sheet date for assets and liabilities. A weighted average exchange rate is used to translate sales, expenses, gains and losses. The currency translation adjustments are reflected in Accumulated Other Comprehensive Income (Loss) in Shareowners’ Equity.

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair value based test, beginning on the date of adoption of the new accounting standard. In the fourth quarter of fiscal 2004, the Company completed its annual assessment of goodwill. Based on the assessment of the goodwill associated with the acquisition of Goldbach Automobil Consulting (“GAC”), the Company recorded a pretax impairment charge of $6,739. The impairment resulted from slower growth in the penetration of the European brake market than previously projected. In addition, the Company experienced delays in the negotiation of definitive agreements with a potential strategic partner related to the marketing and sales of Quiet Steel in Europe. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over a period of 20 years (see Note 13 of the Notes to the Consolidated Financial Statements entitled “Asset Impairments and Restructuring” on pages 52 and 53).

All goodwill relates to the EMS segment. Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Consolidated Balance Sheets. Changes in the carrying amount of goodwill for the year ended February 29, 2004 are shown below.

Goodwill, Net as of February 28, 2002	$5,956
Foreign Exchange	1,160

Goodwill, Net as of February 28, 2003	7,116

Foreign Exchange	942
Goodwill Impairment	(6,739)

Goodwill, Net as of February 29, 2004	$1,319

For comparison purposes, the following table presents net income adjusted to exclude the impairment of goodwill and the amortization expense related to goodwill that is no longer being amortized.

	2004	2003	2002

Net Income (Loss):
As Reported	$(14,537)	$1,494	$(25,083)
Goodwill Amortization, Net of Tax	—	—	73

Adjusted Net Income (Loss)	$(14,537)	$1,494	$(25,010)

Basic Net Income (Loss) Per Share:
As Reported	$(1.04)	$0.11	$(1.79)
Goodwill Amortization, Net of Tax	—	—	0.01

Adjusted Net Income (Loss) Per Share	$(1.04)	$0.11	$(1.78)

Diluted Net Income (Loss) Per Share:
As Reported	$(1.04)	$0.11	$(1.79)
Goodwill Amortization, Net of Tax	—	—	0.01

Adjusted Net Income (Loss) Per Share	$(1.04)	$0.11	$(1.78)

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

	2004	2003	2002

Net Income (Loss):
As Reported	$(14,537)	$1,494	$(25,083)
Stock Based Employee Compensation Expense	(903)	(861)	(116)

Pro Forma	$(15,440)	$633	$(25,199)

Basic Net Income (Loss) Per Share:
As Reported	$(1.04)	$0.11	$(1.79)

Pro Forma	$(1.10)	$0.05	$(1.80)

Diluted Net Income (Loss) Per Share:
As Reported	$(1.04)	$0.11	$(1.79)

Pro Forma	$(1.10)	$0.04	$(1.80)

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) at February 28 or 29 are as follows:

	2004	2003

Foreign Currency Translation	$2,741	$1,323
Minimum Pension Liability	(750)	(712)

Total	$1,991	$611

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132.” This standard revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are effective for the Company in fiscal year 2004. As a result, we have modified the related discussion in Note 7 entitled “Retirement Plans” to comply with this revised standard.

Effective March 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Adoption of this statement had no material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company as of July 1, 2003. Adoption of this standard had no impact on the Company’s financial position, results of operations or cash flows.

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer’s right of return for the delivered item. Adoption of this standard had no material impact on the Company’s financial position, results of operations or cash flows.

In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of both of these standards is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or “the Staff”) issued SAB No. 104, “Revenue Recognition,” which amends SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no material impact on the Company’s financial position, results of operations or cash flows.

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

Note 3: Joint Venture and Partnership

On May 7, 2003, International Steel Group, Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets, including BSC’s 33.5% interest in Walbridge Coatings (the “Partnership”), and MSC purchased this Partnership interest from ISG for $3,600. Accordingly, as of such date, the Company has a 100% ownership interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company did not have voting control of the Partnership and accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Consolidated Financial Statements. In conjunction with these transactions, the Company entered into a tolling agreement with ISG to provide electrogalvanizing and other coating and ancillary services to ISG until December 31, 2004, and ISG assumed all amounts payable by BSC to the Partnership. Through the expiration date of the tolling agreement, ISG has priority production rights for up to 25% of the available line time at the Walbridge, Ohio facility, and MSC markets the remaining 75% of the line time. For fiscal 2004, ISG utilized 30% of available line time at the Walbridge facility.

From July 23, 1999 to May 13, 2002, a subsidiary of LTV Steel Company (“LTV”) owned 16.5% equity interest in the Partnership, providing LTV with access to 33% of the facilities line time. A subsidiary of BSC owned 33.5% and MSC owned 50% of the Partnership during this period. On December 29, 2000, LTV commenced bankruptcy proceedings and on May 13, 2002, the Company completed the purchase of LTV’s ownership interest in the Partnership for $3,137. As a result of the purchase, MSC’s ownership interest in the Partnership increased to 66.5%, and it gained access to an additional 33% of the facility’s line time for a total of 37%.

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

On October 15, 2001, BSC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Partnership was being treated as a critical vendor under BSC’s proceedings. As of February 28, 2003, the Partnership had no BSC pre-petition receivables outstanding and $2,041 of BSC post-petition receivables outstanding. The BSC post-petition receivables were judged to be collectible in full and, therefore, no reserve was recorded as of February 28, 2003. On February 5, 2003, BSC announced an agreement in principle with ISG for the sale of substantially all of BSC’s assets including BSC’s interest in the Partnership.

On December 15, 2001, a major fire significantly damaged an electrogalvanizing facility owned by the Double Eagle Steel Coating Company (“DESCO”), a joint venture between U.S. Steel Corporation and

Rouge Steel Company. The Partnership serviced both U.S. Steel Corporation and Rouge Steel Company, in addition to BSC, ISPAT Inland Inc. and other customers with EG and other services in fiscal 2002 and 2003. The DESCO facility resumed production in September 2002, and the Company does not expect to continue to supply U.S. Steel Corporation’s and Rouge Steel Company’s long-term requirements. For fiscal 2003, sales of EG steel to U.S. Steel Corporation and Rouge Steel Company were $7,375 ($4,235 through the Partnership and $3,140 direct from the Company) and they utilized 8% of the Partnership’s available line time.

MSC’s net sales for electrogalvanizing primarily consisted of various fees charged to the Partnership for operating the facility. MSC had production rights to 4% of the available line time at the EG facility during fiscal 2002 and 37% of such rights during most of fiscal 2003. The fees charged to the Partnership consisted of a variable portion, based on the production volumes and product mix, and a fixed portion, including taxes, rent, insurance and the fixed portion of electricity. The overall profitability to MSC depended on the Company’s processing skill and efficiency. MSC had the right to utilize available line time to the extent BSC did not order Partnership services. In fiscal 2003, MSC utilized 34% of the total available line time.

There was $620 due from the Partnership included in MSC’s trade receivables as of February 28, 2003 and $1,621 due as of February 28, 2002.

Summarized financial information for the Partnership is presented below.

	2004	2003	2002

Income Statement Information
Net Sales	$4,849	$52,438	$51,714
Loss from Operations	(446)	(2,564)	(3,146)
Net Loss	(440)	(2,468)	(3,101)

	2004	2003	2002

Balance Sheet Information
Current Assets	$—	$6,552	$7,949
Total Assets	—	17,483	20,632
Total Liabilities	—	609	1,627
Partners’ Capital	—	16,874	19,005

The orders for the Partnership’s toll coating services were primarily and independently generated by BSC and MSC for their respective customers. The Partnership’s Net Sales included amounts billed to BSC, MSC and customers other than BSC. Sales to BSC through the Partnership were $37,379 in fiscal 2003. Third Party sales (Partnership sales to parties other than BSC and MSC) were $6,080 from March 1, 2002 to May 13, 2002. Subsequent to May 13, 2002, MSC sold EG services directly to its customers. The Partnership’s pricing of services to BSC and MSC was contractually based. The Partnership’s costs included fees paid to MSC for operating the facility, depreciation expense of the equipment (owned by the Partnership) and certain administrative expenses. The Loss from Operations was primarily related to the annual depreciation expense that is not included in the contractual pricing to the partners.

The Partnership assets consisted primarily of working capital and property, plant and equipment. The Partnership had $657 of receivables from MSC as of February 28, 2003. Liabilities consisted primarily of fees owed to MSC. The Company’s share of Partners’ Capital did not directly correlate to the Company’s 66.5% ownership interest due to contractual allocation requirements of the Partnership agreements.

In November 2000, a subsidiary of MSC formed a joint venture partnership with Tekno for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. Tekno’s sales were $1,260 in fiscal 2004 and $880 in fiscal 2003. The Equity in Results of Joint Venture was income of $82 in fiscal 2004 and $29 in fiscal 2003.

Under the equity method, MSC includes its portion of the Partnership’s and Tekno’s results of operations in the Consolidated Statements of Income (Loss) under Equity in Results of Joint Ventures. The Equity in Results of Joint Ventures was a net loss of $211 in fiscal 2004, $1,557 in fiscal 2003, and $1,560 in fiscal 2002.

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

MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1,200 to $1,900. The Company’s environmental reserves were approximately $1,200 as of February 29, 2004.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove Village facility. The Company has filed a response and performed stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those recent stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicate the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line is in excess of the permit limit. To address that issue, the Company has filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA granted. The Illinois EPA has indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation were referred to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company. On December 22, 2003, the Company received a notice from the office of the Illinois Attorney General of their intent to file an enforcement action regarding the alleged violations. In the fourth quarter of fiscal 2004, the Company recorded a reserve of approximately $250 for its potential costs related to this action. The Illinois Attorney General filed a complaint on April 8, 2004.

The Company believes that the ultimate outcome of its environmental legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of February 29, 2004 and, where applicable, taking into account contributions from other PRPs. However, there can be no assurance that the Company’s environmental legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors.

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

	2004	2003

Long-Term Debt Obligations
Borrowings Under Lines of Credit	$—	$—
1998 Senior Notes	43,944	55,222
Obligations Under Capital Lease (Note 6)	—	281

	$43,944	$55,503
Less Current Portion	36,944	11,559

Long-Term Debt	$7,000	$43,944

Projected Principal Payments of Long-Term Debt
2005		$36,944
2006		—
2007		7,000
2008		—
2009		—
2010 and Thereafter		—

Total		$43,944

The Company classified $7,000 as long-term debt based on its ability and intent to refinance that portion of debt on a long-term basis. The Company entered into an amended and restated line of credit agreement on April 30, 2004. On April 30, 2004, the Company notified the holders of the Senior Notes of its intent to prepay the notes on or before June 1, 2004 (see Note 17 of the Notes to the Consolidated Financial Statements entitled “Subsequent Events” on pages 55 and 56).

The Company entered into a $20,000 committed line of credit on October 11, 2001. The agreement expires on October 11, 2004. No borrowings were outstanding under the line as of February 29, 2004. There were $3,357 in outstanding letters of credit as of February 29, 2004. A fee of .25% is charged for the unused portion of the line. At the Company’s option, interest is at the bank’s reference rate (4.00% as of February 29, 2004) or at LIBOR plus a margin (.75% as long as the Company’s letters of credit continue to be cash collateralized). The financial covenants include a fixed charge coverage ratio of not less than 1.0 to 1.0 commencing February 28, 2002; a liquidity ratio of not less than 1.5 to 1.0 commencing November 30, 2001; a maximum leverage ratio (3.0 to 1.0 from February 28, 2003 to November 30, 2003, and 2.5 to 1.0 thereafter); and minimum net worth of $140,000 plus 50% of cumulative consolidated net income accruing for fiscal years ending after November 30, 2001, and only for such periods that the Company’s balance sheet leverage exceeds 2.0 to 1.0. However, compliance with the financial covenants is not required at times when the Company has no outstanding borrowings and has cash collateralized its obligations under the line of credit. As of February 29, 2004, there are no outstanding borrowings and the outstanding letters of credit have been cash collateralized. A total of $3,357 was classified as Restricted Cash in the Consolidated Balance Sheets. Other than the aforementioned restricted cash balance, there are no other restrictions on the Company’s use of its cash and cash equivalents at times when no borrowings are outstanding under the facility. The line of credit is secured by accounts receivable of the Company. In September 2003, a $1,077 letter of credit was issued. In January 2003, a $200 letter of credit was issued. In April 2002, one of the letters of credit for $3,235 was canceled and the related cash collateral was released to the Company.

On February 27, 1998, MSC authorized the issuance and sale of $61,500 Senior Notes (“1998 Senior Notes”) in two series. The interest rate on the Series A Note ($5,000) was 6.49%, and the Note matured on May 31, 2003. The interest rate on the Series B Notes ($56,500) is 6.80%, and the Notes mature on May 31, 2010. The 1998 Senior Notes were issued and funded on February 27, 1998. On June 2, 2003, the Company made a principal payment of $11,278 against the 1998 Senior Notes. The estimated fair value of the 1998 Senior Notes, based on discounted cash flows, was less than the carrying value by $5,493 as of February 29, 2004.

Interest payments for the 1998 Senior Notes are due semi-annually on May 31 and November 30 of each year. The 1998 Senior Note agreements require the Company to adhere to certain covenants. The most significant of these covenants includes maintenance of consolidated cumulative adjusted net worth of $118,341. This covenant may limit the Company’s ability to repurchase its common stock and pay dividends from time to time. As of February 29, 2004, the Company’s consolidated cumulative adjusted net worth was $110,978. In the fourth quarter of fiscal 2004, the results of operations, including the asset impairment charges, caused the Company to be out of compliance with the minimum net worth covenant under the terms of the 1998 Senior Notes. As discussed in Note 17 entitled “Subsequent Events”, the Company redeemed all but two of the 1998 Senior Notes on May 10, 2004. The remaining noteholders waived the noncompliance of the minimum net worth covenant until June 1, 2004 or earlier upon prepayment of the notes. Other covenants include consolidated senior debt ratio (maximum of 55.0% until agreement expiration), and total indebtedness ratio (maximum of 60.0% until agreement expiration).

Note 6: Leases

MSC leased one manufacturing facility (Walbridge, Ohio) under a capital lease which was included in Property, Plant and Equipment on the Consolidated Balance Sheets. The capital lease included renewal options and expired on June 30, 2003. In the fourth quarter of fiscal 2003, the Company renewed the term of the lease for five years ending June 30, 2008. The extension is being treated as an operating lease based on the terms of the extension. Other equipment is leased under non-cancelable operating leases.

The Walbridge, Ohio facility lease contains certain covenants with which the Company was in compliance. MSC subleased its interest in this facility to the Partnership prior to MSC’s purchase of 100% ownership interest on May 7, 2003.

The table below presents future minimum lease payments.

Operating Leases

Minimum Lease Payments
2005	$1,975
2006	1,755
2007	1,307
2008	1,288
2009	554
2010 and Thereafter	—

Total Minimum Lease Payments	$6,879

Amortization of leased property was $279 in fiscal 2004, $812 in fiscal 2003 and $809 in fiscal 2002. Total rental expense under operating leases was $2,781 in fiscal 2004, $2,911 in fiscal 2003 and $2,431 in fiscal 2002.

Note 7: Retirement Plans

MSC has non-contributory defined benefit and defined contribution pension plans that cover a majority of its employees. The Company funds amounts required to meet ERISA funding requirements for the defined benefit plans. The Company makes an annual contribution to the defined contribution plan for the amount earned by participating employees after the end of each calendar year. The cost of this plan was $1,131 in fiscal 2004, $1,704 in fiscal 2003 and $1,691 in fiscal 2002. In addition to the benefits previously described, some MSC officers participate in a non-contributory supplemental pension plan.

The Company provides its retired employees with certain postretirement health care benefits, which MSC may periodically amend or modify. Certain employees may be eligible for these benefits if they reach normal retirement age while employed by the Company.

The following tables present: a reconciliation of the change in benefit obligation, a reconciliation of the change in plan assets, a statement of the funded status of the plans, the components of net periodic benefit cost and the assumptions used in determining the plans’ funded status.

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003

Change in Benefit Obligation:
Obligation, March 1	$11,052	$9,689	$2,399	$2,512
Service Cost Benefits Earned During the Period	172	297	111	124
Interest Cost on Benefit Obligation	738	672	126	143
Plan Amendments	270	98
Actuarial (Gain) Loss	1,537	761	114	(246)
Benefit Payments	(609)	(465)	(100)	(134)
Curtailments	646	—	(741)	—
Other Plan Changes	550	—	—	—

Obligation, February 28 or 29	$14,356	$11,052	$1,909	$2,399

Change in Plan Assets:
Plan Assets at Fair Value, March 1	$4,774	$5,006	$64	$66
Actual Return of Plan Assets	1,326	(219)	1	(2)
Company Contributions	544	452	100	134
Benefit Payments	(609)	(465)	(100)	(134)

Plan Assets at Fair Value, February 28 or 29	$6,035	$4,774	$65	$64

Funded Status:
Funded Status	$(8,321)	$(6,277)	$(1,844)	$(2,335)
Unrecognized Transition Obligation	7	9	—	—
Unrecognized Prior Service Cost	493	591	—	(741)
Unrecognized Gain	1,481	1,187	42	(580)

Net Amount Recognized	$(6,340)	$(4,490)	$(1,802)	$(3,656)

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002

Components of Net Periodic Benefit Cost:
Service Cost Benefits Earned During the Period	$172	$297	$275	$111	$124	$145
Interest Cost on Benefit Obligation	738	672	653	126	143	172
Expected Return on Assets	(397)	(400)	(419)	(6)	(5)	(4)
Amortization of Transition Obligation	2	2	3	—	—	—
Amortization of Prior Service Cost	98	92	85	(34)	(69)	(69)
Amortization of Net (Gain) Loss	44	—	(21)	—	(53)	(30)
Expense Due to Plan Amendments	270	—	—	—	—	—
Curtailment/Settlements	1,467	—	—	(1,951)	—	—

Net Periodic Benefit Cost	$2,394	$663	$576	$(1,754)	$140	$214

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003

Amounts Recognized in the Consolidated Balance Sheets
Prepaid Benefit Cost	$466	$626	$—	$—
Accrued Benefit Liability	(8,521)	(6,622)	(1,802)	(3,656)
Intangible Asset	501	354	—	—
Accumulated Other Comprehensive Income	1,214	1,152	—	—

Net Amount Recognized	$(6,340)	$(4,490)	$(1,802)	$(3,656)

	2004	2003

Additional Information
Increase in Minimum Liability Included in Other Comprehensive Income	$62	$1,152

	2004	2003	2002

Assumptions Used in Determining the Plans’ Funded Status:
Discount Rate	6.00%	6.33%	7.00%
Expected Long-Term Rate of Return on Assets	8.40%	8.40%	8.00%
Rate of Increase in Compensation Levels	3.00%	3.00%	6.00%

MSC continues to review its postretirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated postretirement benefit obligation, of which only a minor amount has been funded, and net cost, MSC used a 10% health care cost trend rate decreasing until leveling off at 5% in calendar 2010.

A 1% increase in assumed health care cost trend rates will raise the total of the service and interest cost components of net periodic postretirement benefit cost by $50 and the health care component of the accumulated postretirement benefit obligation by $247 as of February 29, 2004. A 1% decrease in assumed health care cost trend rates will lower the total of the service and interest cost components of net periodic postretirement benefit cost by $39 and the health care component of the accumulated postretirement benefit obligation by $201 as of February 29, 2004.

The provisions of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Act”) have not been taken into account in the determination of MSC’s accumulated postretirement benefit obligation or net periodic benefit cost, pending further guidance on the accounting for the federal subsidy. The Company does not expect the effects of the Act will have a material impact on the results of operations, financial condition or cash flows.

During the second quarter of fiscal 2004, as part of a continuing major cost reduction program, the Company curtailed the future retiree health care benefits for certain active employees of the Company resulting in a one-time reduction in operating expenses and improvement of income from continuing operations of $1,951 which is included in Asset Impairments, Restructuring and Other in the Consolidated Statements of Income (Loss).

During the fourth quarter of fiscal 2004, the Company entered into agreements with certain employees for the buyout of certain Supplemental Pension Plan (“SERP”) obligations. Approximately, $917 was expensed in the fourth quarter of fiscal 2004 for SERP buyout. The payments will be made on May 31, 2004, and accordingly are classified as Current Liabilities on the accompanying Consolidated Balance Sheets.

Plan Assets

The Company’s pension plan weighted-average asset allocations at February 28 or 29, 2004 and 2003, by asset category, were as follows:

	2004	2003

Equity Securities	67%	66%
Debt Securities	33%	34%

Total	100%	100%

The investment objective of the Company’s pension plans is to meet the current and future defined benefit payments of participants and beneficiaries of Material Sciences Corporation retirement plans. The Company will invest its assets in funds whose goals and objectives are appropriate long-term. Individual funds included will seek to provide a long-term competitive rate of return, net of expenses, at appropriate risk levels, that over the long run is equal to or exceeds outlined benchmarks. In order to maximize diversification, the Plans will invest in portfolios within four broad asset classes – bonds, large company stocks, small company domestic stocks and foreign stocks. To provide additional diversification and further reduce the volatility of the portfolio, the Plans will divide the large and small stock domestic portions between value and growth managers.

The approach used to determine the expected long-term rate of return on plan assets assumption is based on weighting historical market index returns for various asset classes in proportion to the assets held in the Material Sciences Corporation Master Trust (“Trust”). Typically, the Trust holds approximately 63% of assets in equity securities and 37% in fixed income securities. Weighting 10-year compounded trailing returns on equity and fixed income indices in proportion to the above asset mix yields an expected long-term return of 8.4%.

The Company expects to contribute approximately $2,598 to its qualified and non-qualified pension plans in fiscal 2005.

Note 8: Interest (Income) Expense, Net

The table presented below analyzes the components of interest (income) expense, net.

	2004	2003	2002

Interest (Income) Expense, Net
Interest Expense	$3,273	$5,173	$8,322
Interest Income	(377)	(936)	(1,348)
Interest Expense Allocated to Pinole Point Steel	—	(1,797)	(8,100)

Interest (Income) Expense, Net	$2,896	$2,440	$(1,126)

The table above excludes interest expense of $5, $62 and $127 for fiscal years 2004, 2003 and 2002, respectively, related to the Walbridge, Ohio facility. This facility was subleased to the Partnership. The interest expense and amortization relating to this lease was reduced by sublease income received from the Partnership, and the net result was included in Other, Net, shown in the Consolidated Statements of Income (Loss). The loss from discontinued operation, net of income taxes of Pinole Point Steel, includes an allocation of consolidated interest expense as noted in the table above. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel’s subsequent cash flow.

Note 9: Income Taxes

Deferred income taxes result from recognizing revenues and expenses in different periods for tax and financial reporting purposes.

The components of the provision (benefit) for income taxes and a reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

	2004	2003	2002

Tax Provision (Benefit)
Current:
Federal	$—	$(1,116)	$(4,251)
State	—	(333)	342

	$—	$(1,449)	$(3,909)

Deferred:
Federal	$(3,717)	$(183)	$1,451
State	76	259	(672)

	$(3,641)	$76	$779

Tax Provision (Benefit)	$(3,641)	$(1,373)	$(3,130)

Tax Rate Reconciliation
Federal Statutory Rate	35.0%	35.0%	35.0%
State and Local Taxes, Net of Federal Tax Benefit	4.3	4.3	4.3
Extraterritorial Income Exclusion/Foreign Sales Corp	—	4.3	5.4
State Tax Credits	—	—	—
Reserve Adjustment	—	39.3	—
Valuation Allowance	(15.6)	—	—
Other, Net	(3.1)	(2.7)	(3.6)

Effective Income Tax Rate	20.6%	80.2%	41.1%

During fiscal 2004, the Company generated additional losses from its German subsidiary primarily due to its impairment of goodwill. As such, deferred tax assets were increased to reflect the additional net operating loss carryforward. The valuation allowance also increased due to the net operating loss carryforward that the Company anticipates will not be utilized in the foreseeable future.

During fiscal 2003, the Internal Revenue Service completed its review of fiscal years 1997, 1998 and 1999. The Company analyzed its income tax reserve position based on this event and reduced its previously provided income tax reserves by $673 in the fourth quarter of fiscal 2003.

Temporary differences that give rise to deferred tax (assets) and liabilities were as follows:

	2004	2003

Reserves Not Deductible Until Paid	$(2,357)	$(2,699)
Employee Benefit Liabilities	(4,888)	(5,286)
Deferred State Income Taxes, Net	(1,656)	—
Net Operating Loss and Tax Credit Carryforwards	(9,652)	(650)
Other	(196)	—

Total Gross Deferred Tax Asset	$(18,749)	$(8,635)
Valuation Allowance	3,258	650

Total Deferred Tax Assets	$(15,491)	$(7,985)

Property and Equipment	8,176	11,003
Deferred State Income Taxes	—	145
Other	—	1,075

Total Deferred Tax Liabilities	$8,176	12,223

Net Deferred Tax (Assets) Liabilities	$(7,315)	$4,238

As of February 29, 2004, net operating losses and tax credit carryforwards of $6,397 were available with an unlimited expiration date, and the remaining $3,255 expires in varying amounts through fiscal 2024.

Deferred Tax (Assets) Liabilities, Net have been recorded on the Company’s Consolidated Balance Sheets as follows:

	2004	2003

Current Assets – Deferred Income Taxes	$(2,235)	$(1,461)
Long-Term Assets – Deferred Income Taxes	(5,080)	—
Long-Term Liabilities – Deferred Income Taxes	—	5,699

	$(7,315)	$4,238

Note 10: Significant Customers and Export Sales

Net sales to the Partnership represented 2%, 20% and 21% of MSC’s net sales in fiscal 2004, 2003 and 2002, respectively. One disk drive customer accounted for approximately 10%, 4%, and 7% of net sales in fiscal 2004, 2003 and 2002, respectively. Export sales represented 10% of the Company’s net sales in fiscal 2004, 8% in fiscal 2003 and 15% in fiscal 2002.

Note 11: Equity and Compensation Plans

The Company has four stock option plans: the 1985 Plan; the 1992 Plan; the 1996 Directors Plan; and the 2001 Directors Plan.

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

There are 250,000 shares authorized under the 1996 Directors Plan. This plan consisted of grants that provided for 50% of each non-employee director’s annual retainer (“Retainer Options”) and annual incentive stock options (“Incentive Options”). The Retainer Options vested on the date of grant and expire five years after that date. The Incentive Options vest one year from the date of grant and expire five years after the date of grant. No further shares will be issued under this plan, and 71,152 shares were outstanding as of February 29, 2004. The 1996 Directors Plan was replaced with the 2001 Directors Plan that was approved by the shareowners in June 2000 and was effective March 1, 2001.

There are 150,000 shares authorized under the 2001 Directors Plan. This plan consists of grants that provide for all or a portion of each non-employee director’s annual retainer, according to the non-employee director’s election to receive the annual retainer either in cash, shares of common stock, deferred stock units (entitles the non-employee director to receive shares at a later date), or a combination thereof. The shares and deferred stock units vest in four equal installments on the date of grant and the three, six and nine-month anniversaries of the date of grant. Any portion which has not vested prior to the date the non-employee director ceases to be a non-employee director shall expire and be forfeited. The 2001 Directors Plan also consists of grants to provide for annual incentive stock options (“Incentive Options”). The Incentive Options vest one year from the date of grant and expire ten years after the date of grant. As of February 29, 2004, 103,927 shares were outstanding under the 2001 Directors Plan. The 2001 Directors Plan expired on February 29, 2004 and no additional grants will be made under the plan.

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

A summary of transactions under the stock option plans was as follows:

	Options Outstanding			Exercisable Options
	Directors	Key Employees	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock Option Activity
Outstanding as of February 28, 2001	203,659	1,303,234	$13.74	1,348,026	$13.75
Granted	36,273	9,000	8.80
Exercised	(14,400)	(49,325)	8.32
Canceled	(9,174)	(538,409)	12.81

Outstanding as of February 28, 2002	216,358	724,500	$14.36	899,545	$14.51
Granted	24,884	903,844	10.17
Exercised	(40,889)	(24,537)	9.17
Canceled	(23,291)	(206,745)	13.99

Outstanding as of February 28, 2003	177,062	1,397,062	$12.12	983,535	$13.11
Granted	37,453	—	9.61
Exercised	—	(107,749)	10.00
Canceled	(47,589)	(546,449)	11.99

Outstanding as of February 29, 2004	166,926	742,864	$12.36	785,803	$12.73

Options Outstanding as of February 29, 2004				Exercisable Options as of February 29, 2004
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 6.80–$10.13	62,610	4.58	$8.10	45,271	$7.66
$10.15–$12.34	433,246	3.58	10.06	344,569	10.06
$12.80–$14.44	188,258	2.43	14.04	170,288	14.15
$14.50–$18.75	225,676	2.19	16.55	225,675	16.55

$ 4.95–$18.75	909,790	3.07	$12.36	785,803	$12.73

The weighted average fair value of individual options granted in fiscal 2004, 2003 and 2002 is $9.61, $10.17 and $8.80, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the option grants in fiscal 2004, 2003 and 2002, respectively: risk-free interest rates of 2.92%, 4.08% and 5.18%; expected life of 5.00 years, 3.07 years and 10.0 years; and expected volatility of 48.92%, 51.58% and 39.44%.

A summary of transactions under the restricted stock plans was as follows:

Restricted Stock Activity
Unvested as of February 28, 2001	525,100
Granted	378,440
Vested	(367,742)
Canceled	(105,998)

Unvested as of February 28, 2002	429,800
Granted	10,024
Vested	(163,352)
Canceled	(30,055)

Unvested as of February 28, 2003	246,417
Granted	76,104
Vested	(121,284)
Canceled	(31,220)

Unvested as of February 29, 2004	170,017

Compensation effects arising from issuing restricted stock and stock options were $800 in fiscal 2004, $1,442 in fiscal 2003 and $2,741 in fiscal 2002, and have been charged against income and recorded as Additional Paid-In Capital in the Consolidated Balance Sheets.

The Employee Stock Purchase Plan permits eligible employees to purchase shares of common stock at 85% of the lower fair market value of the stock as of two measurement dates six months apart. Common stock sold to employees under this plan was 57,535 in fiscal 2004, 60,811 in fiscal 2003 and 102,473 in fiscal 2002. MSC does not record expense related to the 15% stock purchase price discount permitted under the Employee Stock Purchase Plan for eligible employees to purchase shares of common stock. The 15% stock purchase price discount would have resulted in expense of $122 in fiscal 2004, $86 in fiscal 2003 and $104 in fiscal 2002.

On June 20, 1996, the Company issued a dividend to shareowners of record on July 2, 1996, of one right (“Right”) for each outstanding share of MSC’s common stock. Each Right entitled the shareowners to buy 1/100th of a share of Series B Junior Participating Preferred Stock at an initial exercise price of $70.00. As amended on June 22, 1998, the Rights would have been exercisable only if a person or group acquired, or announced a tender offer, for 15% or more of MSC’s common stock. If 15% or more of MSC’s common stock was acquired by a person or group, the Rights (other than those held by that person or group) would have converted into the right to buy the number of shares of MSC’s common stock valued at two-times the exercise price of the Rights. In addition, if MSC entered into a merger or other business combination with a person or group owning 15% or more of MSC’s outstanding common stock, the Rights (other than those held by that person or group) then would have converted into the right to buy that number of shares of common stock of the acquiring company valued at two-times the exercise price of the Rights. MSC could have exchanged the Rights for its common stock on a one-for-one basis at any time after a person or group had acquired 15% or more of its outstanding common stock. MSC would have been entitled to redeem the Rights at one cent per Right (payable in common stock of the Company, cash or other consideration, at MSC’s option) at any time before public disclosure that a 15% position had been acquired. The Rights would have expired on July 1, 2006, unless previously redeemed or exercised.

On January 30, 2003, an amendment to the shareholder rights agreement, dated as of June 20, 1996, became effective. The amendment increased the threshold amount (from 15% to 20%) upon which a beneficial owner of shares becomes an Acquiring Person as defined in the agreement.

On April 16, 2003, the Company’s Board of Directors voted to terminate the Company’s shareholder rights agreement. The agreement was terminated by redeeming all of the outstanding rights at a price of $0.01 per right, or approximately $148 in the aggregate, payable in cash and recorded as a charge to Shareowners’ Equity in the Consolidated Balance Sheets. There was one right attached to each outstanding share of common stock. The redemption payment was mailed on or about May 27, 2003 to shareowners of record on April 28, 2003. As a result of the redemption, the rights cannot become exercisable, and the shareholder rights agreement was terminated.

In conjunction with the Company’s review of several strategic business alternatives and the related fourth quarter business decisions, the Company entered into retention agreements with certain employees that relate to various periods ending on May 31, 2005. The Company also bought out the SERP benefits of these employees. Approximately, $322 and $917 were expensed in the fourth quarter of fiscal 2004 for retention and SERP, respectively.

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

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. As of February 29, 2004, the Company has received $58,016 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $26,842 from liquidating the Pinole Point Steel operations. The proceeds from liquidating the Pinole Point Steel operations include an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of February 29, 2004, there were $414 in net liabilities remaining. The remaining net liabilities included liabilities (primarily workers compensation exposure) not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

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

Net sales and loss from discontinued operation of Pinole Point Steel were as follows:

	For the Years Ended February 28 or 29,
	2004	2003

Net Sales	$—	$48,050
Loss from Discontinued Operation, Net of Income Tax	—	(2,136)

The loss from discontinued operation, net of income taxes, for fiscal 2003 includes the allocation of consolidated interest expense of $1,797.

Note 13: Asset Impairments and Restructuring

Asset Impairments

As a result of the strategic review and fourth quarter events (industry wide metal shortages, higher metal pricing and the loss of a significant customer serviced by the Middletown, Ohio facility), the Company announced the closing of the Middletown facility in May 2004. The Board concluded that operating the remaining coil coating facilities would provide the best opportunities for a greater return to shareowners. This resulted in a pretax asset impairment charge of $9,071 being recorded in the fourth quarter of fiscal 2004. In addition, the Company expects to incur approximately $1,600 in fiscal 2005 related to location closing costs including severance and other expenses. The facility is expected to be closed by July 2004.

In the fourth quarter of fiscal 2004, MSC completed its annual assessment of goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Based on the assessment of the goodwill associated with the acquisition of GAC, the Company recorded a pretax impairment charge of $6,739. The impairment resulted from slower growth in the penetration of the European brake market than previously projected. In addition, the Company experienced delays in the negotiation of definitive agreements with a potential strategic partner related to the marketing and sales of Quiet Steel in Europe. The Company is reviewing various strategic alternatives, including strategic alliances, to commercialize these products in Europe.

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

Restructuring

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a new President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 is scheduled to be paid out over two years and the remainder relates to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expense for fiscal 2004 was $1,964. Of this amount, net cash of $977 was paid during fiscal 2004. A total of $559 is recorded as Accrued Payroll Related Expenses and $122 is recorded as Other Long-Term Liabilities in the Consolidated Balance Sheet as of February 29, 2004.

On November 20, 2002, the Company announced it implemented a program to reduce overhead and improve efficiencies. The program involved restructuring MSC’s manufacturing organization, including terminations of 14 salaried personnel in the third quarter of fiscal 2003. The Company recorded a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003. Of this amount, $677 pertained to severance expenses and $178 for other related costs. Total cash paid in fiscal 2003 related to this restructuring program was $383. Total net cash paid in fiscal 2004 related to this restructuring program was $440, and the remaining reserve balance was zero as of February 29, 2004.

On November 15, 2001, the Company announced it implemented a reorganization and cost reduction program. MSC terminated 41 employees primarily in sales, general and administrative departments of the Company and recorded a restructuring charge of $1,450 in fiscal 2002. Of this amount, $1,110 pertained to severance expenses and $340 for other related costs. As of February 28, 2003, all amounts under this restructuring program were paid.

The restructuring reserve as of February 29, 2004 was $681 as presented in the chart.

	Severance	Other	Total

Restructuring Reserve Recorded on November 15, 2001	$1,110	$340	$1,450
Cash Payments, Net	(676)	(236)	(912)

Restructuring Reserve as of February 28, 2002	$434	$104	$538
Restructuring Reserve Recorded on November 20, 2002	677	178	855
Cash Payments, Net	(720)	(201)	(921)

Restructuring Reserve as of February 28, 2003	$391	$81	$472
Restructuring Reserve Recorded in Fiscal 2004	1,013	951	1,964
Reclassification of Supplemental Pension Reserve	—	(338)	(338)
Cash Payments, Net	(794)	(623)	(1,417)

Restructuring Reserve as of February 29, 2004	$610	$71	$681

Note 14: Contractual Commitment

On January 31, 2002, the Company entered into an exclusive license agreement with TouchSensor Technologies, LLC (“TST”). This agreement provides for MSC to manufacture, use, further develop and sell TST’s patented touch sensor technology for sensors, switches, displays and interface solutions in the consumer electronics and transportation markets. There were $470 of sales in fiscal 2004 and $272 of sales in fiscal 2003. Royalty expenses related to this agreement were $1,500, $1,000 and $167 in fiscal years 2004, 2003 and 2002, respectively. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount which is shown in the chart below.

Minimum Annual Royalties
2005	$2,750
2006	2,750

Total	$5,500

In order for the Company to retain exclusivity in fiscal 2007, the Company would be required to notify TST of its intent on or before March 1, 2006. The minimum royalty required for the fiscal 2007 exclusivity would be $2,000.

Note 15: Business Segments

MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. The Company’s two reportable segments are: MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS focuses on providing material-based solutions for electronic, acoustical/thermal and coated metal applications. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems and enhance performance. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and thermal energy. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. EMS domestic and foreign sales are presented in the chart below. Of the foreign sales, no one country comprised greater than 10% of consolidated EMS sales.

Loss before income taxes for EMS includes $15,810 of asset impairments in fiscal 2004. EMD focuses on field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Corporate represents cash, certain fixed assets, income taxes receivable, deferred income taxes and unallocated general corporate expenses. Loss before income taxes for Corporate includes interest expense of $3,273, $3,376 and $222 not allocated to discontinued operations during fiscal 2004, 2003 and 2002, respectively. In addition, loss before income taxes for Corporate for fiscal 2004 includes $322 and $917 for retention and SERP buyout.

	2004	2003	2002

Net Sales
EMS – Domestic	$230,676	$254,043	$249,185
EMS – Foreign	12,072	12,503	1,321
EMD	470	272	—

Total	$243,218	$266,818	$250,506

Depreciation and Amortization
EMS	$14,468	$15,442	$15,888
EMD	80	2	—
Corporate	381	953	1,938

Total	$14,929	$16,397	$17,826

Income (Loss) Before Income Taxes
EMS	$243	$17,064	$3,536
EMD	(5,061)	(3,739)	(167)
Corporate	(12,871)	(15,037)	(10,990)

Total	$(17,689)	$(1,712)	$(7,621)

Total Assets
EMS	$157,154	$167,494	$167,203
EMD	1,257	319	—
Corporate	45,543	53,961	67,167

Subtotal	203,954	221,774	234,370
Discontinued Operations	—	16,035	65,104

Total	$203,954	$237,809	$299,474

Capital Expenditures
EMS	$3,737	$6,064	$5,243
EMD	773	58	—
Corporate	9	137	46

Total	$4,519	$6,259	$5,289

Note 16: Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended February 28 or 29, 2004, 2003 and 2002.

	2004	2003	2002

Loss from Continuing Operations	$(14,048)	$(339)	$(4,491)
Income from Discontinued Operation – Specialty Films	—	—	1,469
Loss from Discontinued Operation – Pinole Point Steel	—	—	(7,561)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	—	(101)	38,787
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(489)	1,934	(53,287)

Net Income (Loss)	$(14,537)	$1,494	$(25,083)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	13,990	13,941	14,007
Dilutive Stock Options	—	136	—
Dilutive Restricted Stock	—	149	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,990	14,226	14,007

Basic Net Income (Loss) Per Share:
Loss from Continuing Operations	$(1.00)	$(0.02)	$(0.32)
Income from Discontinued Operation – Specialty Films	—	—	0.10
Loss from Discontinued Operation – Pinole Point Steel	—	—	(0.54)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	—	(0.01)	2.77
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.04)	0.14	(3.80)

Basic Net Income (Loss) Per Share	$(1.04)	$0.11	$(1.79)

Diluted Net Income (Loss) Per Share:
Loss from Continuing Operations	$(1.00)	$(0.02)	$(0.32)
Income from Discontinued Operation – Specialty Films	—	—	0.10
Loss from Discontinued Operation – Pinole Point Steel	—	—	(0.54)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	—	(0.01)	2.77
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.04)	0.14	(3.80)

Diluted Net Income (Loss) Per Share	$(1.04)	$0.11	$(1.79)

Options to purchase 427,487 shares of common stock at a price range of $11.31-$18.75 per share were outstanding during fiscal 2004 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 17: Subsequent Events

In May 2004, the Company announced the closing of the Middletown, Ohio facility. This action was taken due to the underutilization of the facility, recent industry wide metal availability and pricing issues and the loss of a significant customer which made the facility noncompetitive in the market place. This resulted in a pretax asset impairment charge of $9,071 being recorded in the fourth quarter. The facility is expected to be closed by July 2004.

On April 30, 2004, the Company entered into an amended and restated credit agreement with its banks. The line of credit is for $30,000 and expires on October 11, 2007.

In the fourth quarter of fiscal 2004, the results of operations, including the asset impairment charges, caused the Company to be out of compliance with the minimum net worth covenant under the terms of the 1998 Senior Notes. The Company opted to notify the holders of the 1998 Senior Notes that it intended to repay the principal, interest and contractual prepayment penalty on or before June 1, 2004. The Company paid principal of $36,167, interest of $1,086 and a contractual debt prepayment penalty of $3,318 to all but two noteholders on May 10, 2004. The remaining noteholders elected to receive payment on or before June 1, 2004. The Company expects to pay the remaining principal ($7,778), approximate interest ($264) and estimated contractual debt prepayment penalty ($713) on or before

June 1, 2004. The Company will fund this prepayment utilizing cash on hand and borrowing under its amended and restated line of credit.

Note 18: Selected Quarterly Results of Operations (Unaudited)

The table presented below is a summary of quarterly data for the years ended February 29, 2004 and February 28, 2003.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$59,383	$55,899	$64,640	$63,296
Gross Profit	9,470	8,311	11,763	11,471
Income (Loss) from Continuing Operations	(2,230)	321	953	(13,092)
Loss on Discontinued Operation – Pinole Point Steel	(123)	(125)	(200)	(41)
Net Income (Loss)	(2,353)	196	753	(13,133)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.16)	$0.02	$0.07	$(0.93)
Loss on Discontinued Operation – Pinole Point Steel	(0.01)	(0.01)	(0.02)	—

Basic Net Income (Loss) Per Share	$(0.17)	$0.01	$0.05	$(0.93)

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.16)	$0.02	$0.07	$(0.93)
Loss on Discontinued Operation – Pinole Point Steel	(0.01)	(0.01)	(0.02)	—

Diluted Net Income (Loss) Per Share	$(0.17)	$0.01	$0.05	$(0.93)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$71,660	$68,151	$67,401	$59,606
Gross Profit	12,839	14,358	11,808	8,570
Income (Loss) from Continuing Operations	2,170	(929)	(298)	(1,282)
Loss on Sale of Discontinued Operation – Specialty Films	—	(101)	—	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	3,683	(610)	(145)	(994)
Net Income (Loss)	5,853	(1,640)	(443)	(2,276)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.15	$(0.07)	$(0.02)	$(0.09)
Loss on Sale of Discontinued Operation – Specialty Films	—	(0.01)	—	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	0.26	(0.04)	(0.01)	(0.08)

Basic Net Income (Loss) Per Share	$0.41	$(0.12)	$(0.03)	$(0.17)

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.15	$(0.07)	$(0.02)	$(0.09)
Loss on Sale of Discontinued Operation – Specialty Films	—	(0.01)	—	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	0.25	(0.04)	(0.01)	(0.08)

Diluted Net Income (Loss) Per Share	$0.40	$(0.12)	$(0.03)	$(0.17)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Audit Committee of the Board of Directors annually considers the selection of MSC’s independent public accountant. On May 20, 2002, the Audit Committee decided to dismiss Arthur Andersen LLP as MSC’s independent public accountant and to engage Deloitte & Touche LLP to serve as MSC’s independent auditors for fiscal 2004 and 2003.

Arthur Andersen LLP’s report on MSC’s Consolidated Financial Statements for fiscal 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During MSC’s fiscal 2002 and through May 20, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on MSC’s Consolidated Financial Statements for such years; and there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K. MSC provided Arthur Andersen LLP with a copy of the foregoing disclosures in May 2002 and Arthur Andersen LLP stated its agreement with such statements.

During MSC’s fiscal 2002 and through May 20, 2002, MSC did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on MSC’s Consolidated Financial Statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Company’s executive officers is included in Item 1 of Part I of this report.

Information regarding the background of the directors, matters related to the Audit Committee, and Section 16(a) compliance, appears under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement which is incorporated herein by reference.

The company has adopted a code of ethics entitled Material Sciences Corporation Code of Business Ethics (“MSC Code of Ethics”) that applies to all of its employees, officers and directors, including its principal executive officer and principal financial and accounting officer. The text of the MSC Code of Ethics is available on the Company’s website at www.matsci.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the MSC Code of Ethics for executive officers and directors on the Company’s website following the date of such amendment or waiver. Shareowners may request a free copy of the MSC Code of Ethics from:

Material Sciences Corporation

2200 East Pratt Boulevard

Elk Grove Village, Illinois 60007

MSC has also adopted written charters for its Audit, Compensation and Organization, and Nominating and Corporate Governance Committees, and Corporate Governance Guidelines, all of which are posted on the Company’s website at www.matsci.com. Shareowners may request a free copy of the charters and guidelines from the address set forth above.

Item 11. Executive Compensation

Information with respect to compensation of executive officers and directors of the Company can be found under the caption “Compensation of Executive Officers” in the Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Shareholder Matters

Information with respect to security ownership by any person(s) known to the Company to beneficially own more than 5% of the Company’s stock and by each director of the Company, each named executive officer of the Company, and all directors and executive officers of the Company as a group can be found under the caption “Stock Ownership” in the Proxy Statement, which is incorporated herein by reference.

The following table presents information relating to securities authorized under the Company’s equity compensation plans. The Company’s shareowners have approved all of these plans.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders	909,790	$12.36	898,410
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	909,790	$12.36	898,410

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions can be found under the caption “Compensation of Executive Officers” set forth in the Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information relating to the Company’s auditors and the Audit Committee’s pre-approval policies can be found under the caption “Independent Auditors” in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) Financial Statements and Schedule of the Company

I	Financial Statements of the Company listed in the Index to Consolidated Financial Statements are filed as part of this report.
II	Supplemental Schedule. The report and schedule listed below appear on pages 62 and 63 of this report.
(i)	Report of Independent Public Accountants with respect to Supplemental Schedule to the Financial Statements
(ii)	Schedule II – Reserve for Receivable Allowances

All other schedules have been omitted, since the required information is not significant, are included in the financial statements or the notes thereto or are not applicable.

(B) Reports on Form 8-K

On January 13, 2004, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K, pursuant to Item 12, to announce financial results for the third quarter ended November 30, 2003.

On February 20, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, pursuant to Items 5 and 7, to announce the naming of Ronald L. Stewart as President and Chief Executive Officer and director, effective March 1, 2004, and the retirement of Michael J. Callahan as President and Chief Executive Officer and member of the board of directors, effective February 29, 2004.

(C) Exhibits

Reference is made to the Index to Exhibits on pages 64–66.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Sciences Corporation

By:	/s/ RONALD L. STEWART
Ronald L. Stewart,
President, Chief Executive Officer and Director

Date: May 14, 2004

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on May 14, 2004.

/s/ RONALD L. STEWART Ronald L. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES J. WACLAWIK, SR. James J. Waclawik, Sr.	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ G. ROBERT EVANS G. Robert Evans	Director

/s/ AVRUM GRAY Avrum Gray	Director

/s/ FRANK L. HOHMANN III Frank L. Hohmann III	Director

/s/ RONALD A. MITSCH Ronald A. Mitsch	Non-Executive Chairman of the Board

/s/ MARY P. QUIN Mary P. Quin	Director

/s/ JOHN D. ROACH John D. Roach	Director

/s/ CURTIS G. SOLSVIG III Curtis G. Solsvig III	Director

Report of Independent Public Accountants with Respect to Supplemental Schedule to the Financial Statements

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to Supplemental Schedule II – Reserve for Receivable Allowances for the year ended February 28, 2002

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Material Sciences Corporation 2002 Annual Report to Shareowners in this Form 10-K, and have issued our report thereon dated April 29, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental financial statement schedule is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. The supplemental financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP
Arthur Andersen LLP

Chicago, Illinois

April 29, 2002

Schedule II

Material Sciences Corporation and Subsidiaries (in thousands)

Reserve for Receivable Allowances

		Additions
	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Reclassifications and Acquisitions	Deductions from Reserve	Balance at End of Year

Fiscal 2002
Receivable Allowances	$3,121	$7,563	$—	$—	$(5,930)	$4,754

Fiscal 2003
Receivable Allowances	$4,754	$8,880	$—	$—	$(8,760)	$4,874

Fiscal 2004
Receivable Allowances	$4,874	$5,437	$—	$—	$(6,126)	$4,185

The activity in the Receivable Allowances account includes the Company’s bad debt, claim and scrap allowance.

Index to Exhibits

Exhibit Number		Description of Exhibit
2	(a)	Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(7)

2	(b)	Purchase Agreement by and among Material Sciences Corporation, MSC Specialty Films, Inc., Bekaert Corporation and N.V. Bekaert S.A., dated June 10, 2001.(14)

2	(c)	First Amendment to Purchase Agreement, dated June 29, 2001.(14)

3	(a)	Registrant’s Restated Certificate of Incorporation.(6)

3	(b)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

3	(c)	Registrant’s By-laws, as amended.(9)

4	(a)	Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on Schedule I attached thereto.(8)

4	(b)	First Amendment to Note Agreement dated as of January 23, 1998, among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)

4	(d)	Second Amendment to Note Agreement dated as of February 27, 1998, among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)

4	(e)	Amended and Restated Loan and Security Agreement dated as of April 30, 2004 among Material Sciences Corporation and LaSalle Bank National Association, The Northern Trust Company and LaSalle Bank National Association, as Agent.*

4	(f)	Consolidated Amended and Restated Guaranty and Security Agreement dated as of April 30, 2004, among the Grantors party thereto and LaSalle Bank National Association, as Agent.*

There are omitted certain instruments with respect to long-term debt, the total amount of securities authorized under each of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Securities and Exchange Commission upon request.

10	(a)	Material Sciences Corporation Stock Purchase Plan.(1)†

10	(b)	Material Sciences Corporation Supplemental Pension Plan.(1)†

10	(c)	Material Sciences Corporation Employee Stock Purchase Plan.(10)†

10	(d)	Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(10)†

10	(e)	Material Sciences Corporation 1985 Stock Option Plan for Directors.(10)†

10	(f)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)†
10	(g)	Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(10)†

10	(h)	Material Sciences Corporation 1991 Stock Option Plan for Directors.(10)†

10	(i)	Material Sciences Corporation Directors Deferred Compensation Plan.(10)†

Exhibit Number		Description of Exhibit

10	(j)	Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(4)†

10	(k)	Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(10)†

10	(l)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10	(m)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(10)

10	(n)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(10)

10	(o)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(10)

10	(p)	Form of Standstill Agreement dated as of January 29, 1986, among Material Sciences Corporation, Richard L. Burns and Joyce Burns.(10)

10	(q)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(10)

10	(r)	Severance Benefits Agreement dated October 22, 1996, between Material Sciences Corporation and James J. Waclawik, Sr.(5)†

10	(s)	Tolling Agreement dated as of June 30, 1998, between Walbridge Coatings and Inland Steel Company.(10)(17)

10	(t)	Form of Change in Control Agreement.(9)†

10	(u)	Amendment to the Supplemental Employee Retirement Plan.(9)†

10	(v)	Form of Change in Control Agreement (MSC Executive Officers).(13)†

10	(w)	Form of Change in Control Agreement (Subsidiary Executive Officers).(13)†

10	(x)	License Agreement, dated as of January 31, 2002, by and between Material Sciences Corporation and TouchSensor Technologies, L.L.C.(15)(16)

10	(y)	Purchase Agreement, dated April 23, 2002, by and among Material Sciences Corporation, LTV Steel Company, Inc., LTV Walbridge, Inc. and MSC Walbridge Coatings Inc.(15)

10	(z)	Separation Agreement and General Release, dated April 23, 2003, by and between Material Sciences Corporation and Gerald G. Nadig.(17)

10	(aa)	Purchase Agreement, dated as of May 2, 2003, by and among ISG Acquisition Inc., ISG Venture Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(17)

10	(bb)	Tolling Agreement, dated as of May 6, 2003, by and among International Steel Group, Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(17)

10	(cc)	Material Sciences Corporation Supplemental Retirement Plan.(17)†

10	(dd)	Material Sciences Corporation Phantom Stock Unit Agreement, dated December 17, 2003, between Material Sciences Corporation and Michael J. Callahan.(18)†

10	(ee)	Material Sciences Corporation Phantom Stock Unit Agreement, dated December 17, 2003, between Material Sciences Corporation and Ronald A. Mitsch.(18)†

10	(ff)	Employment Agreement, dated May 5, 2004, between Material Sciences Corporation and James J. Waclawik, Sr.*†

Exhibit Number		Description of Exhibit

10	(gg)	Consulting Agreement, dated May 5, 2004, between Material Sciences Corporation and James J. Waclawik, Sr.*†

10	(hh)	Material Sciences Corporation Phantom Stock Unit Agreement, dated May 5, 2004, between Material Sciences Corporation and James J. Waclawik, Sr.*†

10	(ii)	Form of Material Sciences Corporation Fiscal 2005 Phantom Stock Unit Agreement.*†

10	(jj)	Form of Material Sciences Corporation, Engineered Materials and Devices Group, Inc. Incentive Compensation Agreement.*†

10	(kk)	Retention Agreement, dated February 29, 2004, between Material Sciences Corporation and John M. Klepper.*†

10	(ll)	Retention Agreement, dated February 29, 2004, between Material Sciences Corporation and Ronald L. Millar, Jr.*†

10	(mm)	Retention Agreement, dated April 6, 2004, between Material Sciences Corporation and Clifford D. Nastas.*†

21		Subsidiaries of the Registrant.*

23	(a)	Consent of Deloitte & Touche LLP.*

23	(b)	Notice Regarding Consent of Arthur Andersen LLP.*

31.1		Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.*

31.2		Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.*

32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.*

*	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 25, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.
(5)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1997 (File No. 1-8803).
(6)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 30, 1997 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-8803).
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 1998 (File No. 1-8803).
(10)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1999 (File No. 1-8803).
(12)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2001 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended May 31, 2001 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on June 29, 2001 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2002 (File No. 1-8803).
(16)	Certain information in this exhibit has been omitted and filed separately with Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(17)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(18)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended November 30, 2003 (File No. 1-8803).