Form 10-Q
period 2004-05-31
MATERIAL SCIENCES CORP
filed 2004-07-08
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

As of July 1, 2004, there were 14,303,603 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended May 31, 2004

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Consolidated Statements of Income (Loss) (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands, except per share data)	2004	2003
Net Sales (1)	$70,487	$59,383
Cost of Sales	55,168	49,913

Gross Profit	$15,319	$9,470
Selling, General and Administrative Expenses	10,678	10,046
Restructuring Expenses (11)	1,667	1,964

Income (Loss) from Operations	$2,974	$(2,540)

Other (Income) and Expense:
Interest (Income) Expense, Net (10)	$581	$845
Equity in Results of Joint Ventures (1)	(37)	266
Loss on Early Retirement of Debt	4,205	—
Other, Net	—	18

Total Other Expense, Net	$4,749	$1,129

Loss from Continuing Operations Before Benefit for Income Taxes	$(1,775)	$(3,669)
Benefit for Income Taxes	(370)	(1,439)

Loss from Continuing Operations	$(1,405)	$(2,230)
Discontinued Operations:
Loss on Discontinued Operation - Pinole Point Steel (Net of Benefit for Income Taxes of $11 and $85, Respectively) (13)	(20)	(123)

Net Loss	$(1,425)	$(2,353)

Basic Net Loss Per Share:
Loss from Continuing Operations	$(0.10)	$(0.16)
Loss on Discontinued Operation - Pinole Point Steel	—	(0.01)

Basic Net Loss Per Share	$(0.10)	$(0.17)

Diluted Net Loss Per Share:
Loss from Continuing Operations	$(0.10)	$(0.16)
Loss on Discontinued Operation - Pinole Point Steel	—	(0.01)

Diluted Net Loss Per Share	$(0.10)	$(0.17)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Loss Per Share	14,196	13,884
Dilutive Shares	—	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,196	13,884

Outstanding Common Stock Options Having No Dilutive Effect	422	1,472

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	May 31, 2004	February 29, 2004
Assets:
Current Assets:
Cash and Cash Equivalents	$4,301	$33,483
Restricted Cash (6)	—	3,357

Total Cash, Cash Equivalents and Restricted Cash	$4,301	$36,840
Receivables, Less Reserves of $4,316 and $4,185, Respectively (1)	43,545	40,386
Income Taxes Receivable	50	51
Prepaid Expenses	2,699	1,290
Inventories (7)	31,559	31,217
Deferred Income Taxes	2,235	2,235
Assets Held for Sale (8)	2,182	2,281

Total Current Assets	$86,571	$114,300

Property, Plant and Equipment	$237,217	$236,363
Accumulated Depreciation and Amortization	(158,592)	(155,696)

Net Property, Plant and Equipment	$78,625	$80,667

Other Assets:
Investment in Joint Ventures (1)	$1,424	$1,399
Goodwill (9)	1,319	1,319
Deferred Income Taxes	5,527	5,080
Other	1,147	1,189

Total Other Assets	$9,417	$8,987

Total Assets	$174,613	$203,954

Liabilities:
Current Liabilities:
Current Portion of Long-Term Debt	$—	$36,944
Accounts Payable	20,819	20,723
Accrued Payroll Related Expenses	8,945	12,154
Accrued Expenses	5,898	6,190
Current Liabilities of Discontinued Operation, Net - Pinole Point Steel (13)	394	414

Total Current Liabilities	$36,056	$76,425

Long-Term Liabilities:
Long-Term Debt, Less Current Portion	$19,318	$7,000
Other	9,440	9,551

Total Long-Term Liabilities	$28,758	$16,551

Shareowners’ Equity:
Preferred Stock (2)	$—	$—
Common Stock (3)	370	369
Additional Paid-In Capital	72,806	72,387
Treasury Stock at Cost (4)	(46,528)	(46,528)
Retained Earnings	81,334	82,759
Accumulated Other Comprehensive Income (Loss) (5)	1,817	1,991

Total Shareowners’ Equity	$109,799	$110,978

Total Liabilities and Shareowners’ Equity	$174,613	$203,954

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	2004	2003
Cash Flows From:
Operating Activities:
Net Loss	$(1,425)	$(2,353)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Discontinued Operation, Net - Pinole Point Steel (13)	(20)	39
Loss on Discontinued Operation - Pinole Point Steel (13)	20	123
Depreciation and Amortization	2,962	3,727
Benefit for Deferred Income Taxes	(467)	(269)
Compensatory Effect of Stock Plans	10	467
Gain on Sale of Asset	—	(162)
Other, Net	62	272
Changes in Assets and Liabilities:
Receivables	(3,159)	(5,220)
Income Taxes Receivable	1	(834)
Prepaid Expenses	(1,409)	(1,517)
Inventories	(342)	(1,901)
Accounts Payable	96	(1,519)
Accrued Expenses	(3,501)	(5,069)
Other, Net	(97)	799

Net Cash Used in Operating Activities	$(7,269)	$(13,417)

Investing Activities:
Capital Expenditures	$(1,047)	$(1,381)
Acquisition, Net of Cash Acquired (1)	—	(568)
Proceeds from Sale of Asset	—	679
Investment in Joint Ventures (1)	—	(358)
Proceeds from Sale of Marketable Securities	—	1,000
Other	(7)	(39)

Net Cash Used in Investing Activities	$(1,054)	$(667)

Financing Activities:
Payments of Debt	$(43,944)	$(167)
Proceeds under Line of Credit	19,318	—
Proceeds from Restricted Cash	3,357	—
Payments of Rights Redemption	—	(149)
Issuance of Common Stock	410	321

Net Cash Provided by (Used in) Financing Activities	$(20,859)	$5

Net Decrease in Cash	$(29,182)	$(14,079)
Cash and Cash Equivalents at Beginning of Period	33,483	43,880

Cash and Cash Equivalents at End of Period	$4,301	$29,801

Supplemental Cash Flow Disclosures:
Interest Paid	$1,371	$28
Income Taxes Paid	66	91

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION

(In thousands)

The data for the three months ended May 31, 2004 and 2003 have not been audited by our independent public accountants but, in the opinion of Material Sciences Corporation (the “Company” or “MSC”), reflect all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 29, 2004.

(1)	On May 7, 2003, International Steel Group, Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets, including BSC’s 33.5% interest in Walbridge Coatings (the “Partnership”), and MSC purchased this Partnership interest from ISG for $3,600. Accordingly, as of such date, the Company has a 100% ownership interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Consolidated Financial Statements. In conjunction with these transactions, the Company entered into a tolling agreement with ISG to provide electrogalvanizing and other coating and ancillary services to ISG until December 31, 2004, and ISG assumed all amounts payable by BSC to the Partnership. Through the expiration date of the tolling agreement, ISG has priority production rights for up to 25% of the available line time at the Walbridge, Ohio facility, and MSC markets the remaining 75% of the line time. For the first three months of fiscal 2005, ISG utilized 22.3% of available line time at the Walbridge facility.

During the first three months of fiscal year 2004, the Company derived approximately 8.8% of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility. Summarized financial information for the Partnership is presented below. The assets and liabilities were fully consolidated at May 31, 2004 and February 29, 2004.

	March 1 - May 31, 2004	March 1 - May 7, 2003
Income Statement Information
Net Sales	$—	$4,849
Loss from Operations	—	(446)
Net Loss	—	(440)

The equity in results of joint ventures in the Consolidated Income Statement for fiscal 2005 relates to the Company’s joint venture with Tekno.

(2)	Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,473,605 Shares Issued and 14,284,957 Shares Outstanding as of May 31, 2004 and 18,431,998 Shares Issued and 14,243,350 Shares Outstanding as of February 29, 2004.

(4)	Treasury Stock at Cost; 4,188,648 Shares as of May 31, 2004 and February 29, 2004. No share repurchase programs are in effect at this time.

(5)	Comprehensive Income (Loss):

	Three Months Ended May 31,
	2004	2003
Net Loss	$(1,425)	$(2,353)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(174)	353

Comprehensive Loss	$(1,599)	$(2,000)

(6)	In March 2004, one of the Company’s letters of credit for $275 was canceled and the related cash collateral was released to the Company. On May 11, 2004, the remaining cash collateral ($3,082) was released to the Company upon the effective date of the new revolving line of credit agreement.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. Borrowings outstanding under the New Line were $19,318, borrowing capacity reserved for the Company’s outstanding letters of credit was $3,082, and the amount remaining available to be borrowed was $7,600 as of May 31, 2004. At the Company’s option, interest is at the bank’s prime rate (4.0% as of May 31, 2004) or at LIBOR plus a margin based on funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $81,990, on May 31, 2004. As of May 31, 2004, the Company’s consolidated cumulative adjusted net worth was $109,799. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In May 2004, the Company redeemed all of its 1998 Senior Notes. The debt prepayment consisted of principal ($43,944), interest ($1,346) and a contractual prepayment penalty ($4,051). The Company recorded a loss on the early retirement of debt of $4,205 which included the contractual prepayment penalty and the write-off of previously capitalized financing charges.

(7)	Inventories consist of the following:

	May 31, 2004	February 29, 2004
Raw Materials	$12,453	$8,946
Finished Goods	19,106	22,271

Total Inventories	$31,559	$31,217

(8)	As of May 31, 2004, there were $2,182 of assets classified as Assets Held for Sale in the Consolidated Balance Sheet. The assets consist primarily of equipment related to the Company’s idled coil coating line and related real estate located in Elk Grove Village. On December 15, 2003, the Company entered into a definitive agreement for the sale of the idled coil coating equipment for $1,400 (net of commission) which will be recorded as a sale of assets when the title transfers to the buyer and has shipped overseas, which is expected to occur during fiscal 2005. On June 10, 2004, the Company entered into a definitive agreement for the sale of the real estate associated with the idled coil coating line in Elk Grove Village for $1,401 (net of commission) contingent on the coil coating line being removed prior to March 1, 2005.

(9)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate potential impairment. The Company intends to perform its required annual impairment assessment during the fourth quarter of fiscal 2005.

All goodwill relates to the Company’s EMS segment discussed in Note 15. Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the three months ended May 31, 2004.

(10)	The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended May 31,
	2004	2003
Interest (Income) Expense, Net:
Interest Expense	$643	$959
Interest Income	(62)	(114)

Interest Expense, Net	$581	$845

(11)	During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $1,667. A total of 93 employees will be impacted by this restructuring. Of the total amount recorded, $1,200 related to the Middletown closing ($727 in severance and $473 in severance related expense) and $467 related to other restructuring actions ($289 in severance and $178 in severance related expense). During the first quarter, $269 was paid and the remainder will be paid over the next 11 months. A total of $1,335 is recorded as Accrued Payroll Related Expenses in the Consolidated Balance Sheet as of May 31, 2004.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 is scheduled to be paid out over two years and the remainder relates to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. Of this amount, net cash of $140 was paid during the first three months of fiscal 2005. A total of $573 is recorded as Accrued Payroll Related Expenses and $31 is recorded as Other Long-Term Liabilities in the Consolidated Balance Sheet as of May 31, 2004.

On November 20, 2002, the Company announced it implemented a program to reduce overhead and improve efficiencies. The program involved restructuring MSC’s manufacturing organization, including terminations of 14 salaried personnel in the third quarter of fiscal 2003. The Company recorded a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003. Of this amount, $677 pertained to severance expenses and $178 for other related costs. Total cash paid in fiscal 2003 related to this restructuring program was $383, and the total cash paid in fiscal 2004 related to this program was $440. The reserve was utilized as of February 29, 2004.

The restructuring reserve as of May 31, 2004, is presented in the chart below which includes both the fiscal 2004 and 2005 restructuring plans.

	Severance	Other	Total
Restructuring Reserve as of February 29, 2004	$610	$71	$681
Restructuring Reserve Recorded During the Three Months Ended May 31, 2004	1,016	651	1,667
Cash Payments, Net	(323)	(86)	(409)

Restructuring Reserve as of May 31, 2004	$1,303	$636	$1,939

(12)	MSC has qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for its defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended May 31,
	2004	2003	2004	2003
Service Cost	$41	$109	$17	$29
Interest Cost	172	457	28	32
Expected Return on Plan Assets	(111)	(86)	(1)	(1)
Amortization of Net (Gain) or Loss	6	10	—	—
Amortization of Prior Service Cost	24	66	—	(9)
Amortization of Transition Obligation	1	4	—	—

Total Net Periodic Benefit Cost	$133	$560	$44	$51

MSC previously disclosed in its financial statements for the year ended February 29, 2004, that it expected to contribute $2,598 towards its qualified and nonqualified pension plans in fiscal 2005. As of May 31, 2004, $1,732 of contributions/payments have been made.

(13)	On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. The proceeds from liquidating the Pinole Point Steel operations included an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of May 31, 2004, there were $394 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

The Company recorded a loss on discontinued operation, net of income taxes, of $20 for the first quarter of fiscal 2005 primarily related to workers compensation expenses. During the first quarter of fiscal 2004, the Company recorded a loss on discontinued operation, net of income taxes, of $123 primarily related to workers compensation expenses.

(14)	The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”); the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”); the Material Sciences Corporation Stock Option Plan for Non-Employee Directors (“1996 Directors Plan”); and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been as shown in the following pro forma amounts:

	Three Months Ended May 31,
	2004	2003
Net Loss:
As Reported	$(1,425)	$(2,353)
Stock Based Employee Compensation Expense, Net of Income Taxes	(194)	(202)

Pro Forma	$(1,619)	$(2,555)

Basic Net Loss Per Share:
As Reported	$(0.10)	$(0.17)

Pro Forma	$(0.11)	$(0.18)

Diluted Net Loss Per Share:
As Reported	$(0.10)	$(0.17)

Pro Forma	$(0.11)	$(0.18)

(15)	MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. The Company’s two reportable segments are: MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS focuses on providing material-based solutions for electronic, acoustical/thermal and coated metal applications. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems (noise and vibration) and enhance performance. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise, vibration and thermal energy. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. EMS domestic and foreign sales are presented in the chart. EMD focuses on field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Corporate represents unallocated general corporate expenses. The restructuring expenses of $1,667 recorded in the first quarter of fiscal 2005 are primarily included in EMS versus the $1,964 recorded during the first quarter of fiscal 2004 which are primarily included in Corporate.

	Three Months Ended May 31,
	2004	2003
Net Sales
EMS – Domestic	$67,729	$57,382
EMS – Foreign	2,458	1,925
EMD	300	76

Total	$70,487	$59,383

Income (Loss) Before Income Taxes
EMS	$7,079	$2,503
EMD	(1,424)	(1,517)
Corporate	(7,430)	(4,655)

Total	$(1,775)	$(3,669)

(16)	In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 did not have an impact on the financial position or results of operations of the Company.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132.” This standard revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures were effective for the Company in fiscal year 2004.

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

The United States District Court for the Northern District of Indiana also has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. In the first quarter of fiscal 2005, the Company made a payment to the Midco Trust in the amount of $214. The estimated range of the Company’s remaining liability for this site is $700 to $900. This work has begun, and MSC has maintained a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In November 2003, the Company received notice of a potential liability from the United States EPA regarding a Lake Calumet Cluster Site in Chicago, Illinois. To date, the Company has been unable to estimate the potential liability for this site, if any, due to the limited information that has been provided.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove Village facility. The Company has filed a response and performed in 2002 stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those

2002 stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicate the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line was in excess of the permit limit. To address that issue, the Company filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA granted. The Illinois EPA indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation would be referred to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company. On December 22, 2003, the Company received a notice from the office of the Illinois Attorney General of their intent to file an enforcement action regarding the alleged violations. In the fourth quarter of fiscal 2004, the Company recorded a reserve for its potential costs related to this action. The Illinois Attorney General filed a complaint on April 8, 2004. In response to a request from the Illinois EPA and the Attorney General, the Company is in the process of performing additional stack tests on production lines that were not tested in 2002. Preliminary results from those tests indicate that one incinerator may be out of compliance, depending on the applicable test method. The Company plans to discuss this issue with the Illinois EPA as soon as the test report is completed, and to implement any appropriate corrective action required. The Attorney General has indicated a willingness to discuss a settlement of the case following the completion of those tests.

MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $900 to $1,600. The Company’s environmental reserves were approximately $930 as of May 31, 2004.

The Company believes that the ultimate outcome of its environmental legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of May 31, 2004 and, where applicable, taking into account contributions from other PRPs. However, there can be no assurance that the Company’s environmental legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors.

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

For The Quarter Ended May 31, 2004

PART I. FINANCIAL INFORMATION

(In thousands)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2004, as well as the Company’s other filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Executive Summary

Net sales from continuing operations of MSC in the first quarter of fiscal 2005 were $70,487, 18.7% higher than $59,383 in the prior first quarter. MSC’s gross profit margin improved to 21.7%, or $15,319, in the first quarter of fiscal 2005 compared with 15.9%, or $9,470, in the first quarter of fiscal 2004. Selling, general and administrative (“SG&A”) expenses of $10,678 were 15.1% of net sales in the first quarter of fiscal 2005 as compared with $10,046 or 16.9% of net sales in the same period last year.

The general state of the industries in which the Company operates includes the following risks and opportunities. Overcapacity in the coil coating industry continues to impact pricing, facility utilization and the need for competitive terms of sale. As disclosed at year end, metal availability and high costs of metal substrate have impacted each of the Company’s operations. MSC continues to experience significant growth for noise, vibration and harshness (“NVH”) solutions in the acoustical/thermal markets served. The Company experienced a downturn in its electronic market in the first quarter of fiscal 2005 primarily due to customer disk drive material inventory adjustments and to a lesser extent a decline in the disk drive market.

The Company is continuing to focus its resources on systemic cost reduction; organizational change; and the strategic review of the EMD business. The Company ceased production at the Middletown facility location on June 30, 2004. On June 10, 2004, the Company entered into a definitive agreement to sell the real estate associated with the Elk Grove Village facility idled in 2001. The Company has also entered into a business arrangement on June 30, 2004 related to the expansion of NVH solutions in Europe. In addition, the remaining strategic review of the EMD business includes active discussions of a full range of business transactions to provide the resources to accelerate the market penetration of the field-effect technology. However, no assurances can be made as to whether a transaction will be consummated or, if consummated, the nature or terms thereof.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. MSC entered into a separation agreement with the former officer, resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 is scheduled to be paid out over two years and the remainder relates to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. Total restructuring expenses for the first quarter of fiscal 2004 were $1,964. The Company recorded additional restructuring expense of $1,667 ($1,604 at EMS and $63 at the corporate headquarters) during the first quarter of fiscal 2005 primarily related to the Middletown closing. A total of $1,908 was recorded as Accrued Payroll Related Expenses and $31 was recorded as Other Long-Term Liabilities in the Consolidated Balance Sheet at May 31, 2004.

MSC Engineered Materials and Solutions Group

Net sales for EMS increased 18.3% in the first quarter of fiscal 2005 to $70,187 from $59,307 in the same period last year. Sales of EMS’s electronic-based materials decreased 34.2% to $5,375 during the first quarter of fiscal 2005, from $8,165 in the prior year period. The decrease was mainly due to lower domestic shipments of disk drive material due to customer inventory adjustments. Acoustical/thermal materials sales increased by 81.0% in the first quarter of fiscal 2005 to $28,548, as compared with $15,774 in the first quarter of fiscal 2004. Increased sales of body panel laminate (Quiet Steel®) and aftermarket brake damper materials mainly contributed to the increase, slightly offset by lower shipments of Specular+ materials to the lighting market. Sales of coated metal materials increased 2.5% to $36,264 in the first quarter of fiscal 2005 from $35,368 last year. Higher shipments of materials sold to the appliance/HVAC and building products markets were somewhat offset by lower shipments of electrogalvanizing materials, gaskets, lighting and swimming pool materials. Our business was impacted by the higher cost of steel, some of which could not be passed on to our customers. In addition, the availability of steel delayed orders or, in some cases, resulted in the cancellation of orders. We expect this situation to continue through the end of the calendar year.

EMS’s gross profit margin for the first quarter of fiscal 2005 was 21.6%, or $15,134, compared with 16.0%, or $9,460, in the first quarter of fiscal 2004. The increase was mainly due to higher shipments and an improved product mix. Facility utilization declined from 73% in the first quarter of fiscal 2004 to 53% in fiscal 2005. The Company continued to reduce costs through improved manufacturing efficiencies, by increasing production throughput, favorable returns and allowances, lower wages and benefits, as well as, lower maintenance spending.

SG&A expenses of $6,488 were 9.2% of net sales in the first quarter of fiscal 2005 and $6,701, or 11.3% of net sales in the first quarter of last year. Lower administrative costs in the first quarter of fiscal 2005 resulted from the Company’s continuing implementation of its cost reduction program. In addition, the Company recorded $1,604 in restructuring expenses. Of this amount, $1,200 related to the Middletown closing, including $727 in severance and $473 in severance related costs and $404 related to other restructuring.

MSC Electronic Materials and Devices Group

Sales related to the switch/sensor business were $300 in the first quarter of fiscal 2005, as compared to $76 in the same period last year.

EMD’s gross profit margin was $185 in the first quarter of fiscal 2005 and $10 in the first quarter of fiscal 2004. The margin reflects the costs associated with commercial products in the non-automotive transportation markets and prototype development costs offset by commercial product sales, and non-recurring engineering and supply agreement revenue.

SG&A expenses were $1,609 in the first quarter of fiscal 2005 compared to $1,527 in the first quarter of fiscal 2004. The increase in SG&A expenses was due to increased expenditures in marketing and sales and engineering as well as an increase in the minimum royalty amount payable to TouchSensor Technologies, LLC (“TST”). The Company has refocused the spending in its switch/sensor business to emphasize near-term opportunities while continuing to support supply agreement activities associated with longer-term market opportunities. We expect this will result in annual SG&A spending for the switch/sensor business of approximately $6,300 in fiscal 2005.

Total Other (Income) and Expense, Net

Total other expense, net was $4,749 in the first quarter of fiscal 2005 as compared with $1,129 in the first quarter of fiscal 2004. The increase was mainly due to a loss on the early retirement of debt of $4,205 which included a contractual prepayment penalty and the write-off of previously capitalized financing charges.

Income Taxes

MSC’s effective tax rate for continuing operations was 20.8% (benefit) for the first quarter of fiscal 2005 versus 39.2% (benefit) for the same period last year. The variance in the effective tax rate compared to the statutory rate was due to valuation allowances for net operating losses, the potential recapture of state tax job credits and other permanent items relative to income (loss) before income taxes.

General

EMS

On May 7, 2003, ISG purchased substantially all of BSC’s assets as part of BSC’s bankruptcy proceedings. On the same day, MSC purchased from ISG the remaining 33.5% ownership interest in the Partnership for $3,600. Accordingly, as of such date, the Company has a 100% controlling interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Consolidated Financial Statements. In conjunction with these transactions, MSC entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG for a period ending on December 31, 2004, and ISG assumed amounts payable by BSC to the Partnership through the expiration date of the tolling agreements. ISG has priority production rights to 25% of the available line time at the Walbridge, Ohio facility, and MSC markets the remaining 75% of the line time. For the first three months of fiscal 2005, ISG utilized 22.3% of available line time at the Walbridge facility.

In addition, the Company expects that Walbridge Coatings’ sales to ISG for fiscal 2005 will be significantly less than the fiscal 2004 sales based upon the expected decline in ISG’s utilization of the facility, partially offset by increased production of Quiet Steel. The Company anticipates that the Walbridge, Ohio facility will operate at approximately 50% of capacity for the next three months. The Walbridge, Ohio facility’s current and future production levels, however, are dependent, in large part, upon economic conditions in the industries that use EG and other coated sheet steel products, including the automotive and appliance industries, the consumption of laminated noise and vibration products and the potential shifting of EG business between electrogalvanizing facilities by major steel producers.

EMD

On January 31, 2002, the Company expanded its electronic material-based solutions by entering into an exclusive license agreement with TST. This agreement provides EMD the right to manufacture, use and sell TST’s patented touch sensor technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount. In general, the exclusive license period ends on February 28, 2006, subject to the Company’s right to extend the exclusive license period under certain conditions. The fiscal 2005 minimum annual royalty amount payable to TST is $2,750, of which $688 was paid on June 1, 2004.

On August 1, 2003, EMD entered into a supply and joint development agreement with Lear Corporation. This agreement provides Lear the exclusive right to incorporate EMD’s field-effect technology-based MIRUS™ detector cells into specific interior applications on passenger cars and light trucks. In consideration of this exclusive supply relationship, Lear has agreed to compensate EMD $1,500 over the initial two years of the agreement. Both parties retain specific rights of termination during the term of the agreement. The consideration of $1,500 will be amortized into income over a three year period which coincides with the initial period of exclusivity. Under the exclusive supply portion of the agreement, any sales of product would be in addition to the $1,500 of consideration.

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

RESULTS OF DISCONTINUED OPERATION

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. The proceeds from liquidating the Pinole Point Steel operations included an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of May 31, 2004, there were $394 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net liabilities and operating results of the business.

The Company recorded a loss on discontinued operation, net of income taxes, of $20 for the first quarter of fiscal 2005 primarily related to workers compensation expenses. During the first quarter of fiscal 2004, the Company recorded a loss on discontinued operation, net of income taxes, of $123 primarily related to workers compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. The Company believes that its cash on hand, cash generated from operations and potential divestures and availability under its credit facility will be sufficient to fund its operations and working capital needs over the next twelve months.

During the first quarter of fiscal 2005, MSC utilized $7,269 of cash from operating activities as compared with $13,417 in the first quarter last year. The decrease in cash utilization was due to improvement in working capital (mainly accounts receivable, inventory and accrued expenses) and net income. The cash utilization in the first quarter of fiscal 2005 was primarily a result of increases in raw materials in an attempt to address metal availability and pricing issues, increased accounts receivable due to higher sales and longer payment terms in certain markets, an increase in prepaid expenses due to the timing of annual insurance premium payments, and the payment of the contractual prepayment penalty on the 1998 Senior Notes.

In the first quarter of fiscal 2005, MSC invested $1,047 in capital improvement projects, compared to $1,381 in the same period last year. There was no investment in joint ventures in the first quarter of fiscal 2005 and $358 for the first quarter of fiscal 2004.

In March 2004, one of the Company’s letters of credit for $275 was canceled and the related cash collateral was released to the Company. On May 11, 2004, the remaining cash collateral ($3,082) was released to the Company upon the effective date of the amended and restated line of credit described below. In July 2004, a letter of credit for $1,077, related to a customer dispute, expired and was not renewed.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. Borrowings outstanding under the New Line were $19,318, borrowing capacity reserved for the Company’s outstanding letters of credit was $3,082, and the amount remaining available to be borrowed was $7,600 as of May 31, 2004. At the Company’s option, interest is at the bank’s prime rate (4.0% as of May 31, 2004) or at LIBOR plus a margin based on funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $81,990, on May 31, 2004. As of May 31, 2004, the Company’s consolidated cumulative adjusted net worth was $109,799. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In May 2004, the Company redeemed all of its 1998 Senior Notes. The debt prepayment consisted of principal ($43,944), interest ($1,346) and a contractual prepayment penalty ($4,051). The Company recorded a loss on the early retirement of debt of $4,205 which included the contractual prepayment penalty and the expense of previously capitalized financing charges.

During the first quarter of fiscal 2004, MSC received $679 of proceeds and recorded a gain of $162 related to the sale of vacant real estate near the Company’s Morrisville, Pennsylvania facility.

On June 1, 2004, the Company made a minimum annual royalty payment of $688 for the first quarter of fiscal 2005 versus a payment of $375 for the first quarter of fiscal 2004, related to the license agreement with TST which was accrued for at the end of the first quarter.

On December 15, 2003, the Company entered into a definitive agreement for the sale of the idled coil coating equipment, located in Elk Grove Village, for $1,400 (net of commission) which will be recorded as a sale of assets when the title transfers to the buyer and the assets have shipped overseas, which is expected to occur during fiscal 2005.

On June 10, 2004, the Company entered into a definitive agreement for the sale of the real estate associated with the idled coil coating line in Elk Grove Village for $1,401 (net of commission) contingent on the coil coating line being removed prior to March 1, 2005.

The Company is party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, is $900 to $1,600 as of May 31, 2004. Refer to Note 17 for additional information.

Contractual Obligations

The following table summarizes the contractual obligations the Company has outstanding by fiscal year as of May 31, 2004.

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term Debt Obligations	$19,318	$—	$19,318	$—	$—
Operating Leases	6,417	1,457	3,115	1,845	—
Minimum Royalties	4,812	2,062	2,750	—	—

Total	$30,547	$3,519	$25,183	$1,845	$—

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, goodwill, income taxes and defined benefit retirement plans. Details regarding the Company’s use of these policies and the related estimates are described fully in MSC’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 filed with the Securities and Exchange Commission. There have been no material changes to the Company’s critical accounting policies that impacted MSC’s financial condition or results of operations in the first quarter of fiscal 2005.

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors and shareowners can better understand a company’s future prospects and make informed investment decisions. This Form 10-Q contains forward-looking statements, which include, without limitation, those statements regarding our estimated loss and proceeds from the disposition of discontinued operations that set out anticipated results based on management’s plans and assumptions. MSC has tried, wherever possible, to identify such statements by using words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q, including, among others:

•	The Company’s ability to successfully implement its restructuring and cost reduction plans and achieve the benefits it expects from these plans, net of estimated severance-related costs;

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Competitive factors (including changes in industry capacity);

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974);

•	Continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates;

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America and Europe;

•	Proceeds and potential impact from the potential sale or idling of facilities or other assets;

•	Increases in the prices of raw and other material inputs used by the Company, as well as availability;

•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;

•	The risk of the successful development, introduction and marketing of new products and technologies, including products based on the touch sensor technology the Company has licensed from TST;

•	The anticipated marketing and research and development spending and the license fee payable to TST related to the switch/sensor business;

•	The realization of the future value of the Lear Corporation agreement and other potential transactions involving EMD;

•	Facility utilization and product mix at the Walbridge, Ohio facility, including the extent of ISG’s utilization;

•	Realization of the tax credit carryforward generated from the sale of Pinole Point Steel and other net operating loss carryforwards;

•	The impact of future warranty expenses;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations, including any risks, costs and penalties arising out of an enforcement action by the Illinois EPA and Illinois Attorney General related to the Company’s Elk Grove Village facility and the Lake Calumet Cluster Site;

•	Continuation of current interest rates;

•	Other factors, risks and uncertainties identified in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 29, 2004, as filed with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the year ended February 29, 2004.

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

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2004

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Reference is made to the attached Index to Exhibits.

(b)	On May 13, 2004, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K, pursuant to Item 12, to announce financial results for the fiscal year ended February 29, 2004.

On May 13, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, pursuant to Item 5 and Item 7, to announce that it entered into an amended and restated $30.0 million line of credit on April 30, 2004 and redeemed its privately placed senior notes issued in 1998; it recorded a goodwill impairment charge associated with its acquisition of Goldbach Automobil Consulting; and it intended to close its Middletown, Ohio coil coating facility.

On May 14, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, pursuant to Item 5, to announce the creation of a technical center in the Detroit, Michigan area to support the sales and marketing of its noise and vibration and thermal management products.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 8th day of July 2004.

MATERIAL SCIENCES CORPORATION

By:	/s/ Ronald L. Stewart
Ronald L. Stewart
President, Chief Executive Officer and Director

By:	/s/ James J. Waclawik, Sr.
James J. Waclawik, Sr.
Vice President, Chief Financial Officer and Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

Index to Exhibits

Exhibit Number	Description of Exhibit
10.1	Material Sciences Corporation 2004 Long Term Incentive Plan for Non-Employee Directors

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32.2	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer