Form 10-K/A
period 2004-02-29
MATERIAL SCIENCES CORP
filed 2004-11-24
CIK 755003

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

Explanatory Note

The Company is filing this Annual Report on Form 10-K/A as an amendment to our Form 10-K, originally filed on May 14, 2004, for the purpose of giving effect to the restatement of the Company’s consolidated financial statements. For additional information regarding these restatements, reference is made to Note 19 of the Notes to Consolidated Financial Statements in Item 8 of Part II below.

We have elected to include in its entirety the Company’s Form 10-K for the fiscal year ended February 29, 2004 as originally filed. Only Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV (to reflect the inclusion of updated exhibits) of such Form 10-K have been modified to reflect the restated financial statements and related disclosures. This Form 10-K/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original Form 10-K or otherwise modify or update those disclosures. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

PART I

Item 1. Business

Overview

Material Sciences Corporation (unless otherwise indicated by the context, including its subsidiaries, “MSC” or “Company”) designs, manufactures and markets material-based solutions. The Company is organized under two business segments – MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). The Company continues to evaluate the strategic position, growth and economic value potential of portions of its business. Depending on available options, the Company may decide to invest or disinvest with the objective of creating additional value for shareowners. In fiscal 2001, MSC operated under four segments: Coated Products and Services; Engineered Materials; Specialty Films; and Pinole Point Steel. The Specialty Films segment was sold on June 29, 2001, and the Pinole Point Steel business was sold on May 31, 2002. Both of these segments have been reported as discontinued operations since August 31, 2001. In November 2001, the Company announced a reorganization and new operating structure whereby the previous business units and management structures were eliminated, resulting in one reportable segment, EMS. In fiscal 2003, the Company significantly increased its investment in field-effect technology for interface touch controls and sensor solutions in the consumer electronics and transportation markets. This business is now operating as a separate business segment, EMD. For more information concerning the Company’s operating results by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15–27, and Note 15 of the Notes to the Consolidated Financial Statements entitled “Business Segments,” on pages 54 and 55).

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

EMD’s primary focus to date is designing, developing and commercializing the technology licensed from TouchSensor Technologies, LLC (“TST”). On January 31, 2002, the Company expanded its electronic material-based solutions by entering into an exclusive license agreement with TST. This agreement provides EMD the right to manufacture, use, further develop and sell TST’s patented touch sensor technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15–27, and Note 14 of the Notes to the Consolidated Financial Statements entitled “Contractual Commitment” on page 54). In general, the exclusive license period ends on February 28, 2006, subject to the Company’s right to extend the exclusive license period under certain conditions.

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

On May 7, 2003, International Steel Group Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets as part of BSC’s bankruptcy proceedings. On the same day, the Company purchased the remaining 33.5% ownership interest in the Partnership from ISG (the “ISG Transactions”). As a result of the ISG Transactions, the Company has a 100% controlling interest in the Partnership’s electrogalvanizing facility in Walbridge, Ohio and has consolidated the results of operations of the MSCWC facility from that date. In connection with the purchase, MSCWC entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG until December 31, 2004. Through the expiration of the tolling agreement, ISG has priority production rights for up to 25% of the available line time at the MSCWC facility (see Note 3 of the Notes to the Consolidated Financial Statements entitled, “Joint Venture and Partnership” on pages 41 and 42). The EG products processed by MSCWC for ISG are expected to be sold primarily to the automotive industry.

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

Environmental Matters

The Company believes it operates its facilities and conducts its business, in all material respects, in accordance with applicable environmental laws. The Company spent approximately $3.1 million in fiscal 2004, and has budgeted approximately $3.2 million for fiscal 2005, for maintenance or installation of environmental controls at its facilities. For additional information regarding the Company’s environmental matters, see “Legal Proceedings” on pages 11 and 12 and Note 4 of the Notes to the Consolidated Financial Statements entitled “Contingencies,” on pages 42 and 43.

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

Location	Approximate Area in Square Feet	Lease Expiration (or Ownership)		Primary Business Segment Served	Description
Elk Grove Village, Illinois Plant No. 1	58,000	Owner	(1)	EMS	Coil Coating Facility (Currently Idle)
Elk Grove Village, Illinois Plant No. 2	223,000	Owner		EMS	Laminating and Coil Coating Facility
Elk Grove Village, Illinois Plant No. 3	312,000	Owner		EMS	Coil Coating Facility
Morrisville, Pennsylvania	121,000	Owner		EMS	Coil Coating Facility
Middletown, Ohio	170,000	Owner		EMS	Coil Coating Facility (To be closed July 2004)
Walbridge, Ohio	465,000	June 2008	(2)	EMS	Electrogalvanizing, Laminating and Coil Coating Facility
Eisenach, Germany	11,000	Owner		EMS	Stamping and Testing Facility
(1)	On December 15, 2003, the Company entered into a definitive agreement for the sale of the production line in Plant No. 1 in Elk Grove Village, IL. In addition, MSC entered into a letter of intent for the sale of Plant No. 1 contingent upon the removal of the production line by March 2005.
(2)	This facility was held under a capital lease until June 30, 2003. The Company extended the lease for five years until June 30, 2008 and this extension period is being treated as an operating lease. The lease may be further extended in five year increments, at the option of the Company, through June 30, 2023. From April 1, 1986 to May 7, 2003, this facility was subleased to the Partnership (see Note 6 of the Notes to the Consolidated Financial Statements entitled “Leases,” on page 45).

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

The Company does not believe that the ultimate outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of February 29, 2004 and, where applicable, taking into account contributions from other PRPs. However, due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors, actual results could differ from the Company’s estimates and could have a material adverse effect on the Company’s financial condition or results of operations.

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

Fiscal Year	Fiscal Quarter	High	Low
2004	1st 2nd 3rd 4th	$10.56 11.14 10.49 12.87	$8.05 8.95 9.29 9.41

Fiscal Year	Fiscal Quarter	High	Low
2003	1st 2nd 3rd 4th	$12.30 15.65 14.12 14.94	$9.97 12.40 9.63 10.26

There were 748 shareowners of record of the Company’s common stock at the close of business on April 28, 2004.

On April 16, 2003, the Company’s Board of Directors voted to terminate the Company’s shareholder rights agreement. The agreement was terminated by redeeming all of the outstanding rights at a price of $0.01 per right, payable in cash. There was one right attached to each outstanding share of common stock. The redemption payment was mailed on or about May 27, 2003 to shareowners of record on April 28, 2003. As a result of the redemption, the rights cannot become exercisable, and the shareholder rights agreement was terminated (see Note 11 of the Notes to the Consolidated Financial Statements entitled “Equity and Compensation Plans,” on pages 49–52).

MSC has not paid cash dividends, other than the redemption payments for the rights under MSC’s shareholder rights agreement discussed above and a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company’s business. If business circumstances should change, the Board of Directors may declare and instruct the Company to pay dividends. However, the Company’s ability to pay dividends on its common stock is limited by certain covenants contained in the Company’s credit and Senior Note agreements (see Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness” on pages 44 and 45).

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A in order to fully understand factors that may affect the comparability of the financial data below.

(Dollars and number of shares in thousands, except per share data)	Fiscal Year
	2004(3)		2003		2002		2001		2000
Income Statement Data
Net Sales	$243,218		$266,818		$250,506		$273,860		$278,669
Income (Loss) from Continuing Operations Before Income Taxes	(16,609)		(1,712)		(7,621)		10,415		21,380
Net Income (Loss)(1)	(13,882)		1,494		(25,083)		(684)		16,715
Diluted Net Income (Loss) Per Share	$(0.99)		$0.11		$(1.79)		$(0.05)		$1.10
Balance Sheet Data
Working Capital	$37,875		$68,398		$115,463		$162,735		$163,378
Net Property, Plant and Equipment	81,747		93,188		102,915		118,464		124,922
Total Assets	204,609		237,809		299,474		345,539		350,564
Total Debt	43,944		55,503		105,262		137,465		120,667
Shareowners' Equity	111,633		121,887		128,624		149,736		158,982
Average Capital Employed	166,484		205,638		260,544		283,425		283,552
Cash Flow Data
Depreciation and Amortization	$14,929		$16,397		$17,826		$17,064		$16,803
Net Cash Provided by (Used in) Operating Activities	4,397		33,622		(25,510)		12,450		47,730
Capital Expenditures	4,519		6,259		5,289		9,710		9,763
Financial Ratios
Gross Profit as a % of Net Sales	16.9%		17.8%		18.1%		19.7%		22.6%
SG&A Expenses as a % of Net Sales	15.8%		15.2%		16.9%		15.3%		14.0%
Income (Loss) from Continuing Operations Before Income Taxes as a % of Net Sales	(6.8%	)	(0.6%	)	(3.0%	)	3.8%		7.7%
Net Income (Loss) as a % of Net Sales	(5.7%	)	0.6%		(10.0%	)	(0.2%	)	6.0%
Research and Development as a % of Net Sales	1.8%		1.5%		2.4%		2.3%		1.9%
Effective Income Tax Rate	19.4%		80.2%		41.1%		37.4%		33.3%
Return on Average Shareowners' Equity	(11.9%	)	1.2%		(18.0%	)	(0.4%	)	10.8%
Return on Average Capital Employed	(8.3%	)	0.7%		(9.6%	)	(0.2%	)	5.9%
Total Debt to Total Capital Employed	28.2%		31.3%		45.0%		47.9%		43.1%
Other Data
Per Share Information:
Book Value	$7.98		$8.57		$9.18		$10.59		$10.46
Market Price:
High	$12.87		$15.65		$10.96		$14.31		$15.75
Low	$8.05		$9.63		$6.70		$7.50		$6.38
Close	$11.38		$10.26		$10.00		$8.80		$14.44
P/E (High)	NM		142.3	x	NM		NM		14.3	x
P/E (Low)	NM		87.5	x	NM		NM		5.8	x
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,990		14,226		14,007		14,141		15,200
Shareowners of Record	741		826		893		929		950
Number of Employees(2)	702		740		745		815		808
(1)	In 2004, the Company has recorded a loss, net of tax, on the sale of Pinole Point Steel of $489; a pretax gain on the curtailment of Retiree Healthcare of $1,951; a pretax loss from asset impairments of $14,730, a pretax restructuring charge of $1,964, a pretax charge of $917 related to SERP buyouts, and a pretax charge of $322 related to retention agreements.

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
(2)	Represents employees from continuing operations.
(3)	As restated - see Note 19 to the Notes to the Consolidated Financial Statements contained in this Form 10-K/A.

NM: Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands)

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-K/A.

As discussed in Note 19 of the Notes to the Consolidated Financial Statements, the Company’s consolidated financial statements have been restated. The accompanying Management’s Discussion and Analysis gives effect to the restatement.

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

Results of Operations

	2004	2003	2002
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	83.1	82.2	81.9
Gross Profit	16.9%	17.8%	18.1%
Selling, General and Administrative Expenses	15.8	15.2	16.9
Asset Impairments, Restructuring and Other	6.6	0.3	3.9
Income from Operations	(5.5)%	2.3%	(2.7)%
Total Other (Income) and Expense, Net	1.3	2.9	0.3
Loss from Continuing Operations Before Income Taxes	(6.8)%	(0.6)%	(3.0)%
Income Taxes	(1.3)	(0.5)	(1.2)
Gain (Loss) on Discontinued Operations, Net of Income Taxes	(0.2)	0.7	(8.2)
Net Income	(5.7)%	0.6%	(10.0)%

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

As a result of the strategic review and fourth quarter events (industry wide metal shortages, higher metal pricing and the loss of a significant customer serviced by the Middletown, Ohio facility), the Company announced the closing of the Middletown facility in May 2004. The Board concluded that operating the remaining coil coating facilities would provide the best opportunity for a greater return to shareowners. This resulted in a pretax impairment charge of $7,991 in the fourth quarter of fiscal 2004. The Company also evaluated the goodwill related to its fiscal 2002 acquisition of Goldbach Automobil Consulting (“GAC”) in the fourth quarter in accordance with its accounting policy to review goodwill for impairment on an annual basis. The penetration of the European brake market was slower than previously projected. In addition, the Company experienced delays in the negotiation of definitive agreements with a potential strategic partner related to the marketing and sales of Quiet Steel in Europe. Based on these factors, the Company recorded a pretax impairment charge of $6,739. The Company is reviewing various strategic alliances, including joint ventures, to commercialize these products in Europe. However, we cannot be certain of the success of these efforts.

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

As discussed below, Asset Impairments, Restructuring and Other in the Consolidated Statements of Income total $15,982 which includes asset impairments of $14,730, restructuring expenses of $1,964 and other net benefits of $712.

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

The TST agreement provides EMD the right to manufacture, use, sell and further develop TST’s patented touch sensor technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount (see Note 14 of the Notes to the Consolidated Financial Statements entitled “Contractual Commitment,” on page 54). In general, the exclusive license period ends on February 28, 2006, subject to the Company’s right to extend the exclusive license period under certain conditions (see “Contractual Obligations” on page 23).

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

Asset Impairments

As one of the results of the Company’s strategic review process, the Company announced in May 2004 the closing of the Middletown, Ohio facility. This action was taken due to the underutilization of the facility, recent industry wide metal availability and pricing issues and the loss of a significant customer which made the facility noncompetitive in the market place. The aforementioned factors resulted in a pretax asset impairment charge of $7,991 being recorded in the fourth quarter of fiscal 2004. In addition, the Company expects to incur approximately $1,600 in fiscal 2005 related to location closing costs including severance and other expenses. The facility is expected to be closed by July 2004.

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

Total Other Expense, Net and Income Taxes

Total other expense, net, was $3,197 in fiscal 2004, compared with $7,956 in fiscal 2003. The variance was primarily due to the charge related to the early extinguishment of debt of $3,934 in fiscal 2003. Fiscal 2003 also included an allocation of consolidated interest expense to Pinole Point Steel (see Note 8 of the Notes to the Consolidated Financial Statements entitled “Interest (Income) Expense, Net” on page 48). No interest costs were allocated in fiscal 2004. Equity in Results of Joint Ventures was a net loss of $211 in fiscal 2004 as compared with a net loss of $1,557 in fiscal 2003. The Partnership loss is no longer being incurred effective with the Company’s purchase of the remaining interest in the Partnership on May 7, 2003.

MSC’s effective income tax rate was 19.4% (benefit) in fiscal 2004 as compared with 80.2% (benefit) in fiscal 2003. During fiscal 2003, the Internal Revenue Service completed its review of fiscal years 1997, 1998 and 1999. The Company analyzed its income tax reserve position based on this event and reduced its previously provided income tax reserves by $673 in the fourth quarter of fiscal 2003. The variance in the effective tax rate compared to the statutory rate was due to the income tax reserve adjustment and tax credits, valuation allowances for net operating losses and other permanent items relative to income (loss) before income taxes.

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

MSC’s total debt decreased to $43,944 in fiscal 2004 from $55,503 as of February 28, 2003. The Company made principal debt payments of $11,278 on June 2, 2003 related to the 1998 Senior Notes. Total interest paid on the Senior Notes was $3,364 in fiscal 2004. In the fourth quarter of fiscal 2004, the results of operations, including the asset impairment charge, caused the Company to be out of compliance with the minimum net worth covenant under the terms of the 1998 Senior Notes. Accordingly, the Company notified the holders of the 1998 Senior Notes that it intended to repay the principal, interest and contractual debt prepayment penalty on or before June 1, 2004. The Company paid principal of $36,167, interest of $1,086 and a contractual debt prepayment penalty of $3,318 to all but two noteholders on May 10, 2004. The remaining noteholders elected to receive payment on or before June 1, 2004. The Company expects to pay the remaining principal ($7,778), approximate interest ($264) and estimated contractual debt prepayment penalty ($713) on or before June 1, 2004. In addition, the remaining noteholders waived the noncompliance of the minimum net worth covenant until June 1, 2004 or earlier upon prepayment of the notes (see Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness,” on pages 44 and 45). On July 31, 2002, the Company made a debt payment of $39,432 to the holders of the 1997 Senior Notes. The debt payment consisted of principal of $35,714 and a contractual debt prepayment penalty of $3,934 (pretax basis). The contractual debt prepayment penalty included the prepayment penalty of $3,718 and a $216 write-off of debt issuance costs.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. No borrowings were outstanding under the New Line or previous line as of February 29, 2004. There were $3,357 in outstanding letters of credit as of February 29, 2004. Under the New Line, fees are charged for the unused portion of the line. At the Company’s option, interest is at the bank’s prime rate (4.0% as of February 29, 2004) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004. As of February 29, 2004, the outstanding letters of credit were cash collateralized. A total of $3,357 was classified as Restricted Cash in the Consolidated Balance Sheets. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) and intangible property of the Company.

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

MSC had a capital lease obligation of $281 as of February 28, 2003 and $905 as of February 28, 2002, relating to a facility that the Company subleased to the Partnership. The capital lease expired on June 30, 2003. In the fourth quarter of fiscal 2003, the Company renewed the term of the lease for five years ending June 30, 2008. The extension is being treated as an operating lease (see Note 6 of the Notes to the Consolidated Financial Statements entitled “Leases,” on page 45).

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

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations. The Company is also a party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work, and other information available, is $1,200 to $1,900 as of February 29, 2004 (see “Legal Proceedings” on pages 11 and 12, and Note 4 of the Notes to the Consolidated Financial Statements entitled “Contingencies,” on pages 42 and 43).

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

Critical Accounting Policies

MSC’s significant accounting policies are presented within the Notes to the Consolidated Financial Statements (see Note 1 of the Notes to the Consolidated Financial Statements entitled “Summary of Significant Accounting Policies,” on pages 37-41) included elsewhere in this Form 10-K/A. While all of the significant accounting policies impact the Company’s Consolidated Financial Statements, some of the policies may be viewed to be critical. These policies are those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments and estimates. Management bases its judgments and estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. The results of judgments and estimates form the basis for making judgments about the Company’s value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

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

Goodwill. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair value based test. This test requires that the Company estimate the fair value of its goodwill and compare that estimate to the amount of goodwill recorded on the Consolidated Balance Sheet. The estimation of fair value requires that the Company make judgments concerning future cash flows and appropriate discount rates. The estimate of the fair-value of goodwill could change over time based on a variety of factors, including the actual operating performance of the relevant portion of the business (see Note 1, of the Notes to the Consolidated Financial Statements entitled, “Summary of Significant Accounting Policies – Goodwill” on pages 38 and 39).

Income Taxes. The provision for income taxes is determined under the liability method pursuant to SFAS No. 109. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. The Company has net deferred tax assets of $6.9 million at February 29, 2004. In assessing the need for valuation allowances, the Company considers future forecasted taxable income and tax planning strategies. The Company has determined that it is unlikely that it will be able to realize certain deferred tax assets in the foreseeable future relating its GAC operation. A valuation allowance of $2.6 million was recorded during fiscal 2004 related to these deferred tax assets. Although the Company’s management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

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

Accounting Pronouncements

In June 2001, FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value based test, beginning on the date of adoption of the new accounting standard. The Company completed its initial assessment as of August 31, 2002 and its annual assessment as of February 28, 2003, as required under the impairment requirements of SFAS No. 142 and no impairment was deemed necessary. The Company also completed the required annual impairment assessment as of February 29, 2004 and recorded an impairment charge of $6,739 related to GAC (see Note 13 of the Notes to the Consolidated Financial Statements entitled, “Asset Impairments and Restructuring” on page 53 and 54).

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

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Form 10-K/A contains forward-looking statements, which include, without limitation, those statements regarding our estimated loss and proceeds from the disposition of discontinued operations, that set out anticipated results based on management’s plans and assumptions. MSC has tried, wherever possible, to identify such statements by using words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-K/A, including, among others:

•	The Company’s ability to successfully implement its restructuring and cost reduction plans and achieve the benefits it expects from these plans, net of estimated severance-related costs;
•	Impact of changes in the overall economy;
•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;
•	Competitive factors (including changes in industry capacity);
•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974);
•	Continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates;
•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;
•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America and Europe;
•	Proceeds and potential impact from the potential sale or closing of facilities or other assets;
•	Increases in the prices of raw and other material inputs used by the Company, as well as availability;
•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;
•	The risk of the successful development, introduction and marketing of new products and technologies, including products based on the touch sensor technology the Company has licensed from TST;
•	The anticipated marketing and research and development spending and the license fee payable to TST related to the switch/sensor business;
•	The realization of the future value of the Lear Corporation agreement;
•	Facility utilization and product mix at MSCWC’s facility, including the extent of ISG’s utilization;
•	Realization of the tax credit carryforward generated from the sale of Pinole Point Steel and other net operating loss carryforwards;
•	The impact of future warranty expenses;
•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations, including any risks, costs and penalties arising out of an enforcement action by the Illinois EPA and Illinois Attorney General related to the Company’s Elk Grove Village facility and the Lake Calumet site;
•	Continuation of current interest rates and the potential impact on potential future contractual debt prepayment penalty;
•	Assumptions used in the calculations for the Middletown asset impairment (including the discount rate, projected cash flows, and other assumptions used in the calculation of the valuation of long-lived assets);
•	Assumptions used in the calculations for goodwill impairment (including terminal value, sales and income projections, discount rate, EBITDA multiple and cash flows);
•	Expected severance and shutdown related costs related to the Middletown, Ohio facility;
•	Expected results of operations from foreign operations, and;
•	Other factors, risks and uncertainties described elsewhere in this Form 10-K/A and from time to time in the Company’s other filings with the Securities and Exchange Commission.

MSC undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact the Company’s business and financial condition. Other sections of this Form 10-K/A may include additional factors which could adversely effect the Company’s business and financial performance. Moreover, the Company operates in a competitive environment. New risks emerge from time to time and it is not always possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareowners should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Covered by Report of Independent Registered Public Accounting Firm

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Material Sciences Corporation

Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation and Subsidiaries (“the Company”) as of February 29, 2004, and February 28, 2003, and the related statements of income, cash flows, shareowners’ equity and comprehensive income for each of the two years in the period ended February 29, 2004. Our audit also included the financial statement schedule for the two years in the period ended February 29, 2004 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company for the year ended February 28, 2002, prior to (i) the addition of the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), described in Note 1 to the financial statements, (ii) the adjustment necessary to conform the 2002 segment disclosures to the 2004 and 2003 composition of reportable segments, and (iii) the adjustment necessary to conform the 2002 presentation of “cash from the cancellation (issuance) of letters of credit” line item in the Consolidated Statement of Cash Flows to the 2004 and 2003 presentation, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 29, 2002.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Material Sciences Corporation and Subsidiaries as of February 29, 2004, and February 28, 2003, and the results of their operations and their cash flows for each of the two years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the two years in the period ended February 29, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 19 to the financial statements, the accompanying financial statements have been restated.

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

In addition, as described in Note 15, the company changed the composition of its reportable segments in 2003, and the amounts in the 2002 financial statements relating to reportable segments have been restated to conform to the 2004 and 2003 composition of reportable segments. We audited the adjustments that were applied to conform the disclosures for reportable segments reflected in the 2002 financial statements. Our procedures included (i) comparing the adjusted amounts of segment revenues, operating income and assets to the Company’s underlying records obtained from management, and

(ii) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Furthermore, as described in Note 19, the Company restated the Consolidated Statements of Cash Flows for 2004, 2003 and 2002, in order to properly classify “cash from cancellation (issuance) of letters of credit” line within the Consolidated Statements of Cash Flows. We audited the adjustments that were applied to conform the Consolidated Statements of Cash Flows for the year ended February 28, 2002. Our procedures included (i) compared amount shown in investing activities for “cash from cancellation (issuance) of letters of credit” to the corresponding amount shown in financing activities prior to the restatement and found them to be in agreement, and (ii) proved the arithmetic accuracy of the amounts of Net Cash Provided by Investing Activities and the Net Cash Used in Financing Activities within the Consolidated Statement of Cash Flows for the year ended February 28, 2002. In our opinion, such adjustments are appropriate and have been properly applied.

We were not engaged to audit, review or apply any procedures to the 2002 financial statements of the Company other than those described in the three preceding paragraphs and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Chicago, Illinois

May 10, 2004

(November 23, 2004 as to the effects

of the restatement discussed in Note 19)

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

Arthur Andersen LLP

Chicago, Illinois

April 29, 2002

Consolidated Statements of Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands, except per share data)	2004 (Restated see Note 19)	2003	2002
Net Sales	$243,218	$266,818	$250,506
Cost of Sales	202,203	219,243	205,275
Gross Profit	$41,015	$47,575	$45,231
Selling, General and Administrative Expenses	38,445	40,476	42,333
Asset Impairments, Restructuring and Other	15,982	855	9,811
Income (Loss) from Operations	$(13,412)	$6,244	$(6,913)
Other (Income) and Expense:
Interest (Income) Expense, Net	$2,896	$2,440	$(1,126)
Equity in Results of Joint Ventures	211	1,557	1,560
Contractual Debt Prepayment Penalty	—	3,934	—
Other, Net	90	25	274
Total Other Expense, Net	$3,197	$7,956	$708
Loss from Continuing Operations Before Benefit for Income Taxes	$(16,609)	$(1,712)	$(7,621)
Benefit for Income Taxes	(3,216)	(1,373)	(3,130)
Loss from Continuing Operations	$(13,393)	$(339)	$(4,491)
Discontinued Operations:
Income from Discontinued Operation – Specialty Films (Net of Provision for Income Taxes of $0, $0, and $1,009, Respectively)	—	—	1,469
Loss from Discontinued Operation – Pinole Point Steel (Net of Benefit for Income Taxes of $0, $0 and $5,261, Respectively)	—	—	(7,561)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films (Net of Benefit for Income Taxes of $0 and $70 and Provision for Income Taxes of $31,445, Respectively)	—	(101)	38,787
Gain (Loss) on Discontinued Operation – Pinole Point Steel (Net of Benefit for Income Taxes of $316, Provision for Income Taxes of $2,726, and Benefit for Incomes Taxes of $37,047, Respectively)	(489)	1,934	(53,287)
Net Income (Loss)	$(13,882)	$1,494	$(25,083)
Basic Net Income (Loss) Per Share:
Loss from Continuing Operations	$(0.95)	$(0.02)	$(0.32)
Income from Discontinued Operation – Specialty Films	—	—	0.10
Loss from Discontinued Operation – Pinole Point Steel	—	—	(0.54)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	—	(0.01)	2.77
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.04)	0.14	(3.80)
Basic Net Income (Loss) Per Share	$(0.99)	$0.11	$(1.79)
Diluted Net Income (Loss) Per Share:
Loss from Continuing Operations	$(0.95)	$(0.02)	$(0.32)
Income from Discontinued Operation – Specialty Films	—	—	0.10
Loss from Discontinued Operation – Pinole Point Steel	—	—	(0.54)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	—	(0.01)	2.77
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.04)	0.14	(3.80)
Diluted Net Income (Loss) Per Share	$(0.99)	$0.11	$(1.79)
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	13,990	13,941	14,007
Dilutive Shares	—	285	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,990	14,226	14,007
Outstanding Common Stock Options Having No Dilutive Effect	427	633	912

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

	February 28 or 29,
(In thousands, except share data)	2004 (Restated see Note 19)	2003
Assets
Current Assets:
Cash and Cash Equivalents	$33,483	$43,880
Restricted Cash	3,357	2,280
Total Cash, Cash Equivalents and Restricted Cash	$36,840	$46,160
Marketable Securities	—	1,002
Receivables, Less Reserves of $4,185 in 2004 and $4,874 in 2003	40,386	27,607
Income Taxes Receivable	51	2,339
Prepaid Expenses	1,290	1,792
Inventories:
Raw Materials	8,946	10,540
Finished Goods	22,271	15,832
Deferred Income Taxes	2,235	1,461
Assets Held for Sale	2,281	506
Current Assets of Discontinued Operation, Net – Pinole Point Steel	—	16,035
Total Current Assets	$114,300	$123,274
Property, Plant and Equipment:
Land and Building	$54,506	$59,975
Machinery and Equipment	163,258	171,576
Capital Leases	17,195	17,195
Construction in Progress	2,484	2,497
	$237,443	$251,243
Accumulated Depreciation and Amortization	(155,696)	(158,055)
Net Property, Plant and Equipment	$81,747	$93,188
Other Assets:
Investment in Joint Ventures	$1,399	$12,881
Goodwill	1,319	7,116
Deferred Income Taxes	4,655	—
Other	1,189	1,350
Total Other Assets	$8,562	$21,347
Total Assets	$204,609	$237,809
Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$36,944	$11,559
Accounts Payable	20,723	22,944
Accrued Payroll Related Expenses	12,154	13,705
Accrued Expenses	6,190	6,668
Current Liabilities of Discontinued Operation, Net – Pinole Point Steel	414	—
Total Current Liabilities	$76,425	$54,876
Long-Term Liabilities:
Deferred Income Taxes	$—	$5,699
Long-Term Debt, Less Current Portion	7,000	43,944
Other	9,551	11,403
Total Long-Term Liabilities	$16,551	$61,046
Shareowners’ Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	$—	$—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,431,998 Shares Issued and 14,243,350 Shares Outstanding as of February 29, 2004 and 18,221,830 Shares Issued and 14,033,182 Shares Outstanding as of February 28, 2003	369	365
Additional Paid-In Capital	72,387	70,143
Treasury Stock at Cost, 4,188,648 Shares as of February 29, 2004 and February 28, 2003	(46,528)	(46,528)
Retained Earnings	83,414	97,296
Accumulated Other Comprehensive Income	1,991	611
Total Shareowners’ Equity	$111,633	$121,887
Total Liabilities and Shareowners’ Equity	$204,609	$237,809

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	2004 (Restated see Note 19)	2003 (Restated see Note 19)	2002 (Restated see Note 19)
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(13,882)	$1,494	$(25,083)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Discontinued Operation, Net – Specialty Films	—	—	(2,597)
Discontinued Operation, Net – Pinole Point Steel	10,205	16,637	1,096
(Gain) Loss on Sale of Discontinued Operation – Specialty Films	—	101	(38,787)
(Gain) Loss on Discontinued Operation – Pinole Point Steel	489	(1,934)	53,287
Depreciation and Amortization	14,929	16,397	17,826
Asset Impairments	14,633	—	8,361
Provision (Benefit) for Deferred Income Taxes	(3,216)	76	779
Compensatory Effect of Stock Plans	800	1,460	2,753
Gain on Sale of Asset	(92)	—	—
Other, Net	(817)	1,789	1,984
Changes in Assets and Liabilities:
Receivables	(10,619)	(358)	2,258
Income Taxes Receivable	1,183	1,986	(2,688)
Prepaid Expenses	502	(462)	810
Inventories	(4,845)	(1,516)	271
Accounts Payable	(1,460)	(574)	(4,369)
Accrued Expenses	(2,179)	(891)	(9,366)
Income Taxes Payable	—	—	(31,445)
Other, Net	(1,234)	(583)	(600)
Net Cash Provided by (Used in) Operating Activities	$4,397	$33,622	$(25,510)
Investing Activities:
Discontinued Operation, Net – Specialty Films	$—	$—	$(6,508)
Discontinued Operation, Net – Pinole Point Steel	—	(176)	(1,583)
Cash Received from Sale of Specialty Films, Net	—	—	121,982
Cash Received from Sale of Pinole Point Steel, Net	—	31,174	—
Capital Expenditures	(4,519)	(6,259)	(5,289)
Acquisitions, Net of Cash Acquired	(568)	—	(634)
Proceeds from Sale of Asset	679	—	—
Investment in Joint Ventures	(358)	(3,405)	(893)
Purchases of Marketable Securities	(83)	(8,003)	(30,701)
Proceeds from Sale of Marketable Securities	1,167	20,199	17,423
Cash from Cancellation (Issuance) of Letters of Credit	(1,077)	3,035	(5,315)
Other	75	117	(451)
Net Cash Provided by (Used in) Investing Activities	$(4,684)	$36,682	$88,031
Financing Activities:
Discontinued Operation, Net – Specialty Films	$—	$—	$(294)
Proceeds Under Lines of Credit	—	—	65,800
Payments Under Lines of Credit	—	—	(90,300)
Payments of Debt	(11,558)	(49,759)	(7,703)
Payments of Rights Redemption	(148)	—	—
Purchase of Treasury Stock	—	(11,715)	—
Issuance of Common Stock	1,596	1,244	1,363
Net Cash Used in Financing Activities	$(10,110)	$(60,230)	$(31,134)
Net Increase (Decrease) in Cash	$(10,397)	$10,074	$31,387
Cash and Cash Equivalents at Beginning of Year	43,880	33,806	2,419
Cash and Cash Equivalents at End of Year	$33,483	$43,880	$33,806
Supplemental Cash Flow Disclosures:
Interest Paid	$3,462	$7,898	$8,650
Income Taxes Paid	684	2,364	17,682
Non-Cash Investing and Financing Activities:
Accrued Future Operating Losses – Pinole Point Steel	$—	$—	$3,383
Accrued Expenses Related to Pinole Point Steel Disposition	—	—	2,121

The Changes in Assets and Liabilities above for the year ended February 28, 2003 and February 28, 2002 are net of assets and liabilities acquired and sold.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners’ Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance as of February 28, 2001	17,676,984	$354	$63,334	$120,861	(3,384,436)	$(34,813)
Net Loss	—	—	—	(25,083)	—	—
Issuance of Common Stock	166,198	3	1,293	—	—	—
Compensatory Effect of Stock Plans	272,442	6	2,741	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	73	—	—	—
Conformity of Fiscal Years for Joint Venture	—	—	—	24	—	—
Balance as of February 28, 2002	18,115,624	$363	$67,441	$95,802	(3,384,436)	$(34,813)
Net Income	—	—	—	1,494	—	—
Issuance of Common Stock	126,238	2	1,113	—	—	—
Purchase of Treasury Stock	—	—	—	—	(804,212)	(11,715)
Compensatory Effect of Stock Plans	(20,032)	—	1,442	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	147	—	—	—
Balance as of February 28, 2003	18,221,830	$365	$70,143	$97,296	(4,188,648)	$(46,528)
Net Loss (Restated, See Note 19)	—	—	—	(13,882)	—	—
Issuance of Common Stock	165,284	4	1,572	—	—	—
Rights Redemption	—	—	(148)	—	—	—
Compensatory Effect of Stock Plans	44,884	—	800	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	20	—	—	—
Balance as of February 29, 2004 (Restated, See Note 19)	18,431,998	$369	$72,387	$83,414	(4,188,648)	$(46,528)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	2004 (Restated see Note 19)	2003	2002
Net Income (Loss)	$(13,882)	$1,494	$(25,083)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,418	1,408	(85)
Minimum Pension Liability, Net of Benefit for Income Taxes of $24 and $440, Respectively	(38)	(712)	—
Unrealized Gain (Loss) on Marketable Securities	—	84	(84)
Comprehensive Income (Loss)	$(12,502)	$2,274	$(25,252)

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

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair value based test, beginning on the date of adoption of the new accounting standard. In the fourth quarter of fiscal 2004, the Company completed its annual assessment of goodwill. Based on the assessment of the goodwill associated with the acquisition of Goldbach Automobil Consulting (“GAC”), the Company recorded a pretax impairment charge of $6,739. The impairment resulted from slower growth in the penetration of the European brake market than previously projected. In addition, the Company experienced delays in the negotiation of definitive agreements with a potential strategic partner related to the marketing and sales of Quiet Steel in Europe. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over a period of 20 years (see Note 13 of the Notes to the Consolidated Financial Statements entitled “Asset Impairments and Restructuring” on pages 53 and 54).

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

For comparison purposes, the following table presents net income adjusted to exclude the amortization expense related to goodwill that is no longer being amortized.

	2004	2003	2002
Net Income (Loss):
As Reported	$(13,882)	$1,494	$(25,083)
Goodwill Amortization, Net of Tax	—	—	73
Adjusted Net Income (Loss)	$(13,882)	$1,494	$(25,010)
Basic Net Income (Loss) Per Share:
As Reported	$(0.99)	$0.11	$(1.79)
Goodwill Amortization, Net of Tax	—	—	0.01
Adjusted Net Income (Loss) Per Share	$(0.99)	$0.11	$(1.78)
Diluted Net Income (Loss) Per Share:
As Reported	$(0.99)	$0.11	$(1.79)
Goodwill Amortization, Net of Tax	—	—	0.01
Adjusted Net Income (Loss) Per Share	$(0.99)	$0.11	$(1.78)

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

	2004	2003	2002
Net Income (Loss):
As Reported	$(13,882)	$1,494	$(25,083)
Stock Based Employee Compensation Expense	(903)	(861)	(116)
Pro Forma	$(14,785)	$633	$(25,199)
Basic Net Income (Loss) Per Share:
As Reported	$(0.99)	$0.11	$(1.79)
Pro Forma	$(1.06)	$0.05	$(1.80)
Diluted Net Income (Loss) Per Share:
As Reported	$(0.99)	$0.11	$(1.79)
Pro Forma	$(1.06)	$0.04	$(1.80)

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) at February 28 or 29 are as follows:

	2004	2003
Foreign Currency Translation	$2,741	$1,323
Minimum Pension Liability	(750)	(712)
Total	$1,991	$611

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

The Company does not believe that the ultimate outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of February 29, 2004 and, where applicable, taking into account contributions from other PRPs. However, due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors, actual results could differ from the Company’s estimates and could have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company classified $7,000 as long-term debt based on its ability and intent to refinance that portion of debt on a long-term basis. The Company entered into an amended and restated line of credit agreement on April 30, 2004. On April 30, 2004, the Company notified the holders of the Senior Notes of its intent to prepay the notes on or before June 1, 2004 (see Note 17 of the Notes to the Consolidated Financial Statements entitled “Subsequent Events” on pages 56 and 57).

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

Interest payments for the 1998 Senior Notes are due semi-annually on May 31 and November 30 of each year. The 1998 Senior Note agreements require the Company to adhere to certain covenants. The most significant of these covenants includes maintenance of consolidated cumulative adjusted net worth of $118,341. This covenant may limit the Company’s ability to repurchase its common stock and pay dividends from time to time. As of February 29, 2004, the Company’s consolidated cumulative adjusted net worth was $111,633. In the fourth quarter of fiscal 2004, the results of operations, including the asset impairment charges, caused the Company to be out of compliance with the minimum net worth covenant under the terms of the 1998 Senior Notes. As discussed in Note 17 entitled “Subsequent Events”, the Company redeemed all but two of the 1998 Senior Notes on May 10, 2004. The remaining noteholders waived the noncompliance of the minimum net worth covenant until June 1, 2004 or earlier upon prepayment of the notes. Other covenants include consolidated senior debt ratio (maximum of 55.0% until agreement expiration), and total indebtedness ratio (maximum of 60.0% until agreement expiration).

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

	2004	2003	2002
Tax Provision (Benefit)
Current:
Federal	$—	$(1,116)	$(4,251)
State	—	(333)	342
	$—	$(1,449)	$(3,909)
Deferred:
Federal	$(3,339)	$(183)	$1,451
State	123	259	(672)
	$(3,216)	$76	$779
Tax Provision (Benefit)	$(3,216)	$(1,373)	$(3,130)
Tax Rate Reconciliation
Federal Statutory Rate	35.0%	35.0%	35.0%
State and Local Taxes, Net of Federal Tax Benefit	4.3	4.3	4.3
Extraterritorial Income Exclusion/Foreign Sales Corp	—	4.3	5.4
State Tax Credits	—	—	—
Reserve Adjustment	—	39.3	—
Valuation Allowance	(15.7)	—	—
Other, Net	(4.2)	(2.7)	(3.6)
Effective Income Tax Rate	19.4%	80.2%	41.1%

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

Temporary differences that give rise to deferred tax (assets) and liabilities were as follows:

	2004	2003
Reserves Not Deductible Until Paid	$(2,357)	$(2,699)
Employee Benefit Liabilities	(4,888)	(5,286)
Deferred State Income Taxes, Net	(1,656)	—
Net Operating Loss and Tax Credit Carryforwards	(9,652)	(650)
Other	(196)	—
Total Gross Deferred Tax Asset	$(18,749)	$(8,635)
Valuation Allowance	3,258	650
Total Deferred Tax Assets	$(15,491)	$(7,985)
Property and Equipment	8,601	11,003
Deferred State Income Taxes	—	145
Other	—	1,075
Total Deferred Tax Liabilities	$8,601	12,223
Net Deferred Tax (Assets) Liabilities	$(6,890)	$4,238

As of February 29, 2004, net operating losses and tax credit carryforwards of $6,397 were available with an unlimited expiration date, and the remaining $3,255 expires in varying amounts through fiscal 2024.

Deferred Tax (Assets) Liabilities, Net have been recorded on the Company’s Consolidated Balance Sheets as follows:

	2004	2003
Current Assets – Deferred Income Taxes	$(2,235)	$(1,461)
Long-Term Assets – Deferred Income Taxes	(4,655)	—
Long-Term Liabilities – Deferred Income Taxes	—	5,699
	$(6,890)	$4,238

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

Note 13: Asset Impairments and Restructuring

Asset Impairments

As a result of the strategic review and fourth quarter events (industry wide metal shortages, higher metal pricing and the loss of a significant customer serviced by the Middletown, Ohio facility), the Company announced the closing of the Middletown facility in May 2004. The Board concluded that operating the remaining coil coating facilities would provide the best opportunities for a greater return to shareowners. This resulted in a pretax asset impairment charge of $7,991 being recorded in the fourth quarter of fiscal 2004. In addition, the Company expects to incur approximately $1,600 in fiscal 2005 related to location closing costs including severance and other expenses. The facility is expected to be closed by July 2004.

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

Loss before income taxes for EMS includes $14,730 of asset impairments in fiscal 2004. EMD focuses on field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Corporate represents cash, certain fixed assets, income taxes receivable, deferred income taxes and unallocated general corporate expenses. Loss before income taxes for Corporate includes interest expense of $3,273, $3,376 and $222 not allocated to discontinued operations during fiscal 2004, 2003 and 2002, respectively. In addition, loss before income taxes for Corporate for fiscal 2004 includes $322 and $917 for retention and SERP buyout.

	2004	2003	2002
Net Sales
EMS – Domestic	$230,676	$254,043	$249,185
EMS – Foreign	12,072	12,503	1,321
EMD	470	272	—
Total	$243,218	$266,818	$250,506
Depreciation and Amortization
EMS	$14,468	$15,442	$15,888
EMD	80	2	—
Corporate	381	953	1,938
Total	$14,929	$16,397	$17,826
Income (Loss) Before Income Taxes
EMS	$1,323	$17,064	$3,536
EMD	(5,061)	(3,739)	(167)
Corporate	(12,871)	(15,037)	(10,990)
Total	$(16,609)	$(1,712)	$(7,621)
Total Assets
EMS	$157,809	$167,494	$167,203
EMD	1,257	319	—
Corporate	45,543	53,961	67,167
Subtotal	204,609	221,774	234,370
Discontinued Operations	—	16,035	65,104
Total	$204,609	$237,809	$299,474
Capital Expenditures
EMS	$3,737	$6,064	$5,243
EMD	773	58	—
Corporate	9	137	46
Total	$4,519	$6,259	$5,289

Note 16: Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended February 28 or 29, 2004, 2003 and 2002.

	2004	2003	2002
Loss from Continuing Operations	$(13,393)	$(339)	$(4,491)
Income from Discontinued Operation – Specialty Films	—	—	1,469
Loss from Discontinued Operation – Pinole Point Steel	—	—	(7,561)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	—	(101)	38,787
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(489)	1,934	(53,287)
Net Income (Loss)	$(13,882)	$1,494	$(25,083)
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	13,990	13,941	14,007
Dilutive Stock Options	—	136	—
Dilutive Restricted Stock	—	149	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,990	14,226	14,007
Basic Net Income (Loss) Per Share:
Loss from Continuing Operations	$(0.95)	$(0.02)	$(0.32)
Income from Discontinued Operation – Specialty Films	—	—	0.10
Loss from Discontinued Operation – Pinole Point Steel	—	—	(0.54)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	—	(0.01)	2.77
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.04)	0.14	(3.80)
Basic Net Income (Loss) Per Share	$(0.99)	$0.11	$(1.79)
Diluted Net Income (Loss) Per Share:
Loss from Continuing Operations	$(0.95)	$(0.02)	$(0.32)
Income from Discontinued Operation – Specialty Films	—	—	0.10
Loss from Discontinued Operation – Pinole Point Steel	—	—	(0.54)
Gain (Loss) on Sale of Discontinued Operation – Specialty Films	—	(0.01)	2.77
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.04)	0.14	(3.80)
Diluted Net Income (Loss) Per Share	$(0.99)	$0.11	$(1.79)

Options to purchase 427,487 shares of common stock at a price range of $11.31-$18.75 per share were outstanding during fiscal 2004 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 17: Subsequent Events

In May 2004, the Company announced the closing of the Middletown, Ohio facility. This action was taken due to the underutilization of the facility, recent industry wide metal availability and pricing issues and the loss of a significant customer which made the facility noncompetitive in the market place. This resulted in a pretax asset impairment charge of $7,991 being recorded in the fourth quarter. The facility is expected to be closed by July 2004.

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

Note 18: Selected Quarterly Results of Operations (Unaudited)

The table presented below is a summary of quarterly data for the years ended February 29, 2004 and February 28, 2003.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net Sales	$59,383	$55,899	$64,640	$63,296
Gross Profit	9,470	8,311	11,763	11,471
Income (Loss) from Continuing Operations	(2,230)	321	953	(12,437)
Loss on Discontinued Operation – Pinole Point Steel	(123)	(125)	(200)	(41)
Net Income (Loss)	(2,353)	196	753	(12,478)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.16)	$0.02	$0.07	$(0.88)
Loss on Discontinued Operation – Pinole Point Steel	(0.01)	(0.01)	(0.02)	—
Basic Net Income (Loss) Per Share	$(0.17)	$0.01	$0.05	$(0.88)
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.16)	$0.02	$0.07	$(0.88)
Loss on Discontinued Operation – Pinole Point Steel	(0.01)	(0.01)	(0.02)	—
Diluted Net Income (Loss) Per Share	$(0.17)	$0.01	$0.05	$(0.88)
(1) As restated – see Note 19.

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$71,660	$68,151	$67,401	$59,606
Gross Profit	12,839	14,358	11,808	8,570
Income (Loss) from Continuing Operations	2,170	(929)	(298)	(1,282)
Loss on Sale of Discontinued Operation – Specialty Films	—	(101)	—	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	3,683	(610)	(145)	(994)
Net Income (Loss)	5,853	(1,640)	(443)	(2,276)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.15	$(0.07)	$(0.02)	$(0.09)
Loss on Sale of Discontinued Operation – Specialty Films	—	(0.01)	—	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	0.26	(0.04)	(0.01)	(0.08)
Basic Net Income (Loss) Per Share	$0.41	$(0.12)	$(0.03)	$(0.17)
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.15	$(0.07)	$(0.02)	$(0.09)
Loss on Sale of Discontinued Operation – Specialty Films	—	(0.01)	—	—
Gain (Loss) on Discontinued Operation – Pinole Point Steel	0.25	(0.04)	(0.01)	(0.08)
Diluted Net Income (Loss) Per Share	$0.40	$(0.12)	$(0.03)	$(0.17)

Note 19: Restatement

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended February 29, 2004, the Company determined that there was a bookkeeping error resulting in an overstatement of $1,080 (pre-tax) in the impairment charge related to the shutdown of our Middletown, Ohio coil coating facility recorded in the fourth quarter of fiscal 2004. As a result of the impairment charge error, consolidated net income for fiscal year 2004 was understated by $655 (net of tax) and total assets were understated by the same amount. At the same time, management became aware of an accounting misclassification of Cash from Cancellation (Issuance) of Letters of Credit that was presented as Financing Activities rather than Investing Activities included in the Statements of Cash Flows for the fiscal years ended February 29, 2004 and February 28, 2003 and 2002. The restatement had no impact on actual cash flows in any period presented.

The Company’s consolidated financial statements for the year ended February 29, 2004 and the Statements of Cash Flows for the fiscal years ended February 29, 2004 and February 28, 2003 and 2002 have been restated to appropriately account for the above items. The following tables summarize the significant effects of the restatement:

	For the year ended February 29, 2004
Statement of Income (Loss)	As Previously Reported	As Restated
Asset impairments, Restructuring and Other	$17,062	$15,982
Income (Loss) from Operations	(14,492)	(13,412)
Loss from Continuing Operations Before Benefit for Income Taxes	(17,689)	(16,609)
Benefit for Income Taxes	(3,641)	(3,216)
Loss from Continuing Operations	(14,048)	(13,393)
Net Income (Loss)	(14,537)	(13,882)

Basic Net Income (Loss) Per Share:
Loss from Continuing Operations	$(1.00)	$(0.95)
Basic Net Income (Loss) Per Share	$(1.04)	$(0.99)

Diluted Net Income (Loss) Per Share:
Loss from Continuing Operations	$(1.00)	$(0.95)
Diluted Net Income (Loss) Per Share	$(1.04)	$(0.99)

	February 29, 2004
Balance Sheet	As Previously Reported	As Restated
Machinery and Equipment	$162,178	$163,258
Net Property, Plant and Equipment	80,667	81,747
Deferred Income Taxes	5,080	4,655
Total Assets	203,954	204,609
Retained Earnings	82,759	83,414
Shareowners’ Equity	110,978	111,633

	For the year ended February 29, 2004		For the year ended February 28, 2003		For the year ended February 28, 2002
Statements of Cash Flows	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net Cash Provided by (Used in) Investing Activities	$(3,607)	$(4,684)	$33,647	$36,682	$93,346	$88,031
Net Cash Provided by (Used in) Financing Activities	(11,187)	(10,110)	(57,195)	(60,230)	(36,449)	(31,134)

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

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, including consideration of the restatement discussed in Note 19 of the Notes to the Consolidated Financial Statements, our chief executive officer and our chief financial officer have concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Evaluation of internal control over financial reporting. Subsequent to the issuance of the Company’s financial statements for the year ended February 29, 2004, the Company determined that an overstatement of the fiscal 2004 asset impairment charge related to the closure of its Middletown, Ohio coil coating facility required restatement of its annual financial statements for the fiscal year ended February 29, 2004 and the quarterly financial statements for the fiscal quarter ended May 31, 2004. The error was indicative of a material weakness of internal controls in reviewing significant transactions by someone other than the person preparing the bookkeeping entry. Since the error, the Company increased its accounting staff, reinforced its requirements for review of significant transactions and established an internal audit department to support and verify its efforts to improve internal controls.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) Financial Statements and Schedule of the Company

I	Financial Statements of the Company listed in the Index to Consolidated Financial Statements are filed as part of this report.
II	Supplemental Schedule. The report and schedule listed below appear on pages 64 and 65 of this report.
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

(C) Exhibits

Reference is made to the Index to Exhibits on pages 66–68.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Sciences Corporation

By:	/s/ RONALD L. STEWART
Ronald L. Stewart,
President, Chief Executive Officer and Director

Date: November 24, 2004

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

10	(a)	Material Sciences Corporation Stock Purchase Plan.(1)†

10	(b)	Material Sciences Corporation Supplemental Pension Plan.(1)†

10	(c)	Material Sciences Corporation Employee Stock Purchase Plan.(10)†

10	(d)	Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(10)†

10	(e)	Material Sciences Corporation 1985 Stock Option Plan for Directors.(10)†

10	(f)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)†
10	(g)	Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(10)†

10	(h)	Material Sciences Corporation 1991 Stock Option Plan for Directors.(10)†

10	(i)	Material Sciences Corporation Directors Deferred Compensation Plan.(10)†

Exhibit Number		Description of Exhibit

10	(j)	Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(4)†

10	(k)	Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(10)†

10	(l)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10	(m)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(10)

10	(n)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(10)

10	(o)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(10)

10	(p)	Form of Standstill Agreement dated as of January 29, 1986, among Material Sciences Corporation, Richard L. Burns and Joyce Burns.(10)

10	(q)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(10)

10	(r)	Severance Benefits Agreement dated October 22, 1996, between Material Sciences Corporation and James J. Waclawik, Sr.(5)†

10	(s)	Tolling Agreement dated as of June 30, 1998, between Walbridge Coatings and Inland Steel Company.(10)(17)

10	(t)	Form of Change in Control Agreement.(9)†

10	(u)	Amendment to the Supplemental Employee Retirement Plan.(9)†

10	(v)	Form of Change in Control Agreement (MSC Executive Officers).(13)†

10	(w)	Form of Change in Control Agreement (Subsidiary Executive Officers).(13)†

10	(x)	License Agreement, dated as of January 31, 2002, by and between Material Sciences Corporation and TouchSensor Technologies, L.L.C.(15)(16)

10	(y)	Purchase Agreement, dated April 23, 2002, by and among Material Sciences Corporation, LTV Steel Company, Inc., LTV Walbridge, Inc. and MSC Walbridge Coatings Inc.(15)

10	(z)	Separation Agreement and General Release, dated April 23, 2003, by and between Material Sciences Corporation and Gerald G. Nadig.(17)

10	(aa)	Purchase Agreement, dated as of May 2, 2003, by and among ISG Acquisition Inc., ISG Venture Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(17)

10	(bb)	Tolling Agreement, dated as of May 6, 2003, by and among International Steel Group, Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(17)

10	(cc)	Material Sciences Corporation Supplemental Retirement Plan.(17)†

10	(dd)	Material Sciences Corporation Phantom Stock Unit Agreement, dated December 17, 2003, between Material Sciences Corporation and Michael J. Callahan.(18)†

10	(ee)	Material Sciences Corporation Phantom Stock Unit Agreement, dated December 17, 2003, between Material Sciences Corporation and Ronald A. Mitsch.(18)†

10	(ff)	Employment Agreement, dated May 5, 2004, between Material Sciences Corporation and James J. Waclawik, Sr.*†

Exhibit Number		Description of Exhibit

10	(gg)	Consulting Agreement, dated May 5, 2004, between Material Sciences Corporation and James J. Waclawik, Sr.*†

10	(hh)	Material Sciences Corporation Phantom Stock Unit Agreement, dated May 5, 2004, between Material Sciences Corporation and James J. Waclawik, Sr.*†

10	(ii)	Form of Material Sciences Corporation Fiscal 2005 Phantom Stock Unit Agreement.*†

10	(jj)	Form of Material Sciences Corporation, Engineered Materials and Devices Group, Inc. Incentive Compensation Agreement.*†

10	(kk)	Retention Agreement, dated February 29, 2004, between Material Sciences Corporation and John M. Klepper.*†

10	(ll)	Retention Agreement, dated February 29, 2004, between Material Sciences Corporation and Ronald L. Millar, Jr.*†

10	(mm)	Retention Agreement, dated April 6, 2004, between Material Sciences Corporation and Clifford D. Nastas.*†

21		Subsidiaries of the Registrant.*

23	(a)	Consent of Deloitte & Touche LLP.**

23	(b)	Notice Regarding Consent of Arthur Andersen LLP.*

31.1		Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.**

31.2		Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.**

32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

*	Filed with originally filed Form 10-K.
**	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 25, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.
(5)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1997 (File No. 1-8803).
(6)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 30, 1997 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-8803).
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 1998 (File No. 1-8803).
(10)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1999 (File No. 1-8803).
(12)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2001 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended May 31, 2001 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on June 29, 2001 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2002 (File No. 1-8803).
(16)	Certain information in this exhibit has been omitted and filed separately with Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(17)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(18)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended November 30, 2003 (File No. 1-8803).