Form 10-Q/A
period 2004-05-31
MATERIAL SCIENCES CORP
filed 2004-11-24
CIK 755003

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

Explanatory Note:

Material Sciences Corporation is filing this Quarterly Report on Form 10-Q/A as an amendment to our Form 10-Q, originally filed on July 8, 2004, for the purpose of giving effect to the restatement of the Company’s Condensed Consolidated Financial Statements for the quarter ended May 31, 2004. For additional information regarding the restatement, refer to Note 18 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I.

Only Items 1, 2 and 4 of Part I and Item 6 of Part II (to reflect the inclusion of updated exhibits) of this Form 10-Q/A have been modified to reflect the restated Condensed Consolidated Financial Statements and related disclosures. This Form 10-Q/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original Form 10-Q or otherwise modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

MATERIAL SCIENCES CORPORATION

FORM 10-Q/A

For The Quarter Ended May 31, 2004

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Loss) (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands, except per share data)	2004 (Restated see Note 18)	2003
Net Sales (1)	$70,487	$59,383
Cost of Sales	55,222	49,913

Gross Profit	$15,265	$9,470
Selling, General and Administrative Expenses	10,678	10,046
Restructuring Expenses (11)	1,667	1,964

Income (Loss) from Operations	$2,920	$(2,540)

Other (Income) and Expense:
Interest (Income) Expense, Net (10)	$581	$845
Equity in Results of Joint Ventures (1)	(37)	266
Loss on Early Retirement of Debt	4,205	—
Other, Net	—	18

Total Other Expense, Net	$4,749	$1,129

Loss from Continuing Operations Before Benefit for Income Taxes	$(1,829)	$(3,669)
Benefit for Income Taxes	(392)	(1,439)

Loss from Continuing Operations	$(1,437)	$(2,230)
Discontinued Operations:
Loss on Discontinued Operation - Pinole Point Steel (Net of Benefit for Income Taxes of $11 and $85, Respectively) (13)	(20)	(123)

Net Loss	$(1,457)	$(2,353)

Basic Net Loss Per Share:
Loss from Continuing Operations	$(0.10)	$(0.16)
Loss on Discontinued Operation - Pinole Point Steel	—	(0.01)

Basic Net Loss Per Share	$(0.10)	$(0.17)

Diluted Net Loss Per Share:
Loss from Continuing Operations	$(0.10)	$(0.16)
Loss on Discontinued Operation - Pinole Point Steel	—	(0.01)

Diluted Net Loss Per Share	$(0.10)	$(0.17)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Loss Per Share	14,196	13,884
Dilutive Shares	—	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,196	13,884

Outstanding Common Stock Options Having No Dilutive Effect	422	1,472

The accompanying notes are an integral part of these statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	May 31, 2004 (Restated see Note 18)	February 29, 2004
Assets:
Current Assets:
Cash and Cash Equivalents	$4,301	$33,483
Restricted Cash (6)	—	3,357

Total Cash, Cash Equivalents and Restricted Cash	$4,301	$36,840
Receivables, Less Reserves of $4,316 and $4,185, Respectively (1)	43,545	40,386
Income Taxes Receivable	50	51
Prepaid Expenses	2,699	1,290
Inventories (7)	31,559	31,217
Deferred Income Taxes	2,235	2,235
Assets Held for Sale (8)	2,182	2,281

Total Current Assets	$86,571	$114,300

Property, Plant and Equipment	$238,297	$237,443
Accumulated Depreciation and Amortization	(158,646)	(155,696)

Net Property, Plant and Equipment	$79,651	$81,747

Other Assets:
Investment in Joint Ventures (1)	$1,424	$1,399
Goodwill (9)	1,319	1,319
Deferred Income Taxes	5,124	4,655
Other	1,147	1,189

Total Other Assets	$9,014	$8,562

Total Assets	$175,236	$204,609

Liabilities:
Current Liabilities:
Current Portion of Long-Term Debt	$—	$36,944
Accounts Payable	20,819	20,723
Accrued Payroll Related Expenses	8,945	12,154
Accrued Expenses	5,898	6,190
Current Liabilities of Discontinued Operation, Net - Pinole Point Steel (13)	394	414

Total Current Liabilities	$36,056	$76,425

Long-Term Liabilities:
Long-Term Debt, Less Current Portion	$19,318	$7,000
Other	9,440	9,551

Total Long-Term Liabilities	$28,758	$16,551

Shareowners’ Equity:
Preferred Stock (2)	$—	$—
Common Stock (3)	370	369
Additional Paid-In Capital	72,806	72,387
Treasury Stock at Cost (4)	(46,528)	(46,528)
Retained Earnings	81,957	83,414
Accumulated Other Comprehensive Income (Loss) (5)	1,817	1,991

Total Shareowners’ Equity	$110,422	$111,633

Total Liabilities and Shareowners’ Equity	$175,236	$204,609

The accompanying notes are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	2004 (Restated see Note 18)	2003
Cash Flows From:
Operating Activities:
Net Loss	$(1,457)	$(2,353)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Discontinued Operation, Net - Pinole Point Steel (13)	(20)	39
Loss on Discontinued Operation - Pinole Point Steel (13)	20	123
Depreciation and Amortization	3,016	3,727
Benefit for Deferred Income Taxes	(489)	(269)
Compensatory Effect of Stock Plans	10	467
Gain on Sale of Asset	—	(162)
Other, Net	62	272
Changes in Assets and Liabilities:
Receivables	(3,159)	(5,220)
Income Taxes Receivable	1	(834)
Prepaid Expenses	(1,409)	(1,517)
Inventories	(342)	(1,901)
Accounts Payable	96	(1,519)
Accrued Expenses	(3,501)	(5,069)
Other, Net	(97)	799

Net Cash Used in Operating Activities	$(7,269)	$(13,417)

Investing Activities:
Capital Expenditures	$(1,047)	$(1,381)
Acquisition, Net of Cash Acquired (1)	—	(568)
Proceeds from Sale of Asset	—	679
Investment in Joint Ventures (1)	—	(358)
Proceeds from Sale of Marketable Securities	—	1,000
Proceeds from Restricted Cash and Cancellation of Letters of Credit	3,357	—
Other	(7)	(39)

Net Cash Provided by (Used in) Investing Activities	$2,303	$(667)

Financing Activities:
Payments of Debt	$(43,944)	$(167)
Proceeds under Line of Credit	19,318	—
Payments of Rights Redemption	—	(149)
Issuance of Common Stock	410	321

Net Cash Provided by (Used in) Financing Activities	$(24,216)	$5

Net Decrease in Cash	$(29,182)	$(14,079)
Cash and Cash Equivalents at Beginning of Period	33,483	43,880

Cash and Cash Equivalents at End of Period	$4,301	$29,801

Supplemental Cash Flow Disclosures:
Interest Paid	$1,371	$28
Income Taxes Paid	66	91

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION

(In thousands)

The data for the three months ended May 31, 2004 and 2003 have not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended February 29, 2004.

(1)	On May 7, 2003, International Steel Group, Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets, including BSC’s 33.5% interest in Walbridge Coatings (the “Partnership”), and MSC purchased this Partnership interest from ISG for $3,600. Accordingly, as of such date, the Company has a 100% ownership interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Condensed Consolidated Financial Statements. In conjunction with these transactions, the Company entered into a tolling agreement with ISG to provide electrogalvanizing and other coating and ancillary services to ISG until December 31, 2004, and ISG assumed all amounts payable by BSC to the Partnership. Through the expiration date of the tolling agreement, ISG has priority production rights for up to 25% of the available line time at the Walbridge, Ohio facility, and MSC markets the remaining 75% of the line time. For the first three months of fiscal 2005, ISG utilized 22.3% of available line time at the Walbridge facility.

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

The equity in results of joint ventures in the Condensed Consolidated Income Statement for fiscal 2005 relates to the Company’s joint venture with Tekno.

(2)	Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,473,605 Shares Issued and 14,284,957 Shares Outstanding as of May 31, 2004 and 18,431,998 Shares Issued and 14,243,350 Shares Outstanding as of February 29, 2004.

(4)	Treasury Stock at Cost; 4,188,648 Shares as of May 31, 2004 and February 29, 2004. No share repurchase programs are in effect at this time.

(5)	Comprehensive Income (Loss):

	Three Months Ended May 31,
	2004	2003
Net Loss	$(1,457)	$(2,353)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(174)	353

Comprehensive Loss	$(1,631)	$(2,000)

(6)	In March 2004, one of the Company’s letters of credit for $275 was canceled and the related cash collateral was released to the Company. On May 11, 2004, the remaining cash collateral ($3,082) was released to the Company upon the effective date of the new revolving line of credit agreement.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. Borrowings outstanding under the New Line were $19,318, borrowing capacity reserved for the Company’s outstanding letters of credit was $3,082, and the amount remaining available to be borrowed was $7,600 as of May 31, 2004. At the Company’s option, interest is at the bank’s prime rate (4.0% as of May 31, 2004) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $81,974, on May 31, 2004. As of May 31, 2004, the Company’s consolidated cumulative adjusted net worth was $110,422. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In May 2004, the Company redeemed all of its 1998 Senior Notes. The debt prepayment consisted of principal ($43,944), interest ($1,346) and a contractual prepayment penalty ($4,051). The Company recorded a loss on the early retirement of debt of $4,205 which included the contractual prepayment penalty and the write-off of previously capitalized financing charges.

(7)	Inventories consist of the following:

	May 31, 2004	February 29, 2004
Raw Materials	$12,453	$8,946
Finished Goods	19,106	22,271

Total Inventories	$31,559	$31,217

(8)	As of May 31, 2004, there were $2,182 of assets classified as Assets Held for Sale in the Condensed Consolidated Balance Sheet. The assets consist primarily of equipment related to the Company’s idled coil coating line and related real estate located in Elk Grove Village. On December 15, 2003, the Company entered into a definitive agreement for the sale of the idled coil coating equipment for $1,400 (net of commission) which will be recorded as a sale of assets when the title transfers to the buyer and has shipped overseas, which is expected to occur during fiscal 2005. On June 10, 2004, the Company entered into a definitive agreement for the sale of the real estate associated with the idled coil coating line in Elk Grove Village for $1,401 (net of commission) contingent on the coil coating line being removed prior to March 1, 2005.

(9)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate potential impairment. The Company intends to perform its required annual impairment assessment during the fourth quarter of fiscal 2005.

All goodwill relates to the Company’s EMS segment discussed in Note 15. Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Condensed Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the three months ended May 31, 2004.

(10)	The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended May 31,
	2004	2003
Interest (Income) Expense, Net:
Interest Expense	$643	$959
Interest Income	(62)	(114)

Interest Expense, Net	$581	$845

(11)	During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $1,667. A total of 93 employees will be impacted by this restructuring. Of the total amount recorded, $1,200 related to the Middletown closing ($727 in severance and $473 in severance related expense) and $467 related to other restructuring actions ($289 in severance and $178 in severance related expense). During the first quarter, $269 was paid and the remainder will be paid over the next 11 months. A total of $1,335 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of May 31, 2004.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 is scheduled to be paid out over two years and the remainder relates to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. Of this amount, net cash of $140 was paid during the first three months of fiscal 2005. A total of $573 is recorded as Accrued Payroll Related Expenses and $31 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of May 31, 2004.

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

(13)	On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. The proceeds from liquidating the Pinole Point Steel operations included an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of May 31, 2004, there were $394 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Condensed Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

The Company recorded a loss on discontinued operation, net of income taxes, of $20 for the first quarter of fiscal 2005 primarily related to workers compensation expenses. During the first quarter of fiscal 2004, the Company recorded a loss on discontinued operation, net of income taxes, of $123 primarily related to workers compensation expenses.

(14)	The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”); the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”); the Material Sciences Corporation Stock Option Plan for Non-Employee Directors (“1996 Directors Plan”); and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been as shown in the following pro forma amounts:

	Three Months Ended May 31,
	2004	2003
Net Loss:
As Reported	$(1,457)	$(2,353)
Stock Based Employee Compensation Expense, Net of Income Taxes	(194)	(202)

Pro Forma	$(1,651)	$(2,555)

Basic Net Loss Per Share:
As Reported	$(0.10)	$(0.17)

Pro Forma	$(0.12)	$(0.18)

Diluted Net Loss Per Share:
As Reported	$(0.10)	$(0.17)

Pro Forma	$(0.12)	$(0.18)

(15)	MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. The Company’s two reportable segments are: MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS focuses on providing material-based solutions for electronic, acoustical/thermal and coated metal applications. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems (noise and vibration) and enhance performance. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise, vibration and thermal energy. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. EMS domestic and foreign sales are presented in the chart. EMD focuses on field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Corporate represents unallocated general corporate expenses. The restructuring expenses of $1,667 recorded in the first quarter of fiscal 2005 are primarily included in EMS versus the $1,964 recorded during the first quarter of fiscal 2004 which are primarily included in Corporate.

	Three Months Ended May 31,
	2004	2003
Net Sales
EMS – Domestic	$67,729	$57,382
EMS – Foreign	2,458	1,925
EMD	300	76

Total	$70,487	$59,383

Income (Loss) Before Income Taxes
EMS	$7,025	$2,503
EMD	(1,424)	(1,517)
Corporate	(7,430)	(4,655)

Total	$(1,829)	$(3,669)

(16)	In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 did not have an impact on the financial position or results of operations of the Company.

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

(18)	Subsequent to the issuance of the Company’s unaudited Condensed Consolidated Financial Statements for the quarter ended May 31, 2004, the Company determined that there was a bookkeeping error resulting in an overstatement in the amount of $1,080 (pre-tax) in the impairment charge related to the shutdown of its Middletown, Ohio coil coating facility recorded in the fourth quarter of fiscal 2004. As previously disclosed in the Form 10-K/A, the Company restated the fiscal 2004 financial statements. The Company reduced the impairment charge by $1,080 (pre-tax) and increased fixed assets. As a result, the Condensed Consolidated Financial Statements for the period ended May 31, 2004 have been restated to record additional depreciation expense of $54 (pre-tax). In addition, the Company determined that the presentation of Proceeds from Restricted Cash and Cancellation of Letters of Credit included in the Statement of Cash Flows for the period ended May 31, 2004 was misclassified in Financing Activities rather than Investing Activities. There was no overall cash flow impact due to the accounting misclassification for that period.

The Company’s Condensed Consolidated Balance Sheet, Statement of Income and Statement of Cash Flows for the quarter ended May 31, 2004 have been restated to appropriately account for the above items. The following tables summarize the significant effects of the restatement:

Statement of Income (Loss)	For the quarter ended May 31, 2004
	As Previously Reported	As Restated
Cost of Sales	$55,168	$55,222
Gross Profit	15,319	15,265
Income (Loss) from Operations	2,974	2,920
Benefit for Income Taxes	(370)	(392)
Net Income (Loss)	(1,425)	(1,457)

Balance Sheet	May 31, 2004
	As Previously Reported	As Restated
Property, Plant and Equipment	$237,217	$238,297
Net Property, Plant and Equipment	78,625	79,651
Deferred Income Taxes	5,527	5,124
Total Assets	174,613	175,236
Retained Earnings	81,334	81,957

Statement of Cash Flows	For the quarter ended May 31, 2004
	As Previously Reported	As Restated
Net Cash Provided by (Used in) Investing Activities	$(1,054)	$2,303
Net Cash Provided by (Used in) Financing Activities	(20,859)	(24,216)

MATERIAL SCIENCES CORPORATION

FORM 10-Q/A

For The Quarter Ended May 31, 2004

PART I. FINANCIAL INFORMATION

(In thousands)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K/A for the year ended February 29, 2004, as well as the Company’s other filings with the Securities and Exchange Commission.

As discussed in Note 18 to the Condensed Consolidated Financial Statements, the Company’s Condensed Consolidated Financial Statements for the three months ended May 31, 2004 have been restated. Management’s Discussion and Analysis of Financial Condition and Results of Operations give effect to that restatement.

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

RESULTS OF OPERATIONS

Executive Summary

Net sales from continuing operations of MSC in the first quarter of fiscal 2005 were $70,487, 18.7% higher than $59,383 in the prior first quarter. MSC’s gross profit margin improved to 21.7%, or $15,265, in the first quarter of fiscal 2005 compared with 15.9%, or $9,470, in the first quarter of fiscal 2004. Selling, general and administrative (“SG&A”) expenses of $10,678 were 15.1% of net sales in the first quarter of fiscal 2005 as compared with $10,046 or 16.9% of net sales in the same period last year.

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

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. MSC entered into a separation agreement with the former officer, resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 is scheduled to be paid out over two years and the remainder relates to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. Total restructuring expenses for the first quarter of fiscal 2004 were $1,964. The Company recorded additional restructuring expense of $1,667 ($1,604 at EMS and $63 at the corporate headquarters) during the first quarter of fiscal 2005 primarily related to the Middletown closing. A total of $1,908 was recorded as Accrued Payroll Related Expenses and $31 was recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet at May 31, 2004.

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

EMS’s gross profit margin for the first quarter of fiscal 2005 was 21.5%, or $15,080, compared with 16.0%, or $9,460, in the first quarter of fiscal 2004. The increase was mainly due to higher shipments and an improved product mix. Facility utilization declined from 73% in the first quarter of fiscal 2004 to 53% in fiscal 2005. The Company continued to reduce costs through improved manufacturing efficiencies, by increasing production throughput, favorable returns and allowances, lower wages and benefits, as well as, lower maintenance spending.

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

Income Taxes

MSC’s effective tax rate for continuing operations was 21.4% (benefit) for the first quarter of fiscal 2005 versus 39.2% (benefit) for the same period last year. The variance in the effective tax rate compared to the statutory rate was due to valuation allowances for net operating losses, the potential recapture of state tax job credits and other permanent items relative to income (loss) before income taxes.

General

EMS

On May 7, 2003, ISG purchased substantially all of BSC’s assets as part of BSC’s bankruptcy proceedings. On the same day, MSC purchased from ISG the remaining 33.5% ownership interest in the Partnership for $3,600. Accordingly, as of such date, the Company has a 100% controlling interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Condensed Consolidated Financial Statements. In conjunction with these transactions, MSC entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG for a period ending on December 31, 2004, and ISG assumed amounts payable by BSC to the Partnership through the expiration date of the tolling agreements. ISG has priority production rights to 25% of the available line time at the Walbridge, Ohio facility, and MSC markets the remaining 75% of the line time. For the first three months of fiscal 2005, ISG utilized 22.3% of available line time at the Walbridge facility.

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

Other

On April 16, 2003, the Company’s Board of Directors voted to terminate the Company’s shareholder rights agreement. The agreement was terminated by redeeming all of the outstanding rights at a price of $0.01 per right, or approximately $148 in the aggregate, payable in cash and recorded as a charge to Shareowners’ Equity in the Condensed Consolidated Balance Sheets. There was one right attached to each outstanding share of common stock. The redemption payment was mailed on or about May 27, 2003 to shareowners of record on April 28, 2003. As a result of the redemption, the rights cannot become exercisable, and the shareholder rights agreement was terminated.

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

RESULTS OF DISCONTINUED OPERATION

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. The proceeds from liquidating the Pinole Point Steel operations included an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of May 31, 2004, there were $394 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Condensed Consolidated Financial Statements have been reclassified to segregate the net liabilities and operating results of the business.

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

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. Borrowings outstanding under the New Line were $19,318, borrowing capacity reserved for the Company’s outstanding letters of credit was $3,082, and the amount remaining available to be borrowed was $7,600 as of May 31, 2004. At the Company’s option, interest is at the bank’s prime rate (4.0% as of May 31, 2004) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $81,974, on May 31, 2004. As of May 31, 2004, the Company’s consolidated cumulative adjusted net worth was $110,422. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, goodwill, income taxes and defined benefit retirement plans. Details regarding the Company’s use of these policies and the related estimates are described fully in MSC’s Annual Report on Form 10-K/A for the fiscal year ended February 29, 2004 filed with the Securities and Exchange Commission. There have been no material changes to the Company’s critical accounting policies that impacted MSC’s financial condition or results of operations in the first quarter of fiscal 2005.

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors and shareowners can better understand a company’s future prospects and make informed investment decisions. This Form 10-Q/A contains forward-looking statements, which include, without limitation, those statements regarding our estimated loss and proceeds from the disposition of discontinued operations that set out anticipated results based on management’s plans and assumptions. MSC has tried, wherever possible, to identify such statements by using words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q/A, including, among others:

•	The Company’s ability to successfully implement its restructuring and cost reduction plans and achieve the benefits it expects from these plans, net of estimated severance-related costs;

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Competitive factors (including changes in industry capacity);

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974);

•	Continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates;

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America and Europe;

•	Proceeds and potential impact from the potential sale or idling of facilities or other assets;

•	Increases in the prices of raw and other material inputs used by the Company, as well as availability;

•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;

•	The risk of the successful development, introduction and marketing of new products and technologies, including products based on the touch sensor technology the Company has licensed from TST;

•	The anticipated marketing and research and development spending and the license fee payable to TST related to the switch/sensor business;

•	The realization of the future value of the Lear Corporation agreement and other potential transactions involving EMD;

•	Facility utilization and product mix at the Walbridge, Ohio facility, including the extent of ISG’s utilization;

•	Realization of the tax credit carryforward generated from the sale of Pinole Point Steel and other net operating loss carryforwards;

•	The impact of future warranty expenses;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations, including any risks, costs and penalties arising out of an enforcement action by the Illinois EPA and Illinois Attorney General related to the Company’s Elk Grove Village facility and the Lake Calumet Cluster Site;

•	Continuation of current interest rates;

•	Other factors, risks and uncertainties identified in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended February 29, 2004, as filed with the Securities and Exchange Commission.

MSC undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact the Company’s financial condition or results of operations. Other sections of this Form 10-Q/A may include additional factors which could adversely effect the Company’s business and financial performance. Moreover, the Company operates in a competitive environment. New risks emerge from time to time and it is not always possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareowners should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K/A for the year ended February 29, 2004.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on this evaluation, including consideration of the restatement discussed in Note 18, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MATERIAL SCIENCES CORPORATION

FORM 10-Q/A

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 24th day of November 2004.

MATERIAL SCIENCES CORPORATION

By:	/s/ Ronald L. Stewart
Ronald L. Stewart
President, Chief Executive Officer and Director

By:	/s/ Jeffrey J. Siemers
Jeffrey J. Siemers
Vice President, Chief Financial Officer and Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q/A

Index to Exhibits

Exhibit Number	Description of Exhibit
10.1	Material Sciences Corporation 2004 Long Term Incentive Plan for Non-Employee Directors*

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*	Previously filed