Form 10-Q
period 2004-08-31
MATERIAL SCIENCES CORP
filed 2004-11-24
CIK 755003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

As of November 19, 2004, there were 14,408,417 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended August 31, 2004

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Loss) (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share data)	2004	2003	2004	2003
Net Sales (1)	$62,631	$55,899	$133,118	$115,282
Cost of Sales	49,473	47,588	104,695	97,501

Gross Profit	$13,158	$8,311	$28,423	$17,781
Selling, General and Administrative Expenses	11,226	9,061	21,904	19,107
Restructuring and Other Expenses (11)	544	(1,951)	2,211	13

Income (Loss) from Operations	$1,388	$1,201	$4,308	$(1,339)

Other (Income) and Expense:
Interest (Income) Expense, Net (10)	$124	$678	$705	$1,523
Equity in Results of Joint Ventures (1)	(35)	(26)	(72)	240
Loss on Early Retirement of Debt (6)	—	—	4,205	—
Other, Net	—	73	—	91

Total Other Expense, Net	$89	$725	$4,838	$1,854

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	$1,299	$476	$(530)	$(3,193)
Provision (Benefit) for Income Taxes	594	155	202	(1,284)

Income (Loss) from Continuing Operations	$705	$321	$(732)	$(1,909)
Discontinued Operations:
Loss on Discontinued Operation - Pinole Point Steel (Net of Benefit for Income Taxes of $77, $87, $88 and $172 Respectively) (13)	(115)	(125)	(135)	(248)

Net Income (Loss)	$590	$196	$(867)	$(2,157)

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.05	$0.02	$(0.05)	$(0.14)
Loss on Discontinued Operation - Pinole Point Steel	(0.01)	(0.01)	(0.01)	(0.02)

Basic Net Income (Loss) Per Share	$0.04	$0.01	$(0.06)	$(0.16)

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.05	$0.02	$(0.05)	$(0.14)
Loss on Discontinued Operation - Pinole Point Steel	(0.01)	(0.01)	(0.01)	(0.02)

Diluted Net Income (Loss) Per Share	$0.04	$0.01	$(0.06)	$(0.16)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,282	13,953	14,237	13,915
Dilutive Shares	74	122	—	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,356	14,075	14,237	13,915

Outstanding Common Stock Options Having No Dilutive Effect	369	1,343	369	1,343

The accompanying notes are an integral part of these statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	August 31, 2004	February 29, 2004
Assets:
Current Assets:
Cash and Cash Equivalents	$2,665	$33,483
Restricted Cash (6)	—	3,357

Total Cash, Cash Equivalents and Restricted Cash	$2,665	$36,840
Receivables, Less Reserves of $4,677 and $4,185, Respectively	33,946	40,386
Income Taxes Receivable	50	51
Prepaid Expenses	2,433	1,290
Inventories (7)	38,065	31,217
Deferred Income Taxes	2,235	2,235
Assets Held for Sale (8)	1,909	2,281

Total Current Assets	$81,303	$114,300

Property, Plant and Equipment	$239,694	$237,443
Accumulated Depreciation and Amortization	(161,662)	(155,696)

Net Property, Plant and Equipment	$78,032	$81,747

Other Assets:
Investment in Joint Ventures (1)	$1,437	$1,399
Goodwill (9)	1,319	1,319
Deferred Income Taxes	4,623	4,655
Other	1,228	1,189

Total Other Assets	$8,607	$8,562

Total Assets	$167,942	$204,609

Liabilities:
Current Liabilities:
Current Portion of Long-Term Debt	$—	$36,944
Accounts Payable	22,396	20,723
Accrued Payroll Related Expenses	8,996	12,154
Accrued Expenses	6,741	6,190
Current Liabilities of Discontinued Operation, Net - Pinole Point Steel (13)	522	414

Total Current Liabilities	$38,655	$76,425

Long-Term Liabilities:
Long-Term Debt, Less Current Portion	$8,168	$7,000
Other	9,406	9,551

Total Long-Term Liabilities	$17,574	$16,551

Shareowners’ Equity:
Preferred Stock (2)	$—	$—
Common Stock (3)	371	369
Additional Paid-In Capital	73,417	72,387
Treasury Stock at Cost (4)	(46,528)	(46,528)
Retained Earnings	82,547	83,414
Accumulated Other Comprehensive Income (5)	1,906	1,991

Total Shareowners’ Equity	$111,713	$111,633

Total Liabilities and Shareowners’ Equity	$167,942	$204,609

The accompanying notes are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands)	2004	2003	2004	2003
Cash Flows From:
Operating Activities:
Net Income (Loss)	$590	$196	$(867)	$(2,157)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Discontinued Operation, Net - Pinole Point Steel (13)	128	10,735	108	10,774
Loss on Discontinued Operation - Pinole Point Steel (13)	115	125	135	248
Depreciation and Amortization	3,004	3,810	6,020	7,537
Provision (Benefit) for Deferred Income Taxes	386	(1,677)	(103)	(1,946)
Compensatory Effect of Stock Plans	112	137	122	604
Gain on Sale of Asset	—	—	—	(162)
Other, Net	(35)	(21)	27	251
Changes in Assets and Liabilities:
Receivables	10,049	1,684	6,890	(3,536)
Income Taxes Receivable	—	1,420	1	586
Prepaid Expenses	266	605	(1,143)	(912)
Inventories	(6,506)	941	(6,848)	(960)
Accounts Payable	1,577	(2,996)	1,673	(4,515)
Accrued Expenses	717	(1,588)	(2,784)	(6,657)
Other, Net	140	(2,057)	43	(1,258)

Net Cash Provided by (Used in) Operating Activities	$10,543	$11,314	$3,274	$(2,103)

Investing Activities:
Capital Expenditures	$(1,459)	$(852)	$(2,506)	$(2,233)
Acquisition, Net of Cash Acquired (1)	—	—	—	(568)
Proceeds from Sale of Asset	—	—	—	679
Investment in Joint Ventures (1)	—	—	—	(358)
Purchases of Marketable Securities	—	(35)	—	(35)
Proceeds from Sale of Marketable Securities	—	41	—	1,041
Proceeds from Restricted Cash and Cancellation of Letters of Credit	—	—	3,357	—
Other	(70)	50	(77)	11

Net Cash Provided by (Used in) Investing Activities	$(1,529)	$(796)	$774	$(1,463)

Financing Activities:
Payments of Debt	$(31,050)	$(11,391)	$(74,994)	$(11,558)
Proceeds under Line of Credit	19,900	—	39,218	—
Payments of Rights Redemption	—	—	—	(149)
Issuance of Common Stock	500	10	910	331

Net Cash Used in Financing Activities	$(10,650)	$(11,381)	$(34,866)	$(11,376)

Net Decrease in Cash	$(1,636)	$(863)	$(30,818)	$(14,942)
Cash and Cash Equivalents at Beginning of Period	4,301	29,801	33,483	43,880

Cash and Cash Equivalents at End of Period	$2,665	$28,938	$2,665	$28,938

Supplemental Cash Flow Disclosures:
Interest Paid	$129	$1,891	$1,500	$1,919
Income Taxes Paid	15	561	81	652

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION

(In thousands)

The data for the three and six months ended August 31, 2004 and 2003 have not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended February 29, 2004.

(1)	On May 7, 2003, International Steel Group, Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets, including BSC’s 33.5% interest in Walbridge Coatings (the “Partnership”). On the same day, MSC purchased from ISG this Partnership interest for $3,600. Accordingly, as of such date, the Company has a 100% ownership interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Condensed Consolidated Financial Statements. In conjunction with these transactions, the Company entered into a tolling agreement with ISG to provide electrogalvanizing and other coating and ancillary services to ISG until December 31, 2004, and ISG assumed all amounts payable by BSC to the Partnership. Through the expiration date of the tolling agreement, ISG has priority production rights for up to 25% of the available line time at the Walbridge, Ohio facility, and MSC markets the remaining 75% of the line time. For the first six months of fiscal 2005, ISG utilized 20% of available line time at the Walbridge facility.

During the first six months of fiscal year 2004, the Company derived approximately 4.5% of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility. Summarized financial information for the Partnership is presented below. The assets and liabilities were fully consolidated at August 31, 2004 and February 29, 2004.

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Income Statement Information
Net Sales	$—	$—	$—	$4,849
Loss from Operations	—	—	—	(446)
Net Loss	—	—	—	(440)

The equity in results of joint ventures in the Condensed Consolidated Income Statement for fiscal 2005 relates to the Company’s joint venture with Tekno.

2)	Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,521,842 Shares Issued and 14,333,194 Shares Outstanding as of August 31, 2004 and 18,431,998 Shares Issued and 14,243,350 Shares Outstanding as of February 29, 2004.

(4)	Treasury Stock at Cost; 4,188,648 Shares as of August 31, 2004 and February 29, 2004. No share repurchase programs are in effect at this time.

(5)	Comprehensive Income (Loss):

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net Income (Loss)	$590	$196	$(867)	$(2,157)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	89	184	(85)	537

Comprehensive Income (Loss)	$679	$380	$(952)	$(1,620)

(6)	In March 2004, one of the Company’s letters of credit for $275 was canceled and the related cash collateral was released to the Company. On May 11, 2004, the remaining cash collateral ($3,082) was released to the Company upon the effective date of the new revolving line of credit agreement.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. Borrowings outstanding under the New Line were $8,168, borrowing capacity reserved for the Company’s outstanding letters of credit was $2,067, and the amount remaining available to be borrowed was $19,765 as of August 31, 2004. At the Company’s option, interest is at the bank’s prime rate (4.5% as of August 31, 2004) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income for each fiscal quarter ending on or after May 31, 2004, or $82,514, as of August 31, 2004. As of August 31, 2004, the Company was in compliance with all debt covenants. Under the New Line, there are restrictions on the Company’s use of its cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company. Subsequent to the end of the second quarter of fiscal 2005, the Company was not in compliance with certain reporting covenants required under the New Line due solely to the failure to timely file and deliver the Company’s 10-Q for the second quarter of fiscal 2005. On November 22, 2004, the lenders under the New Line waived the Company’s breach of such reporting covenants.

In May 2004, the Company redeemed all of its 1998 Senior Notes. The debt prepayment consisted of principal ($43,944), interest ($1,346) and a contractual prepayment penalty ($4,051). The Company recorded a loss on the early retirement of debt of $4,205 which included the contractual prepayment penalty and the write-off of previously capitalized financing charges.

(7)	Inventories consist of the following:

	August 31, 2004	February 29, 2004
Raw Materials	$14,233	$8,946
Finished Goods	23,832	22,271

Total Inventories	$38,065	$31,217

(8)	As of August 31, 2004, there were $1,909 of assets classified as Assets Held for Sale in the Condensed Consolidated Balance Sheet. The assets consist primarily of equipment related to the Company’s idled coil coating line and related real estate located in Elk Grove Village. On December 15, 2003, the Company entered into a definitive agreement for the sale of the idled coil coating equipment for $1,400 (net of commission) which will be recorded as a sale of assets when title transfers to the buyer and the equipment has been shipped overseas, which is expected to be completed during fiscal 2005. During the second quarter of fiscal 2005, the Company shipped a portion of the equipment ($273) to the buyer and received $450 in cash in the following fiscal quarter. The gain on the sale ($177) of the portion of equipment shipped is classified as deferred revenue on the Condensed Consolidated Balance Sheet and will be realized when shipment of all of the equipment occurs. As a result of the cash being received in the third quarter, this transaction is treated as a non-cash item in the Condensed Consolidated Statement of Cash Flows in the second quarter.

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

All goodwill relates to the Company’s Electronic Materials and Solutions Group segment discussed in Note 16. Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Condensed Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the six months ended August 31, 2004.

(10)	The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Interest (Income) Expense, Net:
Interest Expense	$127	$778	$770	$1,737
Interest Income	(3)	(100)	(65)	(214)

Interest Expense, Net	$124	$678	$705	$1,523

(11)	During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,211 in the first six months of fiscal 2005. A total of 93 employees were impacted by this restructuring. Of the total amount recorded, $1,689 related to the Middletown closing ($727 in severance, $513 in severance related expense and $449 in shut-down costs related to closing the Middletown facility) and $522 related to other restructuring actions ($335 in severance and $187 in severance related expense). As of August 31, 2004, all significant Middletown shut-down costs have been recorded. During the first six months of fiscal 2005, $1,519 was paid and the remainder will be paid over the next eight months. A total of $520 is recorded as Accrued Payroll Related Expenses and $109 is recorded as Accounts Payable in the Condensed Consolidated Balance Sheet as of August 31, 2004.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. Of this amount, net cash of $341 was paid during the first six months of fiscal 2005. A total of $374 is recorded as Accrued Payroll Related Expenses and $29 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of August 31, 2004.

On November 20, 2002, the Company announced it implemented a program to reduce overhead and improve efficiencies. The program involved restructuring MSC’s manufacturing organization, including the terminations of 14 salaried personnel in the third quarter of fiscal 2003. The Company recorded a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003. Of this amount, $677 pertained to severance expenses and $178 for other related costs. Total cash paid in fiscal 2003 related to this restructuring program was $383, and the total cash paid in fiscal 2004 related to this program was $440. The reserve was utilized as of February 29, 2004.

The restructuring reserve as of August 31, 2004, is presented in the chart below which includes both the fiscal 2004 and 2005 restructuring plans.

	Severance	Other	Total
Restructuring Reserve as of February 29, 2004	$610	$71	$681
Restructuring Reserve Recorded During the Six Months Ended August 31, 2004	1,062	1,149	2,211
Cash Payments, Net	(1,103)	(757)	(1,860)

Restructuring Reserve as of August 31, 2004	$569	$463	$1,032

(12)	MSC has qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for its defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended August 31,
	2004	2003	2004	2003
Service Cost	$41	$59	$17	$31
Interest Cost	169	243	29	36
Expected Return on Plan Assets	(112)	(86)	(2)	(1)
Amortization of Net (Gain) or Loss	6	10	—	—
Amortization of Prior Service Cost	23	35	—	(10)
Amortization of Transition Obligation	1	1	—	—

Total Net Periodic Benefit Cost	$128	$262	$44	$56

	Pension Benefits		Other Benefits
	Six Months Ended August 31,
	2004	2003	2004	2003
Service Cost	$82	$168	$34	$60
Interest Cost	341	700	57	68
Expected Return on Plan Assets	(223)	(172)	(3)	(2)
Amortization of Net (Gain) or Loss	12	20	—	—
Amortization of Prior Service Cost	47	101	—	(19)
Amortization of Transition Obligation	2	5	—	—

Total Net Periodic Benefit Cost	$261	$822	$88	$107

MSC previously disclosed in its financial statements for the year ended February 29, 2004 that it expected to contribute $2,598 towards its qualified and nonqualified pension plans in fiscal 2005. As of August 31, 2004, $1,911 of contributions/payments have been made.

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

(13)	On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. The proceeds from liquidating the Pinole Point Steel operations included an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of August 31, 2004, there were $522 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Condensed Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

The Company recorded a loss on discontinued operation, net of income taxes, of $115 and $135 for the second quarter and first six months of fiscal 2005, respectively, primarily related to workers compensation expenses and the settlement of a customer bankruptcy claim.

(15)	The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”); the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”); the Material Sciences Corporation Stock Option Plan for Non-Employee Directors (“1996 Directors Plan”); and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been as shown in the following pro forma amounts:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net Income (Loss):
As Reported	$590	$196	$(867)	$(2,157)
Stock Based Employee Compensation Expense, Net of Income Taxes	(233)	(237)	(427)	(439)

Pro Forma	$357	$(41)	$(1,294)	$(2,596)

Basic Net Income (Loss) Per Share:
As Reported	$0.04	$0.01	$(0.06)	$(0.16)

Pro Forma	$0.02	$0.00	$(0.09)	$(0.19)

Diluted Net Income (Loss) Per Share:
As Reported	$0.04	$0.01	$(0.06)	$(0.16)

Pro Forma	$0.02	$0.00	$(0.09)	$(0.19)

(16)	MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. The Company’s two reportable segments are: MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS focuses on providing material-based solutions for electronic, acoustical/thermal and coated metal applications. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems (noise and vibration) and enhance performance. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise, vibration and thermal energy. The coated metal material-based solutions include coil coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. EMS domestic and foreign sales are presented in the chart. EMD focuses on field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Corporate represents unallocated general corporate expenses. The restructuring expenses of $544 and $2,211 recorded in the second quarter and first six months of fiscal 2005, respectively, and the retiree health care benefit curtailment adjustment to income from operations of $1,951 recorded during the second quarter of fiscal 2004 are included in EMS. The $1,964 in restructuring expenses recorded during the first quarter of fiscal 2004 is primarily included in Corporate.

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net Sales
EMS – Domestic	$59,651	$53,211	$127,380	$110,593
EMS – Foreign	2,557	2,661	5,015	4,586
EMD	423	27	723	103

Total	$62,631	$55,899	$133,118	$115,282

Income (Loss) Before Income Taxes
EMS	$5,757	$3,547	$12,782	$6,050
EMD	(1,459)	(1,137)	(2,883)	(2,654)
Corporate	(2,999)	(1,934)	(10,429)	(6,589)

Total	$1,299	$476	$(530)	$(3,193)

(17)	In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 did not have an impact on the financial position or results of operations of the Company.

The FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Under this Interpretation, certain entities known as “Variable Interest Entities” (“VIE”) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company was required to apply the requirements of FASB Interpretation No. 46R effective January 31, 2003, for all VIEs created after that date and as of the fourth quarter of fiscal 2004 for VIEs existing as of January 31, 2003. The Company has no interest in any VIEs as defined in this Interpretation, and as a result, the adoption of FASB Interpretation No. 46R has no impact on the Company’s financial position, results of operations or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatory redeemable financial instruments and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company as of July 1, 2003. Adoption of this standard had no impact on the Company’s financial position, results of operations or cash flows.

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

The United States District Court for the Northern District of Indiana also has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. In the first six months of fiscal 2005, the Company made a payment to the Midco Trust in the amount of $270. The estimated range of the Company’s remaining liability for this site is $700 to $900. This work has begun, and MSC has maintained a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In November 2003, the Company received notice of a potential liability from the United States EPA regarding a Lake Calumet Cluster Site in Chicago, Illinois. To date, the Company has been unable to estimate the potential liability for this site, if any, due to the limited information that has been provided.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove Village facility. The Company filed a response and in 2002 performed stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those 2002 stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicate the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line was in excess of the permit limit. To address that issue, the Company filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA granted. The Illinois EPA indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation would be referred to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company. On December 22, 2003, the Company received a notice from the office of the Illinois Attorney General of their intent to file an enforcement action regarding the alleged violations. In the fourth quarter of fiscal 2004, the Company recorded a reserve for its potential costs related to this action. The Illinois Attorney General filed a complaint on April 8, 2004. In response to a request from the Illinois EPA and the Attorney General, the Company is in the process of performing additional stack tests on production lines that were not tested in 2002. The results from those tests indicate that one incinerator may be out of compliance, depending on the applicable test method. The Company made a submission to the Illinois EPA in August 2004 explaining why it believes the incinerator is in compliance. The Illinois EPA has verbally informed the Company that it accepts the rationale for use of the alternative test method, and agrees that the incinerator is currently in compliance. The Illinois Attorney General’s office has not informed the Company of its position on this issue. The parties’ settlement negotiations are temporarily on hold pending the resolution of this additional compliance issue.

MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1,000 to $1,700. The Company’s environmental reserves were approximately $1,000 as of August 31, 2004.

The Company does not believe that the ultimate outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of August 31, 2004 and, where applicable, taking into account contributions from other PRPs. However, due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of the Illinois Attorney General in bringing enforcement actions and other factors, actual results could differ from the Company’s estimates and could have a material adverse effect on the Company’s financial condition or results of operations.

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

For The Quarter Ended August 31, 2004

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

RESULTS OF OPERATIONS

Executive Summary

Net sales of MSC in the second quarter of fiscal 2005 were $62,631, 12.0% higher than $55,899 in the prior second quarter. Net sales for the first six months of fiscal 2005 were $133,118 compared with $115,282 for the same period last year, an increase of 15.5%. MSC’s gross profit margin improved to 21.0%, or $13,158, in the second quarter of fiscal 2005 compared with 14.9%, or $8,311, in the second quarter of fiscal 2004. Gross profit margin for the first six months of fiscal 2005 was 21.4%, or $28,423, compared with 15.4%, or $17,781, for the first six months of fiscal 2004. Selling, general and administrative (“SG&A”) expenses were $11,226, or 17.9% of net sales, and $21,904, or 16.5% of net sales, in the second quarter and first six months of fiscal 2005, respectively, as compared with $9,061, or 16.2% of net sales, and $19,107, or 16.6% of net sales, in the same periods last year, respectively.

The industries in which the Company operates present a number of risks and opportunities, including the following:

•	Continued impact of overcapacity in the coil coating industry on pricing, facility utilization and the need for competitive terms of sale;

•	Metal availability and the high cost of metal substrate impacting all of EMS’ markets;

•	Downturn in its electronic market due to customer inventory adjustments, such as those experienced in the first six months of fiscal 2005, and a decline in the overall disk drive market;

•	Shift of its supply model for the disk drive market to a toll processing program, and;

•	Continued significant growth for noise, vibration and harshness (“NVH”) solutions in the acoustical/thermal markets served.

The Company continues to focus on company-wide systemic cost reductions and organizational changes by:

•	Ceasing production at its Middletown, Ohio facility on June 30, 2004;

•	Entering into a definitive agreement to sell the real estate associated with the Elk Grove Village coil coating facility (idled in 2001) on June 10, 2004, and;

•	Entering into a marketing and development business arrangement with a European manufacturer, Arcelor SA, on June 30, 2004, which will allow us to expand our NVH solutions in Europe.

In addition, the continuing strategic review of the EMD business includes active discussions of a full range of business transactions to provide the resources to accelerate the market penetration of the field-effect technology. Although the Company intends to consummate a transaction involving EMD as soon as practicable, no assurances can be made as to the timing of such transaction, or whether a transaction will be consummated or, if consummated, the nature or terms thereof.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. MSC entered into a separation agreement with the former officer, resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. Total restructuring expenses for the first six months of fiscal 2004 were $1,964. The Company recorded additional restructuring expense of $544 ($55 at EMS and $489 related to the Middletown closing) during the second quarter of fiscal 2005. Total restructuring expenses recorded in the first six months of fiscal 2005 were $2,211. A total of $894 was recorded as Accrued Payroll Related Expenses, $29 was recorded as Other Long-Term Liabilities and $109 was recorded as Accounts Payable in the Condensed Consolidated Balance Sheet at August 31, 2004.

During the second quarter of fiscal 2004, the Company curtailed the future retiree health care benefits for certain active employees of the Company resulting in a one-time reduction in operating expenses and improvement in income from continuing operations of $1,951.

MSC Engineered Materials and Solutions Group

Net sales for EMS increased 11.3% in the second quarter of fiscal 2005 to $62,208 from $55,872 in the same period last year. Net sales in the first six months of fiscal 2005 increased 14.9% to $132,395 from $115,179 in the same period last year. Sales of EMS’s electronic-based materials decreased 11.0% to $4,420 during the second quarter of fiscal 2005, from $4,969 in the prior year period, and decreased in the first six months of fiscal 2005 to $9,795 from $13,134, or 25.4%. The decrease was mainly due to lower shipments of disk drive material (changes of $885 in the second quarter and $3,893 in the first six months of fiscal 2005) due to customer inventory adjustments experienced in the first six months of fiscal 2005 which are not expected to continue. Acoustical/thermal materials sales increased by 47.9% and 63.8% to $25,249 and $53,797 in the second quarter and first six months of fiscal 2005, respectively, as compared with $17,076 and $32,850 in the same periods of fiscal 2004. Body panel laminate (Quiet Steel®), aftermarket brake and engine materials sales increased $7,769 for the second quarter and increased $20,837 for the first six months of fiscal 2005 as compared with the same periods last fiscal year. Sales of coated metal materials decreased 3.8% to $32,539 in the second quarter of fiscal 2005 from $33,827 last year, while remaining relatively flat for the first six months of fiscal 2005 ($68,803) compared to the same period last year ($69,195). Shipments of materials sold to the lighting and HVAC markets decreased $2,772 for the second quarter and decreased $4,395 for the first six months of fiscal 2005 (which were impacted by the shutdown of the Middletown facility) versus the same periods in fiscal 2004, respectively, while we experienced increased sales of appliance and building products materials of $857 in the second quarter and $6,992 for the first six months of fiscal 2005 versus the same periods last year. Other automotive market products sales were slightly lower than the same quarter of the prior year and $3,526 lower for the first six months of fiscal 2005 as compared with fiscal 2004. Our business was impacted by the higher cost of steel, some of which could not be passed on to our customers. In addition, the unavailability of steel delayed orders or, in some cases, resulted in the cancellation of orders. We expect this situation to continue through the end of the calendar year.

EMS’s gross profit margin for the second quarter of fiscal 2005 was 20.8%, or $12,938, compared with 14.8%, or $8,264, in the second quarter of fiscal 2004. Gross profit margin for the first six months of fiscal 2005 was 21.2%, or $28,018, up from 15.4%, or $17,724, in the same period of fiscal 2004. The increase in gross profit was mainly due to stronger sales (changes of $1,981 and $5,565 in the second quarter and first six months of fiscal 2005, respectively), improved returns and allowances due to higher metal prices for scrap sales (changes of $827 and $1,961 in the second quarter and first six months of fiscal 2005, respectively), lower depreciation mainly due to the asset impairment of Middletown in fiscal 2004 (changes of $665 and $1,290 in the second quarter and first six months of fiscal 2005, respectively) and ongoing manufacturing cost reductions (changes of $1,201 and $1,478 in the second quarter and first six months of fiscal 2005, respectively). Excluding the Middletown facility utilization for both periods, facility utilization declined from 65% in the second quarter of fiscal 2004 to 63% in the second quarter of fiscal 2005 and from 67% to 66% in the first six months of fiscal 2004 and 2005, respectively.

SG&A expenses of $6,672 were 10.7% of net sales in the second quarter of fiscal 2005 and $13,160, or 9.9% of net sales, in the first six months of fiscal 2005 as compared with $6,738, or 12.1% of net sales, in the second quarter of last year and $13,439, or 11.7% of net sales, for the first six months of last year. Lower administrative costs in both the second quarter and first six months of fiscal 2005 resulted from the Company’s continuing implementation of its cost reduction program.

The Company recorded $544 in restructuring expenses in the second quarter of fiscal 2005 and $2,148 in restructuring for the first six months of fiscal 2005, mainly related to the Middletown facility closing.

MSC Electronic Materials and Devices Group

Sales related to the switch/sensor business were $423 and $723 in the second quarter and first six months of fiscal 2005, respectively, as compared to $27 and $103 in the same periods last year.

EMD’s gross profit was $220 in the second quarter of fiscal 2005 and $47 in the second quarter of fiscal 2004. EMD’s gross profit for the first six months of fiscal 2005 was $405 as compared to $57 in the same period last year. The gross margins reflect the costs associated with commercial products in the non-automotive transportation markets and prototype development costs offset by commercial product sales, non-recurring engineering, and supply agreement revenue.

SG&A expenses were $1,679 in the second quarter of fiscal 2005 compared to $1,184 in the second quarter of fiscal 2004. SG&A in the first six months of fiscal 2005 was $3,288 compared to $2,711 in the same period last year. The increase in SG&A expenses was due to increased expenditures in marketing and sales and test and validation activities as well as an increase in the minimum royalty amount payable to TouchSensor Technologies, LLC (“TST”). The Company has refocused the spending in its switch/sensor business to emphasize near-term opportunities while continuing to support supply agreement activities associated with longer-term market opportunities. We expect this will result in annual SG&A spending for the switch/sensor business of approximately $6,400 in fiscal 2005.

Total Other (Income) and Expense, Net

Total other expense, net was $89 in the second quarter of fiscal 2005 as compared with $725 in the second quarter of fiscal 2004. The decrease was mainly due to a reduction in interest expense as a result of the early retirement of the Senior Notes in the first quarter of fiscal 2005. Total other expense, net for the first six months of fiscal 2005 was $4,838 compared with $1,854 in the same period last year. The increase was mainly due to a loss on the early retirement of debt of $4,205 recorded in the first quarter of fiscal 2005, which included a contractual prepayment penalty and the write-off of previously capitalized financing charges.

Income Taxes

MSC’s effective tax rate for continuing operations was 45.7% (provision) for the second quarter of fiscal 2005 versus 32.6% (provision) for the same period last year. The provision for the first six months of fiscal 2005 was due to valuation allowances for net operating losses generated at the Company’s facility in Germany and a state tax job credit repayment resulting from the idling of the Middletown facility.

General

EMS

On May 7, 2003, ISG purchased substantially all of BSC’s assets as part of BSC’s bankruptcy proceedings. On the same day, MSC purchased from ISG the remaining 33.5% ownership interest in the Partnership for $3,600. Accordingly, as of such date, the Company has a 100% ownership interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Condensed Consolidated Financial Statements. In conjunction with these transactions, MSC entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG for a period ending on December 31, 2004, and ISG assumed amounts payable by BSC to the Partnership through the expiration date of the tolling agreements. ISG has priority production rights to 25% of the available line time at the Walbridge, Ohio facility, and MSC markets the remaining 75% of the line time. For the first six months of fiscal 2005, ISG utilized 20.0% of available line time at the Walbridge facility.

The Company expects that Walbridge Coatings’ sales to ISG for fiscal 2005 will be significantly less than the fiscal 2004 sales based upon the expected decline in ISG’s utilization of the facility, partially offset by increased production of Quiet Steel. The Company anticipates that the Walbridge, Ohio facility will operate at approximately 50% of capacity for the next three months. The Walbridge, Ohio facility’s current and future production levels, however, are dependent, in large part, upon economic conditions in the industries that use EG and other coated sheet steel products, including the automotive and appliance industries, the continued increase in the sales of noise and vibration products and the potential shifting of EG business between electrogalvanizing facilities by major steel producers.

EMD

On January 31, 2002, the Company expanded its electronic material-based solutions by entering into an exclusive license agreement with TST. This agreement provides EMD the right to manufacture, use and sell TST’s patented touch sensor technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount. In general, the exclusive license period ends on February 28, 2006, subject to the Company’s right to extend the exclusive license period under certain conditions. As of August 31, 2004, the remaining fiscal 2005 minimum annual royalty amount payable to TST is $2,062, of which $688 was paid September 1, 2004.

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

The Company is party to various legal actions and customer disputes arising in the ordinary course of its business. These legal actions and customer disputes cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

RESULTS OF DISCONTINUED OPERATION

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. The proceeds from liquidating the Pinole Point Steel operations included an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of August 31, 2004, there were $522 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Condensed Consolidated Financial Statements have been reclassified to segregate the net liabilities and operating results of the business.

The Company recorded a loss on discontinued operation, net of income taxes, of $115 and $135 for the second quarter and first six months of fiscal 2005, respectively, primarily related to workers compensation expenses and the settlement of an accounts receivable dispute. During the second quarter and the first six months of fiscal 2004, the Company recorded a loss on discontinued operation, net of income taxes, of $125 and $248, respectively, primarily related to workers compensation expenses.

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

During the second quarter of fiscal 2005, MSC generated $10,543 of cash from operating activities as compared with $11,314 in the second quarter last year. For the first six months of fiscal 2005, the Company generated $3,274 of cash from operating activities as compared to utilizing $2,103 in the same period last year. The second quarter of fiscal 2004 included the receipt of an income tax refund of $10,589 primarily related to the sale of Pinole Point Steel. Excluding this refund for the second quarter and first six months of fiscal 2004, the cash flow from operating activities increased significantly during the second quarter and first six months of fiscal 2005. Greater accounts receivable collections were offset by higher inventory levels needed to support the current and expected sales volumes in key markets.

In the second quarter and first six months of fiscal 2005, MSC invested $1,459 and $2,506 in capital improvement projects, respectively, compared to $852 and $2,233 in the same periods last year, respectively. There was no investment in joint ventures in the first six months of fiscal 2005 and $358 for the same period last year.

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

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. Borrowings outstanding under the New Line were $8,168, borrowing capacity reserved for the Company’s outstanding letters of credit was $2,067, and the amount remaining available to be borrowed was $19,765 as of August 31, 2004. At the Company’s option, interest is at the bank’s prime rate (4.5% as of August 31, 2004) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income for each fiscal quarter ending on or after May 31, 2004, or $82,514, as of August 31, 2004. As of August 31, 2004, the Company was in compliance with all debt covenants. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company. Subsequent to the end of the second quarter of fiscal 2005, the Company was not in compliance with certain reporting covenants required under the New Line due solely to the failure to timely file and deliver the Company’s Form 10-Q for the second quarter of fiscal 2005. On November 22, 2004, the lenders under the New Line waived the Company’s breach of such reporting covenants.

In May 2004, the Company redeemed all of its 1998 Senior Notes. The debt prepayment consisted of principal ($43,944), interest ($1,346) and a contractual prepayment penalty ($4,051). The Company recorded a loss on the early retirement of debt of $4,205, which included the contractual prepayment penalty and the expense of previously capitalized financing charges.

During the first quarter of fiscal 2004, MSC received $679 of proceeds and recorded a gain of $162 related to the sale of vacant real estate near the Company’s Morrisville, Pennsylvania facility.

On September 1, 2004, the Company made a minimum annual royalty payment of $688 for the second quarter of fiscal 2005 compared with a payment of $375 for the second quarter of fiscal 2004, related to the license agreement with TST which was accrued for at the end of the quarter.

On December 15, 2003, the Company entered into a definitive agreement for the sale of the idled coil coating equipment in Elk Grove Village for $1,400 (net of commission) which will be recorded as a sale of assets when title transfers to the buyer and the equipment has been shipped overseas, which is expected to be completed during fiscal 2005. During the second quarter of fiscal 2005, the Company shipped a portion of the equipment ($273) to the buyer and received $450 in cash in the following fiscal quarter. The gain on the sale ($177) of the portion of equipment shipped is classified as deferred revenue on the Condensed Consolidated Balance Sheet and will be realized when shipment of all of the equipment occurs. As a result of the cash being received in the third quarter, this transaction is treated as a non-cash item in the Condensed Consolidated Statement of Cash Flows in the second quarter.

On June 10, 2004, the Company entered into a definitive agreement for the sale of the real estate associated with the idled coil coating line in Elk Grove Village for $1,401 (net of commission) contingent on the coil coating line being removed prior to March 1, 2005.

The Company is party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, is $1,000 to $1,700 as of August 31, 2004. Refer to Note 18 for additional information.

Contractual Obligations

The following table summarizes the contractual obligations the Company has outstanding by fiscal year as of August 31, 2004.

Contractual Obligations	Total	Remaining in current fiscal year	1-3 Years	3-5 Years	More Than 5 Years
Long-term Debt Obligations	$8,168	$—	$8,168	$—	$—
Operating Leases	5,966	953	3,155	1,858	—
Minimum Royalties	4,124	1,374	2,750	—	—

Total	$18,258	$2,327	$14,073	$1,858	$—

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, goodwill, income taxes and defined benefit retirement plans. Details regarding the

Company’s use of these policies and the related estimates are described fully in MSC’s Annual Report on Form 10-K/A for the fiscal year ended February 29, 2004 filed with the Securities and Exchange Commission. There have been no material changes to the Company’s critical accounting policies that impacted MSC’s financial condition or results of operations in the second quarter and first six months of fiscal 2005.

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

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q, including, among others:

•	The Company’s ability to successfully implement its restructuring and cost reduction plans and achieve the benefits it expects from these plans, net of estimated severance-related costs;

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Competitive factors (including changes in industry capacity);

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974);

•	Continuation of the favorable environment to make acquisitions, including regulatory requirements and market values of candidates;

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America and Europe;

•	Proceeds and potential impact from the potential sale or idling of facilities or other assets;

•	Increases in the prices of raw and other material inputs used by the Company, as well as availability;

•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;

•	The risk of the successful development, introduction and marketing of new products and technologies, including products based on the touch sensor technology the Company has licensed from TST;

•	The anticipated marketing and research and development spending and the license fee payable to TST related to the switch/sensor business;

•	The realization of the future value of the Lear Corporation agreement and other potential transactions involving EMD;

•	Facility utilization and product mix at the Walbridge, Ohio facility, including the extent of ISG’s utilization;

•	Realization of the tax credit carryforward generated from the sale of Pinole Point Steel and other net operating loss carryforwards;

•	The impact of future warranty expenses;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations, including any risks, costs and penalties arising out of an enforcement action by the Illinois EPA and Illinois Attorney General related to the Company’s Elk Grove Village facility and the Lake Calumet Cluster Site;

•	Continuation of current interest rates;

•	The successful shift of the Company’s supply model for the disk drive market to a toll processing program, and;

•	Other factors, risks and uncertainties identified in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended February 29, 2004, as filed with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2004

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On June 24, 2004, the Company held its Annual Meeting of Shareowners. Avrum Gray, Frank L. Hohmann III, Dr. Ronald A. Mitsch, Dr. Mary P. Quin, John P. Reilly, John D. Roach, Curtis G. Solsvig III, and Ronald L. Stewart, being eight nominees named in the Company’s Proxy Statement, dated May 21, 2004, were re-elected to the Board of Directors for new one-year terms by the following vote:

Name	For	Withheld Authority
Avrum Gray	12,963,380	178,887
Frank L. Hohmann III	12,965,155	177,112
Dr. Ronald A. Mitsch	12,963,921	178,346
Dr. Mary P. Quin	12,867,501	274,766
John P. Reilly	12,964,446	177,821
John D. Roach	12,950,256	192,011
Curtis G. Solsvig III	12,773,501	368,766
Ronald L. Stewart	12,963,446	178,821

Item 6. Exhibits

Reference	is made to the attached Index to Exhibits.

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
Jeffrey J. Siemers
Vice President, Chief Financial Officer and Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

Index to Exhibits

Exhibit Number	Description of Exhibit
10(nn)	Change of Control Agreement dated July 12, 2004, between Material Sciences Corporation and Jeffrey J. Siemers

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer