Form 10-Q
period 2004-11-30
MATERIAL SCIENCES CORP
filed 2005-01-10
CIK 755003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

Commission File Number 1-8803

MATERIAL SCIENCES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	95-2673173
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

2200 East Pratt Boulevard
Elk Grove Village, Illinois	60007
(Address of principal executive offices)	(Zip code)

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

As of January 6, 2004, there were 14,561,431 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENC ES CORPORATION

FORM 10-Q

For The Quarter Ended November 30, 2004

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Loss) (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net Sales (1)	$67,363	$64,640	$200,481	$179,922
Cost of Sales	52,268	52,877	156,963	150,378

Gross Profit	$15,095	$11,763	$43,518	$29,544
Selling, General and Administrative Expenses	10,219	9,558	32,123	28,665
Restructuring and Other Expenses (11)	439	—	2,650	13

Income from Operations	$4,437	$2,205	$8,745	$866

Other (Income) and Expense:
Interest Expense, Net (10)	$101	$682	$806	$2,205
Equity in Results of Joint Ventures (1)	(49)	(12)	(121)	228
Loss on Early Retirement of Debt (6)	—	—	4,205	—
Other, Net	—	—	—	91

Total Other Expense, Net	$52	$670	$4,890	$2,524

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	$4,385	$1,535	$3,855	$(1,658)
Provision (Benefit) for Income Taxes	1,877	582	2,079	(702)

Income (Loss) from Continuing Operations	$2,508	$953	$1,776	$(956)
Discontinued Operations:
Loss on Discontinued Operation - Pinole Point Steel (Net of Benefit for Income Taxes of $44, $141, $132 and $313, Respectively) (13)	(70)	(200)	(205)	(448)

Net Income (Loss)	$2,438	$753	$1,571	$(1,404)

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.17	$0.07	$0.12	$(0.07)
Loss on Discontinued Operation - Pinole Point Steel	—	(0.02)	(0.01)	(0.03)

Basic Net Income (Loss) Per Share	$0.17	$0.05	$0.11	$(0.10)

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.17	$0.07	$0.12	$(0.07)
Loss on Discontinued Operation - Pinole Point Steel	—	(0.02)	(0.01)	(0.03)

Diluted Net Income (Loss) Per Share	$0.17	$0.05	$0.11	$(0.10)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,363	14,036	14,281	13,959
Dilutive Shares	85	140	54	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,448	14,176	14,335	13,959

Outstanding Common Stock Options Having No Dilutive Effect	307	1,128	307	1,128

The accompanying notes are an integral part of these statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	November 30, 2004	February 29, 2004
Assets:
Current Assets:
Cash and Cash Equivalents	$2,129	$33,483
Restricted Cash (6)	—	3,357

Total Cash, Cash Equivalents and Restricted Cash	$2,129	$36,840
Receivables, Less Reserves of $5,107 and $4,185, Respectively	42,070	40,386
Income Taxes Receivable	50	51
Prepaid Expenses	1,836	1,290
Inventories (7)	40,140	31,217
Deferred Income Taxes	2,235	2,235
Assets Held for Sale (8)	1,394	2,281

Total Current Assets	$89,854	$114,300

Property, Plant and Equipment	$240,584	$237,443
Accumulated Depreciation and Amortization	(163,961)	(155,696)

Net Property, Plant and Equipment	$76,623	$81,747

Other Assets:
Investment in Joint Ventures (1)	$1,548	$1,399
Goodwill (9)	1,319	1,319
Deferred Income Taxes	2,796	4,655
Other	1,255	1,189

Total Other Assets	$6,918	$8,562

Total Assets	$173,395	$204,609

Liabilities:
Current Liabilities:
Current Portion of Long-Term Debt	$—	$36,944
Accounts Payable	24,455	20,723
Accrued Payroll Related Expenses	9,586	12,154
Accrued Expenses	6,375	6,190
Current Liabilities of Discontinued Operation, Net - Pinole Point Steel (13)	450	414

Total Current Liabilities	$40,866	$76,425

Long-Term Liabilities:
Long-Term Debt, Less Current Portion	$7,000	$7,000
Other	9,303	9,551

Total Long-Term Liabilities	$16,303	$16,551

Shareowners’ Equity:
Preferred Stock (2)	$—	$—
Common Stock (3)	374	369
Additional Paid-In Capital	75,048	72,387
Treasury Stock at Cost (4)	(46,528)	(46,528)
Retained Earnings	84,985	83,414
Accumulated Other Comprehensive Income (5)	2,347	1,991

Total Shareowners’ Equity	$116,226	$111,633

Total Liabilities and Shareowners’ Equity	$173,395	$204,609

The accompanying notes are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands)	2004	2003	2004	2003
Cash Flows From:
Operating Activities:
Net Income (Loss)	$2,438	$753	$1,571	$(1,404)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Discontinued Operation, Net - Pinole Point Steel (13)	(72)	(115)	36	10,659
Loss on Discontinued Operation - Pinole Point Steel (13)	70	200	205	448
Depreciation and Amortization	3,020	3,729	9,040	11,266
Provision (Benefit) for Deferred Income Taxes	1,757	564	1,654	(1,382)
Compensatory Effect of Stock Plans	57	166	179	770
Gain on Sale of Assets Held for Sale, Net	(625)	—	(625)	(162)
Loss on Disposal of Assets	216	—	216	—
Other, Net	(49)	(23)	(22)	228
Changes in Assets and Liabilities:
Receivables	(8,044)	(5,771)	(1,154)	(9,307)
Income Taxes Receivable	—	—	1	586
Prepaid Expenses	597	789	(546)	(123)
Inventories	(2,075)	(3,154)	(8,923)	(4,114)
Accounts Payable	2,059	2,662	3,732	(1,853)
Accrued Expenses	178	2,498	(2,606)	(4,159)
Other, Net	19	548	62	(710)

Net Cash Provided by (Used in) Operating Activities	$(454)	$2,846	$2,820	$743

Investing Activities:
Capital Expenditures	$(1,592)	$(1,233)	$(4,098)	$(3,466)
Acquisition, Net of Cash Acquired (1)	—	—	—	(568)
Proceeds from Sale of Asset	1,137	—	1,137	679
Investment in Joint Ventures (1)	—	—	—	(358)
Purchases of Marketable Securities	—	(48)	—	(83)
Proceeds from Sale of Marketable Securities	—	126	—	1,167
Proceeds from Restricted Cash and Cancellation of Letters of Credit	—	(1,077)	3,357	(1,077)
Other	(36)	18	(113)	29

Net Cash Provided by (Used in) Investing Activities	$(491)	$(2,214)	$283	$(3,677)

Financing Activities:
Payments of Debt	$(22,168)	$—	$(97,162)	$(11,558)
Proceeds under Line of Credit	21,000	—	60,218	—
Payments of Rights Redemption	—	1	—	(148)
Issuance of Common Stock	1,577	1,229	2,487	1,560

Net Cash Provided by (Used in) Financing Activities	$409	$1,230	$(34,457)	$(10,146)

Net Increase (Decrease) in Cash	$(536)	$1,862	$(31,354)	$(13,080)
Cash and Cash Equivalents at Beginning of Period	2,665	28,938	33,483	43,880

Cash and Cash Equivalents at End of Period	$2,129	$30,800	$2,129	$30,800

Supplemental Cash Flow Disclosures:
Interest Paid	$108	$23	$1,608	$1,942
Income Taxes Paid	8	8	89	660

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION

(In thousands)

The data for the three and nine months ended November 30, 2004 and 2003 have not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended February 29, 2004.

(1)	On May 7, 2003, International Steel Group, Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets, including BSC’s 33.5% interest in Walbridge Coatings (the “Partnership”). On the same day, MSC purchased from ISG this Partnership interest for $3,600. Accordingly, as of such date, the Company has a 100% ownership interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Condensed Consolidated Financial Statements. In conjunction with these transactions, the Company entered into a tolling agreement with ISG to provide electrogalvanizing and other coating and ancillary services to ISG until December 31, 2004, and ISG assumed all amounts payable by BSC to the Partnership. Through the expiration date of the tolling agreement, ISG had priority production rights for up to 25% of the available line time at the Walbridge, Ohio facility, and MSC marketed the remaining 75% of the line time. For the nine months ended November 30, 2004, ISG utilized 21% of available line time at the Walbridge facility. Subsequent to the expiration of the tolling agreement with ISG, the Company will provide services to ISG in the ordinary course of business. The Company does not expect that the tolling agreement expiration will have a material impact on operations.

During the nine months ended November 30, 2003, the Company derived approximately 2.9% of its sales from fees billed to the Partnership by a subsidiary of the Company for operating the Walbridge, Ohio facility. Summarized financial information for the Partnership is presented below. The assets and liabilities were fully consolidated at November 30, 2004 and February 29, 2004.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Income Statement Information
Net Sales	$—	$—	$—	$4,849
Loss from Operations	—	—	—	(446)
Net Loss	—	—	—	(440)

The equity in results of joint ventures in the Condensed Consolidated Income Statement for fiscal 2005 relates to the Company’s joint venture with Tekno.

2)	Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,666,331 Shares Issued and 14,477,683 Shares Outstanding as of November 30, 2004 and 18,431,998 Shares Issued and 14,243,350 Shares Outstanding as of February 29, 2004.

(4)	Treasury Stock at Cost; 4,188,648 Shares as of November 30, 2004 and February 29, 2004. No share repurchase programs are in effect at this time.

(5)	Comprehensive Income (Loss):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Net Income (Loss)	$2,438	$753	$1,571	$(1,404)
Other Comprehensive Income:
Foreign Currency Translation Adjustments	441	231	356	768

Comprehensive Income (Loss)	$2,879	$984	$1,927	$(636)

(6)	In March 2004, one of the Company’s letters of credit for $275 was canceled and the related cash collateral was released to the Company. On May 11, 2004, the remaining cash collateral ($3,082) was released to the Company upon the effective date of the new revolving line of credit agreement.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. Borrowings outstanding under the New Line were $7,000, borrowing capacity reserved for the Company’s outstanding letters of credit was $2,113, and the amount remaining available to be borrowed was $20,887 as of November 30, 2004. At the Company’s option, interest is at the bank’s prime rate (5.0% as of November 30, 2004) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income for each fiscal quarter ending on or after May 31, 2004, or $83,770, as of November 30, 2004. As of November 30, 2004, the Company was in compliance with all debt covenants. Under the New Line, there are restrictions on the Company’s use of its cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In May 2004, the Company redeemed all of its 1998 Senior Notes. The debt prepayment consisted of principal ($43,944), interest ($1,346) and a contractual prepayment penalty ($4,051). The Company recorded a loss on the early retirement of debt of $4,205 which included the contractual prepayment penalty and the write-off of previously capitalized financing charges.

(7)	Inventories consist of the following:

	November 30, 2004	February 29, 2004
Raw Materials	$16,386	$8,946
Finished Goods	23,754	22,271

Total Inventories	$40,140	$31,217

(8)	As of November 30, 2004, there were $1,394 of assets classified as Assets Held for Sale in the Condensed Consolidated Balance Sheet. The assets consist of real estate related to the Company’s idled coil coating line located in Elk Grove Village.

On December 15, 2003, the Company entered into a definitive agreement for the sale of equipment related to the idled coil coating line for $1,400 (net of commission). During the second quarter of fiscal 2005, the Company shipped a portion of the equipment ($273) to the buyer. During the third quarter of fiscal 2005, the Company shipped the remaining portion of the equipment to the buyer at which time title passed to the buyer. The final payment for the equipment in the amount of $450, was received in December 2004. As a result of the shipment of the remaining equipment, title transferred to the buyer and a gain of $548 was recognized in the third quarter of fiscal 2005 and is included in Cost of Sales in the Condensed Consolidated Statements of Income.

On June 10, 2004, the Company entered into a definitive agreement for the sale of the real estate associated with the idled coil coating line in Elk Grove Village for $1,401 (net of commission) contingent on the coil coating line being removed prior to March 1, 2005. During the third quarter of fiscal 2005, the Company recorded a loss related to the sale of the real estate of $67 based on the net realizable value of the assets due to additional costs incurred to ready the property for sale. The loss is recorded in Cost of Sales in the Condensed Consolidated Statements of Income. The sale is expected to be completed during the fourth quarter of fiscal 2005.

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

All goodwill relates to the Company’s Engineered Materials and Solutions Group segment discussed in Note 15. Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Condensed Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the nine months ended November 30, 2004.

(10)	The table presented below analyzes the components of interest expense, net.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Interest Expense, Net:

Interest Expense	$103	$763	$873	$2,500
Interest Income	(2)	(81)	(67)	(295)

Interest Expense, Net	$101	$682	$806	$2,205

(11)	During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $439 for the third quarter and $2,650 for the nine months ended November 30, 2004. A total of 97 employees were impacted by this restructuring. Of the total year-to-date amount recorded, $1,763 related to the Middletown closing ($748 in severance, $566 in severance related expense (mainly healthcare costs, outplacement and employer taxes) and $449 in shut-down costs related to closing the Middletown facility) and $887 related to other restructuring actions ($617 in severance and $270 in severance related expense). During the first nine months of fiscal 2005, $2,056 was paid and the remainder will be paid over the next five months. A total of $532 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of November 30, 2004.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. Of this amount, net cash of $476 was paid during the first nine months of fiscal 2005. A total of $239 is recorded as Accrued Payroll Related Expenses and $28 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of November 30, 2004.

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

The restructuring reserve as of November 30, 2004, is presented in the chart below which includes both the fiscal 2004 and 2005 restructuring plans.

	Severance	Other	Total
Restructuring Reserve as of February 29, 2004	$610	$71	$681
Restructuring Reserve Recorded During the Nine Months Ended November 30, 2004	1,365	1,285	2,650
Cash Payments, Net	(1,456)	(1,076)	(2,532)

Restructuring Reserve as of November 30, 2004	$519	$280	$799

(12)	MSC has qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for its defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended November 30,
	2004	2003	2004	2003
Service Cost	$41	$48	$17	$25
Interest Cost	169	195	29	28
Expected Return on Plan Assets	(112)	(86)	(2)	(1)
Amortization of Net (Gain) or Loss	6	10	—	—
Amortization of Prior Service Cost	23	27	—	(8)
Amortization of Transition Obligation	1	1	—	—

Total Net Periodic Benefit Cost	$128	$195	$44	$44

	Pension Benefits		Other Benefits
	Nine Months Ended November 30,
	2004	2003	2004	2003
Service Cost	$123	$216	$51	$85
Interest Cost	510	895	86	96
Expected Return on Plan Assets	(335)	(258)	(5)	(3)
Amortization of Net (Gain) or Loss	18	30	—	—
Amortization of Prior Service Cost	70	128	—	(27)
Amortization of Transition Obligation	3	6	—	—

Total Net Periodic Benefit Cost	$389	$1,017	$132	$151

MSC previously disclosed in its financial statements for the year ended February 29, 2004 that it expected to contribute $2,598 towards its qualified and nonqualified pension plans in fiscal 2005. As of November 30, 2004, $2,096 of contributions/payments have been made.

On May 19, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP

106-2 provides guidance on accounting for the effects of prescription drug provisions of the Medicare Act (“Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by this Act. This FSP supercedes FSP 106-1 of the same subject that allowed employers to either defer or recognize the legislation’s effect. FSP 106-2 requires accounting for the effects of the Act no later than the Company’s quarter ended November 30, 2004. The adoption of FSP 106-2 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

(13)	On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. The proceeds from liquidating the Pinole Point Steel operations included an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of November 30, 2004, there were $450 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Condensed Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

The Company recorded a loss on discontinued operation, net of income taxes, of $70 and $205 for the third quarter and year-to-date period of fiscal 2005, respectively, primarily related to workers compensation expenses (third quarter and year-to-date periods) and the settlement of a customer bankruptcy claim (year-to-date period).

(14)	The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”); the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”); the Material Sciences Corporation Stock Option Plan for Non-Employee Directors (“1996 Directors Plan”); and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been as shown in the following pro forma amounts:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Net Income (Loss):
As Reported	$2,438	$753	$1,571	$(1,404)
Stock Based Employee Compensation Expense, Net of Income Taxes	(233)	(237)	(616)	(645)

Pro Forma	$2,205	$516	$955	$(2,049)

Basic Net Income (Loss) Per Share:
As Reported	$0.17	$0.05	$0.11	$(0.10)

Pro Forma	$0.15	$0.04	$0.07	$(0.15)

Diluted Net Income (Loss) Per Share:
As Reported	$0.17	$0.05	$0.11	$(0.10)

Pro Forma	$0.15	$0.04	$0.07	$(0.15)

(15)	MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. The Company’s two reportable segments are: MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS focuses on providing material-based solutions for electronic, acoustical/thermal and coated metal applications. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems (noise and vibration) and enhance performance. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise, vibration and thermal energy. The coated metal material-based solutions include coil coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. EMS domestic and foreign sales are presented in the chart. EMD focuses on field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Corporate represents unallocated general corporate expenses. The restructuring expenses of $439 and $2,650 recorded in the third quarter and first nine months of fiscal 2005, respectively, are included in both EMS and Corporate. The retiree health care benefit curtailment adjustment to income from operations of $1,951 recorded during the second quarter of fiscal 2004 is included in EMS. The $1,964 in restructuring expenses recorded during the first quarter of fiscal 2004 is primarily included in Corporate.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Net Sales
EMS – Domestic	$64,075	$61,010	$191,455	$171,603
EMS – Foreign	2,916	3,496	7,931	8,082
EMD	372	134	1,095	237

Total	$67,363	$64,640	$200,481	$179,922

Income (Loss) Before Income Taxes
EMS	$8,158	$5,062	$20,940	$11,112
EMD	(1,397)	(1,184)	(4,280)	(3,838)
Corporate	(2,376)	(2,343)	(12,805)	(8,932)

Total	$4,385	$1,535	$3,855	$(1,658)

(16)	In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 did not have an impact on the financial position or results of operations of the Company.

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

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued and recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) will be effective for the Company’s third quarter of fiscal 2006.

(17)	MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a Superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) for the surface, soil and ground water contamination at this site.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. In the first nine months of fiscal 2005, the Company made a payment to the Midco Trust in the amount of $270. The estimated range of the Company’s remaining liability for this site is $700 to $900. This work has begun, and MSC has maintained a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In November 2003, the Company received notice of a potential liability from the United States EPA regarding a Lake Calumet Cluster Site in Chicago, Illinois. To date, the Company has been unable to estimate the potential liability for this site, if any, due to the early stage of the proceeding and limited information that has been provided.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove Village facility. The Company filed a response and in 2002 performed stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those 2002 stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicate the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line was in excess of the permit limit. To address that issue, the Company filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA granted. The Illinois EPA indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation would be referred to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company. On December 22, 2003, the Company received a notice from the office of the Illinois Attorney General of their intent to file an enforcement action regarding the alleged violations. In the fourth quarter of fiscal 2004, the Company recorded a reserve for its potential costs related to this action. The Illinois Attorney General filed a complaint on April 8, 2004. In response to a request from the Illinois EPA and the Attorney General, the Company performed additional stack tests on production lines that were not tested in 2002. The results from those tests indicated that one incinerator may be out of compliance, depending on the applicable test method. The Company made a submission to the Illinois EPA in August 2004 explaining why it believes the incinerator is in compliance. The Illinois EPA informed the Company in writing in October 2004, that it accepts the rationale for use of the alternative test method, and agrees that the incinerator is currently in compliance. The Illinois Attorney General’s office informed the Company verbally that it also agrees that the plant is currently in compliance. The parties have exchanged settlement offers, and the negotiations are continuing.

In May 2002, the Company sold substantially all of the assets of its Pinole Point Steel business. In December 2004, the purchaser of the facility received a letter from the California Regional Water Quality Control Board (“RWQCB”) requesting a work plan and timetable for the investigation of contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation activities may be required. The Company believes that the contamination occurred prior to its acquisition of the Pinole Point Steel facility in 1997, and that the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, the Company may be required to do so. The Company is unable to estimate the potential liability, if any, in this matter due to the limited information provided to date.

MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1,000 to $1,700. The Company’s environmental reserves were approximately $1,000 as of November 30, 2004.

The Company does not believe that the ultimate outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of November 30, 2004 and, where applicable, taking into account contributions from other PRPs. However, due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, actual results could differ from the Company’s estimates and could have a material adverse effect on the Company’s financial condition or results of operations.

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

(18)	On December 16 and 17, 2004, the Company’s Non-Executive Chairman of the Board, certain executive officers and key managers vested in long term incentives in the form of phantom stock units granted during fiscal 2005. According to the terms of the long term incentive agreements, the units vest and cash payouts for all of the phantom stock units are due as a result of the Company’s stock price closing above $14.00 and $15.00 for thirty consecutive trading days. The Company will record expense and pay cash of approximately $4,100 during the fourth quarter of fiscal 2005.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended November 30, 2004

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

RESULTS OF OPERATIONS

Executive Summary

A summary of the Company’s financial performance follows:

	Three Months Ended November 30,			Nine Months Ended November 30,
	2004	2003	% Variance	2004	2003	% Variance
Net Sales	$67,363	$64,640	4.2%	$200,481	$179,922	11.4%

Gross Profit Margin	$15,095	$11,763	28.3%	$43,518	$29,544	47.3%
% of Net Sales	22.4%	18.2%		21.7%	16.4%

Selling, General and Administrative	$10,219	$9,558	6.9%	$32,123	$28,665	12.1%
% of Net Sales	15.2%	14.8%		16.0%	15.9%

The industries in which the Company operates present a number of risks and opportunities, including the following:

•	Continued impact of overcapacity in the coil coating industry on pricing, facility utilization and the need for competitive terms of sale;

•	Metal availability and the high cost of metal substrate impacting all of EMS’s markets;

•	Downturn in its electronic market due to customer inventory adjustments, such as those experienced in the first nine months of fiscal 2005, and an overall decrease in the size of disk drives;

•	Shift of its supply model for the disk drive market to a toll processing program; and

•	Continued significant growth for noise, vibration and harshness (“NVH”) solutions in the acoustical/thermal markets served.

The Company continues to focus on company-wide systemic cost reductions and organizational changes by:

•	Ceasing production at its Middletown, Ohio facility on June 30, 2004;

•	Entering into a definitive agreement to sell the real estate associated with the Elk Grove Village coil coating facility (idled in 2001) on June 10, 2004; and

•	Entering into a marketing and development business arrangement with a European manufacturer, Arcelor SA, on June 30, 2004, which will allow us to expand our NVH solutions in Europe.

In addition, the continuing strategic review of the EMD business includes active discussions of a full range of business transactions to find another company who will be better able to provide the resources to accelerate the market penetration of the field-effect technology. Although the Company intends to consummate a transaction involving EMD as soon as practicable, no assurances can be made as to the timing of such transaction, or whether a transaction will be consummated or, if consummated, the nature or terms thereof.

During fiscal 2005, the Company has incurred approximately $850, as of November 30, 2004, in professional costs associated with its efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Further details regarding these efforts are disclosed below in Item 4.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. MSC entered into a separation agreement with the former officer, resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. Total restructuring expenses for the year-to-date period of fiscal 2004 were $1,964. The Company recorded additional restructuring expense of $439 during the third quarter of fiscal 2005 due to other restructuring activities. Total restructuring expenses recorded in the first nine months of fiscal 2005 were $2,650 mainly due to the shutdown of the Middletown facility in the first quarter. A total of $771 was recorded as Accrued Payroll Related Expenses and $28 was recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet at November 30, 2004.

During the second quarter of fiscal 2004, the Company curtailed the future retiree health care benefits for certain active employees of the Company resulting in a one-time reduction in operating expenses and improvement in income from continuing operations of $1,951.

MSC Engineered Materials and Solutions Group

Net sales for EMS increased 3.9% in the third quarter of fiscal 2005 to $66,991 from $64,506 in the same period last year. For the nine-month period ended November 30, 2004, net sales increased 11.0% to $199,386 from $179,685 in the same period last year.

Sales of EMS’s electronic-based materials decreased 16.1% to $5,685 during the third quarter of fiscal 2005, from $6,772 in the prior year period, and decreased in the nine-month period of fiscal 2005 to $15,480 from $19,906, or 22.2%. Much of the decrease in the third quarter was the result of shifting the Company’s supply model for the disk drive market to a toll processing program whereby the cost of metal is no longer reflected in the sales price. The following table summarizes variances within EMS’s electronic material-based solutions which impacted the decrease in those net sales:

Net Sales Variance	Three Months Ended November 30, 2004 versus 2003	Nine Months Ended November 30, 2004 versus 2003
Disk Drive	$(1,304)	$(5,197)
Other	217	771

Net Increase (Decrease)	$(1,087)	$(4,426)

Acoustical/thermal materials sales increased by 53.1% and 59.9% to $28,968 and $82,765 in the third quarter and first nine months of fiscal 2005, respectively, as compared with $18,921 and $51,771 in the same periods of fiscal 2004. The increase in Body Panel Laminate sales is due to the Company’s success in gaining new business in the automotive industry and has been the largest component of the Company’s growth in sales. The following table summarizes variances within EMS’s acoustical thermal material-based solutions which impacted the increase in those net sales:

Net Sales Variance	Three Months Ended November 30, 2004 versus 2003	Nine Months Ended November 30, 2004 versus 2003
Body Panel Laminate	$9,939	$23,594
Aftermarket Brakes	(677)	3,328
OE Brakes	522	1,244
Engine	116	3,293
Other	147	(465)

Net Increase (Decrease)	$10,047	$30,994

Sales of coated metal materials decreased 16.7% to $32,338 in the third quarter of fiscal 2005 from $38,813 last year, and decreased 6.4% for the year-to-date period ended November 30, 2004 to $101,141 from $108,008 in the same period last year. The decrease in sales for Appliance/HVAC and Lighting for the periods presented was caused in part by the shutdown of the Middletown facility. The following table summarizes variances within EMS’s coated metal material-based solutions which impacted the decrease in those net sales:

Net Sales Variance	Three Months Ended November 30, 2004 versus 2003	Nine Months Ended November 30, 2004 versus 2003
Body Panel EG	$(1,087)	$(2,339)
Other Automotive Products	(472)	(2,587)
Appliance/HVAC	(1,729)	(130)
Building Products	(1,970)	1,548
Swimming Pools	(816)	(1,721)
Lighting	(270)	(2,790)
Other	(131)	1,152

Net Increase (Decrease)	$(6,475)	$(6,867)

Our business was impacted by the higher cost of steel, some of which could not be passed on to our customers. In addition, the lack of availability of steel delayed orders or, in some cases, resulted in the cancellation of orders. We expect this situation to continue through the end of the calendar year but to a lesser extent.

EMS’s gross profit margin for the third quarter of fiscal 2005 was 22.2%, or $14,860, compared with 18.0%, or $11,637, in the third quarter of fiscal 2004. Gross profit margin for the nine-month period of fiscal 2005 was 21.5%, or $42,878, up from 16.3%, or $29,361, in the same period of fiscal 2004. The increase in gross profit was mainly due to stronger sales and improved product mix (changes in gross profit of $333 and $5,895 in the third quarter and first nine months of fiscal 2005, respectively), improved net returns and allowances due to higher metal prices for scrap sales (changes of $1,555 and $3,592 in the third quarter and first nine months of fiscal 2005, respectively), lower depreciation mainly due to the asset impairment of Middletown in fiscal 2004 (changes of $814 and $2,104 in the third quarter and first nine months of fiscal 2005, respectively), net gain on the sale and disposal of assets (change of $290 in the third quarter and first nine months of fiscal 2005) and other manufacturing cost changes resulting in a net cost reduction (changes of $231 and $1,636 in the third quarter and first nine months of fiscal 2005, respectively). Excluding the Middletown facility utilization for both periods, facility utilization declined from 73% in the third quarter of fiscal 2004 to 62% in the third quarter of fiscal 2005 and from 67% to 58% in the first nine months of fiscal 2004 and 2005, respectively.

SG&A expenses of $6,625 were 9.9% of net sales in the third quarter of fiscal 2005 and $19,785, or 9.9% of net sales, in the first nine months of fiscal 2005 as compared with $6,610, or 10.2% of net sales, in the third quarter of last year and $20,049, or 11.1% of net sales, for the nine-month period last year. Lower SG&A expense in the year-to-date period of fiscal 2005 resulted from the Company’s continuing implementation of its administrative cost reduction program, lower selling and marketing spending, offset by higher variable compensation expense.

During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $126 in the third quarter of fiscal 2005 and $2,274 for the nine months ended November 30, 2004. A total of 96 employees were impacted by this restructuring. Of the total nine-month amount recorded, $1,763 related to the Middletown closing, including $748 in severance, $566 in severance related expense (mainly healthcare costs, outplacement and employer taxes) and $449 in shut-down costs related to closing the Middletown facility. Other restructuring actions totaling $511 included $374 in severance and $137 in severance related expense (mainly healthcare costs, outplacement and employer taxes). During the first nine months of fiscal 2005, $2,029 of the total restructuring charge was paid and the remainder will be paid over the next five months.

MSC Electronic Materials and Devices Group

Net sales related to the switch/sensor business were $372 and $1,095 in the third quarter and first nine months of fiscal 2005, respectively, as compared to $134 and $237 in the same periods last year.

EMD’s gross profit was $235 in the third quarter of fiscal 2005 and $126 in the third quarter of fiscal 2004. EMD’s gross profit for the first nine months of fiscal 2005 was $640 as compared to $183 in the same period last year. The gross margins reflect commercial product sales, non-recurring engineering revenue and supply and exclusivity agreement revenue offset by the costs associated with commercial products in the non-automotive transportation markets and prototype development costs.

SG&A expenses were $1,632 in the third quarter of fiscal 2005 compared to $1,310 in the third quarter of fiscal 2004. SG&A in the first nine months of fiscal 2005 was $4,920 compared to $4,021 in the same period last year. The increase in SG&A expenses was due to increased expenditures in marketing and sales and test and validation activities as well as an increase in the minimum royalty amount payable to TouchSensor Technologies, LLC (“TST”). The Company has refocused the spending in its switch/sensor business to emphasize near-term opportunities while continuing to support supply agreement activities associated with longer-term market opportunities. We expect this will result in annual SG&A spending for the switch/sensor business of approximately $6,500 in fiscal 2005.

Total Other (Income) and Expense, Net

Total other expense, net was $52 in the third quarter of fiscal 2005 as compared with $670 in the third quarter of fiscal 2004. The decrease was mainly due to lower interest expense as a result of the early retirement of the Company’s 1998 Senior Notes in the first quarter of fiscal 2005. Total other expense, net for the first nine months of fiscal 2005 was $4,890 compared with $2,524 in the same period last year. The increase was mainly due to a loss on the early retirement of debt of $4,205 recorded in the first quarter of fiscal 2005, which included a contractual prepayment penalty and the write-off of previously capitalized financing charges somewhat offset by lower interest expense.

Income Taxes

MSC’s effective tax rate for continuing operations was 42.8% (provision) for the third quarter of fiscal 2005 versus 37.9% (provision) for the same period last year. The increase in the effective rate for the first nine months of fiscal 2005 was due to valuation allowances for net operating losses generated at the Company’s facility in Germany, a state tax job credit repayment resulting from the idling of the Middletown facility and an additional provision for income taxes related to the Company’s Malaysian branch.

General

EMS

On May 7, 2003, ISG purchased substantially all of BSC’s assets as part of BSC’s bankruptcy proceedings. On the same day, MSC purchased from ISG the remaining 33.5% ownership interest in the Partnership for $3,600. Accordingly, as of such date, the Company has a 100% ownership interest in the Walbridge, Ohio facility. Prior to May 7, 2003, the Company accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Condensed Consolidated Financial Statements. In conjunction with these transactions, MSC entered into a tolling agreement with ISG to provide EG and other coating and ancillary services to ISG for a period ending on December 31, 2004, and ISG assumed amounts payable by BSC to the Partnership through the expiration date of the tolling agreement. ISG had priority production rights to 25% of the available line time at the Walbridge, Ohio facility, and MSC marketed the remaining 75% of the line time. For the first nine months of fiscal 2005, ISG utilized 21.0% of available line time at the Walbridge facility. Subsequent to the expiration of the tolling agreement with ISG, the Company will provide services to ISG in the ordinary course of business. The Company does not expect that the tolling agreement expiration will have a material impact on operations.

The Company expects that Walbridge Coatings’ sales to ISG for fiscal 2005 will be significantly less than the fiscal 2004 sales based upon the expected decline in ISG’s utilization of the facility, partially offset by increased production of Quiet Steel. The Walbridge, Ohio facility’s current and future production levels are dependent, in large part, upon economic conditions in the industries that use EG and other coated sheet steel products, including the automotive and appliance industries, the continued increase in the sales of noise and vibration products and the potential shifting of EG business between electrogalvanizing facilities by major steel producers.

EMD

On January 31, 2002, the Company expanded its electronic material-based solutions by entering into an exclusive license agreement with TST. This agreement provides EMD the right to manufacture, use and sell TST’s patented touch sensor technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount. In general, the exclusive license period ends on February 28, 2006, subject to the Company’s right to extend the exclusive license period under certain conditions. As of November 30, 2004, the remaining fiscal 2005 minimum annual royalty amount payable to TST is $1,374, of which $687 was paid December 1, 2004.

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

RESULTS OF DISCONTINUED OPERATION

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. The proceeds from liquidating the Pinole Point Steel operations included an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of November 30, 2004, there were $450 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V.

Pinole Point Steel has been reported as a discontinued operation, and the Condensed Consolidated Financial Statements have been reclassified to segregate the net liabilities and operating results of the business.

The Company recorded a loss on discontinued operation, net of income taxes, of $70 and $205 for the third quarter and first nine months of fiscal 2005, respectively, primarily related to workers compensation expenses (third quarter and year-to-date periods) and the settlement of an accounts receivable dispute (year-to-date period). During the third quarter and the first nine months of fiscal 2004, the Company recorded a loss on discontinued operation, net of income taxes, of $200 and $448, respectively, primarily related to workers compensation expenses.

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

During the third quarter of fiscal 2005, MSC utilized $454 of cash from operating activities as compared with generating $2,846 in the third quarter last year. The decrease in cash generation was due mainly to higher accounts receivable related to the increase in sales volume particularly with automotive customers during the third quarter of fiscal 2005. For the first nine months of fiscal 2005, the Company generated $2,820 of cash from operating activities compared to $743 in the same period last year. The second quarter of fiscal 2004 included the receipt of an income tax refund of $10,589 primarily related to the sale of Pinole Point Steel. Excluding this refund for the first nine months of fiscal 2004, the cash flow from operating activities increased significantly during the first nine months of fiscal 2005 due to improved accounts receivable collections. Inventory values have increased due to the rise in steel prices in fiscal 2005, and inventory levels have increased to support current and expected sales volumes in key markets.

In the third quarter and first nine months of fiscal 2005, MSC invested $1,592 and $4,098 in capital improvement projects, respectively, compared to $1,233 and $3,466 in the same periods last year, respectively. There was no investment in joint ventures in the first nine months of fiscal 2005 and $358 for the same period last year.

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

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. Borrowings outstanding under the New Line were $7,000, borrowing capacity reserved for the Company’s outstanding letters of credit was $2,113, and the amount remaining available to be borrowed was $20,887 as of November 30, 2004. At the Company’s option, interest is at the bank’s prime rate (5.0% as of November 30, 2004) or at LIBOR plus a margin based on the ratio of funded debt to

EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income for each fiscal quarter ending on or after May 31, 2004, or $83,770, as of November 30, 2004. As of November 30, 2004, the Company was in compliance with all debt covenants. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

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

On December 15, 2003, the Company entered into a definitive agreement for the sale of equipment related to the idled coil coating line for $1,400 (net of commission). During the second quarter of fiscal 2005, the Company shipped a portion of the equipment ($273) to the buyer. During the third quarter of fiscal 2005, the Company shipped the remaining portion of the equipment to the buyer at which time title passed to the buyer. The final payment for the equipment in the amount of $450 was received in December 2004. As a result of the shipment of the remaining equipment, title transferred to the buyer and a gain of $548 was recognized in the third quarter of fiscal 2005 and is included in Cost of Sales in the Condensed Consolidated Statements of Income.

On June 10, 2004, the Company entered into a definitive agreement for the sale of the real estate associated with the idled coil coating line in Elk Grove Village for $1,401 (net of commission) contingent on the coil coating line being removed prior to March 1, 2005. During the third quarter of fiscal 2005, the Company recorded a loss related to the sale of the real estate of $67 based on the net realizable value of the assets due to additional costs incurred to ready the property for sale. The loss is recorded in Cost of Sales in the Condensed Consolidated Statements of Income. The sale is expected to be completed during the fourth quarter of fiscal 2005.

On December 1, 2004, the Company made a minimum annual royalty payment of $687 for the third quarter of fiscal 2005 compared with a payment of $375 for the third quarter of fiscal 2004, related to the license agreement with TST which was accrued for at the end of the quarter.

On December 16 and 17, 2004, the Company’s Non-Executive Chairman of the Board, certain executive officers and key managers vested in long term incentives in the form of phantom stock units granted during fiscal 2005. According to the terms of the long term incentive agreements, the units vest and cash payouts for all of the phantom stock units are due as a result of the Company’s stock price closing above $14.00 and $15.00 for thirty consecutive trading days. The Company will record expense and pay cash of approximately $4,100 during the fourth quarter of fiscal 2005.

The Company is party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, is $1,000 to $1,700 as of November 30, 2004. Refer to Note 17 for additional information.

Contractual Obligations

The following table summarizes the contractual obligations the Company has outstanding by fiscal year as of November 30, 2004.

Contractual Obligations	Total	Remaining in current fiscal year	1-3 Years	3-5 Years	More Than 5 Years
Long-term Debt Obligations	$7,000	$—	$7,000	$—	$—
Operating Leases	5,486	473	3,155	1,858	—
Minimum Royalties	3,437	687	2,750	—	—

Total	$15,923	$1,160	$12,905	$1,858	$—

On December 3, 2004, the Company entered into a commercial lease for approximately 56,000 square feet of new space located in the Detroit, Michigan metropolitan area. Average annual base rent is approximately $472. The term of the lease commences when the construction on the new center is complete (approximately December 2005) and is therefore not included in the above table.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, goodwill, income taxes and defined benefit retirement plans. Details regarding the Company’s use of these policies and the related estimates are described fully in MSC’s Annual Report on Form 10-K/A for the fiscal year ended February 29, 2004 filed with the Securities and Exchange Commission. There have been no material changes to the Company’s critical accounting policies that impacted MSC’s financial condition or results of operations in the third quarter and first nine months of fiscal 2005.

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

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. The following factors, among others, could cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q:

•	The Company’s ability to successfully implement its restructuring and cost reduction plans and achieve the benefits it expects from these plans, net of estimated severance-related costs;

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Competitive factors (including changes in industry capacity);

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations (including the ruling under Section 201 of the Trade Act of 1974);

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America and Europe;

•	Proceeds and potential impact from the potential sale or idling of facilities or other assets;

•	Increases in the prices of raw and other material inputs used by the Company, as well as availability;

•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;

•	The risk of the successful development, introduction and marketing of new products and technologies, including products based on the touch sensor technology the Company has licensed from TST;

•	The anticipated marketing and research and development spending and the license fee payable to TST related to the switch/sensor business;

•	The realization of the future value of the Lear Corporation agreement and other potential transactions involving EMD;

•	Facility utilization and product mix at the Walbridge, Ohio facility, including the extent of ISG’s utilization;

•	Realization of the tax credit carryforward generated from the sale of Pinole Point Steel and other net operating loss carryforwards;

•	The impact of future warranty expenses;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations, including any risks, costs and penalties arising out of an enforcement action by the Illinois EPA and Illinois Attorney General related to the Company’s Elk Grove Village facility and the Lake Calumet Cluster Site;

•	The successful shift of the Company’s supply model for the disk drive market to a toll processing program;

•	Other factors, risks and uncertainties identified in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended February 29, 2004, as filed with the Securities and Exchange Commission.

An additional risk factor that could affect investor confidence and market value relates to the Company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto (“Section 404 Rules”). As of February 28, 2005, the Company’s system of internal controls over financial reporting must comply with the requirements of the Section 404 Rules. The Company is currently undergoing a comprehensive effort to document and test its internal controls over financial reporting and to assess that such controls are designed and operating effectively. As discussed in Item 4, because of the proximity of the compliance date for the Section 404 Rules, the Company may identify deficiencies in internal controls that it may not be able to remediate prior to reporting on internal controls over financial reporting. If the Company is unable to timely conclude on the effectiveness of its system of internal controls over financial reporting under the Section 404 Rules, or if the Company must disclose material weaknesses related to its system of internal controls over financial reporting, such as those disclosed during the second quarter of fiscal year 2005, investor confidence in the Company’s internal controls over financial reporting and financial statements could be damaged and cause the Company’s stock price to decline.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures were effective.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Evaluation of internal control over financial reporting. The Section 404 Rules (as defined above) require that management document and test the internal controls over financial reporting and to assert in the Company’s Annual Report on Form 10-K for the year ended February 28, 2005 and in subsequent Annual Reports on Form 10-K thereafter, whether the internal controls over financial reporting at fiscal year-end are designed and operating effectively. Any material weakness in internal controls over financial reporting existing at that date will preclude management from making a positive assertion.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with the Section 404 Rules within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting during fiscal years 2004 and 2005. In this regard, the Company has dedicated internal resources, hired additional staff, engaged outside consultants and adopted a detailed work plan to: (1) assess and document the adequacy of internal controls over financial reporting; (2) take steps to improve control processes where required; (3) validate through testing that controls are functioning as documented; and (4) implement a continuous reporting and improvement process for internal controls over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal controls over financial reporting is consistent with the objectives of the Section 404 Rules.

During fiscal year 2005, the Company has continued to document, evaluate and test its internal controls over financial reporting. The Company’s documentation and testing to date have identified certain deficiencies in the documentation, design and effectiveness of internal controls over financial reporting that the Company has either remediated or is in the process of remediating. In addition, documentation and testing is continuing. There is a risk that during the course of our efforts, the Company may identify deficiencies that the Company may not be able to remediate in time to meet the February 28, 2005 deadline for compliance with the requirements of the Section 404 Rules. In this regard, the Audit Committee of the Company’s Board of Directors recently received a letter from the Company’s independent registered public accounting firm expressing concern over the significant amount of work to be completed in a limited time period, noting that if the Company does not achieve its timetable for its performance of this work, the independent registered public accounting firm may not be able to complete its work in order to report on the Company’s assertion regarding its internal controls and the effectiveness of its internal controls prior to the deadline. The Company is endeavoring to complete the documentation and testing process in a timely manner, and the Company believes it is devoting sufficient resources to achieve this goal. However, the Company can provide no assurances that it will meet this objective.

Even if the Company is able to complete its documentation and testing process in a timely manner, the Company can provide no assurances as to its, or its independent registered public accounting firm’s, conclusions as of February 28, 2005 with respect to the effectiveness of the Company’s internal controls over financial reporting.

Changes in internal control over financial reporting. As previously reported, subsequent to the issuance of the Company’s financial statements for the year ended February 29, 2004, the Company determined that an overstatement of the fiscal 2004 asset impairment charge related to the closure of its Middletown, Ohio coil coating facility required restatement of its annual financial statements for the fiscal year ended May 31, 2004. The error was indicative of a material weakness of internal controls in reviewing significant transactions by someone other than the person preparing the bookkeeping entry. Since the error, the Company increased its accounting staff, reinforced its requirements for review of significant transactions and established an internal audit department to support and verify its efforts to improve internal controls. There were no other changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2004

PART II. OTHER INFORMATION

Item 6. Exhibits

Reference	is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 10th day of January 2005.

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