Form 10-K
period 2005-02-28
MATERIAL SCIENCES CORP
filed 2005-07-08
CIK 755003

United States

Washington, D.C. 20549

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: February 28, 2005 OR
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to Commission file number: 1-8803

(Exact name of registrant as specified in its charter)

Delaware	95-2673173

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 East Pratt Boulevard, Elk Grove Village, Illinois	60007

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847-439-2210

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.02 par value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes                  No         X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes         X         No

The aggregate market value of the voting stock of the registrant held by shareowners of the registrant (not including any voting stock owned by directors or executive officers of the registrant [such exclusion shall not be deemed an admission that any such person is an affiliate of the registrant]) was approximately $158,002,321 as of August 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

As of June 20, 2005, the registrant had outstanding an aggregate of 14,641,653 shares of its common stock.

Document Incorporated by Reference

Portions of the following document are incorporated herein by reference into the indicated part of this Form 10-K:

Document Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on August 18, 2005	Part of Form 10-K into which incorporated Part III

PART I

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects”, “anticipates”, “intends”, “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Cautionary Statement Regarding Forward-Looking Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

Item 1. Business

Overview

Material Sciences Corporation and its subsidiaries (“MSC” or the “Company”) designs, manufactures and markets material-based solutions for acoustical/thermal, coated metal and electronic applications. Until June 20, 2005, the Company was organized under two business segments – MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). As described below, substantially all of the assets of EMD were sold on June 20, 2005. Accordingly, MSC will only operate in one business segment after the first quarter of fiscal 2006. Headquartered in a suburb of Chicago, Illinois, MSC has been in operation since 1971 and is incorporated under the laws of the State of Delaware.

EMS, which represented 99.4% of the Company’s fiscal 2005 net sales, focuses specifically on three major categories of material-based solutions: acoustical/thermal, coated metal and electronic applications. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and thermal energy. The coated metal material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The electronic material-based solutions include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems and enhance performance. EMS’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets worldwide. The Company’s acoustical/thermal and electronic products are primarily manufactured and marketed as EMS’s own products. With coated metal applications, EMS generally acts as a “toll coater” by processing its customers’ metal for a fee, without taking ownership of the metal.

Until substanstantially all of its assets were sold on June 20, 2005, EMD focused primarily on the design, development and commercialization of field-effect technology for sensors, switches and interface solutions under an exclusive license agreement with TouchSensor Technologies, LLC (“TST”). This agreement provided EMD the right to manufacture, use, further develop and sell TST’s patented touch sensor technology in the consumer electronics and transportation markets. Based on its patented field-effect technology, EMD provided a range of products to solve specific problems in target industries as well as worked directly with original equipment manufacturers to custom design products to meet the exact needs of specific applications. Although the Company believes that there are numerous market opportunities for field-effect technology, the Company concluded that the business is not a strategic fit with the Company’s primary coated and laminated material-based solutions. Accordingly, the Company concluded an agreement on June 20, 2005 for the sale of substantially all of the assets of EMD to TST in consideration of the release from current and future contractual commitments to TST. EMD will be reported as a discontinued operation beginning in the second quarter of fiscal 2006.

For certain financial information concerning the Company’s business segments, see note 14 of the notes to the Consolidated Financial Statements entitled “Business Segments.”

The Company, through its subsidiaries; Material Sciences Corporation, Engineered Materials and Solutions Group, Inc., MSC Walbridge Coatings Inc. (“Walbridge”), MSC Laminates and Composites Inc. (“MSCLC”) and MSC Europe GmbH & Co. KG (“MSC Europe”), operates five manufacturing plants in the United States and Europe: two facilities in Elk Grove Village, Illinois (“Elk Grove Village”); one facility in Morrisville, Pennsylvania (“Morrisville”); one facility in Walbridge, Ohio (“Walbridge”) and one facility in Eisenach, Germany. Prior to its sale, the Company’s Electronic Materials and Devices Group obtained its products from a number of contract subassemblers and therefore, did not operate a manufacturing facility.

As a part of the Company’s continual strategic planning process, management has been aggressively evaluating the strategic position, growth and economic value potential of its businesses with the object of creating additional value for its shareowners. As a result of this planning process and consistent with the demands of the market, management implemented a restructuring plan that included certain of its manufacturing facilities. In fiscal 2005, the Company closed its coil coating facility located in Middletown, Ohio (“Middletown”) and concluded the sale of its idled coil coating facility in Elk Grove Village. Additional information concerning these transactions is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The anticipated phases of the Company’s restructuring plan were completed in fiscal 2005, with the exception of the disposal of the EMD business segment which was completed in the second quarter of fiscal 2006.

The Company continues to expand its global reach and presence as a leading supplier of material-based solutions primarily through partnerships, alliances and third party agreements. In South America, MSCLC owns a 51% interest in a joint-venture partnership with Tekno S.A. (“Tekno”) which provides for the manufacture and sale of EMS acoustical/thermal products. The Company also provides for the manufacture, sale and marketing of its electronic products in Southeast Asia through a third party in Malaysia. In the fourth quarter of fiscal 2005, the Company announced its expansion in the European market through a strategic alliance with Arcelor SA (“Arcelor”). This alliance will provide MSC Europe with expanded manufacturing, technical support, marketing, and sales capabilities for its acoustical/thermal material-based solutions, primarily Quiet Steel®, a multilayer composite of metals, coatings and other materials, typically consisting of metal outer skins surrounding a thin viscoelastic core material.

MSC Engineered Materials and Solutions Group

The Company’s EMS business segment is a supplier of engineered material-based solutions, applying its expertise in metal composite technology to solve design challenges for many of the largest automotive, appliance, electronic and telecom equipment manufacturers in the world. The Company believes that it maintains strong customer relationships by providing engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure. This combination enhances our ability to deliver engineered material-based solutions to customers’ manufacturing facilities on time, within specifications and under budget. The Engineered Materials and Solutions Group maintains its position as a valued partner to MSC’s worldwide customer base through its innovative thinking, new market penetration and material development strategies.

EMS manufactures composites typically consisting of steel or other metals in combination with polymers or other materials to achieve specific properties, such as noise and vibration reduction and thermal insulation, also known as acoustical/thermal and electronic materials. EMS also laminates, coats and electrogalvanizes various types of metal. These products consist of functionally engineered materials that are designed to meet specific customer requirements. Products are primarily designed and produced as a result of EMS’s research and development efforts and the proprietary equipment and processes designed and implemented by its engineering and manufacturing organizations. EMS supplies its acoustical/thermal, coated metal and electronic materials to a variety of markets both in the United States and internationally. The majority of these materials are used in the automotive, building and construction, electronics, lighting and appliance markets. Primary products included in the acoustical/thermal material-based solutions are disc brake noise dampers and Quiet Steel® for automotive body panels and engine parts. In the coated metal material-based solutions, major products include coil coated and electrogalvanized protective and decorative coated metal for use as automotive body skins, metal building skins, appliance cabinets (refrigerators, freezers and other appliances), heating and ventilation applications, lighting, furniture and fixtures. EMS’s product line in the electronic material-based solutions generally consists of computer hard disk drive covers, storage racks and electronic cabinets.

Acoustical/Thermal Material-Based Solutions. The Company believes that EMS is a leader in the development and manufacturing of continuously processed coated materials that reduce noise and vibration and create thermal barriers. EMS’s proprietary Quiet Steel® is engineered to meet a variety of needs in the market. The automotive industry is currently the largest market for metal composites, which are being used to replace solid sheet metal parts, including body panels, floor pans, wheel wells, oil pans, valve covers, front engine covers and heat shields. Quiet Steel® is being evaluated for use in other internal components such as appliances, lawn and power equipment and heating, ventilation and air conditioning (“HVAC”) products. EMS produces Quiet Steel® at its Elk Grove Village and Walbridge locations. As a result of the continued acceptance and growth in demand for Quiet Steel® in foreign automotive and electronic markets, Quiet Steel® is now also manufactured in Europe through the Company’s strategic alliance with Arcelor. The Company continues to see expansion in the European market through this strategic alliance.

The disc brake noise damper market developed as manufacturers moved to asbestos-free brake linings. The increased brake noise these linings produce can be virtually eliminated by the composite materials pioneered by EMS. The Company believes that EMS’s material is used in over 50% of the North American disc brake noise dampers manufactured for the original equipment market and the aftermarket.

Coated Metal Material-Based Solutions. EMS continues to be recognized for its research and development and new product and process development activities involving the continuous, high-speed, roll-to-roll coating of metal. The Company’s coated metal material-based solutions include painted, EG protective and decorative coatings applied to coiled metal of various widths and thicknesses, in a continuous, high-speed, roll-to-roll process.

The Company believes that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. In the process, sheet metal is unwound from a coil, cleaned, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers that fabricate the coated metal into finished products that are sold in a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. The finished product of pre-painted or coil coated metal is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. EMS’s coil coated products are primarily used by manufacturers of building products, appliances, HVAC, lighting and automotive products. Manufacturers that use pre-painted materials can eliminate or significantly reduce on-site post-fabrication paint lines and the associated costs. Pre-painted materials also facilitate the adoption of just-in-time and continuous process manufacturing techniques providing lower manufacturing costs and improved product quality. Use of pre-painted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing. EMS’s strategy in coil coating has been to produce high-volume, competitively coated products at low cost, as well as to identify, develop and produce specialty niche products meeting specific customer requirements.

Coil coating technology reduces the environmental impact of painting and manufacturers’ energy needs. In coil coating processes, over 98% of the coating material is applied, in contrast with the significant waste from “overspray” typical in post-fabrication painting. The energy required to cure coil coated metal is substantially less than that required by other coating methods. These savings are achieved because of high-speed material processing and because 90% to 95% of the coatings’ volatile organic compounds are recycled back into the curing ovens and/or used as fuel.

Electrogalvanizing is a corrosion-resistant steel coating process used primarily in the manufacture of automobile and light-truck body skins. EMS manufactures EG solutions at its MSC Walbridge facility in Walbridge, Ohio. In May 2003, the Company purchased the remaining interest in this facility as a result of a transaction with International Steel Group, Inc. (see Note 2 of the Notes to the Consolidated Financial Statements entitled “Joint Venture and Partnership”). MSC Walbridge has the ability to provide a full complement of pure zinc and zinc-nickel plated products and organic coatings that offer corrosion resistance, forming or cosmetic advantages over competitive products, such as plastic and hot-dip galvanized steel. Most EG customers are suppliers of sheet steel to the United States automobile industry. The Company believes that MSC Walbridge is the only facility in North America capable of meeting the wide-width sheet steel demand in a single pass through its line.

Electronic Material-Based Solutions. NRGDamp™ is EMS’s proprietary laminated metal used to manufacture hard disk drive covers to reduce vibrational noise and improve performance. Although hard drives are best known for storing data in computers, they are quickly being adopted for a number of other related products. The need for vibration damping in data-storage applications also extends to storage racks and brackets.

MSC Electronic Materials and Devices Group

Until substantially all of its assets were sold on June 20, 2005, EMD offered the transportation and consumer electronics markets the world’s only field-effect sensor that may be implemented as a 5-volt, digital, stand-alone, software-free switch, as recognized by Underwriters Laboratories, Inc. Products using the switch/sensor include interface control panels for fluid-level sensing devices for recreational vehicles and marine markets. The switch/sensor operates by generating an electronic field above and below the substrate that covers it – typically a glass or plastic panel. When the field is disrupted, the switch/sensor is triggered. Since the switch/sensor has adjustable sensitivity levels, it can be fine-tuned to meet the requirements of each application. Because the switch/sensor is solid-state with no moving parts and is mounted entirely behind the interface material (including glass or plastic), it is protected from environmental conditions and operating abuse that often damage ordinary mechanical or membrane switch/sensors. These switch/sensors can be integrated into new or current user interfaces, reducing time-to-market and developmental costs. This sensor technology also can be configured to detect non-human machine and material movements.

Competition

The market for the Company’s material-based solutions is highly competitive, both domestically and internationally. There are competitors in each product market served by MSC, some of which may have greater resources than the Company. The Company believes that its technology, product development capability, technical support and customer service place it in a strong competitive position in the acoustical/thermal and electronic markets. The competition for Quiet Steel®, including mastics, doublers and other add-on damping treatments, adds cost, complexity and weight in their applications.

The Company’s coated metal material-based solutions compete with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as; spraying, dipping and brushing. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of price, quality and customer service. The domestic coil coating market is approximately 25% over capacity which also leads to extreme pricing competition in the market.

The Company believes it is one of the largest coil coaters in the United States with approximately 9% of the non-captive coil coating market. The Company’s future share of the market could be affected by the recent acquisition of a significant competitor by a financially sound third party. Although there can be no assurance, the Company expects that the market penetration of coated metal (coil coating) will increase as a result of more stringent environmental regulation and the energy efficiency, quality and cost advantages provided by pre-painted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations.

Competition for the production and sale of EG steel for the automotive industry consists primarily of foreign and domestic owned steel companies that manufacture EG steel in the United States either directly or through joint ventures. Limited quantities of EG steel are imported into the United States from foreign steel suppliers. The domestic steel industry has suffered numerous bankruptcies and strong international competition which has affected the Company’s EG business and the availability and cost of steel substrate. In addition, the use of automotive quality hot-dip galvanized steel continues to make inroads into the EG market. The Company is unable to determine the effect, if any, on the market resulting from the substitution of other materials, changes in galvanizing technology, existence of excess capacity and the entrance of additional capacity.

International

The Company believes that significant international opportunities exist for MSC, particularly for its acoustical/thermal products. In an effort to capitalize on these opportunities, the Company maintains certain distribution, manufacturing, licensing and royalty agreements with agents and companies in Europe, South America and Southeast Asia that cover its Quiet Steel® and disc brake noise dampers. These agreements provide MSC the opportunity for market expansion in those geographic areas. To further the Company’s penetration of its acoustical/thermal products in the European market, the Company entered into a strategic alliance with Arcelor in the second quarter of fiscal 2005. This alliance will allow for the expanded manufacturing, technical support, marketing and sales of the Company’s Quiet Steel® product to foreign automotive manufacturers. Penetration in the European brake market has been slower than expected. However, the Company anticipates its brake sales to increase in fiscal 2006 as a result of a recent award of new business to MSC Europe by a significant foreign automotive manufacturer. The Company continues to pursue a variety of other business relationships, including direct sales, distribution agreements, licensing, acquisitions and other forms of partnering to increase its international sales and expand its international presence.

The Company implemented certain changes to its international business in fiscal 2005 as a part of its worldwide efforts to reduce costs and improve efficiencies. The manufacture of its electronic products for export sales was transitioned from the Company’s Elk Grove Village manufacturing line to its branch in Malaysia in the third quarter of fiscal 2005. As a result of the changes in the supply model for the hard disk drive market, MSC also shifted its business model in Malaysia from package sales to a toll processing program, moving the cost of the metal from the Company to the customer. The initial results of these changes met cost reduction targets and decreased direct export sales as a percentage of net sales in fiscal 2005 to 6% from 10% and 8% in fiscal 2004 and 2003, respectively.

Marketing and Sales

The Company markets its products, services and technologies nationally and internationally through its in-house sales and marketing organization as well as through independent distributors, agents and licensees. Primary target markets for the Company’s products include the automotive, building and construction, electronics, lighting and appliance markets. The Company believes it is a valued leader in the industries it serves because of its engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure.

MSC employs certain individuals with noise, vibration and harshness (“NVH”) experience using a proven sales methodology for penetrating the automotive markets it serves. The retention of these individuals is important to the continued development of solutions supporting the growth in sales of MSC’s laminate products. All of the Company’s selling activities are supported by technical service departments that aid customers in the choice of available materials and their use in the customer’s manufacturing process.

The Company estimates that the original equipment and aftermarket segments of the transportation industry were the end users for approximately 54%, 44%, and 51% of MSC’s net sales in fiscal 2005, 2004 and 2003, respectively. The Company also estimates that customers in the building products market were the end users for approximately 9%, 16%, and 18% of net sales in fiscal 2005, 2004 and 2003, respectively.

Due to concentration in the automotive industry, the Company believes that sales to individual automotive companies, including indirect sales, are significant. One end user of the Company’s acoustical/thermal solutions (DaimlerChrysler) accounted for approximately 12%, 6%, and 3% of the Company’s consolidated net sales in fiscal 2005, 2004 and 2003, respectively. The Company believes that additional business opportunities exist for the sale of its acoustical/thermal material solutions as a result of the recent increase in transplant business by foreign automotive manufacturers and is concentrating its marketing and sales efforts accordingly.

Backlog. The Company’s backlog of orders as of February 28, 2005 was approximately $20.7 million, all of which is expected to be filled during the remainder of fiscal year 2006. The Company’s backlog as of February 29, 2004, was approximately $20.4 million.

Raw Materials. MSC is generally not dependent on any one source for raw materials or purchased components essential to its business for which an alternative source is not readily available. During fiscal 2005, the shortage of available metal and higher pricing continued which affects each of the markets served by the Company. Thin gauged, wide-width material for use in the manufacture of Quiet Steel® for body panels for the automotive industry has recently become increasingly difficult to obtain. The Company expects this industry-wide metal shortage to continue for at least the first three quarters of fiscal 2006.

Seasonality. MSC believes that its business, in the aggregate, is not seasonal. However, some of its products, such as materials used for building products and swimming pools, experience greater demand in some seasons.

Environmental Matters

The Company believes it operates its facilities and conducts its business, in all material respects, in accordance with applicable environmental laws. The Company spent approximately $2.7 million ($.3 million on capital projects and $2.4 million of expense) for maintenance and installation of environmental controls at its facilities in fiscal 2005 and has budgeted approximately $3.3 million for fiscal 2006. For additional information regarding the Company’s environmental matters, see Item 3. “Legal Proceedings” and Note 3 of the Notes to the Consolidated Financial Statements entitled “Contingencies.”

Research and Development

Management estimates that it spent approximately $4.4 million in fiscal 2005 for product and process development activities compared to $4.3 million and $3.9 million in fiscal 2004 and 2003, respectively.

The Company is dedicated to its research and development efforts, often initiating technological process developments in the industry. To build upon its position as a leader in the industry, the Company entered into an agreement for the development and lease of a new Application Research Center

(“ARC”) in the Detroit, Michigan area. This new testing and development center will provide technical and development facilities for all of the Company’s products with a concentration on NVH for the continued engineering, application and validation of its NVH material solutions.

When possible, the Company seeks patent and trademark protection for its products. The Company owns, and is licensed under, a number of U.S. and foreign patents, patent applications, trademarks and trademark applications. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal terms of patents in the various countries where patent protection is obtained. While the Company considers its various patents, patent applications, trademarks and trademark applications to be important, it does not believe that the loss of any individual patent, patent application, trademark or trademark application, as of June 20, 2005, would have a material adverse effect upon its business as a whole.

Employees

As of February 28, 2005, the Company had 562 full-time employees. Of this number, approximately 352 were engaged in manufacturing, 63 in marketing and sales, 128 in administrative and clerical positions and 19 in process and product development. The Company’s Elk Grove Village, Morrisville and Walbridge production employees are covered by separate union contracts expiring in February 2007, November 2005 and September 2006, respectively. Employees at the Company’s Eisenach, Germany facility are not represented by a union. The Company’s union employees are vital to its operations. The Company considers its relationships with its employees and unions to be good.

Available Information

MSC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on MSC’s website at www.matsci.com as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. The Company will also furnish paper copies of such filings free of charge upon request.

MSC’s corporate headquarters are located at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, and its telephone number is (847) 439-2210.

Executive Officers of the Registrant

As of June 30, 2005, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, are as follows:

Executive Officer	Age	Position(s)	Officer Since
Ronald L. Stewart	62	Chief Executive Officer and Director	2004

Clifford D. Nastas	42	President and Chief Operating Officer	2001

Jeffrey J. Siemers	52	Executive Vice President, Chief Administrative and Financial Officer and Secretary	2004

John M. Klepper	58	Vice President, Human Resources	2003

Ronald L. Stewart. Mr. Stewart continues to serve as the Company’s Chief Executive Officer and a member of the Company’s Board of Directors. Prior to that time, Mr. Stewart served as President and Chief Executive Officer as well as a member of the Company’s Board of Directors since March 2004. Prior to joining MSC, Mr. Stewart held the positions of President and Chief Executive Officer of Pangborn Corporation, a global manufacturer of surface preparation equipment for the metals industry, from 1999 to 2004. Mr. Stewart continues to serve as Vice Chairman for the Pangborn Corporation Board of Directors.

Clifford D. Nastas. On June 29, 2005, Mr. Nastas was named the Company’s President and Chief Operating Officer. Previously, Mr. Nastas served as the Company’s Executive Vice President and Chief Operating Officer since October 2004. Prior to that time he held numerous executive positions with the Company including: Vice President and General Manager of EMS from May 2004 to October 2004; Vice President of Sales and Marketing of EMS from July 2003 to May 2004; and Vice President of Marketing of MSCLC from November 2001 to July 2003. Prior to joining MSC, Mr. Nastas served as the Global Automotive Business Director for Honeywell International Inc., a technology and manufacturing provider of aerospace products, control technologies, automotive products, specialty chemicals and advanced materials, since 1995.

Jeffrey J. Siemers. On June 29, 2005, Mr. Siemers was named the Company’s Executive Vice President, Chief Administrative and Financial Officer and Secretary. Previously, Mr. Siemers served as Vice President, Chief Financial Officer and Secretary of the Company since July 2004. Prior to joining MSC, Mr. Siemers held the position of Vice President of Finance of Orbis Corporation, a leading manufacturer of plastic returnable/reusable products for use in material handling applications from November 2000 to March 2004 and Vice President of Finance of Brady Corporation, a publicly traded world leader in identification solutions, prior to that time.

John M. Klepper. Mr. Klepper has served as the Company’s Vice President of Human Resources since June 2003 and Vice President of Human Resources for MSC EMS since March 2002. Previous to this, he held the position of Director of Corporate Human Resources of MSC from March 2000 to March 2002. Prior to joining the Company, Mr. Klepper was the Vice President of Human Resources for Fluid Management, Inc., a worldwide manufacturer of mixing and tinting equipment for the paint, coatings, and ink industries, since 1997.

Item 2. Properties

The Company owns or leases facilities with an aggregate of approximately 1,238,000 square feet of space. In addition to the principal physical properties used by the Company in its manufacturing operations as summarized in the table below, the Company leases sales and administrative offices pursuant to short-term leases.

In fiscal 2005, the Company completed the sale of its property associated with its idled coil coating facility in Elk Grove Village and closed its Middletown coil coating production facility. Additional information concerning these transactions and events is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company considers all of its principal facilities to be in good operating condition and sufficient to meet the Company’s near-term operating requirements. In addition to the properties noted below, the Company also has products manufactured through a joint venture with Tekno in South America as well as third parties in North America and Southeast Asia.

Location	Approximate Area in Square Feet	Ownership or Lease Expiration		Primary Business Segment Served	Description
Elk Grove Village, Illinois Plant No. 2	205,000	Owner		EMS	Laminating and Coil Coating Facility, General Offices
Elk Grove Village, Illinois Plant No. 7	281,000	Owner		EMS	Coil Coating Facility, Corporate and General Offices
Morrisville, Pennsylvania	136,000	Owner		EMS	Coil Coating Facility, General Offices
Middletown, Ohio (Closed July 2004)	171,000	Owner		EMS	Coil Coating Facility
Walbridge, Ohio	351,000	June 2008	(1)	EMS	Electrogalvanizing, Laminating and Coil Coating Facility
Eisenach, Germany	13,000	Owner		EMS	Stamping and Testing Facility, General Offices
(1)	At the option of the Company, this lease may be further extended in five year increments through June 30, 2023.

Item 3. Legal Proceedings

Environmental Matters

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters as detailed below. The Company does not believe that the ultimate outcome of these proceedings will have a material adverse effect on its financial condition or results of operations. However, due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, actual results could differ from the Company’s estimates and cause a material adverse effect on the Company. MSC believes its range of exposure for these proceedings and known sites is $1.0 million to $1.6 million and as of February 28, 2005, has approximately $1.0 million in its environmental reserves.

In 1984 MSC was named as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at a Superfund site in Gary, Indiana. The U.S. District Court for the Northern District of Indiana entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the site. Work continues at the site and the Company’s liability is estimated at $.6 million to $.8 million. The Company maintains a letter of credit for approximately $1.2 million to secure its obligation to pay its estimated share of the remediation expenses at the site. The PRPs of this site are considering reducing the letter of credit amounts to take into account recent assessments, and if agreed upon by the PRPs, MSC would be allowed to reduce its letter of credit amount to approximately $.8 million.

In 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois Environmental Protection Agency (“EPA”) related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove Village facility. The Company filed a response and, in 2002, performed various testing on the production lines at this facility under the supervision of the Illinois EPA. The results of such testing indicated the facility was in compliance with overall VOM emission limitations in its Clean Air Act permit however, in excess of permit limits for VOM coating application volumes on a certain tested line. The Company filed a permit modification request to reflect the current VOM application rates which was granted by the Illinois EPA. In April 2004, the Illinois Attorney General filed an action regarding the alleged violations. In response to requests from the Illinois Attorney General’s office and the Illinois EPA, the Company has performed additional tests on its production lines at the facility and has since been informed by the Illinois EPA and Illinois Attorney General that they are in agreement that the plant is currently in compliance. The parties have exchanged settlement offers and the negotiations are continuing. The Company has recorded an environmental reserve of approximately $.2 million for the potential costs related to this action.

In 2003, MSC, along with many other companies, was named as a PRP by the U.S. Environmental Protection Agency under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. To date, the Company has been unable to estimate the potential liability for this site, if any, due to the early stage of the proceeding and the limited information that it has been provided.

In December 2004, the purchaser of the Company’s former Pinole Point Steel facility received a letter from the California Regional Water Quality Control Board requesting an investigation of contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation activities may be required. The Company believes that any such contamination occurred prior to its acquisition of the facility in 1997 and therefore, would require the sellers of the facility in the 1997 transaction (“the sellers”) to provide funding for any necessary remediation. In the event that the sellers fail to fund the remediation however, the Company may be required to do so. The Company is unable to estimate the potential liability in this matter, if any, due to the limited information provided to date.

For additional information regarding the Company’s environmental matters, see Note 3 of the Notes to the Consolidated Financial Statements entitled “Contingencies.”

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

Item 4. Submission of Matters to a Vote of Security Owners

There were no matters submitted to the Company’s shareowners during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareowner Matters

The Company’s common stock, $0.02 par value, is listed on the New York Stock Exchange under the symbol “MSC.” The table below sets forth, by fiscal quarter, the high and low sales prices of the Company’s common stock during its past two fiscal years.

Fiscal Year	Fiscal Quarter	High	Low
2005	1st 2nd 3rd 4th	$11.97 13.05 17.20 18.16	$8.77 10.30 12.07 14.93

Fiscal Year	Fiscal Quarter	High	Low
2004	1st 2nd 3rd 4th	$10.56 11.14 10.49 12.87	$8.05 8.95 9.29 9.41

There were 608 shareowners of record of the Company’s common stock at the close of business on June 20, 2005.

Dividends

MSC has not paid cash dividends, other than the 2003 redemption payments for the rights under MSC’s shareholder rights agreement (see Note 10 of the Notes to the Consolidated Financial Statements entitled “Equity and Compensation Plans”) and a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company’s business. If business circumstances should change, the Board of Directors may declare and instruct the Company to pay dividends. However, the Company’s ability to pay dividends on its common stock is limited by certain covenants contained in the Company’s credit agreement (see Note 4 of the Notes to the Consolidated Financial Statements entitled “Indebtedness”).

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” in order to fully understand factors that may affect the comparability of the financial data below.

(Dollars and number of shares in thousands, except per share data)	Fiscal Year
	2005		2004	2003		2002	2001
Income Statement Data
Net Sales	$264,853		$243,218	$266,818		$250,506	$273,860
Income (Loss) from Continuing Operations Before Income Taxes	1,101		(16,609)	(1,712)		(7,621)	10,415
Net Income (Loss)(1)	859		(13,882)	1,494		(25,083)	(684)
Diluted Net Income (Loss) Per Share	$0.06		$(0.99)	$0.11		$(1.79)	$(0.05)
Balance Sheet Data
Working Capital	$44,688		$37,875	$68,398		$115,463	$162,735
Net Property, Plant and Equipment	74,560		81,747	93,188		102,915	118,464
Total Assets	170,573		204,609	237,809		299,474	345,539
Total Debt	1,100		43,944	55,503		105,262	137,465
Shareowners’ Equity	117,588		111,633	121,887		128,624	149,736
Average Capital Employed	137,133		166,484	205,638		260,544	283,425
Cash Flow Data
Depreciation and Amortization	$11,976		$14,929	$16,397		$17,826	$17,064
Net Cash Provided by (Used in) Operating Activities	5,434		4,397	33,622		(25,510)	12,450
Capital Expenditures	5,117		4,519	6,259		5,289	9,710
Financial Ratios
Gross Profit as a % of Net Sales	21.1%		16.9%	17.8%		18.1%	19.7%
SG&A Expenses as a % of Net Sales	17.7%		15.8%	15.2%		16.9%	15.3%
Income (Loss) from Continuing Operations Before Income Taxes as a % of Net Sales	0.4%		(6.8%)	(0.6%)		(3.0%)	3.8%
Net Income (Loss) as a % of Net Sales	0.3%		(5.7%)	0.6%		(10.0%)	(0.2%)
Research and Development as a % of Net Sales	1.7%		1.8%	1.5%		2.4%	2.3%
Effective Income Tax Rate	8.3%		19.4%	80.2%		41.1%	37.4%
Return on Average Shareowners’ Equity	0.7%		(11.9%)	1.2%		(18.0%)	(0.4%)
Return on Average Capital Employed	0.6%		(8.3%)	0.7%		(9.6%)	(0.2%)
Total Debt to Total Capital Employed	0.9%		28.2%	31.3%		45.0%	47.9%
Other Data
Per Share Information:
Book Value	$8.19		$7.98	$8.57		$9.18	$10.59
Market Price:
High	$18.16		$12.87	$15.65		$10.96	$14.31
Low	$8.77		$8.05	$9.63		$6.70	$7.50
Close	$15.45		$11.38	$10.26		$10.00	$8.80
P/E (High)	302.7	x	NM	142.3	x	NM	NM
P/E (Low)	146.2	x	NM	87.5	x	NM	NM
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,351		13,990	14,226		14,007	14,141
Shareowners of Record	608		741	826		893	929
Number of Employees(2)	562		702	740		745	815
(1)	In 2005, the Company recorded a loss, net of tax, on the sale of Pinole Point Steel of $151, a pretax restructuring charge of $2,657, a pretax charge of $4,116 related to phantom stock vesting and a pretax charge of $1,605 related to retention agreements.
In 2004, the Company recorded a loss, net of tax, on the sale of Pinole Point Steel of $489; a pretax gain on the curtailment of retiree healthcare of $1,951; a pretax loss from asset impairments of $14,730: a pretax restructuring charge of $1,964; a pretax charge of $917 related to supplemental employee retirement plan (“SERP”) buyouts; and a pretax charge of $322 related to retention agreements.
In 2003, the Company recorded a gain, net of tax, on the sale of Pinole Point Steel of $1,934; a loss, net of tax, on the sale of Specialty Films of $101; a pretax contractual debt prepayment penalty of $2,388; and a pretax restructuring charge of $855.
(2)	Represents employees from continuing operations.
NM: Not meaningful.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (In thousands, except per share data)

Executive Summary

Material Sciences Corporation (“MSC” or the “Company”) reports segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. For the fiscal years discussed in this Item 7, MSC reports results on the basis of two business segments, MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS’s acoustical/thermal material-based solutions consist of layers of metal and other materials used to manage noise and thermal energy for the automotive, lighting and appliance markets. EMS’s coated metal material-based solutions include coil coated and electrogalvanized (“EG”) products primarily used in the automotive, building and construction, appliance, HVAC and lighting markets. EMS’s electronic material-based solutions consist primarily of coated metal and laminated noise reducing materials used in the electronics market. EMD’s electronic material-based solutions include field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. On June 25, 2005, MSC sold substantially all the assets of EMD and, therefore, only operates in one business segment after the first quarter of fiscal 2006.

The general state of the principal industries in which the Company operates presents a number of risks including:

•	Overcapacity – The domestic coil coating market is approximately 25% over capacity resulting in extreme competition in pricing, terms of sale and facility utilization in the market place.
•	Pricing and Availability of Materials – The cost of metal substrates continues to increase while availability of metal declines.
•	Market Conditions – The electronic market has experienced a downturn influenced by customer inventory adjustments and an overall decrease in the size of hard disk drives.
•	Shift in Supply Model – The hard disk drive market shifted its supply model to a toll processing program.

In fiscal 2005, the Company continued to focus on the execution of its action plan to: initiate organizational changes designed to provide focus on operations; evaluate the strategic direction of the Company and its portfolio of operations; and review underperforming assets with the intent of improving performance, selling or idling those underperforming assets.

The Company has taken a disciplined approach to evaluating and implementing quality, productivity and customer care initiatives utilizing Six Sigma and Lean Manufacturing. Additionally, the Company is in the process of implementing a four-year program to convert all of its manufacturing facilities to one enterprise resource system in order to improve inventory, purchasing, and accounts receivable, among other areas.

Upon review of the Company’s assets, management identified certain underperforming assets and initiated the closure and sale of these assets in fiscal 2005. In February 2005, the Company completed the sale of its idled Elk Grove Village production line and the related property housing the line. The Company also closed its coil coating facility in Middletown in July 2004. The board of directors and management of the Company concluded that operating the remaining coil coating facilities would provide the best opportunity for a greater return to MSC shareowners. As a result of the idling of the Middletown facility, the Company recorded a pretax impairment charge of $7,991 in the fourth quarter of fiscal 2004 and restructuring charges of $1,771 in fiscal 2005.

The Company continues to witness the acceptance of its noise, vibration and harshness (“NVH”) solutions in the acoustical/thermal markets and as a result, increased its manufacturing and marketing efforts in fiscal 2005 to capitalize on this opportunity. MSC’s Quiet Steel® products continue to gain considerable acceptance by automotive manufacturers as comfort and sound quality have become increasingly important in the development of new vehicles. In December 2004, the Company finalized plans for a new premier NVH testing and development Application Research Center facility, which will utilize the latest in NVH testing hardware and software for the engineering, application and validation of its NVH material solutions. In an effort to commercialize its laminate products in Europe, in the second quarter of fiscal 2005 the Company entered into a strategic alliance with Arcelor for the marketing, sale and manufacture of Quiet Steel® to European automobile manufacturers. As a part of this strategic alliance, Arcelor will provide for the production of Quiet Steel® in its Montataire, France facility while MSC will continue to manage the product and application engineering.

The anticipated phases of the Company’s restructuring plan were completed in fiscal 2005, with the exception of its EMD segment of the business. The Company believes that there are numerous market opportunities for field-effect technology, but concluded that the business is not a strategic fit with the Company’s primary coated and laminated material-based solutions. Accordingly, the Company concluded an agreement on June 20, 2005 for the sale of substantially all of the assets of EMD to TST in consideration of the release from current and future contractual commitments to TST. EMD will be reported as a discontinued operation beginning in the second quarter of fiscal 2006.

Results of Operations as a Percentage of Net Sales

	2005	2004	2003
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	78.9	83.1	82.2
Gross Profit	21.1%	16.9%	17.8%
Selling, General and Administrative Expenses	17.8	15.8	15.2
Asset Impairments, Restructuring and Other	1.0	6.6	0.3
Income (Loss) from Operations	2.3%	(5.5)%	2.3%
Total Other Expense, Net	1.9	1.3	2.9
Income (Loss) from Continuing Operations Before Income Taxes	0.4%	(6.8)%	(0.6)%
Provision (Benefit) for Income Taxes	0.0	(1.3)	(0.5)
Gain (Loss) on Discontinued Operations, Net of Income Taxes	(0.1)	(0.2)	0.7
Net Income (Loss)	0.3%	(5.7)%	0.6%

Results of Operations – Fiscal 2005 Compared to Fiscal 2004

Net sales for the year ended February 28, 2005 improved 8.9%, to $264,853, from $243,218 in fiscal 2004. This increase was a result of the introduction of new Quiet Steel® applications and further market penetration of the Company’s existing products. Higher revenues combined with lower costs contributed to the increase in gross profit of 21.1%, or $55,951 in fiscal 2005 compared to 16.9% or $41,015 in the prior fiscal year. Income from continuing operations for fiscal 2005 was $1,010, or $0.07 per diluted share, a significant improvement from the prior-year loss of $13,393 or $0.95 per diluted share. Selling, general and administrative (“SG&A”) expenses of $47,277 were 17.8% of net sales in fiscal 2005 as compared to $38,445, or 15.8% of net sales in fiscal 2004.

MSC Engineered Materials and Solutions Group. The following table summarizes the variances within EMS’s material-based solutions business that affected net sales.

	Fiscal 2005 versus Fiscal 2004
Net Sales Variance by Market	Variance ($)	Variance (%)
Acoustical/Thermal
Body Panel Laminate	$29,620	144.7%
Aftermarket Brakes	3,344	20.2%
OE Brakes	2,241	14.4%
Engine	3,644	18.8%
Other	(406)	(9.5)%
Net Increase	$38,443	50.5%
Coated Metal
Body Panel EG	$(3,119)	(21.0)%
Gas Tank	2,021	32.8%
Clutch Plate	(3,346)	(37.0)%
Other Automotive Products	(1,615)	(15.1)%
Swimming Pools	(1,560)	(23.8)%
Lighting	(2,881)	(33.3)%
Other	571	0.7%
Net Decrease	$(9,929)	(7.1)%
Electronics
Disk Drive	$(9,025)	(35.9)%
Other	1,086	64.0%
Net Decrease	$(7,939)	(29.6)%

Net sales for EMS increased in fiscal 2005 to $263,323 from $242,748 in fiscal 2004. Sales of acoustical/thermal materials increased to $114,626 in fiscal 2005 from $76,183 in fiscal 2004, primarily due to continued acceptance of the Company’s NVH solutions. Coated metal materials sales decreased in fiscal 2005 to $129,826 from $139,755 in the prior year, primarily due to lower EG sales from the Company’s facility in Walbridge. Additionally, lower sales to the clutch plate, lighting and swimming pool markets were partially offset by higher sales to the gas tank market. Sales of EMS’s electronic-based materials decreased 29.6% to $18,871 in fiscal 2005 from $26,810 in the prior fiscal year. The decline was primarily due to the shift of the Company’s supply model for the hard disk drive market to a toll processing program whereby the cost of metal is no longer reflected in the sale price. The decline was slightly offset by increased sales of set-top boxes. The Company also experienced a downturn in the electronic market due to customer inventory adjustments and an overall decrease in the size of hard disk drives.

EMS’s gross profit margin was 20.9%, or $55,071, in fiscal 2005 as compared to 16.7%, or $40,612, in the prior year. The increase in gross profit was mainly due to stronger sales and improved product mix. SG&A expenses were $26,430 in fiscal 2005, a 0.2% decrease from $26,374 in fiscal 2004.

MSC Electronic Materials and Devices Group. Sales related to the switch/sensor business increased 225.5% to $1,530 in fiscal 2005 from $470 in the prior year. Sales were related to prototype and product development services, product commercialization in the non-automotive market segment and the revenue associated with the exclusive supply agreement with Lear Corporation (“Lear”). In August 2003, EMD entered into a supply and joint development agreement with Lear. This agreement provides Lear the exclusive right to incorporate EMD’s field effect technology-based MIRUS™ detector cells into specific interior applications on passenger cars and light trucks. In consideration of this exclusive supply relationship, Lear agreed to pay EMD $1,500 over the initial two years of the agreement. Both parties retain specific rights of termination during the term of the agreement. The consideration of $1,500 is amortized into income over a three year period which coincides with the initial period of exclusivity. Under the exclusive supply portion of the agreement, any sales of product would be in addition to the $1,500 of consideration. On May 31, 2005, MSC notified Lear that MSC was terminating the agreement effective July 31, 2005. This action was taken in anticipation of the sale of substantially all of the assets of EMD to TouchSensor Technologies, LLC (“TST”). TST has agreed to perform certain contractual obligations of EMD through the termination date. Due to the termination on July 31, 2005, MSC will record the remaining unamortized consideration into income in the second quarter of fiscal 2006.

EMD’s gross profit margin was 57.5%, or $880 in fiscal 2005 as compared to 85.7%, or $403 in fiscal 2004. The margin reflects the revenue generated by EMD’s supply agreement, non-recurring engineering revenue, and product sales in the non-automotive and consumer electronics market segments.

SG&A expenses for EMD were $6,445 in fiscal 2005 as compared to $5,464 in fiscal 2004. The SG&A expenses relate to marketing, research and development, and application development efforts related to the switch/sensor business and the license fee payable to TST. This agreement provided EMD the right to manufacture, use, sell and further develop TST’s patented touch sensor technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Royalty payments to TST, per the license agreement, consisted of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount (see Note 13 of the Notes to the Consolidated Financial Statements entitled “Contractual Commitment”). The exclusive license agreement and all related commitments to TST as of the purchase date were forgiven as consideration in the purchase of EMD’s assets by TST on June 20, 2005. The Company expects to incur losses of approximately $2,000 related to the disposal of the EMD segment.

Corporate SG&A Expenses. Corporate SG&A expenses were $14,402 in fiscal 2005 compared to $6,607 in fiscal 2004. The significant increase in these expenses were due to a variety of items including increased healthcare costs, key employee retention expenses, vesting of long-term stock incentives and costs associated with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations (“SOX 404”). Healthcare costs increased $121 or 13% from fiscal 2004 due primarily to poor claims experience. Key employee retention expenses increased $1,283 or 398% from 2004 due to retention agreements made with various members of senior management. The Company incurred $4,116 in long-term stock incentives related to phantom stock units granted in fiscal 2005 (See “Liquidity and Capital Resources” section below for more information). The Company also incurred approximately $1,600 in costs associated with the SOX 404 compliance during fiscal 2005. The Company had no costs related to phantom stock units or SOX 404 compliance in fiscal 2004.

Asset Impairments. There were no asset impairments in fiscal year 2005. In July 2004, as a result of the strategic review and events of the fourth quarter of fiscal 2004 (industry-wide metal shortages, higher metal pricing and the loss of a significant customer serviced by the Middletown facility), the Company closed its Middletown facility. The Board concluded that operating the remaining coil coating facilities would provide the best opportunities for a greater return to shareowners. The closure of this facility resulted in a pretax asset impairment charge of $7,991 recorded in the fourth quarter of fiscal 2004.

In the fourth quarter of fiscal 2005, MSC completed its annual assessment of goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” and determined that no impairment was required. In the fourth quarter of fiscal 2004, based on the assessment of the goodwill associated with the acquisition of Goldbach Automobil Consulting, the Company recorded a pretax impairment charge of $6,739. The impairment resulted from slower growth in the penetration of the European brake market than previously projected.

Restructuring Expenses. During the first quarter of fiscal 2005, the Company announced the closing of its Middletown coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,657 for the fiscal year ended February 28, 2005. A total of 97 employees were affected by this restructuring. Of the total amount recorded, $1,771 related to the Middletown closing ($749 in severance, $573 in severance related expense (mainly healthcare costs, outplacement and employer taxes) and $449 in shutdown costs related to closing the Middletown facility) and $886 related to other restructuring actions ($622 in severance and $264 in severance related expense). A total of $2,906 was paid in fiscal 2005, and the remainder is to be paid out in fiscal year 2006. A total of $302 related to the fiscal 2005 restructuring is recorded as Accrued Payroll Related Expenses on the Consolidated Balance Sheet as of February 28, 2005.

In fiscal 2003, the Company entered into a separation arrangement related to the resignation of the former Chairman, President and Chief Executive Officer. As a result of this arrangement, the Company had a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses for fiscal 2004 were $1,964 and cash of $977 was paid during fiscal 2004. A total of $559 was recorded as Accrued Payroll Related Expenses and $122 was recorded as Other Long-Term Liabilities on the Consolidated Balance Sheet as of February 29, 2004. The remaining $130 related to these restructurings is recorded in Accrued Payroll Related Expenses ($98) and Other Long-Term Liabilities ($32) on the Consolidated Balance Sheet as of February 28, 2005.

In fiscal 2002, the Company announced it implemented a program to reduce overhead and improve efficiencies. The program involved restructuring MSC’s manufacturing organization, including the terminations of 14 salaried personnel in the third quarter of fiscal 2003 which resulted in a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003. Of this amount, $677 pertained to severance expenses and $178 was for other related costs. Total cash paid related to this restructuring program was $440 and $383 in fiscal 2004 and 2003 respectively. The reserve was utilized as of February 29, 2004.

The restructuring reserve as of February 28, 2005, is presented in the chart below which includes both the fiscal 2004 and 2005 restructuring plans.

	Severance	Other	Total
Restructuring Reserve as of February 28, 2002	$434	$104	$538
Restructuring Reserve Recorded on November 20, 2002	677	178	855
Cash Payments	(720)	(201)	(921)
Restructuring Reserve as of February 28, 2003	$391	$81	$472
Restructuring Reserve Recorded During Fiscal 2004	1,013	951	1,964
Reclassification of Supplemental Pension Reserve	—	(338)	(338)
Cash Payments	(794)	(623)	(1,417)
Restructuring Reserve as of February 29, 2004	$610	$71	$681
Restructuring Reserve Recorded During Fiscal 2005	1,371	1,286	2,657
Cash Payments	(1,677)	(1,229)	(2,906)
Restructuring Reserve as of February 28, 2005	$304	$128	$432

Other. During the second quarter of fiscal 2004, as part of its implementation of systemic cost reductions, the Company curtailed the future retiree health care benefits for certain active employees. This resulted in a one-time reduction in operating expenses and improvement in income from continuing operations of $1,951. This amount is recorded under Asset Impairments, Restructuring and Other in the Consolidated Statements of Income (Loss).

In fiscal 2004, the Company entered into retention agreements with officers and key employees and bought-out certain Supplemental Pension Plan (“SERP”) benefits. Approximately $322 was expensed for retention and $917 for the buyout of SERP in the fourth quarter of fiscal 2004. In addition, a contingent liability (based on employees remaining with the Company through various dates through May 31, 2005) of $1,605 was expensed in fiscal 2005 and approximately $250 will be expensed in fiscal 2006 related to these agreements.

Total Other Expense, Net and Income Taxes. Total other expense, net, was $4,916 in fiscal 2005, compared to $3,197 in fiscal 2004. The increase was primarily due to the loss on early retirement of debt of $4,205 in fiscal 2005, partially offset by the decrease in interest expense of $2,007 related to the debt. Equity in Results of Joint Ventures was a gain of $178 in fiscal 2005 as compared to a net loss of $211 in fiscal 2004. The loss in fiscal 2004 included Partnership losses through May 7, 2003, when the Company completed its acquisition of the balance of the Partnership (see Note 2 of the Notes to the Consolidated Financial Statements entitled “Joint Venture and Partnership”).

MSC’s effective income tax rate was 8.3% (provision) in fiscal 2005 as compared to 19.4% (benefit) in fiscal 2004. The variance in the effective tax rate compared to the statutory rate was due to income tax reserve adjustments, tax credits, valuation allowances for net operating losses, non-deductible compensation expenses and other permanent items relative to income (loss) before income taxes. During fiscal 2005, the Company reduced tax reserves by $770 due to changes in tax law in certain states in which the Company operates and the lapsing of the statute of limitations for specific tax contingencies (see Note 8 of the Notes to the Consolidated Financial Statements entitled “Income Taxes”).

Results of Discontinued Operations – Fiscal 2005 Compared to Fiscal 2004

Pinole Point Steel. On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. In fiscal 2005 the Company recorded a loss on discontinued operation of $151 (net of tax) primarily related to workers compensation expenses. As of February 28, 2005, the Company has received $58,020 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $26,846 from liquidating the Pinole Point Steel operations. The proceeds from liquidating the Pinole Point Steel operations include an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of February 28, 2005, there were $366 in net liabilities remaining. The remaining net liabilities, primarily workers compensation exposure not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel, are reported as a discontinued operation.

Results of Operations – Fiscal 2004 Compared to Fiscal 2003

Net sales decreased by 8.8% in fiscal 2004 to $243,218 from $266,818 in fiscal 2003. MSC’s gross profit margin was 16.9%, or $41,015, in fiscal 2004 as compared to 17.8%, or $47,575, in the prior year. SG&A expenses of $38,445 were 15.8% of net sales in fiscal 2004 as compared to $40,476, or 15.2%, of net sales in fiscal 2003.

MSC Engineered Materials and Solutions Group. The following table summarizes the variances within EMS’s material based solutions which affected net sales.

Net Sales Variance by Market	Fiscal 2004 versus Fiscal 2003
	Variance ($)	Variance (%)
Acoustical/Thermal
Body Panel Laminate	$10,489	105.2%
Aftermarket Brakes	1,623	10.9%
OE Brakes	(521)	(3.2)%
Engine	4,017	26.2%
Other	(1,363)	(24.1)%
Net Increase	$14,245	23.0%
Coated Metal
Body Panel EG	$(24,555)	(62.3)%
Gas Tank	(7,323)	(54.3)%
Clutch Plate	(2,014)	(18.2)%
Other Automotive Products	(4,585)	(30.0)%
Appliance/HVAC	3,636	8.6%
Building Products	(1,959)	(5.9)%
Lighting	(5,979)	(40.9)%
Other	466	3.6%
Net Decrease	$(42,313)	(23.2)%
Electronics
Disk Drive	$4,551	22.1%
Other	(281)	(14.2)%
Net Increase	$4,270	18.9%

Net sales for EMS decreased 8.9% in fiscal 2004 to $242,748 from $266,546 in fiscal 2003. Sales of electronic-based materials grew 18.9% to $26,810 in fiscal 2004 from $22,540 in the prior year. The growth was due to increased sales of NRGDamp™ for computer hard disk drive covers as well as cabinetry materials. Acoustical/thermal materials sales increased 23.0% in fiscal 2004 to $76,183 as compared to $61,938 in fiscal 2003, primarily due to continued acceptance of the Company’s NVH solutions in the areas of body panel laminate (Quiet Steel®), engine and aftermarket brake markets, partially offset by lower shipments of Specular+. In fiscal 2004, sales of coated metal materials decreased 23.2% to $139,755 from $182,068 in fiscal 2003.

EMS’s gross profit margin was 16.7%, or $40,612, in fiscal 2004 as compared to 17.8%, or $47,540, in the prior year. Gross profit was affected by several factors including the reduced capacity utilization (61% in fiscal 2004 compared to 77% in fiscal 2003) and the inclusion of depreciation of the Walbridge Coatings facility due to the May 2003 purchase of the remaining interest in the Partnership, offset, to some extent, by the Company’s cost reduction program.

SG&A expenses were $26,374 in fiscal 2004, an 8.8% decrease from $28,919 in fiscal 2003. The decrease was due to lower administrative costs resulting from the Company’s implementation of its cost reduction program and lower variable compensation expenses, slightly offset by increased investment in marketing and research and development.

MSC Electronic Materials and Devices Group. Sales related to the switch/sensor business increased 72.8% to $470 in fiscal 2004 from $272 in fiscal 2003. EMD’s gross profit margin was 85.7% in fiscal 2004. SG&A expenses were $5,464 in fiscal 2004 compared to $3,774 in fiscal 2003. The SG&A expenses included marketing and research and development spending related to the switch/sensor business and the license fee payable to TST.

Total Other Expense, Net and Income Taxes. Total other expense, net, was $3,197 in fiscal 2004 as compared to $7,956 in fiscal 2003. The variance was primarily due to the charge related to the early extinguishment of debt of $3,934 in fiscal 2003. Fiscal 2003 also included an allocation of consolidated interest expense to Pinole Point Steel (see Note 7 of the Notes to Consolidated Financial Statements entitled “Interest (Income) Expenses, Net”). Equity in Results of Joint Ventures was a net loss of $211 in fiscal 2004 as compared to a net loss of $1,557 in fiscal 2003.

MSC’s effective income tax rate was 19.4% (benefit) in fiscal 2004 as compared to 80.2% (benefit) in fiscal 2003. During fiscal 2003, the Internal Revenue Service completed its review of fiscal years 1997, 1998 and 1999. The Company analyzed its income tax reserve position based on this event and reduced its previously provided income tax reserves by $673 in the fourth quarter of fiscal 2003. The variance in the effective tax rate compared to the statutory rate was due to the income tax reserve adjustment and tax credits, valuation allowances of net operating losses and other permanent items relative to income (loss) before income taxes.

Results of Discontinued Operations – Fiscal 2004 Compared to Fiscal 2003

Pinole Point Steel. On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. As of February 29, 2004, the Company had received $58,016 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $26,842 from liquidating the Pinole Point Steel operations. The proceeds from liquidating the Pinole Point Steel operations include an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of February 29, 2004, there were $414 in net liabilities remaining. The remaining net liabilities include liabilities (primarily workers compensation exposure) not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

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

Liquidity and Capital Resources

The Company has historically financed its operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. The Company believes that its cash on hand and availability under its amended and restated credit facility will be sufficient to fund its operations and meet its working capital needs.

MSC generated $5,434 of cash from operating activities in fiscal 2005. The main components of cash generated from operating activities consisted of net income plus depreciation and amortization and an increase in accounts payable partially offset by an increase in inventories and a reduction of accrued expenses. The increase in inventories and accounts payable was primarily a result of the growth in the Quiet Steel® business. The Company generated $4,397 of cash from operating activities in the prior fiscal year.

In fiscal 2005, MSC invested $5,117 in capital improvement projects compared to $4,519 in fiscal 2004. Fiscal 2006 capital expenditures are projected to be approximately $14,000. The projected increase is primarily due to the investment in the Application Research Center announced in May 2004. There were no investments in joint ventures in fiscal 2005 compared to $358 in fiscal 2004. In fiscal 2004, the Company invested $3,600 to purchase the remaining ownership interest in the Partnership from ISG.

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

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. Borrowings outstanding under the New Line were $1,100, borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $27,036 as of February 28, 2005. At the Company’s option, interest is at the bank’s prime rate (5.5% as of February 28, 2005) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income for each fiscal quarter ending on or after May 31, 2004, or $83,418, as of February 28, 2005. As of February 28, 2005, the Company was in compliance with all debt covenants. As of June 28, 2005, the Company was in violation of certain covenants of the loan agreement due to the late filing of its Form 10-K, but had previously obtained a waiver from such covenants from the lender. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In May 2004, the Company redeemed all of its 1998 Senior Notes. The debt prepayment consisted of principal ($43,944), interest ($1,346) and a contractual prepayment penalty ($4,051). The Company recorded a loss on the early retirement of debt of $4,205, which included the contractual prepayment penalty and the expense of previously capitalized financing charges.

On June 10, 2004, the Company entered into a definitive agreement for the sale of the real estate associated with the idled coil coating line in Elk Grove Village for $1,401 (net of commission) contingent on the coil coating line being removed prior to March 1, 2005. During the third quarter of fiscal 2005, the Company recorded a loss related to the sale of the real estate of $67 based on the net realizable value of the assets due to additional costs incurred to ready the property for sale. The loss is recorded in Cost of Sales in the Consolidated Statements of Income. The sale was completed during the fourth quarter of fiscal 2005.

On December 15, 2003, the Company entered into a definitive agreement for the sale of equipment related to the idled coil coating line for $1,400 (net of commission). During the second quarter of fiscal 2005, the Company shipped a portion of the equipment ($273) to the buyer. During the third quarter of fiscal 2005, the Company received the final payment of $450 and shipped the remaining portion of the equipment to the buyer. As a result of the shipment of the remaining equipment, title transferred to the buyer and a gain of $548 was recognized in the third quarter of fiscal 2005 and is included in Cost of Sales in the Consolidated Statements of Income. During the first quarter of fiscal 2004, MSC received $679 of proceeds and recorded a gain of $162 related to the sale of vacant real estate near the Company’s Morrisville, Pennsylvania facility.

On December 16 and 17, 2004, the Company’s Non-Executive Chairman of the Board, certain executive officers and key managers vested in long-term incentives in the form of phantom stock units granted during fiscal 2005. According to the terms of the long-term incentive agreements, the units vested and cash payouts for all of the phantom stock units were due as a result of the Company’s stock price closing above $14.00 and $15.00 for thirty consecutive trading days. The Company paid cash and recorded $4,116 of expense during the fourth quarter of fiscal 2005.

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

MSC had a capital lease obligation of $281 as of February 28, 2003, related to a facility that the Company subleased to the Partnership. The capital lease expired on June 30, 2003. In the fourth quarter of fiscal 2003, the Company renewed the term of the lease for five years ending June 30, 2008. The extension is being treated as an operating lease (see Note 5 of the Notes to the Consolidated Financial Statements entitled “Leases”).

The Company paid minimum royalty fees of $2,750 in fiscal 2005 and $1,500 in fiscal 2004 related to the license agreement with TST. The Company had a contingent liability related to the license agreement with TST to pay minimum royalty fees of $2,750 in fiscal 2006. As a result of the EMD transaction consummated on June 20, 2005, the Company was relieved of this license fee obligation in fiscal 2006. In addition, MSC was also relieved of approximately $825 of obligations related to certain cost sharing arrangements between MSC and TST projected for the 18 months ending in November 2006.

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

The Company is continuously reviewing the potential for investments in its growth markets. In addition, the Company also reviews the potential value to shareowners of divesting facilities or other assets that are not performing to the Company’s expectations.

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations. The Company is also a party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimates of remedial work, and other information available is $1,000 to $1,600 as of February 28, 2005. The Company’s environmental reserves were approximately $1,000 at February 28, 2005. (See “Legal Proceedings” and Note 3 of the Notes to the Consolidated Financial Statements entitled “Contingencies”).

Contractual Obligations. The following table summarizes the contractual obligations the Company has outstanding as of February 28, 2005.

Contractual Obligations	Obligations Due In
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$12,152	$1,837	$5,387	$1,620	$3,308
Minimum Royalties(1)	2,750	2,750	—	—	—
Purchase Obligations	25,500	19,639	5,861	—	—
Long-Term Debt Principal	1,100	—	1,100	—	—
Total	$41,502	$24,226	$12,348	$1,620	$3,308
(1)	The minimum royalties obligation was forgiven in consideration of the sale of the assets of EMD effective June 20, 2005.

On December 3, 2004, the Company entered into a commercial lease for approximately 56,000 square feet of new space located in the Detroit, Michigan metropolitan area. Average annual base rent is approximately $485. The term of the lease commences upon completion of the construction on the new center (approximately December 2005). This lease has been included in the table above.

Inflation

MSC believes that inflation has not had a significant impact on fiscal 2005, 2004 and 2003 results of operations.

Critical Accounting Policies

MSC’s significant accounting policies are presented within the Notes to the Consolidated Financial Statements (see Note 1 of the Notes to the Consolidated Financial Statements entitled “Summary of Significant Accounting Policies”) included elsewhere in this Form 10-K. While all of the significant accounting policies affect the Company’s Consolidated Financial Statements, some of the policies may be viewed to be critical. These policies are those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments and estimates. Management bases its judgments and estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. The results of judgments and estimates form the basis for making judgments about the Company’s value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Revenue Recognition. The Company recognizes revenue upon shipment of goods to customers, at which time title (MSC’s value-added content in the case of toll processing) and risk of loss pass to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Income (Loss). The Company’s revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company also records expenses for manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any material differences between these estimates and our actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. The Company had claims reserves of $4,032 as of February 28, 2005. A 10% increase in the Company’s manufacturing claims experience would have the effect of increasing the reserve by $96.

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

Income Taxes. As part of the process of preparing the consolidated financial statements, the Company is required to estimate the actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent the Company determines the need to establish a valuation allowance or increase such allowance in a period, the Company must include an expense within the tax provision in the accompanying consolidated statement of income. The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

Defined Benefit Retirement Plans. The plan obligations and related assets of defined benefit retirement plans (including the non-contributory supplemental pension plans for some MSC officers) are presented in Note 6 of the Notes to Consolidated Financial Statements entitled “Retirement Plans.” Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting actuaries using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate at which the obligation could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected. A one percentage point increase or decrease in the estimated future return on plan assets would have a $62 relative effect on fiscal 2005 net pension expense. The estimated future return on plan assets for the fiscal 2006 pension benefit income calculation is 8.4%.

Accounting Pronouncements

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), to be recognized as current period charges. In addition, it requires that allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for the Company beginning March 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires compensation costs related to share-based payment transactions to be measured at grant-date fair value and the expense to be recognized in the financial statements. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) will be effective for the Company’s first quarter of fiscal 2007.

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Form 10-K contains forward-looking statements, which include, without limitation, those statements regarding our estimated loss and proceeds from the disposition of discontinued operations that set out anticipated results based on management’s plans and assumptions. MSC has tried, wherever possible, to identify such statements by using words such as “anticipates”, “estimates”, “expects”, “projects”, “intends”, “plans”, “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors also could cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-K, including, among others:

•	The Company’s ability to successfully implement its restructuring and cost reduction plans and achieve the benefits it expects from these plans, net of estimated severance-related costs;

•	Impact of changes in the overall economy;
•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;
•	Competitive factors (including changes in industry capacity);
•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations;
•	New or existing material weaknesses or significant deficiencies in the Company’s internal controls over financial reporting;
•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;
•	Acts of war or terrorism;
•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America, Europe and Asia;
•	Proceeds and potential impact from the potential sale or closing of facilities or other assets;
•	Increases in the prices as well as availability of raw and other materials used by the Company, especially steel;
•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;
•	The risk of the successful development, introduction and marketing of new products and technologies;
•	Facility utilization and product mix at the Company’s facilities;
•	Realization of the tax credit carryforward generated from the sale of Pinole Point Steel and other net operating loss carryforwards;
•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations;
•	Assumptions used in the calculations for goodwill impairment (including terminal value, sales and income projections, discount rate and cash flows);
•	Expected results of operations from foreign operations;
•	The successful shift of the Company’s supply model for the hard disk drive market to a toll processing program;
•	The ability to recover material cost increases in the market place;
•	The acquisition of a significant competitor by a financially sound third party;
•	The continued deterioration of the financial condition of the U.S. automotive market;
•	Energy cost increases;
•	The ability to attract and retain key employees; and
•	Other factors, risks and uncertainties described elsewhere in this Form 10-K and from time to time in the Company’s other filings with the Securities and Exchange Commission.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company operates internationally in Germany and Malaysia; and has a joint venture in Brazil, and thus is subject to potentially adverse movements in foreign currency rates. As of February 28, 2005, foreign sales were approximately 3.8% of consolidated net sales. Historically, the effect of movements in the exchange rates has not been material to the financial position or the results of operations of the Company. The Company believes the movement in foreign currency exchange rates will not have a material adverse affect on the financial position or results of operations of the Company.

The table below provides information about the Company’s debt that is sensitive to changes in interest rates.

	Expected Maturity Date (Fiscal Year) (In thousands)
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Variable Rate: Principal Amount	$—	$—	$1,100	$—	$—	$—	$1,100	$—
Average Interest Rate	—	—	5.5%	—	—	—	5.5%	—

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Material Sciences Corporation

Elk Grove Village, IL

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation and subsidiaries (the “Company”) as of February 28, 2005 and February 29, 2004, and the related consolidated statements of income, shareowners’ equity, cash flows, and comprehensive income for each of the three years in the period ended February 28, 2005. Our audits also included the financial statement schedule listed in the Index in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Material Sciences Corporation as of February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for the three years in the period ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

DELOITTE & TOUCHE LLP

Chicago, Illinois

July 7, 2005

Consolidated Statements of Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands, except per share data)	2005	2004	2003
Net Sales	$264,853	$243,218	$266,818
Cost of Sales	208,902	202,203	219,243
Gross Profit	55,951	41,015	47,575
Selling, General and Administrative Expenses	47,277	38,445	40,476
Asset Impairments, Restructuring and Other	2,657	15,982	855
Income (Loss) from Operations	6,017	(13,412)	6,244
Other (Income) and Expense:
Interest Expense, Net	889	2,896	2,440
Loss on Early Retirement of Debt	4,205	—	3,934
Equity in Results of Joint Ventures	(178)	211	1,557
Other, Net	—	90	25
Total Other Expense, Net	4,916	3,197	7,956
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	1,101	(16,609)	(1,712)
Provision (Benefit) for Income Taxes	91	(3,216)	(1,373)
Income (Loss) from Continuing Operations	1,010	(13,393)	(339)
Discontinued Operations:
Gain (Loss) on Sale of Discontinued Operation – Specialty Films (Net of Benefit for Income Taxes of $0, $0 and $70, Respectively)	—	—	(101)
Gain (Loss) on Discontinued Operation – Pinole Point Steel (Net of Benefit for Income Taxes of $143, $316, and Provision for Income Taxes of $2,726, Respectively)	(151)	(489)	1,934
Net Income (Loss)	$859	$(13,882)	$1,494
Basic Net Income (Loss) Per Share:
Gain (Loss) from Continuing Operations	$0.07	$(0.95)	$(0.02)
Loss on Sale of Discontinued Operation – Specialty Films	—	—	(0.01)
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.01)	(0.04)	0.14
Basic Net Income (Loss) Per Share	$0.06	$(0.99)	$0.11
Diluted Net Income (Loss) Per Share:
Gain (Loss) from Continuing Operations	$0.07	$(0.95)	$(0.02)
Loss on Sale of Discontinued Operation – Specialty Films	—	—	(0.01)
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.01)	(0.04)	0.14
Diluted Net Income (Loss) Per Share	$0.06	$(0.99)	$0.11
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,351	13,990	13,941
Dilutive Shares	64	—	285
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,415	13,990	14,226
Outstanding Common Stock Options Having No Dilutive Effect	22	427	633

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

	February 28 or 29,
(In thousands, except share data)	2005	2004
Assets
Current Assets:
Cash and Cash Equivalents	$1,774	$33,483
Restricted Cash	—	3,357
Total Cash, Cash Equivalents and Restricted Cash	1,774	36,840
Receivables, Less Reserves of $5,945 in 2005 and $4,185 in 2004	39,713	40,386
Income Taxes Receivable	134	51
Prepaid Expenses	1,211	1,290
Inventories:
Raw Materials	17,904	8,946
Finished Goods	23,637	22,271
Deferred Income Taxes	2,727	2,235
Assets Held for Sale	—	2,281
Total Current Assets	87,100	114,300
Property, Plant and Equipment:
Land and Building	54,533	54,506
Machinery and Equipment	166,048	163,258
Construction in Progress	3,807	2,484
	224,388	220,248
Accumulated Depreciation	(149,828)	(138,501)
Net Property, Plant and Equipment	74,560	81,747
Other Assets:
Investment in Joint Ventures	1,694	1,399
Goodwill	1,319	1,319
Deferred Income Taxes	4,842	4,655
Other	1,058	1,189
Total Other Assets	8,913	8,562
Total Assets	$170,573	$204,609
Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$—	$36,944
Accounts Payable	25,938	20,723
Accrued Payroll Related Expenses	10,355	12,154
Accrued Expenses	5,753	6,190
Current Liabilities of Discontinued Operation, Net—Pinole Point Steel	366	414
Total Current Liabilities	42,412	76,425
Long-Term Liabilities:
Long-Term Debt, Less Current Portion	1,100	7,000
Other	9,473	9,551
Total Long-Term Liabilities	10,573	16,551
Shareowners’ Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	—	—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,827,944 Shares Issued and 14,639,296 Shares Outstanding as of February 28, 2005 and 18,431,998 Shares Issued and 14,243,350 Shares Outstanding as of February 29, 2004	377	369
Additional Paid-In Capital	77,402	72,387
Treasury Stock at Cost, 4,188,648 Shares as of February 28, 2005 and February 29, 2004	(46,528)	(46,528)
Retained Earnings	84,273	83,414
Accumulated Other Comprehensive Income	2,064	1,991
Total Shareowners’ Equity	117,588	111,633
Total Liabilities and Shareowners’ Equity	$170,573	$204,609

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	2005	2004	2003
Cash Flows From:
Operating Activities:
Net Income (Loss)	$859	$(13,882)	$1,494
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Discontinued Operation, Net – Pinole Point Steel	(48)	10,205	16,637
Loss on Sale of Discontinued Operation – Specialty Films	—	—	101
(Gain) Loss on Discontinued Operation – Pinole Point Steel	151	489	(1,934)
Depreciation and Amortization	11,976	14,929	16,397
Asset Impairments	—	14,633	—
Provision (Benefit) for Deferred Income Taxes	(651)	(3,216)	76
Compensatory Effect of Stock Plans	110	800	1,460
Tax Benefit of Stock Options	380	—	—
Gain on Sale of Asset	(176)	(92)	—
Other, Net	(178)	(817)	1,789
Changes in Assets and Liabilities:
Receivables	753	(10,619)	(358)
Income Taxes Receivable	(83)	1,183	1,986
Prepaid Expenses	83	502	(462)
Inventories	(10,236)	(4,845)	(1,516)
Accounts Payable	5,185	(1,460)	(574)
Accrued Expenses	(2,283)	(2,179)	(891)
Other, Net	(408)	(1,234)	(583)
Net Cash Provided by Operating Activities	5,434	4,397	33,622
Investing Activities:
Discontinued Operation, Net – Pinole Point Steel	—	—	(176)
Cash Received from Sale of Pinole Point Steel, Net	—	—	31,174
Capital Expenditures	(5,117)	(4,519)	(6,259)
Acquisitions, Net of Cash Acquired	—	(568)	—
Proceeds from Sale of Asset	2,822	679	—
Investment in Joint Ventures	—	(358)	(3,405)
Purchases of Marketable Securities	—	(83)	(8,003)
Proceeds from Sale of Marketable Securities	—	1,167	20,199
Cash from Cancellation (Issuance) of Letters of Credit	3,357	(1,077)	3,035
Other	124	75	117
Net Cash Provided by (Used in) Investing Activities	1,186	(4,684)	36,682
Financing Activities:
Proceeds Under Lines of Credit	84,318	—	—
Payments of Debt	(127,162)	(11,558)	(49,759)
Payments of Rights Redemption	—	(148)	—
Purchase of Treasury Stock	—	—	(11,715)
Issuance of Common Stock	4,533	1,596	1,244
Net Cash Used in Financing Activities	(38,311)	(10,110)	(60,230)
Effect of Exchange Rate Changes on Cash	(18)	—	—
Net Increase (Decrease) in Cash	(31,709)	(10,397)	10,074
Cash and Cash Equivalents at Beginning of Year	33,483	43,880	33,806
Cash and Cash Equivalents at End of Year	$1,774	$33,483	$43,880
Supplemental Cash Flow Disclosures:
Interest Paid	$1,695	$3,462	$7,898
Income Taxes Paid	207	684	2,364

The Changes in Assets and Liabilities above for the year ended February 28, 2003 are net of assets and liabilities acquired and sold.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners’ Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance as of February 28, 2002	18,115,624	$363	$67,441	$95,802	(3,384,436)	$(34,813)
Net Income	—	—	—	1,494	—	—
Issuance of Common Stock	126,238	2	1,113	—	—	—
Purchase of Treasury Stock	—	—	—	—	(804,212)	(11,715)
Compensatory Effect of Stock Plans	(20,032)	—	1,442	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	147	—	—	—
Balance as of February 28, 2003	18,221,830	365	70,143	97,296	(4,188,648)	(46,528)
Net Loss	—	—	—	(13,882)	—	—
Issuance of Common Stock	165,284	4	1,572	—	—	—
Rights Redemption	—	—	(148)	—	—	—
Compensatory Effect of Stock Plans	44,884	—	800	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	20	—	—	—
Balance as of February 29, 2004	18,431,998	369	72,387	83,414	(4,188,648)	(46,528)
Net Income	—	—	—	859	—	—
Issuance of Common Stock	411,371	8	4,525	—	—	—
Compensatory Effect of Stock Plans	(15,425)	—	110	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	380	—	—	—
Balance as of February 28, 2005	18,827,944	$377	$77,402	$84,273	(4,188,648)	$(46,528)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	2005	2004	2003
Net Income (Loss)	$859	$(13,882)	$1,494
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	348	1,418	1,408
Minimum Pension Liability, Net of Benefit for Income Taxes of $179, $24 and $440, Respectively	(275)	(38)	(712)
Unrealized Gain on Marketable Securities	—	—	84
Comprehensive Income (Loss)	$932	$(12,502)	$2,274

The accompanying notes are an integral part of these statements.

Material Sciences Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

The operations of Material Sciences Corporation and its wholly owned subsidiaries (“MSC” or the “Company”) consist of providing material-based solutions for acoustical/thermal, coated metal and electronic applications. Principal markets include the automotive, building and construction, electronics, lighting and appliance markets.

Summary of Significant Accounting Policies

The significant accounting policies of MSC, as summarized below, conform with generally accepted accounting principles. Certain prior-year amounts have been reclassified to conform to the fiscal 2005 presentation.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts for MSC after all significant intercompany transactions have been eliminated. The Company maintains a voting interest no greater than 50% in Tekno S.A. (“Tekno”). Under the terms of the Tekno agreement, significant actions require unanimous consent of all parties and, as a result, MSC does not have a controlling interest in Tekno. Accordingly, the Company accounts for Tekno under the equity method.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market, using either the specific identification, average cost, or first-in, first-out method of cost valuation. Due to the continuous nature of the Company’s operations, work-in-process inventories are not material. The Company holds some of its inventory at outside processors. As of February 28, 2005, the Company had approximately $3,400 of inventory at outside processors.

Long-Lived Assets

Property, Plant and Equipment are recorded at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows: buildings and building improvements, 5 to 20 years; operating equipment, 5 to 20 years; furniture and fixtures, 5 to 10 years; software, 3 to 5 years. Leasehold improvements are amortized over the lesser of their expected useful life or the remaining life of the lease.

Intangible assets consist principally of the excess of cost over the fair market value of net assets acquired (“goodwill”), non-compete agreements and patent development costs. As discussed below, goodwill is no longer subject to amortization and is subject to at least an annual assessment of impairment by applying a fair value based test.

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

Revenue Recognition

The Company recognizes revenue upon shipment of goods to customers, at which time title (MSC’s value-added content in the case of toll processing) and risk of loss pass to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Income (Loss). The Company’s revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The Company also records expenses for manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any material differences between these estimates and actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively.

Research and Development

The Company expenses all research and development costs in the period incurred. Research and development expenses of $4,425, $4,347 and $3,919 in fiscal 2005, 2004 and 2003, respectively, are included in the Selling, General and Administrative Expenses on the Consolidated Statements of Income (Loss).

Concentrations of Credit Risks

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables. The Company reviews the collectability of accounts receivable on a regular basis, taking into account customer liquidity, payment history and industry condition. The following table contains significant accounts receivable percentages as of the end of the last two fiscal years.

	February 28, 2005	February 29, 2004
Automotive Customers	43%	55%
U.S. Steel Mill Customers	12%	12%
Hard Disc Drive Customer	5%	12%

Foreign Currency

The Company’s international operations are translated into U.S. dollars using current exchange rates at the balance sheet date for assets and liabilities. A weighted average exchange rate is used to translate sales, expenses, gains and losses. The currency translation adjustments are reflected in Accumulated Other Comprehensive Income (Loss) in Shareowners’ Equity.

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill is subject to at least an annual assessment of impairment by applying a fair value based test, beginning on the date of adoption of the new accounting standard. The Company performs its annual impairment test as of the last day of the fiscal year. In the fourth quarter of fiscal 2004, based on its annual assessment of the goodwill associated with the acquisition of Goldbach Automobil Consulting (“GAC”), the Company recorded a pretax impairment charge of $6,739 during the fourth quarter of fiscal 2004. The impairment resulted from slower growth in the penetration of the European brake market than previously projected. In addition, the Company experienced delays in the negotiation of definitive agreements with a potential strategic partner related to the marketing and sales of Quiet Steel® in Europe. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over a period of 20 years (see Note 12 of the Notes to the Consolidated Financial Statements entitled “Asset Impairments and Restructuring”).

All remaining goodwill relates to the EMS segment. Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Consolidated Balance Sheets. There were no changes in the carrying amount of goodwill for the year ended February 28, 2005.

Goodwill, Net as of February 28, 2003	$7,116
Foreign Exchange	942
Goodwill Impairment	(6,739)
Goodwill, Net as of February 29, 2004	$1,319
Goodwill, Net as of February 28, 2005	$1,319

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

	2005	2004	2003
Net Income (Loss):
As Reported	$859	$(13,882)	$1,494
Stock Based Employee Compensation Expense	(847)	(903)	(861)
Pro Forma	$12	$(14,785)	$633
Basic Net Income (Loss) Per Share:
As Reported	$0.06	$(0.99)	$0.11
Pro Forma	$0.00	$(1.06)	$0.05
Diluted Net Income (Loss) Per Share:
As Reported	$0.06	$(0.99)	$0.11
Pro Forma	$0.00	$(1.06)	$0.04

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) at February 28 or 29 are as follows:

	2005	2004
Foreign Currency Translation	$3,089	$2,741
Minimum Pension Liability, net of tax of $643 and $464	(1,025)	(750)
Total	$2,064	$1,991

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132.” This standard revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures were effective for the Company in fiscal year 2004. As a result, the Company modified the related discussion in Note 6 entitled “Retirement Plans” to comply with this revised standard.

Effective March 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The Company’s restructuring costs recorded in fiscal 2005 and 2004 were recorded in compliance with SFAS No. 146. Adoption of this statement had no material impact on the Company’s financial position, results of operations or cash flows.

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

In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of both of these standards had no material impact on the Company’s financial position, results of operations or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), to be recognized as current period charges. In addition, it requires that allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for the Company beginning March 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires compensation costs related to share-based payment transactions to be measured at grant-date fair value and the expense to be recognized in the financial statements. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) will be effective for the Company’s first quarter of fiscal 2007.

Note 2: Joint Venture and Partnership

On May 7, 2003, International Steel Group, Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets, including BSC’s 33.5% interest in Walbridge Coatings (the “Partnership”), and MSC purchased this Partnership interest from ISG for $3,600. Accordingly, as of such date, the Company has a 100% ownership interest in the Walbridge operation. Prior to May 7, 2003, the Company did not have voting control of the Partnership and accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Consolidated Financial Statements. In conjunction with these transactions, the Company entered into a tolling agreement with ISG to provide electrogalvanizing and other coating and ancillary services to ISG until December 31, 2004, and ISG assumed all amounts payable by BSC to the Partnership. Through the expiration date of the tolling agreement, ISG had priority production rights for up to 25% of the available line time at the Walbridge, Ohio facility, and MSC marketed the remaining 75% of the line time. For fiscal 2005, ISG utilized 20% of available line time at the Walbridge facility. Subsequent to the expiration of the tolling agreement with ISG, the Company will provide services to ISG in the ordinary course of business. The Company does not expect that the tolling agreement expiration will have a material impact on operations.

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

On December 15, 2001, a major fire significantly damaged an electrogalvanizing facility owned by the Double Eagle Steel Coating Company (“DESCO”), a joint venture between U.S. Steel Corporation and Rouge Steel Company. The Partnership serviced both U.S. Steel Corporation and Rouge Steel Company, in addition to BSC, ISPAT Inland Inc. and other customers, with EG and other services in fiscal 2002 and 2003. The DESCO facility resumed production in September 2002, and the Company does not expect to continue to supply U.S. Steel Corporation’s and Rouge Steel Company’s long-term requirements. For fiscal 2003, sales of EG steel to U.S. Steel Corporation and Rouge Steel Company were $7,375 ($4,235 through the Partnership and $3,140 direct from the Company) and they utilized 8% of the Partnership’s available line time.

MSC’s net sales for electrogalvanizing primarily consisted of various fees charged to the Partnership for operating the facility. MSC had production rights to 37% of available line time during most of fiscal 2003. The fees charged to the Partnership consisted of a variable portion, based on the production volumes and product mix, and a fixed portion, including taxes, rent, insurance and the fixed portion of electricity. The overall profitability to MSC depended on the Company’s processing skill and efficiency. MSC had the right to utilize available line time to the extent BSC did not order Partnership services. In fiscal 2003, MSC utilized 34% of the total available line time.

Summarized financial information for the Partnership is presented below.

	2005	2004	2003
Income Statement Information:
Net Sales	$—	$4,849	$52,438
Loss from Operations	—	(446)	(2,564)
Net Loss	—	(440)	(2,468)

The orders for the Partnership’s toll coating services were primarily and independently generated by BSC and MSC for their respective customers. The Partnership’s Net Sales included amounts billed to BSC, MSC and customers other than BSC. Sales to BSC through the Partnership were $37,379 in fiscal 2003. Third Party sales (Partnership sales to parties other than BSC and MSC) were $6,080 from March 1, 2002 to May 13, 2002. Subsequent to May 13, 2002, MSC sold EG services directly to its customers. The Partnership’s pricing of services to BSC and MSC was contractually based. The Partnership’s costs included fees paid to MSC for operating the facility, depreciation expense of the equipment (owned by the Partnership) and certain administrative expenses. The Loss from Operations was related primarily to the annual depreciation expense that was not included in the contractual pricing to the partners.

In November 2000, a subsidiary of MSC formed a joint venture partnership with Tekno for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. Tekno’s sales were $2,325 in fiscal 2005 and $1,260 in fiscal 2004. Tekno’s income was $350 and $160 in fiscal 2005 and 2004, respectively.

Under the equity method, MSC includes its portion of the Partnership’s and Tekno’s results of operations in the Consolidated Statements of Income (Loss) under Equity in Results of Joint Ventures. The Equity in Results of Joint Ventures was a net gain of $178 in fiscal 2005, a net loss of $211 in fiscal 2004, and a net loss of $1,557 in fiscal 2003.

Note 3: Contingencies

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a Superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) for the surface, soil and ground water contamination at this site.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The estimate of the Company’s liability for this site is $600 to $800. This work has begun, and MSC has maintained a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site. The PRPs of this site have recently considered reducing the letter of credit amounts to take into account recent assessments. If agreed upon by the PRPs, MSC’s letter of credit amount would be reduced to approximately $800.

In November 2003, the Company received notice of a potential liability from the United States EPA regarding a Lake Calumet Cluster Site in Chicago, Illinois. To date, the Company has been unable to estimate the potential liability for this site, if any, due to the early stage of the proceeding and the limited information that has been provided.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove Village, Illinois (“Elk Grove Village”) facility. The Company has filed a response and performed stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those recent stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicate the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line is in excess of the permit limit. To address that issue, the Company has filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA granted. The Illinois EPA has indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation were referred to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company. On December 22, 2003, the Company received a notice from the office of the Illinois Attorney General of its intent to file an enforcement action regarding the alleged violations. In the fourth quarter of fiscal 2004, the Company recorded a reserve of approximately $250 for its potential costs related to this action. The Illinois Attorney General filed a complaint on April 8, 2004. In response to a request from the Illinois EPA and the Attorney General, the Company performed additional stack tests on production lines that were not tested in 2002. The results from those tests indicated that one incinerator may be out of compliance, depending on the applicable test method. The Company made a submission to the Illinois EPA in August 2004 explaining why it believes the incinerator is in compliance. The Illinois EPA informed the Company in writing in October 2004, that it accepts the rationale for use of the alternative test method, and agrees that the incinerator is currently in compliance. The Illinois Attorney General’s office informed the Company verbally that it also agrees that the plant is currently in compliance. The parties have exchanged settlement offers, and the negotiations are continuing.

In May 2002, the Company sold substantially all of the assets of its Pinole Point Steel business. In December 2004, the purchaser of the facility received a letter from the California Regional Water Quality Control Board requesting a work plan and timetable for the investigation of contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation activities may be required. The Company believes that the contamination occurred prior to its acquisition of the Pinole Point Steel facility in 1997, and that the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, the Company may be required to do so. The Company is unable to estimate the potential liability, if any, in this matter due to the limited information provided to date.

MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1,000 to $1,600. The Company’s environmental reserves were approximately $1,000 as of February 28, 2005.

The Company does not believe that the ultimate outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of February 28, 2005 and, where applicable, taking into account contributions from other PRPs. However, due to a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, actual results could differ from the Company’s estimates and could have a material adverse effect on the Company’s financial condition or results of operations.

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

Note 4: Indebtedness

Long-term debt consists of the obligations presented in the chart below. Projected principal payments of long-term debt, assuming no conversion or redemption, also are presented in this chart.

	2005	2004
Long-Term Debt Obligations
Borrowings Under Lines of Credit	$1,100	$—
1998 Senior Notes	—	43,944
	1,100	43,944
Less Current Portion	—	36,944
Long-Term Debt	$1,100	$7,000

Projected Principal Payments of Long-Term Debt
2006		$—
2007		—
2008		1,100
Total		$1,100

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The New Line agreement expires on October 11, 2007. Borrowings outstanding under the New Line were $1,100, borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $27,036 as of February 28, 2005. The Company classified $1,100 outstanding under the New Line as long-term debt as of February 28, 2005. In fiscal year 2004, the Company classified $7,000 as long-term debt based on its ability and intent to refinance that portion of debt on a long-term basis. At the Company’s option, interest is at the bank’s prime rate (5.5% as of February 28, 2005) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004. As of February 28, 2005, the Company was in compliance with all debt covenants. Subsequent to the end of fiscal 2005, the Company was not in compliance with certain reporting covenants required under the New Line due solely to the failure to timely file and deliver this Annual Report on Form 10-K for fiscal 2005. On June 27, 2005, the lenders under the New Line waived the Company’s breach of such reporting covenants. Under the New Line, there are restrictions on the Company’s use of its cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In March 2004, one of the Company’s letters of credit for $275 was canceled and the related cash collateral was released to the Company. On May 11, 2004, the remaining cash collateral ($3,082) was released to the Company upon the effective date of the amended and restated line of credit described above. In July 2004, a letter of credit for $1,077, related to a customer dispute, expired and was not renewed. In January 2005, a letter of credit related to Workers Compensation was reduced by $141. As of February 28, 2005, the Company had $1,864 in outstanding letters of credit.

On February 27, 1998, MSC authorized the issuance and sale of $61,500 Senior Notes (“1998 Senior Notes”) in two series. The interest rate on the Series A Note ($5,000) was 6.49%, and the Note matured on May 31, 2003. The interest rate on the Series B Notes ($56,500) was 6.80%, and the Notes were to mature on May 31, 2010. The 1998 Senior Notes were issued and funded on February 27, 1998. On June 2, 2003, the Company made a principal payment of $11,278 against the 1998 Senior Notes. The estimated fair value of the 1998 Senior Notes, based on discounted cash flows, was less than the carrying value by $5,493 as of February 29, 2004.

On May 10, 2004 and May 28, 2004, the Company repaid the Senior Notes. The debt prepayment consisted of principal ($43,944), interest ($1,346) and a contractual prepayment penalty ($4,051). The Company recorded a loss on the early retirement of debt of $4,205 which included the contractual prepayment penalty and the write-off of previously capitalized financing.

Note 5: Leases

MSC leased one manufacturing facility (Walbridge, Ohio) under a capital lease which was included in Property, Plant and Equipment on the Consolidated Balance Sheets. The capital lease included renewal options and expired on June 30, 2003. In the fourth quarter of fiscal 2003, the Company renewed the term of the lease for five years ending June 30, 2008 with the option to extend in five-year increments through June 30, 2023. The renewal is being treated as an operating lease based on the terms of the renewal. Other equipment is leased under non-cancelable operating leases.

The Walbridge, Ohio facility lease contains certain covenants with which the Company was in compliance. MSC subleased its interest in this facility to the Partnership prior to MSC’s purchase of 100% ownership interest on May 7, 2003.

The table below presents future minimum lease payments including the Walbridge lease.

Operating Leases
Minimum Lease Payments
2006	$1,837
2007	2,110
2008	2,210
2009	1,066
2010	538
2011 and Thereafter	4,390
Total Minimum Lease Payments	$12,151

There was no amortization of leased property in fiscal 2005. Amortization of leased property in 2004 and 2003 was $279 and $812, respectively. Total rental expense under operating leases was $2,448 in fiscal 2005, $2,781 in fiscal 2004 and $2,911 in fiscal 2003.

Note 6: Retirement Plans

MSC has non-contributory defined benefit and defined contribution pension plans that cover a majority of its employees. The Company funds amounts required to meet ERISA funding requirements for the defined benefit plans. The Company makes an annual contribution to the defined contribution plan for the amount earned by participating employees after the end of each calendar year. The cost of this plan was $727 in fiscal 2005, $1,131 in fiscal 2004 and $1,704 in fiscal 2003. In addition to the benefits previously described, some MSC officers participate in a non-contributory supplemental pension plan.

The Company provides its retired employees with certain postretirement health care benefits, which MSC may periodically amend or modify. Certain employees may be eligible for these benefits if they reach normal retirement age while employed by the Company.

The following tables present a reconciliation of the change in benefit obligation, a reconciliation of the change in plan assets, a statement of the funded status of the plans, the components of net periodic benefit cost and the assumptions used in determining the plans’ funded status.

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Change in Benefit Obligation:
Obligation, March 1	$14,356	$11,052	$1,909	$2,399
Service Cost Benefits Earned During the Period	149	172	67	111
Interest Cost on Benefit Obligation	754	738	115	126
Plan Amendments	—	270	—	—
Actuarial (Gain) Loss	560	1,537	297	114
Benefit Payments	(2,286)	(609)	(200)	(100)
Curtailments	—	646	—	(741)
Other Plan Changes	12	550	—	—
Obligation, February 28 or 29	$13,545	$14,356	$2,188	$1,909
Change in Plan Assets:
Plan Assets at Fair Value, March 1	$6,035	$4,774	$65	$64
Actual Return of Plan Assets	824	1,326	(4)	1
Company Contributions	2,239	544	200	100
Benefit Payments	(2,286)	(609)	(200)	(100)
Plan Assets at Fair Value, February 28 or 29	$6,812	$6,035	$61	$65
Funded Status:
Funded Status	$(6,733)	$(8,321)	$(2,127)	$(1,844)
Unrecognized Transition Obligation	4	7	—	—
Unrecognized Prior Service Cost	397	493	—	—
Unrecognized Gain	1,705	1,481	349	42
Net Amount Recognized	$(4,627)	$(6,340)	$(1,778)	$(1,802)

	Pension Benefits
	2005	2004
Plans with Accumulated Benefit Obligation in excess of Plan Assets
Projected Benefit Obligation	$13,545	$14,356
Accumulated Benefit Obligation	$13,508	$14,090
Fair Value of Plan Assets	$6,812	$6,035

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost:
Service Cost Benefits Earned During the Period	$149	$172	$297	$67	$111	$124
Interest Cost on Benefit Obligation	754	738	672	115	126	143
Expected Return on Assets	(513)	(397)	(400)	(6)	(6)	(5)
Amortization of Transition Obligation	3	2	2	—	—	—
Amortization of Prior Service Cost	96	98	92	—	(34)	(69)
Amortization of Net (Gain) Loss	25	44	—	—	—	(53)
Expense Due to Plan Amendments	—	270	—	—	—	—
Curtailment	—	—	—	—	(1,951)	—
FAS 88 Charges	11	1,467	—	—	—	—
Net Periodic Benefit Cost	$525	$2,394	$663	$176	$(1,754)	$140

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Amounts Recognized in the Consolidated Balance Sheets
Prepaid Benefit Cost	$626	$466	$—	$—
Accrued Benefit Liability	(7,322)	(8,521)	(1,778)	(1,802)
Intangible Asset	401	501	—	—
Accumulated Other Comprehensive Income	1,668	1,214	—	—
Net Amount Recognized	$(4,627)	$(6,340)	$(1,778)	$(1,802)

	2005	2004
Additional Information
Increase in Minimum Liability Included in Other Comprehensive Income	$454	$62

	2005	2004	2003
Assumptions Used in Determining the Plans’ Funded Status:
Discount Rate	5.75%	6.00%	6.33%
Expected Long-Term Rate of Return on Assets	8.40%	8.40%	8.40%
Rate of Increase in Compensation Levels	3.00%	3.00%	3.00%

MSC continues to review its postretirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated postretirement benefit obligation, of which only a minor amount has been funded, and net cost, MSC used a 10% health care cost trend rate decreasing until leveling off at 5% in calendar 2010, however for some benefits no trend rate is applicable. The Company’s weighted average trend rate was 5.5% as of February 28, 2005.

A 1% increase in assumed health care cost trend rates will raise the total of the service and interest cost components of net periodic postretirement benefit cost by $42 and the health care component of the accumulated postretirement benefit obligation by $283 as of February 28, 2005. A 1% decrease in assumed health care cost trend rates will lower the total of the service and interest cost components of net periodic postretirement benefit cost by $32 and the health care component of the accumulated postretirement benefit obligation by $231 as of February 28, 2005.

On May 19, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on accounting for the effects of prescription drug provisions of the Medicare Act (“Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by this Act. This FSP supercedes FSP 106-1 of the same subject that allowed employers to either defer or recognize the legislation’s effect. FSP 106-2 required accounting for the effects of the Act no later than the Company’s quarter ended November 30, 2004. The adoption of FSP 106-2 did not have a material impact on the Company’s Consolidated Financial Statements.

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

During the fourth quarter of fiscal 2004, the Company entered into agreements with certain employees for the buyout of certain Supplemental Pension Plan (“SERP”) obligations. Approximately $917 was expensed in the fourth quarter of fiscal 2004 for SERP buyout. The payments were made on May 31, 2004, and accordingly were classified as Current Liabilities on the accompanying February 29, 2004 Consolidated Balance Sheet.

Plan Assets. The Company’s pension plan weighted-average asset allocations at February 28 or 29, 2005 and 2004, by asset category, were as follows:

	2005	2004
Equity Securities	67%	67%
Debt Securities	33%	33%
Total	100%	100%

The investment objective of the Company’s pension plans is to meet the current and future defined benefit payments of participants and beneficiaries of the Company’s retirement plans. The Company will invest its assets in funds with appropriate long-term goals and objectives. Individual funds included will seek to provide a long-term competitive rate of return, net of expenses, at appropriate risk levels, that over the long run is equal to or exceeds outlined benchmarks. In order to maximize diversification, the Plans will invest in portfolios within four broad asset classes: bonds, large company stocks, small company domestic stocks and foreign stocks. To provide additional diversification and further reduce the volatility of the portfolio, the Plans will divide the large and small stock domestic portions between value and growth managers.

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

The Company expects to contribute approximately $558 to its qualified and non-qualified pension plans in fiscal 2006. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are shown in the table below.

Expected Benefit Payments:
2006	$683
2007	1,036
2008	1,140
2009	1,170
2010	1,186
2011 and Thereafter	5,699
$10,914

The Company expects to contribute approximately $95 to its postretirement benefit plans other than pensions in fiscal 2006. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are shown in the table below.

Expected Benefit Payments:
2006	$95
2007	96
2008	98
2009	107
2010	110
2011 and Thereafter	690
$1,196

Note 7: Interest (Income) Expense, Net

The table presented below analyzes the components of interest (income) expense, net.

	2005	2004	2003
Interest (Income) Expense, Net
Interest Expense	$959	$3,273	$5,173
Interest Income	(70)	(377)	(936)
Interest Expense Allocated to Pinole Point Steel	—	—	(1,797)
Interest (Income) Expense, Net	$889	$2,896	$2,440

The table above excludes interest expense of $5 and $62 for fiscal years 2004 and 2003, respectively, related to the Walbridge, Ohio facility. This facility was subleased to the Partnership. The interest expense and amortization relating to this lease was reduced by sublease income received from the Partnership, and the net result was included in Other, Net, shown in the Consolidated Statements of Income (Loss). The loss from discontinued operation, net of income taxes, of Pinole Point Steel, includes an allocation of consolidated interest expense as noted in the table above. The allocation was based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel’s subsequent cash flow.

Note 8: Income Taxes

Deferred income taxes result from recognizing revenues and expenses in different periods for tax and financial reporting purposes.

The components of the provision (benefit) for income taxes and reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

	2005	2004	2003
Tax Provision (Benefit)
Current:
Federal	$—	$—	$(1,116)
State	69	—	(333)
	69	—	(1,449)
Deferred:
Federal	107	(3,339)	(183)
State	(85)	123	259
	22	(3,216)	76
Tax Provision (Benefit)	$91	$(3,216)	$(1,373)
Tax Rate Reconciliation
Tax Provision (Benefit) at Federal Statutory Rate	$385	$(5,813)	$(599)
State and Local Taxes, Net of Federal Tax Benefit	(2,604)	(714)	(74)
Extraterritorial Income Exclusion/Foreign Sales Corp	—	—	(74)
Reserve Adjustment	(770)	—	(673)
Valuation Allowance	2,835	2,608	—
Non Deductible Compensation Expense	477	—	—
Other, Net	(232)	703	47
Tax Provision (Benefit) at Effective Income Tax Rate	$91	$(3,216)	$(1,373)

The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for tax liabilities due to the potential change in judgments and estimates are $1,296 and $1,618 at February 28, 2005 and February 29, 2004, respectively. Accruals relate to tax issues for both U.S. federal and domestic states. The amounts provided are included in the appropriate categories in the table above.

During fiscal 2005, the Company generated losses from its German subsidiary as well as in certain states in which the Company operates. As such, deferred tax assets were increased to reflect the additional net operating loss carryforward. The valuation allowance also increased due to Management’s belief that it is more likely than not that the operating loss will not be fully utilized due to recent significant operating losses.

During fiscal 2003, the Internal Revenue Service completed its review of fiscal years 1997, 1998 and 1999. The Company analyzed its income tax reserve position based on this event and reduced its previously provided income tax reserves by $673 in the fourth quarter of fiscal 2003. During fiscal 2005, the Company reduced tax reserves by $770 due to changes in tax law in certain states in which the Company operates and the lapsing of the statute of limitations for specific tax contingencies.

Temporary differences that give rise to deferred tax (assets) and liabilities were as follows:

	2005	2004
Reserves Not Deductible Until Paid	$(2,284)	$(2,357)
Employee Benefit Liabilities	(4,302)	(4,888)
Deferred State Income Taxes, Net	(4,361)	(1,656)
Net Operating Loss and Tax Credit Carryforwards	(9,582)	(9,652)
Other	(104)	(196)
Total Gross Deferred Tax Asset	$(20,633)	$(18,749)
Valuation Allowance	6,094	3,258
Total Deferred Tax Assets	$(14,539)	$(15,491)
Property and Equipment	6,970	8,601
Other	—	—
Total Deferred Tax Liabilities	$6,970	$8,601
Net Deferred Tax (Assets) Liabilities	$(7,569)	$(6,890)

As of February 28, 2005, net operating losses and tax credit carryforwards of $3,949 were available with an unlimited expiration date, and the remaining $5,633 expires in varying amounts through fiscal 2024.

Deferred Tax (Assets) Liabilities, Net have been recorded on the Company’s Consolidated Balance Sheets as follows:

	2005	2004
Current Assets – Deferred Income Taxes	$(2,727)	$(2,235)
Long-Term Assets – Deferred Income Taxes	(4,842)	(4,655)
Long-Term Liabilities – Deferred Income Taxes	—	—
	$(7,569)	$(6,890)

Note 9: Significant Customers and Export Sales

Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers, including indirect sales, are significant. Sales to one end user of the Company’s acoustical/thermal solutions (DaimlerChrysler) accounted for approximately 12% of net sales in fiscal 2005, up from 6% and 3% in 2004 and 2003, respectively.

Export sales decreased in fiscal 2005 to 6% of the Company’s net sales primarily as a result of the change in the supply model for hard disk drives from package to toll processing eliminating the cost and price of steel in the sale. Export sales for the Company were 10% in fiscal 2004 and 8% in fiscal 2003.

Note 10: Equity and Compensation Plans

The Company has four stock option plans: the 1985 Plan, the 1992 Plan, the 1996 Directors Plan and the 2001 Directors Plan.

There are 2,512,500 shares authorized under the 1985 Plan to provide for the shares purchased by employees under the Material Sciences Corporation Employee Stock Purchase Program.

There are 3,262,500 shares authorized under the 1992 Plan to provide stock options and restricted stock under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire 10 years from the date of grant. Incentive stock options (“ISOs”) were issued in fiscal 1994 at fair market value at the date of grant and expire 10 years from the date of grant. These ISOs were issued in tandem with a restricted stock grant and vest two years after the vesting of the restricted stock, if the corresponding restricted stock still is owned by the participant.

Under the 1992 Plan, restricted stock and cash awards generally vest over three to five years from the date of grant. Certain of these awards require a cash contribution from the employee. Shares of restricted stock are awarded in the name of the employee, who has all the rights of a shareowner, subject to certain restrictions or forfeitures. Restricted stock and cash awards have been issued with restrictions based upon time, stock price performance or a combination thereof. The market value of the restricted stock at the date of grant is amortized to compensation expense over the period in which the shares vest (time-based awards). In the event of accelerated vesting due to the achievement of market value appreciation as defined by the plan, the recognition of the unamortized expense would be accelerated. For awards based on both time and performance (performance-based awards), the Company determines the compensation cost to be recorded on the date the performance levels are achieved. On that date, compensation expense representing a pro rata portion of the total cost is recognized. The remaining compensation expense is recorded ratably over the remaining vesting period. If the specified stock performance levels are not achieved by the end of the five-year period from the date of grant, the employee contribution, elected restricted stock and the cash award are forfeited.

In fiscal 2003, the Company issued options under the 1992 Plan for the purchase of 857,333 shares of common stock at 100% of the fair market value at the date of grant. The options expire after five years from the date of grant and vest ratably over three years from the date of grant.

There are 250,000 shares authorized under the 1996 Directors Plan. This plan consisted of grants that provided for 50% of each non-employee director’s annual retainer (“Retainer Options”) and annual incentive stock options (“Incentive Options”). The Retainer Options vested on the date of grant and expire five years after that date. The Incentive Options vest one year from the date of grant and expire five years after the date of grant. No further shares will be issued under this plan, and 4,777 shares were outstanding as of February 28, 2005. The 1996 Directors Plan was replaced with the 2001 Directors Plan that was approved by the shareowners in June 2000 and was effective March 1, 2001.

There are 150,000 shares authorized under the 2001 Directors Plan. This plan consists of grants that provide for all or a portion of each non-employee director’s annual retainer, according to the non-employee director’s election to receive the annual retainer either in cash, shares of common stock, deferred stock units (entitles the non-employee director to receive shares at a later date), or a combination thereof. The shares and deferred stock units vest in four equal installments on the date of grant and the three, six and nine-month anniversaries of the date of grant. Any portion which has not vested prior to the date the non-employee director ceases to be a non-employee director shall expire and be forfeited. The 2001 Directors Plan also consists of grants to provide for annual incentive stock options (“Incentive Options”). The Incentive Options vest one year from the date of grant and expire ten years after the date of grant. The 2001 Directors Plan expired on February 29, 2004 and no additional grants will be made under the plan. As of February 28, 2005, 82,993 shares were outstanding under the 2001 Directors Plan.

The exercise price of all options equals the market price of the Company’s stock either on the date of grant or, in the case of the 1996 Directors Plan, on the day prior to the grant.

Stock Option Activity

A summary of transactions under the stock option plans is presented below.

	Options Outstanding			Exercisable Options
	Directors	Key Employees	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock Option Activity
Outstanding as of February 28, 2002	216,358	724,500	$14.36	899,545	$14.51
Granted	24,884	903,844	10.17
Exercised	(40,889)	(24,537)	9.17
Canceled	(23,291)	(206,745)	13.99
Outstanding as of February 28, 2003	177,062	1,397,062	$12.12	983,535	$13.11
Granted	37,453	—	9.61
Exercised	—	(107,749)	10.00
Canceled	(47,589)	(546,449)	11.99
Outstanding as of February 29, 2004	166,926	742,864	$12.36	785,803	$12.73
Granted	—	—	—
Exercised	(50,932)	(312,328)	11.28
Canceled	(54,377)	(98,065)	12.09
Outstanding as of February 28, 2005	61,617	332,471	$13.14	386,334	$13.04

	Options Outstanding as of February 28, 2005			Exercisable Options as of February 28, 2005
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.80–$9.90	23,958	4.18	$8.35	23,958	$8.35
$10.00–$11.71	149,441	2.93	10.10	149,441	10.10
$12.34–$14.50	75,864	2.01	14.03	68,110	14.15
$16.25–$18.75	144,825	1.22	16.61	144,825	16.61
$ 6.80–$18.75	394,088	2.20	$13.14	386,334	$13.04

The weighted average fair value of individual options granted in fiscal 2004 and 2003 is $9.61, and $10.17, respectively. No options were granted in fiscal 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the option grants in fiscal 2004 and 2003, respectively: risk-free interest rates of 2.92% and 4.08%; expected life of 5.00 years and 3.07 years; and expected volatility of 48.92% and 51.58%.

A summary of transactions under the restricted stock plans was as follows:

Restricted Stock Activity
Unvested as of February 28, 2003	246,417
Granted	76,104
Vested	(121,284)
Canceled	(31,220)
Unvested as of February 29, 2004 Granted	170,017 —
Vested	(129,475)
Canceled	(15,425)
Unvested as of February 28, 2005	25,117

Compensation effects arising from issuing restricted stock and stock options were $110 in fiscal 2005, $800 in fiscal 2004 and $1,442 in fiscal 2003, and have been charged against income and recorded as Additional Paid-In Capital in the Consolidated Balance Sheets.

The Employee Stock Purchase Plan permits eligible employees to purchase shares of common stock at 85% of the lower fair market value of the stock as of two measurement dates six months apart. Shares of common stock sold to employees under this plan were 48,111 in fiscal 2005, 57,535 in fiscal 2004, and 60,811 in fiscal 2003. MSC does not record expense related to the 15% stock purchase price discount permitted under the Employee Stock Purchase Plan for eligible employees to purchase shares of common stock. The 15% stock purchase price discount would have resulted in expense of $155 in fiscal 2005, $122 in fiscal 2004, and $86 in fiscal 2003. Beginning in fiscal 2006, employees will be permitted to purchase shares of common stock at 95% of the fair market value of the stock as of the end of each six-month measurement period.

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

On December 16 and 17, 2004, the Company’s Non-Executive Chairman of the Board, certain executive officers and key managers vested in long-term incentives in the form of phantom stock units granted during fiscal 2005. According to the terms of the long-term incentive agreements, the units vested and cash payouts for all of the phantom stock units were due as a result of the Company’s stock price closing above $14.00 and $15.00 for thirty consecutive trading days. The Company recorded expense and paid cash of $4,116 during the fourth quarter of fiscal 2005.

In conjunction with the Company’s review of several strategic business alternatives and the related fiscal year 2004 fourth quarter business decisions, the Company entered into retention agreements with certain employees that relate to various periods ending on May 31, 2005. The Company also bought out the SERP benefits of these employees. Approximately $322 and $917 were expensed in the fourth quarter of fiscal 2004 for retention and SERP, respectively, and $1,605 was expensed in fiscal 2005 for retention.

Note 11: Discontinued Operations

During the second quarter of fiscal 2003, the Company recorded an after-tax charge of $101 related to a decrease in the previously estimated insurance premium refund for the sale of the Specialty Films business on June 29, 2001.

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. The Company recorded losses on discontinued operation of $151 (net of tax) and $489 (net of tax) in fiscal

2005 and 2004, respectively. These losses primarily resulted from workers compensation expenses. In fiscal 2003, the Company recorded a gain on discontinued operation of $1,934 (net of tax). As of February 28, 2005, the Company has received $58,020 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $26,846 from liquidating the Pinole Point Steel operations. The proceeds from liquidating the Pinole Point Steel operations include an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of February 28, 2005, there were $366 in net liabilities remaining. The remaining net liabilities included liabilities (primarily workers compensation exposure) not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

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

Net sales from discontinued operation of Pinole Point Steel were $48,050 in fiscal 2003. Loss from discontinued operation, net of income tax was $2,136 in fiscal 2003 which includes the allocation of consolidated interest expense of $1,797.

Note 12: Asset Impairments and Restructuring

Asset Impairments

As a result of the strategic review and fourth quarter 2004 events (industry-wide metal shortages, higher metal pricing and the loss of a significant customer serviced by the Middletown, Ohio facility), the Company announced the closing of the Middletown facility. The Board concluded that operating the remaining coil coating facilities would provide the best opportunity for a greater return to shareowners. This resulted in a pretax asset impairment charge of $7,991 recorded in the fourth quarter of fiscal 2004. The facility was closed in July 2004.

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

Restructuring

During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,657 for the fiscal year ended February 28, 2005. A total of 97 employees were affected by this restructuring. Of the total amount recorded, $1,771 related to the Middletown closing ($749 in severance, $573 in severance related expense [mainly healthcare costs, outplacement and employer taxes] and $449 in shutdown costs related to closing the Middletown facility) and $886 related to other restructuring actions ($622 in severance and $264 in severance related expense). A total of $2,906 was paid in fiscal 2005, and the remainder is to be paid out in fiscal year 2006. A total of $302 related to the fiscal 2005 restructuring is recorded as Accrued Payroll Related Expenses in the Consolidated Balance Sheet as of February 28, 2005.

In fiscal 2003, the Company entered into a separation arrangement related to the resignation of the former Chairman, President and Chief Executive Officer. As a result of this arrangement, the Company had a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses for fiscal 2004 were $1,964. Cash of $977 was paid during fiscal 2004. A total of $559 was recorded as Accrued Payroll Related Expenses and $122 was recorded as Other Long-Term Liabilities in the Consolidated Balance Sheet as of February 29, 2004. The remaining $130 related to these restructurings is recorded in Accrued Payroll Related Expenses ($98) and Other Long-Term Liabilities ($32) in the Consolidated Balance Sheet as of February 28, 2005.

In fiscal 2002, the Company announced it implemented a program to reduce overhead and improve efficiencies. The program involved restructuring MSC’s manufacturing organization, including the terminations of 14 salaried personnel in the third quarter of fiscal 2003 which resulted in a restructuring charge of $855 for severance and other related costs in the third quarter of fiscal 2003. Of this amount, $677 pertained to severance expenses and $178 for other related costs. Total cash paid related to this restructuring program was $440 and $383 in fiscal 2004 and 2003 respectively. The reserve was utilized as of February 29, 2004.

The restructuring reserve as of February 28, 2005, is presented in the chart below which includes both the fiscal 2004 and 2005 restructuring plans.

	Severance	Other	Total
Restructuring Reserve as of February 28, 2002	$434	$104	$538
Restructuring Reserve Recorded on November 20, 2002	677	178	855
Cash Payments	(720)	(201)	(921)
Restructuring Reserve as of February 28, 2003	$391	$81	$472
Restructuring Reserve Recorded During Fiscal 2004	1,013	951	1,964
Reclassification of Supplemental Pension Reserve	—	(338)	(338)
Cash Payments	(794)	(623)	(1,417)
Restructuring Reserve as of February 29, 2004	$610	$71	$681
Restructuring Reserve Recorded During Fiscal 2005	1,371	1,286	2,657
Cash Payments	(1,677)	(1,229)	(2,906)
Restructuring Reserve as of February 28, 2005	$304	$128	$432

Note 13: Contractual Commitment

On January 31, 2002, the Company entered into an exclusive license agreement with TouchSensor Technologies, LLC (“TST”). This agreement provides for MSC to manufacture, use, further develop and sell TST’s patented touch sensor technology for sensors, switches, displays and interface solutions in the consumer electronics and transportation markets. There were $1,530 of sales in fiscal 2005, $470 of sales in fiscal 2004 and $272 of sales in fiscal 2003. Royalty expenses related to this agreement were $2,750, $1,500, and $1,000 in fiscal years 2005, 2004 and 2003, respectively. Royalty payments to TST, per the license agreement, consist of a certain percentage of net sales of licensed products plus a certain percentage of sublicense profits subject to a minimum annual royalty amount. The Company has paid the minimum royalty amount in fiscal years 2005, 2004 and 2003.

Note 14: Business Segments

MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. The Company’s two reportable segments for all years presented are MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”).

EMS focuses on providing material-based solutions for acoustical/thermal, coated metal, and electronic applications. The acoustical/thermal material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and thermal energy. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems and enhance performance. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. EMS’s domestic and foreign sales are presented in the chart below. Of the foreign sales, no one country comprised greater than 10% of consolidated EMS sales. Income before income taxes for EMS includes $14,730 of asset impairment charges in fiscal 2004.

EMD focuses on field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Substantially all of the assets of the EMD segment were sold on June 20, 2005. EMD will be reported as a discontinued operation beginning in the second quarter of fiscal 2006.

Corporate represents cash, certain fixed assets, income taxes receivable, deferred income taxes and unallocated general corporate expenses. Income (Loss) before income taxes for Corporate includes interest expense of $959, $3,273, and $3,376 not allocated to discontinued operations during fiscal 2005, 2004 and 2003, respectively. In addition, income (loss) before income taxes for Corporate for fiscal 2005 includes $1,605 for retention, compared to $322 and $917 for retention and SERP buyout, respectively, in fiscal 2004. Additionally, in fiscal 2005, the Company recorded phantom stock expense of $4,116 and early extinguishment of debt of $4,205.

	2005	2004	2003
Net Sales
EMS – Domestic	$253,131	$230,676	$254,043
EMS – Foreign	10,192	12,072	12,503
EMD	1,530	470	272
Total	$264,853	$243,218	$266,818
Depreciation and Amortization
EMS	$11,737	$14,468	$15,442
EMD	169	80	2
Corporate	70	381	953
Total	$11,976	$14,929	$16,397
Income (Loss) Before Income Taxes
EMS	$26,539	$1,323	$17,064
EMD	(5,565)	(5,061)	(3,739)
Corporate	(19,873)	(12,871)	(15,037)
Total	$1,101	$(16,609)	$(1,712)
Total Assets
EMS	$157,253	$157,809	$167,494
EMD	1,339	1,257	319
Corporate	11,981	45,543	53,961
Subtotal	170,573	204,609	221,774
Discontinued Operations	—	—	16,035
Total	$170,573	$204,609	$237,809
Capital Expenditures
EMS	$5,030	$3,737	$6,064
EMD	87	773	58
Corporate	—	9	137
Total	$5,117	$4,519	$6,259

Note 15: Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended February 28 or 29, 2005, 2004 and 2003.

	2005	2004	2003
Income (Loss) from Continuing Operations	$1,010	$(13,393)	$(339)
Loss on Sale of Discontinued Operation – Specialty Films	—	—	(101)
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(151)	(489)	1,934
Net Income (Loss)	$859	$(13,882)	$1,494
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,351	13,990	13,941
Dilutive Stock Options	44	—	136
Dilutive Restricted Stock	20	—	149
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,415	13,990	14,226
Basic Net Income (Loss) Per Share:
Gain (Loss) from Continuing Operations	$0.07	$(0.95)	$(0.02)
Loss on Sale of Discontinued Operation – Specialty Films	—	—	(0.01)
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.01)	(0.04)	0.14
Basic Net Income (Loss) Per Share	$0.06	$(0.99)	$0.11
Diluted Net Income (Loss) Per Share:
Gain (Loss) from Continuing Operations	$0.07	$(0.95)	$(0.02)
Loss on Sale of Discontinued Operation – Specialty Films	—	—	(0.01)
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.01)	(0.04)	0.14
Diluted Net Income (Loss) Per Share	$0.06	$(0.99)	$0.11

Options to purchase 22,275 shares of common stock at a price range of $17.63-$18.75 per share were outstanding during fiscal 2005 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 16: Subsequent Event

On June 20, 2005, the Company completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of EMD to TST in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2,750 as well as approximately $825 of obligations related to certain cost sharing agreements between the Company and TST projected for the 18 months ending in November 2006. The Company expects the transaction will result in a pretax loss of approximately $2,000 including severance and other transaction related costs.

Note 17: Selected Quarterly Results of Operations (Unaudited)

The table presented below is a summary of quarterly data for the years ended February 28, 2005 and February 29, 2004.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$70,487	$62,631	$67,363	$64,372
Gross Profit	15,265	13,158	15,095	12,433
Income (Loss) from Continuing Operations	(1,437)	705	2,508	(766)
Income (Loss) on Discontinued Operation – Pinole Point Steel	(20)	(115)	(70)	54
Net Income (Loss)	(1,457)	590	2,438	(712)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.10)	$0.05	$0.17	$(0.05)
Loss on Discontinued Operation – Pinole Point Steel	—	(0.01)	—	—
Basic Net Income (Loss) Per Share	$(0.10)	$0.04	$0.17	$(0.05)
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.10)	$0.05	$0.17	$(0.05)
Loss on Discontinued Operation – Pinole Point Steel	—	(0.01)	—	—
Diluted Net Income (Loss) Per Share	$(0.10)	$0.04	$0.17	$(0.05)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$59,383	$55,899	$64,640	$63,296
Gross Profit	9,470	8,311	11,763	11,471
Income (Loss) from Continuing Operations	(2,230)	321	953	(12,437)
Loss on Discontinued Operation – Pinole Point Steel	(123)	(125)	(200)	(41)
Net Income (Loss)	(2,353)	196	753	(12,478)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.16)	$0.02	$0.07	$(0.88)
Loss on Discontinued Operation – Pinole Point Steel	(0.01)	(0.01)	(0.02)	—
Basic Net Income (Loss) Per Share	$(0.17)	$0.01	$0.05	$(0.88)
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.16)	$0.02	$0.07	$(0.88)
Loss on Discontinued Operation – Pinole Point Steel	(0.01)	(0.01)	(0.02)	—
Diluted Net Income (Loss) Per Share	$(0.17)	$0.01	$0.05	$(0.88)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company’s independent registered public accounting firm and the Company during the two most recent fiscal years or any subsequent interim period.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The management of the Company, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.

Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2005, because of the material weaknesses discussed below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

(b) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control – Integrated Framework. The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of February 28, 2005. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of February 28, 2005:

•	The implementation of adequate controls over the financial closing and reporting process, including controls over disclosures, non-routine transactions and significant estimates. These deficiencies were primarily attributable to (1) insufficient personnel with appropriate qualifications and training in certain key accounting roles in order to complete and document the quarterly and year-end financial closing process and (2) lack of comprehensive documentation of accounting policies and procedures.
•

The design and implementation of adequate controls over accounting for income taxes. Specifically, the Company did not adequately reconcile its effective tax rate to its statutory rate, and the Company did not adequately review the difference between the income tax basis and financial reporting basis of assets and liabilities and reconcile the difference to recorded deferred income tax assets and liabilities. Additionally, the Company had insufficient personnel with appropriate qualifications and training in accounting for income taxes.
•	The design and implementation of adequate controls to ensure all appropriate reserve requirements are made against accounts receivable and all reductions to accounts receivable are properly authorized and timely processed.
•	The implementation of adequate controls to verify inventory at third party processors.
•	The design and implementation of controls to ensure proper valuation of aged non-conforming materials and supplemental production materials.

As a result of these deficiencies, material adjustments related to the fourth quarter financial statements were identified and recorded by the Company. The Company performed additional post year-end procedures to ensure that necessary material adjustments were identified and recorded in order to fairly present the 2005 financial statements in accordance with generally accepted accounting principles.

Because of the material weaknesses described above, management concluded that, as of February 28, 2005, the Company’s system of internal control over financial reporting was not effective based on the criteria established in Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below in Item 9A(d) in the Annual Report and which expresses an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005.

(c) Changes in internal control over financial reporting. There were changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes include the following:

–	Improvements to management’s process for analyzing and documenting income statement and balance sheet fluctuations as part of the monthly close process.
–	Implementation of proper policies to effectively govern general computer controls designed to protect the overall integrity and reliability of Company data.
–	Improvements to security access for key computer systems used in the financial reporting process.

In addition, to begin addressing the material weaknesses described above, subsequent to February 28, 2005, the Company’s management has increased accounting resources by hiring a new Corporate Controller, hiring a Tax Manager, and adding additional resources to the Finance Department.

(d) Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Material Sciences Corporation and Subsidiaries

Elk Grove Village, Illinois

We have audited management’s assessment, included in the accompanying management’s Report on Internal Control over Financial Reporting, that Material Sciences Corporation and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as February 28, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	As of February 28, 2005, management had insufficient personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions. Additionally, the Company lacks comprehensive documentation of its accounting policies and procedures.
•	Management had not designed and implemented effective controls over accounting for income taxes. Specifically, the Company did not adequately reconcile its effective tax rate to its statutory rate, and the Company did not adequately review the difference between the income tax basis and financial reporting basis of assets and liabilities and reconcile the difference to recorded deferred income tax assets and liabilities. Additionally, the Company had insufficient personnel with appropriate qualifications and training in accounting for income taxes.

•	Management did not design and maintain controls to analyze and record appropriate adjustments to the accounts receivable reserves and monitor the proper authorization of reductions to accounts receivable.
•	Management did not maintain adequate controls to verify inventory at third party processors.
•	Management did not design and implement controls to ensure proper valuation of aged non-conforming materials and supplemental production materials.

Due to (1) the material adjustments identified in the fourth quarter and year-end financial statements, (2) the significance of the deficiencies in the financial closing and reporting process to the preparation of reliable financial statements and (3) the pervasiveness of the deficiencies identified in the financial closing and reporting process, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of February 28, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 28, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2005, of the Company and our report dated July 7, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Chicago, Illinois

July 7, 2005

Item 9B. Other Information

All information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2005 was disclosed on a Form 8-K and filed with the Securities and Exchange Commission as required.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item regarding the identification of Directors, matters related to the Audit Committee, and Section 16(a) compliance is incorporated by reference to the information in the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” respectively in the proxy statement for the Annual Meeting of Shareowners on August 18, 2005 (“Proxy Statement”).

The information required by this item concerning executive officers is included in Part 1, Item 1 of this report under the heading “Executive Officers of the Registrant”.

Code of Ethics

The Company has adopted a code of ethics entitled Material Sciences Corporation Code of Business Ethics (“MSC Code of Ethics”) that applies to all of its employees, officers and directors, including its principal executive officer and principal financial and accounting officer. A copy of the MSC Code of Ethics is available on the Company’s website at www.matsci.com. Amendments to, or waivers from, certain provisions of the MSC Code of Ethics for executive officers and directors are disclosed on the Company’s website following the date of such amendment or waiver. A copy of the MSC Code of Ethics also may be requested, free of charge, by writing to the Company at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, Attn.: Corporate Secretary.

MSC also has adopted written charters for its Audit and Compensation and Organization and Corporate Governance Committees; and Corporate Governance Guidelines, all of which are posted on the Company’s website at www.matsci.com. Investors may request a free copy of the charters and guidelines from the address set forth above.

Item 11. Executive Compensation

The information required by this item concerning compensation of executive officers and directors of the Company is incorporated by reference to the information in the section entitled “Compensation of Executive Officers” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Shareholder Matters

The information required by this item concerning security ownership by any person(s) known to the Company to beneficially own more than 5% of the Company’s stock and by each director of the Company, each named executive officer of the Company, and all directors and executive officers of the Company as a group is incorporated by reference to the information in the section entitled “Stock Ownership” in the Proxy Statement.

The following table presents information relating to securities authorized under the Company’s equity compensation plans. The Company’s shareowners have approved all of these plans.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Security Holders	394,088	$13.14	981,788
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	394,088	$13.14	981,788

Item 13. Certain Relationships and Related Transactions

The information required by this item concerning certain relationships and related transactions is incorporated by reference to the information in the section entitled “Compensation of Executive Officers” set forth in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item concerning the Company’s auditors and the Audit Committee’s pre-approval policies is incorporated by reference to the information in the section entitled “Ratification of Appointment of Deloitte & Touche LLP” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements and Schedule of the Company

a)	Financial Statements. The financial statements of the Company listed in the Index to Consolidated Financial Statements are filed as a part of this report.
b)	Supplemental Schedule. The schedule listed below appears on page 63 of this report. All other schedules have been omitted, since the required information is not significant, included in the financial statement or the notes thereto or not applicable.
A.	Schedule II – Reserve for Receivable Allowances

2. Exhibits

Reference is made to the Exhibit Index which begins on page 64.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Sciences Corporation

By:	/s/ RONALD L. STEWART
Ronald L. Stewart Chief Executive Officer and Director

Dated: July 8, 2005

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on July 8, 2005.

/s/ RONALD L. STEWART	Chief Executive Officer and Director
Ronald L. Stewart	(Principal Executive Officer)

/s/ JEFFREY J. SIEMERS	Executive Vice President, Chief Administrative and
Jeffrey J. Siemers	Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ AVRUM GRAY	Director
Avrum Gray

/s/ FRANK L. HOHMANN III	Director
Frank L. Hohmann III

/s/ DR. RONALD A. MITSCH	Non-Executive Chairman of the Board
Dr. Ronald A. Mitsch

/s/ DR. MARY P. QUIN	Director
Dr. Mary P. Quin

/s/ JOHN P. REILLY	Director
John P. Reilly

/s/ JOHN D. ROACH	Director
John D. Roach

/s/ CURTIS G. SOLSVIG III	Director
Curtis G. Solsvig III

Schedule II

Material Sciences Corporation and Subsidiaries Reserve for Receivable Allowances (In thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Reclassifications and Acquisitions	Deductions from Reserve	Balance at End of Year
Fiscal 2003
Receivable Allowances	$4,754	$8,880	$—	$—	$(8,760)	$4,874
Fiscal 2004
Receivable Allowances	$4,874	$5,437	$—	$—	$(6,126)	$4,185
Fiscal 2005
Receivable Allowances	$4,185	$8,391	$—	$—	$(6,631)	$5,945

The activity in the Receivable Allowances account includes the Company’s bad debt, claim and scrap allowance.

Exhibit Index

Exhibit Number		Description of Exhibit
2	(a)	Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(7)

2	(b)	Purchase Agreement by and among Material Sciences Corporation, MSC Specialty Films, Inc., Bekaert Corporation and N.V. Bekaert S.A., dated June 10, 2001.(14)

2	(c)	First Amendment to Purchase Agreement, dated June 29, 2001.(14)

3	(a)	Registrant’s Restated Certificate of Incorporation.(6)

3	(b)	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

3	(c)	Registrant’s By-laws, as amended.(9)

4	(a)	Note Agreement dated as of February 15, 1998, by and among the Registrant and the purchasers described on Schedule I attached thereto.(8)

4	(b)	First Amendment to Note Agreement dated as of January 23, 1998, among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)

4	(d)	Second Amendment to Note Agreement dated as of February 27, 1998, among the Registrant, Principal Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and West Coast Life Insurance Company.(8)

4	(e)	Amended and Restated Loan and Security Agreement dated as of April 30, 2004 among Material Sciences Corporation and LaSalle Bank National Association, The Northern Trust Company and LaSalle Bank National Association, as Agent.*

4	(f)

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

10	(a)	Material Sciences Corporation Stock Purchase Plan.(1)†

10	(b)	Material Sciences Corporation Supplemental Pension Plan.(1)†

10	(c)	Material Sciences Corporation Employee Stock Purchase Plan.(10)†

10	(d)	Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(10)†

10	(e)	Material Sciences Corporation 1985 Stock Option Plan for Directors.(10)†

10	(f)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)†

10	(g)	Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(10)†

10	(h)	Material Sciences Corporation 1991 Stock Option Plan for Directors.(10)†

10	(i)	Material Sciences Corporation Directors Deferred Compensation Plan.(10)†

Exhibit Number		Description of Exhibit
10	(j)	Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(4)†

10	(k)	Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(10)†

10	(l)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10	(m)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(10)

10	(n)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(10)

10	(o)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(10)

10	(p)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(10)

10	(q)	Severance Benefits Agreement dated October 22, 1996, between Material Sciences Corporation and James J. Waclawik, Sr.(5)†

10	(r)	Amendment to the Supplemental Employee Retirement Plan.(9)†

10	(s)	License Agreement, dated as of January 31, 2002, by and between Material Sciences Corporation and TouchSensor Technologies, L.L.C.(15)(16)

10	(t)	Purchase Agreement, dated April 23, 2002, by and among Material Sciences Corporation, LTV Steel Company, Inc., LTV Walbridge, Inc. and MSC Walbridge Coatings Inc.(15)

10	(u)	Separation Agreement and General Release, dated April 23, 2003, by and between Material Sciences Corporation and Gerald G. Nadig.(17)

10	(v)	Purchase Agreement, dated as of May 2, 2003, by and among ISG Acquisition Inc., ISG Venture Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(17)

10	(w)	Tolling Agreement, dated as of May 6, 2003, by and among International Steel Group, Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(17)

10	(x)	Material Sciences Corporation Supplemental Retirement Plan.(17)†

10	(y)	Material Sciences Corporation Phantom Stock Unit Agreement for Michael J. Callahan.(18)

10	(z)	Material Sciences Corporation Phantom Stock Unit Agreement for Ronald A. Mitsch.(18)

10	(aa)	Employment Agreement dated May 5, 2004, between Material Sciences Corporation and James J. Waclawik, Sr.*†
10	(bb)	Consulting Agreement dated May 5, 2004, between Material Sciences Corporation and James J. Waclawik, Sr.*†

10	(cc)	Material Sciences Corporation Phantom Stock Unit Agreement, dated May 5, 2004, between Material Sciences Corporation and James J. Waclawik, Sr.*†

10	(dd)	Form of Material Sciences Corporation Fiscal 2005 Phantom Stock Unit Agreement.*†

10	(ee)	Form of Material Sciences Corporation, Engineered Materials and Devices Group, Inc. Incentive Compensation Agreement.*†

Exhibit Number		Description of Exhibit
10	(ff)	Retention Agreement, dated February 29, 2004, between Material Sciences Corporation and John M. Klepper.*†

10	(gg)	Retention Agreement, dated February 29, 2004, between Material Sciences Corporation and Ronald L. Millar, Jr.*†

10	(hh)	Retention Agreement, dated April 6, 2004, between Material Sciences Corporation and Clifford D. Nastas.*†

10	(ii)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and Clifford D. Nastas. (19)

10	(jj)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and Jeffrey J. Siemers. (19)

10	(kk)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and John M. Klepper. (19)

21		Subsidiaries of the Registrant.**

23		Consent of Deloitte & Touche LLP**

31.1		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer.**

31.2		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer.**

32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

*	Filed with originally filed Form 10-K.
**	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 25, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.
(5)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1997 (File No. 1-8803).
(6)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 30, 1997 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-8803).
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 1998 (File No. 1-8803).
(10)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1999 (File No. 1-8803).
(12)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2001 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended May 31, 2001 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on June 29, 2001 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2002 (File No. 1-8803).
(16)	Certain information in this exhibit has been omitted and filed separately with Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(17)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(18)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended November 30, 2003 (File No. 1-8803).
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on June 21, 2005 (File No. 1-8803).