Form 10-Q
period 2005-05-31
MATERIAL SCIENCES CORP
filed 2005-08-17
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

Commission File Number 1-8803

MATERIAL SCIENCES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	95-2673173
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

2200 East Pratt Boulevard Elk Grove Village, Illinois	60007
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (847) 439-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 5, 2005, there were 14,640,125 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended May 31, 2005

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Loss) (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands, except per share data)	Three Months Ended May 31,
	2005	2004
Net Sales	$73,823	$70,487
Cost of Sales	58,532	55,222

Gross Profit	15,291	15,265
Selling, General and Administrative Expenses	10,205	10,678
Restructuring Expenses	338	1,667

Income from Operations	4,748	2,920

Other (Income) and Expense:
Interest Expense, Net	16	581
Equity in Results of Joint Ventures	(53)	(37)
Loss on Early Retirement of Debt	—	4,205

Total Other (Income) Expense, Net	(37)	4,749

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	4,785	(1,829)
Provision (Benefit) for Income Taxes	2,029	(392)

Income (Loss) from Continuing Operations	2,756	(1,437)
Discontinued Operations:
Loss on Discontinued Operations - Pinole Point Steel (Net of Benefit for Income Taxes of $11 and $11, Respectively)	(17)	(20)

Net Income (Loss)	$2,739	$(1,457)

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.19	$(0.10)
Loss on Discontinued Operations - Pinole Point Steel	—	—

Basic Net Income (Loss) Per Share	$0.19	$(0.10)

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.19	$(0.10)
Loss on Discontinued Operations - Pinole Point Steel	—	—

Diluted Net Income (Loss) Per Share	$0.19	$(0.10)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,625	14,196
Dilutive Shares	49	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,674	14,196

Outstanding Common Stock Options Having No Dilutive Effect	158	422

The accompanying notes are an integral part of these statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	May 31, 2005	February 29, 2005
Assets:
Current Assets:
Cash and Cash Equivalents	$1,125	$1,774
Receivables, Less Reserves of $5,699 and $5,945, Respectively	37,534	39,713
Income Taxes Receivable	134	134
Prepaid Expenses	2,437	1,211
Inventories	50,458	41,541
Deferred Income Taxes	2,784	2,727

Total Current Assets	94,472	87,100

Property, Plant and Equipment	225,370	224,388
Accumulated Depreciation and Amortization	(152,700)	(149,828)

Net Property, Plant and Equipment	72,670	74,560

Other Assets:
Investment in Joint Ventures	1,808	1,694
Goodwill	1,319	1,319
Deferred Income Taxes	3,016	4,842
Other	849	1,058

Total Other Assets	6,992	8,913

Total Assets	$174,134	$170,573

Liabilities:
Current Liabilities:
Accounts Payable	$31,948	$25,938
Accrued Payroll Related Expenses	5,811	10,355
Accrued Expenses	6,046	5,753
Income Taxes Payable	134	—
Current Liabilities of Discontinued Operations, Net - Pinole Point Steel	394	366

Total Current Liabilities	44,333	42,412

Long-Term Liabilities:
Long-Term Debt, Less Current Portion	—	1,100
Other	9,363	9,473

Total Long-Term Liabilities	9,363	10,573

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	377	377
Additional Paid-In Capital	77,541	77,402
Treasury Stock at Cost	(46,528)	(46,528)
Retained Earnings	87,012	84,273
Accumulated Other Comprehensive Income	2,036	2,064

Total Shareowners’ Equity	120,438	117,588

Total Liabilities and Shareowners’ Equity	$174,134	$170,573

The accompanying notes are an integral part of these statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	Three Months Ended May 31,
	2005	2004
Cash Flows From:
Operating Activities:
Net Income (Loss)	$2,739	$(1,457)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,962	3,016
Provision / (Benefit) for Deferred Income Taxes	1,752	(489)
Compensatory Effect of Stock Plans	68	10
Other, Net	(36)	82
Changes in Assets and Liabilities:
Receivables	2,110	(3,159)
Income Taxes Receivable	—	1
Prepaid Expenses	(1,230)	(1,409)
Inventories	(9,024)	(342)
Accounts Payable	6,034	96
Accrued Expenses	(4,211)	(3,501)
Income Taxes Payable	134	—
Liabilities of Discontinued Operations, Net - Pinole Point Steel	28	(20)
Other, Net	140	(97)

Net Cash Provided by (Used in) Operating Activities	1,466	(7,269)

Investing Activities:
Capital Expenditures	(1,250)	(1,047)
Proceeds from Restricted Cash and Cancellation of Letters of Credit	—	3,357
Other	—	(7)

Net Cash Provided by (Used in) Investing Activities	(1,250)	2,303

Financing Activities:
Payments of Debt	(9,000)	(43,944)
Proceeds under Line of Credit	7,900	19,318
Issuance of Common Stock	71	410

Net Cash Used in Financing Activities	(1,029)	(24,216)

Effect of Exchange Rate Changes on Cash	164	—

Net Decrease in Cash	(649)	(29,182)
Cash and Cash Equivalents at Beginning of Period	1,774	33,483

Cash and Cash Equivalents at End of Period	$1,125	$4,301

Supplemental Cash Flow Disclosures:
Interest Paid	$29	$1,371
Income Taxes Paid	117	66

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

(In thousands, except per share data)

The data for the three months ended May 31, 2005 and 2004 has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

(1)	In November 2000, a subsidiary of MSC formed a joint venture partnership with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disk brake noise damper material for the South American market. The Company includes its portion of Tekno’s results in the Condensed Consolidated Statements of Income (Loss) under Equity in Results of Joint Ventures. The Equity in Results of Joint Ventures was a net gain of $53 and $37 for the three months ended May 31, 2005 and 2004, respectively.

(2)	Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,830,301 Shares Issued and 14,641,653 Shares Outstanding as of May 31, 2005 and 18,827,944 Shares Issued and 14,639,296 Shares Outstanding as of February 28, 2005.

(4)	Treasury Stock at Cost; 4,188,648 Shares as of May 31, 2005 and February 28, 2005. No share repurchase programs are in effect at this time.

(5)	Comprehensive Income (Loss):

	Three Months Ended May 31,
	2005	2004
Net Income (Loss)	$2,739	$(1,457)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(28)	(174)

Comprehensive Income (Loss)	$2,711	$(1,631)

(6)	The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. There were no borrowings outstanding under the New Line as of May 31, 2005. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of May 31, 2005. At the Company’s option, interest is at the bank’s prime rate (6% as of May 31, 2005) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $84,888, on May 31, 2005. As of May 31, 2005, the Company was in compliance with all debt covenants. Subsequent to May 31, 2005, the Company was in violation of certain reporting covenants required under the New Line due solely to the failure to timely file and deliver the Annual Report on Form 10-K for the fiscal year ended February 28, 2005 and, subsequent to that time, the failure to timely file and deliver this Quarterly Report on Form 10-Q for the three months ended May 31, 2005. On June 27, 2005, the lenders under the New Line waived the Company’s breach of such reporting covenants. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

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

(7)	Inventories consist of the following:

	May 31, 2005	February 28, 2005
Raw Materials	$20,256	$17,904
Finished Goods	30,202	23,637

Total Inventories	$50,458	$41,541

(8)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate potential impairment. The Company intends to perform its required annual impairment assessment during the fourth quarter of fiscal 2006.

All goodwill relates to the Company’s EMS segment discussed in Note 15. Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Condensed Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the three months ended May 31, 2005.

(9)	The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended May 31,
	2005	2004
Interest (Income) Expense, Net:
Interest Expense	$31	$643
Interest Income	(15)	(62)

Interest Expense, Net	$16	$581

(10)	In connection with the planned disposition of the Electronic Materials and Devices Group (as discussed in Note 18 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations), the Company recorded restructuring expenses of $142 ($90 in severance and $52 in severance-related expenses) during the first quarter of fiscal 2006. A total of 10 employees were affected by this restructuring. As a part of this restructuring, a total of $105 was paid during the fiscal quarter ended May 31, 2005 and $37 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of May 31, 2005.

During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $1,667. A total of 93 employees were affected by this restructuring. Of the total amount recorded, $1,200 related to the Middletown closing ($727 in severance and $473 in severance-related expense) and $467 related to other restructuring actions ($289 in severance and $178 in severance-related expense). The Company recorded an additional $990 in restructuring expenses ($571 related to the Middletown closing and $419 in other restructuring actions) in fiscal 2005, subsequent to the end of the first quarter, which affected an additional four employees. The Company also recorded $217 in restructuring expenses for these plans during the first quarter of fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. During the first quarter of fiscal 2006, $300 was paid related to this restructuring reserve. A total of $219 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of May 31, 2005.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. The Company reduced these restructuring reserves by $21 during the first quarter of fiscal 2006 based on a revision to the total amounts expected to be paid out for these plans. Net cash of $78 was paid during the first three months of fiscal 2006 related to these restructuring plans. A total of $5 is recorded as Accrued Payroll

Related Expenses and $26 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of May 31, 2005.

The restructuring reserve as of May 31, 2005 is presented in the chart below (which includes the fiscal 2004, 2005 and 2006 restructuring plans):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2005	$304	$128	$432
Restructuring Reserve Recorded During the Three Months Ended May 31, 2005	80	258	338
Cash Payments	(190)	(293)	(483)

Restructuring Reserve as of May 31, 2005	$194	$93	$287

(11)	MSC’s effective tax rate for continuing operations was 42.4% (provision) for the first quarter of fiscal 2006 compared to 21.4% (benefit) for the same period last year. The variance in the effective rate compared to the statutory rate was due to valuation allowances for net operating losses and other permanent items relative to income (loss) before income taxes.

(12)	MSC has qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for its defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended May 31,
	2005	2004	2005	2004
Service Cost	$42	$41	$18	$17
Interest Cost	125	172	30	28
Expected Return on Plan Assets	(56)	(111)	(1)	(1)
Amortization of Net (Gain) or Loss	6	6	2	—
Amortization of Prior Service Cost	22	24	—	—
Amortization of Transition Obligation	1	1	—	—

Total Net Periodic Benefit Cost	$140	$133	$49	$44

MSC previously disclosed in its financial statements for the year ended February 28, 2005, that it expected to contribute $558 towards its qualified and nonqualified pension plans and $95 toward its postretirement benefit plans other than pensions in fiscal 2006. As of May 31, 2005, $135 of contributions/payments have been made toward the pension plans and no contributions/payments have been made to the other postretirement plans.

(13)	On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. As of May 31, 2005, there were $394 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel is reported as a discontinued operation, and the Condensed Consolidated Financial Statements have segregated the net liabilities and operating results of the business.

The Company recorded a loss on discontinued operations, net of income taxes, of $17 and $20 for the first quarter of fiscal 2006 and 2005, respectively, primarily related to workers compensation expenses.

(14)	The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”), the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”), the Material Sciences Corporation Stock Option Plan for Non-Employee Directors (“1996 Directors Plan”), and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been as shown in the following pro forma amounts:

	Three Months Ended May 31,
	2005	2004
Net Income (Loss):
As Reported	$2,739	$(1,457)
Stock Based Employee Compensation Expense, Net of Income Taxes	(7)	(194)

Pro Forma	$2,732	$(1,651)

Basic Net Income (Loss) Per Share:
As Reported	$0.19	$(0.10)

Pro Forma	$0.19	$(0.12)

Diluted Net Income (Loss) Per Share:
As Reported	$0.19	$(0.10)

Pro Forma	$0.19	$(0.12)

(15)	MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. The Company’s two reportable segments for all periods presented are MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”).

EMS focuses on providing material-based solutions for acoustical, coated metal and electronic applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems and enhance performance. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. EMS’s domestic and foreign sales are presented in the chart below. EMD focused on field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. Substantially all of the assets of the EMD segment were sold on June 20, 2005. EMD will be reported as a discontinued operation beginning in the second quarter of fiscal 2006. Certain items such as cash, certain fixed assets, income taxes receivable, deferred income taxes and general corporate expenses are not allocated to the EMS or EMD segments (listed below as “Corporate”).

There were $217 of restructuring expenses recorded in the first quarter of fiscal 2006 in the EMS segment, $142 of restructuring expenses charged to the EMD segment and a reduction of $21 in corporate restructuring expenses. The restructuring expenses of $1,667 recorded in the first quarter of fiscal 2005 are primarily included in EMS.

	Three Months Ended May 31,
	2005	2004
Net Sales
EMS – Domestic	$70,744	$67,729
EMS – Foreign	2,684	2,458
EMD	395	300

Total	$73,823	$70,487

Income (Loss) Before Income Taxes
EMS	$8,738	$7,025
EMD	(1,279)	(1,424)
Corporate	(2,674)	(7,430)

Total	$4,785	$(1,829)

(16)	In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which requires abnormal amounts of idle facility expense, handling costs and wasted material (spoilage) to be recognized as current period charges. In addition, it requires that allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facility. The provisions of this standard apply prospectively and are effective for the Company beginning March 1, 2006. The Company is currently evaluating the potential impact on the Company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires compensation costs related to share-based payment transactions to be measured at grant date fair value and the expense to be recognized in the financial statements. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) will be effective for the Company’s first quarter of fiscal 2007.

(17)	MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a Superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) for the surface, soil and ground water contamination at this site.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The estimated range of the Company’s remaining liability for this site is $650 to $850. This work has begun, and MSC has maintained a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site. The PRPs of this site have recently considered reducing the letter of credit amounts to take into account recent assessments. If agreed upon by the PRPs, MSC’s letter of credit amount would be reduced to approximately $800.

In November 2003, the Company received notice of a potential liability from the United States EPA regarding a Lake Calumet Cluster Site in Chicago, Illinois. To date, the Company has been unable to estimate the potential liability for this site, if any, due to the early stage of the proceeding and the limited information that has been provided.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove Village, Illinois (“Elk Grove Village”) facility. The Company has filed a response and performed stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those recent stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicate the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line was in excess of the permit limit. To address that issue, the Company filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA granted. The Illinois EPA indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation would be referred to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company. On December 22, 2003, the Company received a notice from the office of the Illinois Attorney General of their intent to file an enforcement action regarding the alleged violations. In the fourth quarter of fiscal 2004, the Company recorded a reserve of approximately $250 for its potential costs related to this action. The Illinois Attorney

General filed a complaint on April 8, 2004. In response to a request from the Illinois EPA and the Attorney General, the Company performed additional stack tests on production lines that were not tested in 2002. The results from those tests indicated that one incinerator may be out of compliance, depending on the applicable test method. The Company made a submission to the Illinois EPA in August 2004 explaining why it believes the incinerator is in compliance. The Illinois EPA informed the Company in writing, in October 2004, that it accepts the rationale for use of the alternative test method, and agrees that the incinerator is currently in compliance. The Illinois Attorney General’s office informed the Company verbally that it also agrees that the plant is currently in compliance. The parties have reached a verbal agreement to settle the case.

In May 2002, the Company sold substantially all of the assets of its Pinole Point Steel business. In December 2004, the purchaser of the facility received a letter from the California Regional Water Quality Control Board requesting a work plan and timetable for the investigation of the contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation efforts may be required. The Company believes that the contamination occurred prior to its acquisition of the Pinole Point Steel facility in 1997, and that the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, the Company may be required to do so. The Company is unable to estimate the potential liability, if any, in this matter due to the limited information provided to date.

MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, is $1,100 to $1,700. The Company’s environmental reserves were approximately $1,100 as of May 31, 2005.

The Company does not believe that the ultimate outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations, given the reserves recorded as of May 31, 2005 and, where applicable, taking into account contributions from other PRPs. However, due to a number of uncertainties, including, without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, actual results could differ from the Company’s estimates and could have a material adverse effect on the Company’s financial statements.

The Company also is party to various legal actions and customer disputes arising in the ordinary course of its business. These legal actions and customer disputes cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements.

(18)	On June 20, 2005, the Company completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of EMD to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2,750 as well as approximately $825 of obligations related to certain cost sharing agreements between the Company and TST projected for the 18 months ending in November 2006. As a result of the transaction, EMD will be recorded as a discontinued operation beginning in the second quarter of fiscal 2006. The Company expects to incur losses of approximately $2,000 for severance and severance-related costs associated with the disposal of the EMD segment.

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2005 (“Form 10-K”), as well as the Company’s other filings with the Securities and Exchange Commission.

Executive Summary

Material Sciences Corporation (“MSC” or the “Company”) reports segment information based on how management views its business for evaluating performance and making operating decisions. For the periods discussed in this Item 2, MSC reports results on the basis of two business segments, MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS’s acoustical material-based solutions consist of layers of metal and other materials used to manage noise and vibration for the automotive, lighting and appliance markets. EMS’s coated metal material-based solutions include coil coated and electrogalvanized (“EG”) products primarily used in the automotive, building and construction, appliance and lighting markets. EMS’s electronic material-based solutions consist primarily of coated metal and laminated noise and vibration reducing materials used in the electronics market. EMD’s electronic material-based solutions included field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. On June 20, 2005, MSC sold substantially all the assets of EMD and, therefore, only reports in one business segment after the first quarter of fiscal 2006.

As discussed in more detail in the Company’s Form 10-K, the general state of the principal industries in which the Company operates presents the following risks: overcapacity, pricing and availability of materials, market conditions, and shifts in the supply models. Overcapacity in the coil coating industry continues to have an impact on pricing, facility utilization and the need for competitive terms of sale. The pricing of materials includes the cost of steel as well as, but not limited to, the cost of energy and the cost of petroleum-based products. As market conditions change and shifts in the supply model for certain products occur, the Company must adapt its pricing strategy accordingly. Consequently, changes in the supply model may affect the comparability of the revenues, operating margins and working capital for the fiscal periods presented.

The Company continues to focus on the execution of its action plan to: initiate organizational changes designed to provide focus on operations; and to review the performance, direction and prospects of its remaining businesses and consider a range of alternatives with respect to such businesses in order to achieve greater shareowner value. However, there can be no assurance that the exploration of alternatives will achieve such results.

During the fourth quarter of fiscal 2005, the Company completed the sale of the real estate associated with the Elk Grove Village facility idled in 2001. The Company ceased production at the Middletown facility location on June 30, 2004 and the assets are currently idled. The Company also entered into a business arrangement on June 30, 2004 related to the expansion of NVH solutions in Europe.

The Company believes that there are numerous market opportunities for field-effect technology, but concluded that the business is not a strategic fit with the Company’s primary coated and laminated material-based solutions. Accordingly, the Company concluded an agreement on June 20, 2005 for the sale of substantially all of the assets of EMD to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST. EMD will be reported as a discontinued operation beginning in the second quarter of fiscal 2006.

RESULTS OF OPERATIONS

A summary of the Company’s consolidated financial performance is as follows:

	Three Months Ended May 31,
	2005	2004	% Fav(Unfav) Variance
Net Sales – EMS	$73,428	$70,187	4.6%
Net Sales – EMD	395	300	31.7%

Net Sales – Total	$73,823	$70,487	4.7%

Gross Profit Margin	$15,291	$15,265	0.2%
% of Net Sales	20.7%	21.7%

Selling, General and Administrative	$10,205	$10,678	4.4%
% of Net Sales	13.8%	15.1%

The increase in net sales was primarily in the EMS segment as discussed in the following paragraphs. The decrease in the SG&A expenses was in both the EMS and EMD segments as discussed below.

MSC Engineered Materials and Solutions Group

Net sales for EMS increased 4.6% in the first quarter of fiscal 2006 to $73,428 from $70,187 in the same period last year.

Acoustical materials sales of $36,780 in the first quarter of fiscal 2006 increased 28.8% from $28,548 in the first quarter of fiscal 2005. There were increased sales of body panel laminate (Quiet Steel®) and a continued acceptance of the Company’s NVH solutions. The increase in Quiet Steel® sales resulted from the introduction of this product into new vehicle models and an increase in the unit volume sales of these models. These increases were partially offset by lower shipments of Specular+ materials to the lighting market and lower sales in the aftermarket brake market. The aftermarket brake market experienced much higher than normal volumes during the first quarter of fiscal 2005 due to the introduction and initial shipments of stainless steel brake shims. The following table summarizes variances within EMS’s acoustical material-based solutions which lead to the increase in net sales for the quarter ended May 31, 2005:

Market	Net Sales for the Three Months Ended May 31, 2005	Net Sales for the Three Months Ended May 31, 2004	$ Variance	% Variance
Body Panel Laminate	$20,171	$11,204	$8,967	80.0%
Engine	6,250	6,119	131	2.1%
OE Brakes	5,039	4,258	781	18.3%
Aftermarket Brakes	4,879	6,179	(1,300)	(21.0)%
Other	441	788	(347)	(44.0)%

Total	$36,780	$28,548	$8,232	28.8%

Sales of coated metal materials of $34,161 in the first quarter of fiscal 2006 decreased 5.8% from $36,264 in the first quarter of last year. Lower sales of electrogalvanizing materials, appliance/HVAC products, lighting materials and building products were partially offset by a significant increase in gas tank sales. The decrease in building product sales was primarily due to the decision not to renew a contract for the production of a low-margin product. The increase in gas tank sales is principally due to a change in the pricing model to a package basis from a toll basis whereby the cost of metal is now included in the sales price. This change in the pricing model increased sales in the first quarter of fiscal 2006 by $4,640. The following table summarizes the variances within EMS’s coated metal material-based solutions which lead to the decrease in net sales for the quarter ended May 31, 2005:

Market	Net Sales for the Three Months Ended May 31, 2005	Net Sales for the Three Months Ended May 31, 2004	$ Variance	% Variance
Appliance/HVAC	$10,717	$12,307	$(1,590)	(12.9)%
Gas Tank	7,127	2,136	4,991	233.7%
Building Products	6,606	9,190	(2,584)	(28.1)%
Swimming Pools	1,797	1,646	151	9.2%
Body Panel EG	1,637	3,264	(1,627)	(49.8)%
Clutch Plate	1,448	1,533	(85)	(5.5)%
Other Automotive	1,341	925	416	45.0%
Lighting	1,275	1,932	(657)	(34.0)%
Other	2,213	3,331	(1,118)	(33.6)%

Total	$34,161	$36,264	$(2,103)	(5.8)%

Sales of EMS’s electronic-based materials of $2,487 in the first quarter of fiscal 2006 decreased 53.7% from $5,375 in the first quarter of fiscal 2005. The decrease was mainly due to the shift of the Company’s supply model for the hard disk drive market to a toll processing program (whereby the cost of metal is no longer reflected in the sales price) which reduced sales in the first quarter of fiscal 2006 by $5,513. The electronics market also was negatively affected by an overall decrease in the size of hard disk drives. The following table summarizes the variances within EMS’s electronic material-based solutions which lead to the decrease in net sales for the quarter ended May 31, 2005:

Market	Net Sales for the Three Months Ended May 31, 2005	Net Sales for the Three Months Ended May 31, 2004	$ Variance	% Variance
Disk Drive	$1,718	$4,649	$(2,931)	(63.0)%
Other	769	726	43	5.9%

Total	$2,487	$5,375	$(2,888)	(53.7)%

EMS’s gross profit margin for the first quarter of fiscal 2006 was 20.5%, or $15,074, compared with 21.5%, or $15,080, in the first quarter of fiscal 2005. Although sales have increased, the gross margins have remained at the same level principally due to the change in the pricing model for gas tank products discussed above. The inclusion of the metal cost in the sales price increased sales without a corresponding increase in gross margins. In addition, margins were negatively affected by the increase in energy costs ($557) in the first quarter of fiscal 2006 and production inefficiencies associated with certain decorative laminate products that were not in production last year. Facility utilization increased from 53% in the first quarter of fiscal 2005 to 63% in the first quarter of fiscal 2006. The Company continued to reduce costs through improved manufacturing efficiencies, increased production throughput, lower wages and benefits, as well as, lower maintenance spending.

SG&A expenses of $6,172 were 8.4% of net sales in the first quarter of fiscal 2006 compared with $6,488, or 9.2% of net sales in the first quarter of last year. The decrease in SG&A expenses as a percent of net sales resulted from lower costs associated with incentive compensation.

In the first quarter of fiscal 2005, EMS recorded $1,604 in restructuring expenses, primarily due to the closing of the Middletown facility. EMS recorded $217 of restructuring expenses in the first quarter of fiscal 2006.

MSC Electronic Materials and Devices Group

Sales related to the switch/sensor business were $395 in the first quarter of fiscal 2006, as compared to $300 in the first quarter of last year.

EMD’s gross profit margin was $217 in the first quarter of fiscal 2006 and $185 in the first quarter of fiscal 2005. The margin reflects the costs associated with commercial products in the non-automotive transportation markets and prototype development costs offset by commercial product sales, and non-recurring engineering and supply agreement revenue. On

May 31, 2005, the Company notified Lear Corporation that it was terminating its exclusive supply agreement with Lear in anticipation of the sale of substantially all of the assets of EMD to TST. TST has agreed to perform certain contractual obligations of EMD through the termination of the supply agreement on July 31, 2005.

SG&A expenses were $1,354 in the first quarter of fiscal 2006 compared to $1,609 in the first quarter of fiscal 2005. The SG&A expenses relate to marketing, research and development, and application development efforts related to the switch/sensor business, as well as the license fee payable to TST. The decrease in SG&A expenses is primarily due to winding down the EMD business to a minimal level in advance of the sale of substantially all of its assets to TST on June 20, 2005. The exclusive license agreement and all related commitments to TST were forgiven as consideration in the sale. The Company expects to incur losses of approximately $2,000 for severance and severance-related costs associated with the disposal of the EMD segment. The Company recorded $142 of restructuring expenses in the first quarter of fiscal 2006 related to the planned disposition of the EMD Group.

Corporate SG&A Expenses

Corporate SG&A expenses were $2,679 in the first quarter of fiscal 2006 compared to $2,581 in the first quarter of fiscal 2005. Lower costs associated with incentive compensation in the first quarter of fiscal 2006 were offset by the continuing audit and assessment costs in complying with the rules and regulations related to Section 404 of the Sarbanes-Oxley Act of 2002 ($308 in the first quarter of fiscal 2006 compared to $214 in the same quarter of fiscal 2005).

Restructuring

In connection with the planned disposition of the EMD Group, the Company recorded restructuring expenses of $142 ($90 in severance and $52 in severance-related expenses) during the first quarter of fiscal 2006. A total of 10 employees were affected by this restructuring. As a part of this restructuring, a total of $105 was paid during the fiscal quarter ended May 31, 2005 and $37 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of May 31, 2005.

During the first fiscal quarter of 2005, the Company announced the closing of its Middletown coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $1,667. A total of 93 employees were affected by this restructuring. Of the total amount recorded, $1,200 related to the Middletown closing ($727 in severance and $473 in severance-related expenses) and $467 related to other restructuring actions ($289 in severance and $178 in severance-related expenses). The Company recorded an additional $990 in restructuring expenses ($571 related to the Middletown closing and $419 in other restructuring actions) in fiscal 2005, subsequent to the end of the first quarter, which affected an additional four employees. The Company also recorded $217 in restructuring expenses for these plans during the first quarter of fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. A total of $300 was paid out during the fiscal quarter ended May 31, 2005 related to these restructuring plans. A total of $219 related to the fiscal 2005 restructuring is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of May 31, 2005.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation agreement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. The Company recorded additional restructuring charges of $143 in the first quarter of fiscal 2004. The Company reduced these restructuring reserves by $21 during the first quarter of fiscal 2006 based on a revision to the total amounts expected to be paid out for these plans. A total of $78 was paid during the first three months of fiscal 2006 related to these plans. A total of $5 is recorded as Accrued Payroll Related Expenses and $26 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of May 31, 2005.

The restructuring reserve as of May 31, 2005 is presented in the chart below (which includes the 2004, 2005 and 2006 restructuring plans):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2005	$304	$128	$432
Restructuring Reserve Recorded During the Three Months Ended May 31, 2005	80	258	338
Cash Payments	(190)	(293)	(483)

Restructuring Reserve as of May 31, 2005	$194	$93	$287

Total Other (Income) and Expense, Net

Total other income, net was $37 in the first quarter of fiscal 2006 as compared with $4,749 of expense in the first quarter of fiscal 2005. The expense in the first quarter of fiscal 2005 was mainly due to a loss on the early retirement of debt of $4,205 which included a contractual prepayment penalty and the write-off of previously capitalized financing charges.

Income Taxes

MSC’s effective tax rate for continuing operations was 42.4% (provision) for the first quarter of fiscal 2006 versus 21.4% (benefit) for the same period last year. The variance in the effective tax rate compared to the statutory rate was due to valuation allowances for net operating losses and other permanent items relative to income (loss) before income taxes.

RESULTS OF DISCONTINUED OPERATIONS

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. The Company recorded a loss on discontinued operations of $17 (net of tax) for the three months ended May 31, 2005 compared with a loss of $20 (net of tax) for the same period last year primarily related to workers compensation expenses. As of May 31, 2005, there were $394 in net liabilities remaining. The remaining net liabilities primarily relate to workers compensation exposure not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel. The Pinole Point Steel business is reported as a discontinued operation.

As a result of the sale of substantially all of the assets of EMD on June 20, 2005, EMD will be reported as a discontinued operation beginning in the second quarter of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. The Company believes that its cash on hand, cash generated from operations and potential divestures and availability under its credit facility will be sufficient to fund its operations and meet its working capital needs.

During the first quarter of fiscal 2006, MSC generated $1,466 of cash from operating activities. The generation of cash was due primarily to net income plus depreciation and amortization, increased accounts payable balances, strong collection of receivables and an increase in deferred tax assets. This positive cash flow was partially offset by a significant increase in inventory and a decrease in accrued expenses. The increase in inventory was due primarily to the Company protecting itself from potential shortages of available steel in the upcoming months. The increase in accounts payable was due primarily to liabilities for those steel inventory purchases. The decrease in accrued expenses primarily relates to the payment of accrued incentive compensation. The Company utilized $7,269 of cash from operating activities in the first quarter of fiscal 2005. The cash utilization in the first quarter of fiscal 2005 was primarily a result of increases in raw materials in an attempt to address metal availability and pricing issues, increased accounts receivable due to higher sales and longer payment terms in certain markets, an increase in prepaid expenses due to the timing of annual insurance premium payments, and the payment of the contractual prepayment penalty on the 1998 Senior Notes.

In the first quarter of fiscal 2006, MSC invested $1,250 in capital improvement projects, compared to $1,047 in the same period last year. The Company received $3,357 in proceeds from the release of restricted cash and the cancellation of letters of credit in the first quarter of fiscal 2005. The Company has no cash restrictions in fiscal 2006.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. There were no borrowings outstanding under the New Line as of May 31, 2005. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of May 31, 2005. At the Company’s option, interest is at the bank’s prime rate (6% as of May 31, 2005) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $84,888, on May 31, 2005. As of May 31, 2005, the Company was in compliance with all debt covenants. Subsequent to May 31, 2005, the Company was in violation of certain reporting covenants required under the New Line due solely to the failure to timely file and deliver the Form 10-K and, subsequent to that time, the failure to timely file and deliver this Quarterly Report on Form 10-Q for the three months ended May 31, 2005. On June 27, 2005, the lenders under the New Line waived the Company’s breach of such reporting covenants. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In May 2004, the Company redeemed all of its 1998 Senior Notes. The debt prepayment consisted of principal ($43,944), interest ($1,346) and a contractual prepayment penalty ($4,051). The Company recorded a loss on the early retirement of debt of $4,205 which included the contractual prepayment penalty and the expense of previously capitalized financing charges.

On December 15, 2003, the Company entered into a definitive agreement for the sale of the idled coil coating equipment, located in Elk Grove Village, for $1,400 (net of commission) which was recorded as a sale of assets when the title transferred to the buyer and the assets were shipped overseas in fiscal 2005.

On June 10, 2004, the Company entered into a definitive agreement for the sale of the real estate associated with the idled coil coating line in Elk Grove Village for $1,401 (net of commission). The sale was completed during the fourth quarter of fiscal 2005.

The Company is party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, is $1,100 to $1,700 as of May 31, 2005. Refer to Note 17 for additional information.

Contractual Obligations

The only significant change to the contractual obligations table presented in the Company’s Form 10-K was that the Company had no long term debt as of May 31, 2005.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, goodwill, income taxes and defined benefit retirement plans. Details regarding the Company’s use of these policies and the related estimates are described fully in MSC’s Form

10-K filed with the Securities and Exchange Commission. There have been no material changes to the Company’s critical accounting policies that affected MSC’s financial condition or results of operations in the first quarter of fiscal 2006.

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

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q, including, among others:

•	The Company’s ability to successfully implement its restructuring plans and achieve the benefits it expects from these plans, net of estimated severance-related costs;

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Competitive factors (including changes in industry capacity);

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations;

•	New or existing material weaknesses or significant deficiencies in the Company’s internal controls over financial reporting;

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America, Europe and Asia;

•	Proceeds and potential impact from the potential sale or closing of facilities or other assets;

•	Increases in the prices as well as availability of raw and other material inputs used by the Company, especially steel;

•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;

•	The risk of the successful development, introduction and marketing of new products and technologies;

•	Facility utilization and product mix at the Company’s facilities;

•	Realization of the tax credit carryforward generated from the sale of Pinole Point Steel and other net operating loss carryforwards;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations;

•	Expected results of operations from foreign operations;

•	The successful shift of the Company’s supply model for the hard disk drive market to a toll processing program;

•	The ability to recover material cost increases in the market place;

•	The acquisition of a competitor by a financially sound third party;

•	The continued deterioration of the financial condition of the U.S. automotive market;

•	Energy cost increases;

•	The ability to attract and retain key employees; and

•	Other factors, risks and uncertainties identified in Part II, Item 7 of the Company’s Form 10-K, as filed with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the year ended February 28, 2005.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control over financial reporting, and may take other corrective action, if its reviews identify a need for such modifications or actions.

There are inherent limitations to the effectiveness of any system of disclosure controls and internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of the Company’s 2005 Annual Report on Form 10-K, as of February 28, 2005 (“Form 10-K”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management concluded that control deficiencies in its internal control over financial reporting as of February 28, 2005 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” The material weaknesses identified by management were disclosed in Item 9A of the Form 10-K which was filed with the SEC on July 8, 2005. Based on that evaluation, management concluded that the Company’s system of internal control over financial reporting was not effective as of February 28, 2005. As part of its evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period covered by this report, management has (i) identified no material weaknesses other than those described in the Form 10-K and (ii) evaluated whether the material weaknesses described above continue to exist. Although the Company believes that some progress has been made to address these material weaknesses, management has concluded that the material weaknesses disclosed in the Company’s Form 10-K continue to exist as of May 31, 2005. Therefore, management has also concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2005. In light of the material weaknesses which continue to exist as of May 31, 2005, management performed additional analysis and other post-closing procedures to ensure its condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 and Item 9 of the Company’s Form 10-K for a more complete understanding of the matters covered by the certifications.

Changes in internal control over financial reporting. Management, with oversight from the Audit Committee, is working to address the material weaknesses disclosed in its Form 10-K and is committed to remediate the material weaknesses as expeditiously as possible. To this end, the Company has increased its accounting staff by hiring a new Corporate Controller and a Tax Manager. Although the Company’s remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are: implemented and operational for a period of time; are tested; and management concludes that these controls are operating effectively.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2005

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 17th day of August 2005.

MATERIAL SCIENCES CORPORATION

By:	/s/ Ronald L. Stewart
Ronald L. Stewart
Chief Executive Officer and Director

By:	/s/ Jeffrey J. Siemers
Jeffrey J. Siemers
Executive Vice President, Chief Administrative and Financial Officer and Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended May 31, 2005

Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer