Form 10-K/A
period 2005-02-28
MATERIAL SCIENCES CORP
filed 2006-01-09
CIK 755003

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes                  No         X

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

As of June 20, 2005, the registrant had outstanding an aggregate of 14,641,653 shares of its common stock.

Document Incorporated by Reference

Portions of the following document are incorporated herein by reference into the indicated part of this Form 10-K:

Document Registrant’s Proxy Statement for the Annual Meeting of Shareowners held on August 18, 2005	Part of Form 10-K into which incorporated Part III

Explanatory Note:

The primary purpose of this Amendment No. 1 on Form 10-K/A is to give effect to the restatement of the Company’s financial statements for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003, presented in the Company’s fiscal 2005 Annual Report on Form 10-K initially filed with the Securities and Exchange Commission (“SEC”) on July 8, 2005 (the “Original Filing”), to correct the errors in the Company’s accounting for income taxes as described below. As previously disclosed in the Original Filing, the Company has a material weakness (as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2) in the design and implementation of internal controls over financial reporting related to income tax accounting. Beginning in July 2005, and continuing through the date of the filing of this Form 10-K/A, management, with the oversight of the Audit Committee of the Board of Directors, has been taking steps to remediate this material weakness. One of these steps included the hiring of additional external tax advisors to assist in the area of income tax accounting for fiscal 2006. As a result of the procedures performed during this remediation, errors were discovered in the Company’s prior accounting for income taxes. These errors primarily related to the recording of certain deferred tax liabilities associated with state net operating losses and the valuation of those net operating losses, errors in the recognition of other deferred tax items and the classification of income tax expense between continuing and discontinued operations. See Note 18 to the Consolidated Financial Statements included herein for additional information.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety and, no attempt has been made in this Form 10-K/A to modify or update the disclosures in the Original Filing except as required to reflect the effects of the restatement included in Note 18 and to amend certain disclosures in response to comments received from the SEC Staff arising from their review of the Original Filing. Except as otherwise noted herein, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Filing.

Part II – Item 6 (Selected Financial Data), Part II – Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part II – Item 8 (Financial Statements and Supplementary Data) and Part II – Item 9A (Controls and Procedures) have been amended from the Original Filing as a result of the restatement. Part I – Item 3 (Legal Proceedings) and Part II – Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies) have been amended in response to the SEC’s periodic review of our filings under the Securities Exchange Act of 1934 since the date of the Original Filing. In addition, pursuant to the rules of the SEC, Part IV – Item 15 (Exhibits and Financial Statement Schedules) has been amended to include an updated consent of the Company’s independent registered public accounting firm and new certifications have been executed as of the date of this Form 10-K/A by the Company’s current Chief Executive Officer and Chief Financial Officer.

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

Until substantially all of its assets were sold on June 20, 2005, EMD focused primarily on the design, development and commercialization of field-effect technology for sensors, switches and interface solutions under an exclusive license agreement with TouchSensor Technologies, LLC (“TST”). This agreement provided EMD the right to manufacture, use, further develop and sell TST’s patented touch sensor technology in the consumer electronics and transportation markets. Based on its patented field-effect technology, EMD provided a range of products to solve specific problems in target industries as well as worked directly with original equipment manufacturers to custom design products to meet the exact needs of specific applications. Although the Company believes that there are numerous market opportunities for field-effect technology, the Company concluded that the business is not a strategic fit with the Company’s primary coated and laminated material-based solutions. Accordingly, the Company concluded an agreement on June 20, 2005 for the sale of substantially all of the assets of EMD to TST in consideration of the release from current and future contractual commitments to TST. EMD will be reported as a discontinued operation beginning in the second quarter of fiscal 2006.

For certain financial information concerning the Company’s business segments, see note 14 of the notes to the Consolidated Financial Statements entitled “Business Segments.”

The Company, through its subsidiaries; Material Sciences Corporation, Engineered Materials and Solutions Group, Inc., MSC Walbridge Coatings Inc. (“Walbridge”), MSC Laminates and Composites Inc. (“MSCLC”) and MSC Europe GmbH & Co. KG (“MSC Europe”), operates five manufacturing plants in the United States and Europe: two facilities in Elk Grove Village, Illinois (“Elk Grove Village”); one facility in Morrisville, Pennsylvania (“Morrisville”); one facility in Walbridge, Ohio (“Walbridge”); and one facility in Eisenach, Germany. Prior to its sale, the Company’s Electronic Materials and Devices Group obtained its products from a number of contract subassemblers and therefore, did not operate a manufacturing facility.

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

John M. Klepper. Mr. Klepper has served as the Company’s Vice President of Human Resources since June 2003 and Vice President of Human Resources for MSC EMS since March 2002. Previous to this he held the position of Director of Corporate Human Resources of MSC from March 2000 to March 2002. Prior to joining the Company, Mr. Klepper was the Vice President of Human Resources for Fluid Management, Inc., a worldwide manufacturer of mixing and tinting equipment for the paint, coatings, and ink industries, since 1997.

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

Item 3. Legal Proceedings

Environmental Matters

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters as detailed below. The Company records these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. There are a number of assumptions that are made, including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties (“PRPs”) and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. MSC believes its range of exposure for these proceedings and known sites is $1.0 million to $1.6 million and as of February 28, 2005, has approximately $1.0 million in its environmental reserves.

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

(Dollars and number of shares in thousands, except per share data)	Fiscal Year
2005(3)	2004(3)	2003(3)	2002	2001
Income Statement Data
Net Sales	$264,853	$243,218	$266,818	$250,506	$273,860
Income (Loss) from Continuing Operations Before Income Taxes	1,101	(16,609)	(1,712)	(7,621)	10,415
Net Income (Loss)(1)	(320)	(13,181)	626	(25,083)	(684)
Diluted Net Income (Loss) Per Share	$(0.02)	$(0.94)	$0.04	$(1.79)	$(0.05)
Balance Sheet Data
Working Capital	$44,688	$37,875	$68,398	$115,463	$162,735
Net Property, Plant and Equipment	74,560	81,747	93,188	102,915	118,464
Total Assets	169,227	204,442	236,941	299,474	345,539
Total Debt	1,100	43,944	55,503	105,262	137,465
Shareowners’ Equity	116,242	111,466	121,019	128,624	149,736
Average Capital Employed(4)	136,376	165,966	205,204	260,544	283,425
Cash Flow Data
Depreciation and Amortization	$11,976	$14,929	$16,397	$17,826	$17,064
Net Cash Provided by (Used in) Operating Activities	5,434	4,397	33,622	(25,510)	12,450
Capital Expenditures	5,117	4,519	6,259	5,289	9,710
Financial Ratios
Gross Profit as a % of Net Sales	21.1%	16.9%	17.8%	18.1%	19.7%
SG&A Expenses as a % of Net Sales	17.7%	15.8%	15.2%	16.9%	15.3%
Income (Loss) from Continuing Operations Before Income Taxes as a % of Net Sales	0.4%	(6.8%)	(0.6%)	(3.0%)	3.8%
Net Income (Loss) as a % of Net Sales	(0.1%)	(5.4%)	0.2%	(10.0%)	(0.2%)
Research and Development as a % of Net Sales	1.7%	1.8%	1.5%	2.4%	2.3%
Effective Income Tax Rate(5)	115.3%	23.6%	59.8%	41.1%	37.4%
Return on Average Shareowners’ Equity	(0.3%)	(11.3%)	0.5%	(18.0%)	(0.4%)
Return on Average Capital Employed	(0.2%)	(7.9%)	0.3%	(9.6%)	(0.2%)
Total Debt to Total Capital Employed	0.9%	28.3%	31.4%	45.0%	47.9%
Other Data
Per Share Information:
Book Value	$8.10	$7.97	$8.68	$9.18	$10.59
Market Price:
High	$18.16	$12.87	$15.65	$10.96	$14.31
Low	$8.77	$8.05	$9.63	$6.70	$7.50
Close	$15.45	$11.38	$10.26	$10.00	$8.80
P/E (High)	302.7	x	NM	142.3	x	NM	NM
P/E (Low)	146.2	x	NM	87.5	x	NM	NM
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,351	13,990	13,941	14,007	14,141
Shareowners of Record	608	741	826	893	929
Number of Employees(2)	562	702	740	745	815
(1)	In 2005, the Company recorded a loss, net of tax, on the sale of Pinole Point Steel of $151, a pretax restructuring charge of $2,657, a pretax charge of $4,116 related to phantom stock vesting and a pretax charge of $1,605 related to retention agreements.
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
In 2003, the Company recorded a gain, net of tax, on the sale of Pinole Point Steel of $1,416; a loss, net of tax, on the sale of Specialty Films of $101; a pretax contractual debt prepayment penalty of $2,388; and a pretax restructuring charge of $855.
(2)	Represents employees from continuing operations.
(3)	Amounts for fiscal 2005, 2004 and 2003 are as restated. See Note 18 to the Consolidated Financial Statements for further details.
(4)	Average capital employed represents the average of the total debt and stockholders’ equity at the beginning and ending of the fiscal year.
(5)	See Note 8 to the Consolidated Financial Statements.
NM: Not meaningful.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (In thousands, except per share data)

Restatement

As discussed in Note 18 of the Notes to the Consolidated Financial Statements, the Company’s consolidated financial statements have been restated. The accompanying Management’s Discussion and Analysis gives effect to the restatement.

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

Results of Operations as a Percentage of Net Sales

	2005	2004	2003
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	78.9	83.1	82.2
Gross Profit	21.1%	16.9%	17.8%
Selling, General and Administrative Expenses	17.8	15.8	15.2
Asset Impairments, Restructuring and Other	1.0	6.6	0.3
Income (Loss) from Operations	2.3%	(5.5)%	2.3%
Total Other Expense, Net	1.9	1.3	2.9
Income (Loss) from Continuing Operations Before Income Taxes	0.4%	(6.8)%	(0.6)%
Provision (Benefit) for Income Taxes	0.4	(1.6)	(0.3)
Gain (Loss) on Discontinued Operations, Net of Income Taxes	(0.1)	(0.2)	0.5
Net Income (Loss)	(0.1)%	(5.4)%	0.2%

Results of Operations – Fiscal 2005 Compared to Fiscal 2004

Net sales for the year ended February 28, 2005 improved 8.9%, to $264,853, from $243,218 in fiscal 2004. This increase was a result of the introduction of new Quiet Steel® applications and further market penetration of the Company’s existing products. Higher revenues combined with lower costs contributed to the increase in gross profit of 21.1%, or $55,951 in fiscal 2005 compared to 16.9% or $41,015 in the prior fiscal year. The loss from continuing operations for fiscal 2005 was $169, or $0.01 per diluted share, a significant improvement from the prior-year loss of $12,692 or $0.90 per diluted share. Selling, general and administrative (“SG&A”) expenses of $47,277 were 17.8% of net sales in fiscal 2005 as compared to $38,445, or 15.8% of net sales in fiscal 2004.

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

MSC’s effective income tax rate was 115.3% (provision) in fiscal 2005 as compared to 23.6% (benefit) in fiscal 2004. The variance in the effective tax rate compared to the statutory rate was due to income tax reserve adjustments, tax credits, valuation allowances for net operating losses, non-deductible compensation expenses and other permanent items relative to the loss before income taxes. During fiscal 2005, the Company reduced tax reserves by $770 due to changes in tax law in certain states in which the Company operates and the lapsing of the statute of limitations for specific tax contingencies (see Note 8 to the Consolidated Financial Statements).

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

MSC Engineered Materials and Solutions Group. The following table summarizes the variances within EMS’s material based solutions that affected net sales.

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

MSC’s effective income tax rate was 23.6% (benefit) in fiscal 2004 as compared to 59.8% (benefit) in fiscal 2003. During fiscal 2003, the Internal Revenue Service completed its review of fiscal years 1997, 1998 and 1999. The Company analyzed its income tax reserve position based on this event and reduced its previously provided income tax reserves by $973 in the fourth quarter of fiscal 2003. The variance in the effective tax rate compared to the statutory rate was due to the income tax reserve adjustment and tax credits, valuation allowances of net operating losses and other permanent items relative to income (loss) before income taxes.

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

As of February 28, 2002, the Company recorded a provision for loss on discontinued operation, net of income taxes, of $53,287. The loss on discontinued operation, net of income taxes, included the allocation of consolidated interest expense of $5,391 incurred from September 1, 2001 through May 31, 2002. The allocations were based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel’s subsequent cash flow. During fiscal 2003, the Company recorded an adjustment on sale of discontinued operation, net of income taxes, of $1,416 to reduce the previously provided loss on discontinued operation. The adjustment consisted of a favorable change in the estimated proceeds of the sale of $2,436, a reduction for estimated operating losses of $1,247 due to higher plant utilization and customers’ willingness to accelerate product deliveries prior to the closing of the transaction, and changes to the estimated effect of the impact of the transaction as a result of the actual sale of the business in fiscal 2003. The adjustment also included an additional loss of $949 related to bad debt, product claims, workers compensation and employee expenses as well as a reduction of $1,318 primarily due to a change in the estimated apportionment of state income taxes.

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

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. Borrowings outstanding under the New Line were $1,100, borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $27,036 as of February 28, 2005. At the Company’s option, interest is at the bank’s prime rate (5.5% as of February 28, 2005) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income for each fiscal quarter ending on or after May 31, 2004, or $81,514, as of February 28, 2005. As of February 28, 2005, the Company was in compliance with all debt covenants. As of June 28, 2005, the Company was in violation of certain covenants of the loan agreement due to the late filing of its Form 10-K, but had previously obtained a waiver from such covenants from the lender. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

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

Critical Accounting Policies

MSC’s significant accounting policies are presented within the Notes to the Consolidated Financial Statements (see Note 1 of the Notes to the Consolidated Financial Statements entitled “Summary of Significant Accounting Policies”) included elsewhere in this Form 10-K/A. While all of the significant accounting policies affect the Company’s Consolidated Financial Statements, some of the policies may be viewed to be critical. These policies are those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments and estimates. Management bases its judgments and estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. The results of judgments and estimates form the basis for making judgments about the Company’s value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

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

The Company has a subsidiary in Germany that is currently operating in a loss position. The carrying value of the subsidiary’s long-lived assets was $2,396 as of February 28, 2005. The sales of the German subsidiary were $3,826, $2,423 and $2,214 in fiscal 2005, 2004 and 2003, respectively. The pretax loss on continuing operations was $1,135, $7,759 and $1,092 in fiscal 2005, 2004 and 2003, respectively. Management believes, based on current projections, that the operations will generate future cash flows sufficient to support the carrying value of the long-lived assets. Consequently, no write-down of these assets is necessary at this time.

Income Taxes. As part of the process of preparing the consolidated financial statements, the Company is required to estimate the actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income. The assessment considers several factors, including an estimate of the likelihood that the Company will generate sufficient taxable income in future years in which temporary differences reverse in the jurisdiction to which the deferred tax asset relates. This evaluation is primarily based on the Company’s historical earnings, projected operating results, applicable net operating loss carryforward expiration dates and identified actions under the control of the Company in realizing the associated carryforward benefits. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent the Company determines the need to establish a valuation allowance or increase such allowance in a period, the Company must include an expense within the tax provision in the accompanying consolidated statement of income. The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

The Company had $18,159 of deferred tax assets as of February 28, 2005, resulting from net operating loss carryforwards and other deductible temporary differences, which may reduce taxable income in future periods to the extent the Company generates profits. These assets relate to federal, state and foreign tax jurisdictions; the Company would have to generate taxable income in the jurisdiction in which the deferred tax asset exists in order to utilize these assets. The valuation allowance on these deferred tax assets is $4,966 as of February 28, 2005.

Defined Benefit Retirement Plans. The plan obligations and related assets of defined benefit retirement plans (including the non-contributory supplemental pension plans for some MSC officers) are presented in Note 6 of the Notes to Consolidated Financial Statements entitled “Retirement Plans.” Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting actuaries using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate at which the obligation could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected. A one percentage point increase in the estimated discount rate would increase the net pension expense by $305 and decrease the estimated pension liability by $1,142. A one percentage point decrease in the discount rate would increase the net pension expense by $153 and increase the estimated pension liability by $1,619. A one percentage point increase or decrease in the estimated future return on plan assets would have a $62 relative effect on fiscal 2005 net pension expense. The estimated future return on plan assets for the fiscal 2006 pension benefit income calculation is 8.4%.

Environmental Reserves. The Company is a party to various legal proceedings in connection with the remediation of certain environmental matters. The Company records these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. There are a number of assumptions that are made, including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties (“PRPs”) and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. MSC believes its range of exposure for these proceedings and known sites is $1.0 million to $1.6 million and as of February 28, 2005, has approximately $1.0 million in its environmental reserves.

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

MSC undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact the Company’s business and financial condition. Other sections of this Form 10-K/A may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a competitive environment. New risks emerge from time to time and it is not always possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareowners should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 8. Financial Statements and Supplementary Data

The following pages contain the Financial Statements and Supplementary Data as required by Item 8 of Part II of Form 10-K/A.

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Material Sciences Corporation

Elk Grove Village, IL

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation and subsidiaries (the “Company”) as of February 28, 2005 and February 29, 2004, and the related consolidated statements of income (loss), shareowners’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended February 28, 2005. Our audits also included the financial statement schedule listed in the Index in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 7, 2005 (January 6, 2006 as to the effects of the material weakness relating to income tax accounting described in the fifth paragraph of Management’s Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

As discussed in Note 18, the accompanying financial statements have been restated.

Deloitte & Touche LLP

Chicago, Illinois

July 7, 2005

(January 6, 2006 as to the effects of

the restatement discussed in Note 18)

Consolidated Statements of Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands, except per share data)	As Restated See Note 18 2005	As Restated See Note 18 2004	As Restated See Note 18 2003
Net Sales	$264,853	$243,218	$266,818
Cost of Sales	208,902	202,203	219,243
Gross Profit	55,951	41,015	47,575
Selling, General and Administrative Expenses	47,277	38,445	40,476
Asset Impairments, Restructuring and Other	2,657	15,982	855
Income (Loss) from Operations	6,017	(13,412)	6,244
Other (Income) and Expense:
Interest Expense, Net	889	2,896	2,440
Loss on Early Retirement of Debt	4,205	—	3,934
Equity in Results of Joint Ventures	(178)	211	1,557
Other, Net	—	90	25
Total Other Expense, Net	4,916	3,197	7,956
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	1,101	(16,609)	(1,712)
Provision (Benefit) for Income Taxes	1,270	(3,917)	(1,023)
Loss from Continuing Operations	(169)	(12,692)	(689)
Discontinued Operations:
Loss on Sale of Discontinued Operation – Specialty Films (Net of Benefit for Income Taxes of $0, $0 and $70, Respectively)	—	—	(101)
Gain (Loss) on Discontinued Operation – Pinole Point Steel (Net of Benefit for Income Taxes of $143, $316, and Provision for Income Taxes of $3,244, Respectively)	(151)	(489)	1,416
Net Income (Loss)	$(320)	$(13,181)	$626
Basic Net Income (Loss) Per Share:
Loss from Continuing Operations	$(0.01)	$(0.90)	$(0.05)
Loss on Sale of Discontinued Operation – Specialty Films	—	—	(0.01)
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.01)	(0.04)	0.10
Basic Net Income (Loss) Per Share	$(0.02)	$(0.94)	$0.04
Diluted Net Income (Loss) Per Share:
Loss from Continuing Operations	$(0.01)	$(0.90)	$(0.05)
Loss on Sale of Discontinued Operation – Specialty Films	—	—	(0.01)
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.01)	(0.04)	0.10
Diluted Net Income (Loss) Per Share	$(0.02)	$(0.94)	$0.04
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,351	13,990	13,941
Dilutive Shares	—	—	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,351	13,990	13,941
Outstanding Common Stock Options Having No Dilutive Effect	22	427	633

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

	February 28 or 29,
(In thousands, except share data)	As Restated See Note 18 2005	As Restated See Note 18 2004
Assets
Current Assets:
Cash and Cash Equivalents	$1,774	$33,483
Restricted Cash	—	3,357
Total Cash, Cash Equivalents and Restricted Cash	1,774	36,840
Receivables, Less Reserves of $5,945 in 2005 and $4,185 in 2004	39,713	40,386
Income Taxes Receivable	134	51
Prepaid Expenses	1,211	1,290
Inventories:
Raw Materials	17,904	8,946
Finished Goods	23,637	22,271
Deferred Income Taxes	2,727	2,235
Assets Held for Sale	—	2,281
Total Current Assets	87,100	114,300
Property, Plant and Equipment:
Land and Building	54,533	54,506
Machinery and Equipment	166,048	163,258
Construction in Progress	3,807	2,484
	224,388	220,248
Accumulated Depreciation	(149,828)	(138,501)
Net Property, Plant and Equipment	74,560	81,747
Other Assets:
Investment in Joint Ventures	1,694	1,399
Goodwill	1,319	1,319
Deferred Income Taxes	3,496	4,488
Other	1,058	1,189
Total Other Assets	7,567	8,395
Total Assets	$169,227	$204,442
Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$—	$36,944
Accounts Payable	25,938	20,723
Accrued Payroll Related Expenses	10,355	12,154
Accrued Expenses	5,753	6,190
Current Liabilities of Discontinued Operation, Net – Pinole Point Steel	366	414
Total Current Liabilities	42,412	76,425
Long-Term Liabilities:
Long-Term Debt, Less Current Portion	1,100	7,000
Other	9,473	9,551
Total Long-Term Liabilities	10,573	16,551
Shareowners’ Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	—	—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,827,944 Shares Issued and 14,639,296 Shares Outstanding as of February 28, 2005 and 18,431,998 Shares Issued and 14,243,350 Shares Outstanding as of February 29, 2004	377	369
Additional Paid-In Capital	77,402	72,387
Treasury Stock at Cost, 4,188,648 Shares as of February 28, 2005 and February 29, 2004	(46,528)	(46,528)
Retained Earnings	82,927	83,247
Accumulated Other Comprehensive Income	2,064	1,991
Total Shareowners’ Equity	116,242	111,466
Total Liabilities and Shareowners’ Equity	$169,227	$204,442

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	As Restated See Note 18 2005	As Restated See Note 18 2004	As Restated See Note 18 2003
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(320)	$(13,181)	$626
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Discontinued Operation, Net – Pinole Point Steel	(48)	10,205	16,637
Loss on Sale of Discontinued Operation – Specialty Films	—	—	101
(Gain) Loss on Discontinued Operation – Pinole Point Steel	151	489	(1,416)
Depreciation and Amortization	11,976	14,929	16,397
Asset Impairments	—	14,633	—
Provision (Benefit) for Deferred Income Taxes	528	(3,917)	426
Compensatory Effect of Stock Plans	110	800	1,460
Tax Benefit of Stock Options	380	—	—
Gain on Sale of Asset	(176)	(92)	—
Other, Net	(178)	(817)	1,789
Changes in Assets and Liabilities:
Receivables	753	(10,619)	(358)
Income Taxes Receivable	(83)	1,183	1,986
Prepaid Expenses	83	502	(462)
Inventories	(10,236)	(4,845)	(1,516)
Accounts Payable	5,185	(1,460)	(574)
Accrued Expenses	(2,283)	(2,179)	(891)
Other, Net	(408)	(1,234)	(583)
Net Cash Provided by Operating Activities	5,434	4,397	33,622
Investing Activities:
Discontinued Operation, Net – Pinole Point Steel	—	—	(176)
Cash Received from Sale of Pinole Point Steel, Net	—	—	31,174
Capital Expenditures	(5,117)	(4,519)	(6,259)
Acquisitions, Net of Cash Acquired	—	(568)	—
Proceeds from Sale of Asset	2,822	679	—
Investment in Joint Ventures	—	(358)	(3,405)
Purchases of Marketable Securities	—	(83)	(8,003)
Proceeds from Sale of Marketable Securities	—	1,167	20,199
Change in Restricted Cash Related to Letters of Credit	3,357	(1,077)	3,035
Other	124	75	117
Net Cash Provided by (Used in) Investing Activities	1,186	(4,684)	36,682
Financing Activities:
Proceeds Under Lines of Credit	84,318	—	—
Payments of Debt	(127,162)	(11,558)	(49,759)
Payments of Rights Redemption	—	(148)	—
Purchase of Treasury Stock	—	—	(11,715)
Issuance of Common Stock	4,533	1,596	1,244
Net Cash Used in Financing Activities	(38,311)	(10,110)	(60,230)
Effect of Exchange Rate Changes on Cash	(18)	—	—
Net Increase (Decrease) in Cash	(31,709)	(10,397)	10,074
Cash and Cash Equivalents at Beginning of Year	33,483	43,880	33,806
Cash and Cash Equivalents at End of Year	$1,774	$33,483	$43,880
Supplemental Cash Flow Disclosures:
Interest Paid	$1,695	$3,462	$7,898
Income Taxes Paid	207	684	2,364

The Changes in Assets and Liabilities above for the year ended February 28, 2003 are net of assets and liabilities acquired and sold.

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners’ Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance as of February 28, 2002	18,115,624	$363	$67,441	$95,802	(3,384,436)	$(34,813)
Net Income	—	—	—	626	—	—
Issuance of Common Stock	126,238	2	1,113	—	—	—
Purchase of Treasury Stock	—	—	—	—	(804,212)	(11,715)
Compensatory Effect of Stock Plans	(20,032)	—	1,442	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	147	—	—	—
Balance as of February 28, 2003 (As Restated)	18,221,830	365	70,143	96,428	(4,188,648)	(46,528)
Net Loss	—	—	—	(13,181)	—	—
Issuance of Common Stock	165,284	4	1,572	—	—	—
Rights Redemption	—	—	(148)	—	—	—
Compensatory Effect of Stock Plans	44,884	—	800	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	20	—	—	—
Balance as of February 29, 2004 (As Restated)	18,431,998	369	72,387	83,247	(4,188,648)	(46,528)
Net Loss	—	—	—	(320)	—	—
Issuance of Common Stock	411,371	8	4,525	—	—	—
Compensatory Effect of Stock Plans	(15,425)	—	110	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	380	—	—	—
Balance as of February 28, 2005 (As Restated)	18,827,944	$377	$77,402	$82,927	(4,188,648)	$(46,528)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	As Restated See Note 18 2005	As Restated See Note 18 2004	As Restated See Note 18 2003
Net Income (Loss)	$(320)	$(13,181)	$626
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	348	1,418	1,408
Minimum Pension Liability, Net of Benefit for Income Taxes of $179, $24 and $440, Respectively	(275)	(38)	(712)
Unrealized Gain on Marketable Securities	—	—	84
Comprehensive Income (Loss)	$(247)	$(11,801)	$1,406

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

Summary of Significant Accounting Policies

The significant accounting policies of MSC, as summarized below, conform with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior-year amounts have been reclassified to conform to the fiscal 2005 presentation.

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and the disclosures in the financial statements. Actual results could differ from those estimates. Significant estimates include cash flow projections related to the assessment of long-lived assets and goodwill impairments, deferred tax asset valuation allowances, reserves for inventory and receivable exposures, customer claims, income taxes, pension and postretirement benefits and contingencies.

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

	2005	2004	2003
Net Income (Loss):
As Reported	$(320)	$(13,181)	$626
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	3,199	485	886
Deduct: Total Stock Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards, Net of Related Tax Effects	(4,046)	(1,388)	(1,747)
Pro Forma	$(1,167)	$(14,084)	$(235)
Basic Net Income (Loss) Per Share:
As Reported	$(0.02)	$(0.94)	$0.04
Pro Forma	$(0.08)	$(1.01)	$(0.02)
Diluted Net Income (Loss) Per Share:
As Reported	$(0.02)	$(0.94)	$0.04
Pro Forma	$(0.08)	$(1.01)	$(0.02)

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) at February 28 or 29 are as follows:

	2005	2004
Foreign Currency Translation	$3,089	$2,741
Minimum Pension Liability, net of tax of $643 and $464	(1,025)	(750)
Total	$2,064	$1,991

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

During the rest of fiscal 2003, MSC served the electrogalvanizing (“EG”) market through its 66.5% ownership interest in the Partnership. Under the terms of the Partnership agreements, all significant operating actions required the consent of the management committee. MSC and BSC were each represented by two members on the four-member management committee. The Company did not have a controlling voting interest in the Partnership and, accordingly, accounted for the Partnership under the equity method.

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

The Company’s environmental reserves were approximately $1,000 as of February 28, 2005. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial statements, given the reserves recorded as of February 28, 2005 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposures. MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1,000 to $1,600.

The Company is also a party to various legal actions and customer disputes arising in the ordinary course of its business. These legal actions and customer disputes cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

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

	2005	2004	2003
Tax Provision (Benefit)
Current:
Federal	$—	$—	$(1,116)
State	69	—	(333)
	69	—	(1,449)
Deferred:
Federal	497	(3,659)	467
State	704	(258)	(41)
	1,201	(3,917)	426
Tax Provision (Benefit)	$1,270	$(3,917)	$(1,023)
Tax Rate Reconciliation
Tax Provision (Benefit) at Federal Statutory Rate	$385	$(5,813)	$(599)
State and Local Taxes, Net of Federal Tax Benefit	(209)	(1,277)	(74)
Reserve Adjustment	(770)	266	(973)
Valuation Allowance	1,275	3,041	650
Non Deductible Compensation Expense	565	—	—
Other, Net	24	(134)	(27)
Tax Provision (Benefit) at Effective Income Tax Rate	$1,270	$(3,917)	$(1,023)

The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for tax liabilities due to the potential change in judgments and estimates are $1,428 and $1,750 at February 28, 2005 and February 29, 2004, respectively. Accruals relate to tax issues for both U.S. federal and domestic states. The amounts provided are included in the appropriate categories in the table above.

During fiscal 2005, the Company generated losses from its German subsidiary as well as in certain states in which the Company operates. As such, deferred tax assets increased to reflect the additional net operating loss carryforward. The valuation allowance also increased due to Management’s belief that it is more likely than not that the operating loss will not be fully utilized due to recent significant operating losses.

During fiscal 2003, the Internal Revenue Service completed its review of fiscal years 1997, 1998 and 1999. The Company analyzed its income tax reserve position based on this event and reduced its previously provided income tax reserves by $973 in the fourth quarter of fiscal 2003. During fiscal 2005, the Company reduced tax reserves by $770 due to changes in tax law in certain states in which the Company operates and the lapsing of the statute of limitations for specific tax contingencies.

Temporary differences that give rise to deferred tax (assets) and liabilities were as follows:

	2005	2004
Reserves Not Deductible Until Paid	$(2,284)	$(2,357)
Employee Benefit Liabilities	(4,742)	(4,888)
Deferred State Income Taxes, Net	(1,957)	(1,602)
Net Operating Loss and Tax Credit Carryforwards	(9,072)	(9,652)
Other	(104)	(196)
Total Gross Deferred Tax Asset	$(18,159)	$(18,695)
Valuation Allowance	4,966	3,691
Total Deferred Tax Assets	$(13,193)	$(15,004)
Property and Equipment	6,970	8,281
Other	—	—
Total Deferred Tax Liabilities	$6,970	$8,281
Net Deferred Tax (Assets) Liabilities	$(6,223)	$(6,723)

As of February 28, 2005, federal, state and foreign net operating losses and tax credit carryforwards of $9,012 were available with an unlimited expiration date, and the remaining $2,989 expires in varying amounts through fiscal 2024.

Deferred Tax (Assets) Liabilities, Net have been recorded on the Company’s Consolidated Balance Sheets as follows:

	2005	2004
Current Assets – Deferred Income Taxes	$(2,727)	$(2,235)
Long-Term Assets – Deferred Income Taxes	(3,496)	(4,488)
Long-Term Liabilities – Deferred Income Taxes	—	—
	$(6,223)	$(6,723)

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

Stock Option Activity

A summary of transactions under the stock option plans is presented below.

	Options Outstanding			Exercisable Options
	Directors	Key Employees	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock Option Activity
Outstanding as of February 28, 2002	216,358	724,500	$14.36	899,545	$14.51
Granted	24,884	903,844	10.17
Exercised	(40,889)	(24,537)	9.17
Canceled	(23,291)	(206,745)	13.99
Outstanding as of February 28, 2003	177,062	1,397,062	$12.12	983,535	$13.11
Granted	37,453	—	9.61
Exercised	—	(107,749)	10.00
Canceled	(47,589)	(546,449)	11.99
Outstanding as of February 29, 2004	166,926	742,864	$12.36	785,803	$12.73
Granted	—	—	—
Exercised	(50,932)	(312,328)	11.28
Canceled	(54,377)	(98,065)	12.09
Outstanding as of February 28, 2005	61,617	332,471	$13.14	386,334	$13.04

	Options Outstanding as of February 28, 2005			Exercisable Options as of February 28, 2005
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.80–$ 9.90	23,958	4.18	$8.35	23,958	$8.35
$10.00–$11.71	149,441	2.93	10.10	149,441	10.10
$12.34–$14.50	75,864	2.01	14.03	68,110	14.15
$16.25–$18.75	144,825	1.22	16.61	144,825	16.61
$ 6.80–$18.75	394,088	2.20	$13.14	386,334	$13.04

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

A summary of transactions under the restricted stock plans was as follows:

Restricted Stock Activity
Unvested as of February 28, 2003	246,417
Granted	76,104
Vested	(121,284)
Canceled	(31,220)
Unvested as of February 29, 2004	170,017
Granted	—
Vested	(129,475)
Canceled	(15,425)
Unvested as of February 28, 2005	25,117

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

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. The Company recorded losses on discontinued operation of $151 (net of tax) and $489 (net of tax) in fiscal

2005 and 2004, respectively. These losses primarily resulted from workers compensation expenses. In fiscal 2003, the Company recorded a gain on discontinued operation of $1,416 (net of tax). As of February 28, 2005, the Company has received $58,020 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $26,846 from liquidating the Pinole Point Steel operations. The proceeds from liquidating the Pinole Point Steel operations include an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of February 28, 2005, there were $366 in net liabilities remaining. The remaining net liabilities included liabilities (primarily workers compensation exposure) not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel has been reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets or liabilities and operating results of the business.

As of February 28, 2002, the Company recorded a provision for loss on discontinued operation, net of income taxes, of $53,287. The loss on discontinued operation, net of income taxes, included the allocation of consolidated interest expense of $5,391 incurred from September 1, 2001 through May 31, 2002. The allocation was based on the debt associated with the original purchase of Pinole Point Steel in December 1997 and Pinole Point Steel’s subsequent cash flow. During fiscal 2003, the Company recorded an adjustment on sale of discontinued operation, net of income taxes, of $1,416 to reduce the previously provided loss on discontinued operation. The adjustment consisted of a favorable change in the estimated proceeds of the sale of $2,436, a reduction for estimated operating losses of $1,247 due to higher plant utilization and customers’ willingness to accelerate product deliveries prior to the closing of the transaction and changes to the estimated effect of the impact of the transaction as a result of the actual sale of the business in fiscal 2004. The adjustment also included an additional loss of $949 related to bad debt, product claims, workers compensation and employee expenses as well as a reduction of $1,318 primarily due to a change in the estimated apportionment of state income taxes.

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

	2005	2004	2003
Net Sales
EMS – Domestic	$253,131	$230,676	$254,043
EMS – Foreign	10,192	12,072	12,503
EMD	1,530	470	272
Total	$264,853	$243,218	$266,818
Depreciation and Amortization
EMS	$11,737	$14,468	$15,442
EMD	169	80	2
Corporate	70	381	953
Total	$11,976	$14,929	$16,397
Income (Loss) Before Income Taxes
EMS	$26,539	$1,323	$17,064
EMD	(5,565)	(5,061)	(3,739)
Corporate	(19,873)	(12,871)	(15,037)
Total	$1,101	$(16,609)	$(1,712)
Total Assets
EMS	$157,253	$157,809	$167,494
EMD	1,339	1,257	319
Corporate	10,635	45,376	53,093
Subtotal	169,227	204,442	220,906
Discontinued Operations	—	—	16,035
Total	$169,227	$204,442	$236,941
Capital Expenditures
EMS	$5,030	$3,737	$6,064
EMD	87	773	58
Corporate	—	9	137
Total	$5,117	$4,519	$6,259

Note 15: Earnings Per Share

Below is the computation of basic and diluted earnings per share for the years ended February 28 or 29, 2005, 2004 and 2003.

	2005	2004	2003
Loss from Continuing Operations	$(169)	$(12,692)	$(689)
Loss on Sale of Discontinued Operation – Specialty Films	—	—	(101)
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(151)	(489)	1,416
Net Income (Loss)	$(320)	$(13,181)	$626
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,351	13,990	13,941
Dilutive Stock Options	—	—	—
Dilutive Restricted Stock	—	—	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,351	13,990	13,941
Basic Net Income (Loss) Per Share:
Loss from Continuing Operations	$(0.01)	$(0.90)	$(0.05)
Loss on Sale of Discontinued Operation – Specialty Films	—	—	(0.01)
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.01)	(0.04)	0.10
Basic Net Income (Loss) Per Share	$(0.02)	$(0.94)	$0.04
Diluted Net Income (Loss) Per Share:
Loss from Continuing Operations	$(0.01)	$(0.90)	$(0.05)
Loss on Sale of Discontinued Operation – Specialty Films	—	—	(0.01)
Gain (Loss) on Discontinued Operation – Pinole Point Steel	(0.01)	(0.04)	0.10
Diluted Net Income (Loss) Per Share	$(0.02)	$(0.94)	$0.04

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

Note 17: Selected Quarterly Results of Operations (Unaudited)

The table presented below is a summary of quarterly data for the years ended February 28, 2005 and February 29, 2004.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$70,487	$62,631	$67,363	$64,372
Gross Profit	15,265	13,158	15,095	12,433
Income (Loss) from Continuing Operations	(1,437)	705	2,508	(1,945)
Income (Loss) on Discontinued Operation – Pinole Point Steel	(20)	(115)	(70)	54
Net Income (Loss)	(1,457)	590	2,438	(1,891)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.10)	$0.05	$0.17	$(0.13)
Loss on Discontinued Operation – Pinole Point Steel	—	(0.01)	—	—
Basic Net Income (Loss) Per Share	$(0.10)	$0.04	$0.17	$(0.13)
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.10)	$0.05	$0.17	$(0.13)
Loss on Discontinued Operation – Pinole Point Steel	—	(0.01)	—	—
Diluted Net Income (Loss) Per Share	$(0.10)	$0.04	$0.17	$(0.13)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$59,383	$55,899	$64,640	$63,296
Gross Profit	9,470	8,311	11,763	11,471
Income (Loss) from Continuing Operations	(2,230)	321	953	(11,736)
Loss on Discontinued Operation – Pinole Point Steel	(123)	(125)	(200)	(41)
Net Income (Loss)	(2,353)	196	753	(11,777)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.16)	$0.02	$0.07	$(0.83)
Loss on Discontinued Operation – Pinole Point Steel	(0.01)	(0.01)	(0.02)	—
Basic Net Income (Loss) Per Share	$(0.17)	$0.01	$0.05	$(0.83)
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.16)	$0.02	$0.07	$(0.83)
Loss on Discontinued Operation – Pinole Point Steel	(0.01)	(0.01)	(0.02)	—
Diluted Net Income (Loss) Per Share	$(0.17)	$0.01	$0.05	$(0.83)

Note 18: Restatement

Subsequent to the issuance of the February 28, 2005 financial statements, errors were discovered in the Company’s accounting for income taxes. These errors primarily related to the recording of certain deferred tax liabilities related to state net operating losses and the valuation of those net operating losses, errors in the timing of the recognition of other deferred tax items and the and the classification of income tax expense between continuing and discontinued operations.

In addition, the pro forma stock compensation table in Note 1 has been revised to conform with the presentation requirements of SFAS No. 148. This revision did not impact the pro forma net income (loss) or pro forma EPS.

The following tables summarize the effect of the restatement of the consolidated financial statements.

Consolidated Statements of Income (Loss)	Fiscal Year Ended February 28,		Fiscal Year Ended February 29,		Fiscal Year Ended February 28,
(In thousands, except per share data)	As Previously Reported 2005	As Restated 2005	As Previously Reported 2004	As Restated 2004	As Previously Reported 2003	As Restated 2003
Provision (Benefit) for Income Taxes	$91	$1,270	$(3,216)	$(3,917)	$(1,373)	$(1,023)
Income (Loss) from Continuing Operations	1,010	(169)	(13,393)	(12,692)	(339)	(689)
Gain (Loss) on Discontinued Operation – Pinole Point Steel					1,934	1,416
Net Income (Loss)	$859	$(320)	$(13,882)	$(13,181)	$1,494	$626
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.07	$(0.01)	$(0.95)	$(0.90)	$(0.02)	$(0.05)
Gain (Loss) on Discontinued Operation – Pinole Point Steel					0.14	0.10
Basic Net Income (Loss) Per Share	$0.06	$(0.02)	$(0.99)	$(0.94)	$0.11	$0.04
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.07	$(0.01)	$(0.95)	$(0.90)	$(0.02)	$(0.05)
Gain (Loss) on Discontinued Operation – Pinole Point Steel					0.14	0.10
Diluted Net Income (Loss) Per Share	$0.06	$(0.02)	$(0.99)	$(0.94)	$0.11	$0.04

Consolidated Balance Sheets	February 28,		February 29,
	As Previously Reported 2005	As Restated 2005	As Previously Reported 2004	As Restated 2004
Assets:
Deferred Income Taxes	$4,842	$3,496	$4,655	$4,488
Total Other Assets	8,913	7,567	8,562	8,395
Total Assets	170,573	169,227	204,609	204,442
Shareowners' Equity:
Retained Earnings	84,273	82,927	83,414	83,247
Total Shareowners' Equity	117,588	116,242	111,633	111,466
Total Liabilities and Shareowners' Equity	$170,573	$169,227	$204,609	$204,442

Consolidated Statements of Cash Flows	Fiscal Year Ended February 28,		Fiscal Year Ended February 29,		Fiscal Year Ended February 28,
	As Previously Reported 2005	As Restated 2005	As Previously Reported 2004	As Restated 2004	As Previously Reported 2003	As Restated 2003
Net Income (Loss)	$859	$(320)	$(13,882)	$(13,181)	$1,494	$626
Loss on Discontinued Operation—Pinole Point Steel					(1,934)	(1,416)
Provision (Benefit) for Deferred Income Taxes	(651)	528	(3,216)	(3,917)	76	426
Net Cash Provided by Operating Activities	$5,434	$5,434	$4,397	$4,397	$33,622	$33,622

Selected Quarterly Results of Operations (Unaudited)	2005		2004
	As Reported Fourth Quarter	As Restated Fourth Quarter	As Reported Fourth Quarter	As Restated Fourth Quarter
Loss from Continuing Operations	$(766)	$(1,945)	$(12,437)	$(11,736)
Net Loss	(712)	(1,891)	(12,478)	(11,777)
Basic Net Loss Per Share:
Loss from Continuing Operations	$(0.05)	$(0.13)	$(0.88)	$(0.83)
Basic Net Loss Per Share	$(0.05)	$(0.13)	$(0.88)	$(0.83)
Diluted Net Loss Per Share:
Loss from Continuing Operations	$(0.05)	$(0.13)	$(0.88)	$(0.83)
Diluted Net Loss Per Share	$(0.05)	$(0.13)	$(0.88)	$(0.83)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company’s independent registered public accounting firm and the Company during the two most recent fiscal years or any subsequent interim period.

Item 9A. Controls and Procedures

The following has been amended to reflect the restatement of the Consolidated Financial Statements as discussed further in the Explanatory Note and Note 18 to the Consolidated Financial Statements.

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

Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2005, because of the material weaknesses discussed below and the restatement of the Consolidated Financial Statements. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure its consolidated financial statements were prepared in accordance with generally accepted accounting principles. At the time the Company filed its original Annual Report on Form 10-K for fiscal 2005, management believed that the financial statements were prepared in accordance with generally accepted accounting principles. Subsequent to such date, management initiated a remediation plan to correct the material weakness in the Company’s controls over the accounting for income taxes. In connection with this remediation plan, the Company engaged additional external experts to assist in the area of income tax accounting. As a result of procedures performed during this subsequent review, errors were discovered in the Company’s income tax accounting for fiscal years 2003 through 2005. Accordingly, the Company concluded that the most appropriate way to correct these errors was to restate previously issued financial statements.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this amended Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

(b) Management’s Report on Internal Control over Financial Reporting (as revised). Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Subsequent to the initial filing of the Company’s Annual Report on Form 10-K for fiscal 2005, the Company engaged additional external resources in September 2005 to assist in the accounting for income taxes and, as a result of errors discovered during the review of income tax accounting, determined that the consolidated financial statements for fiscal years 2003 through 2005 needed to be restated. Management determined that these errors were the result of the material weakness related to the accounting for income taxes described above.

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

In addition, to begin addressing the material weaknesses described above, subsequent to February 28, 2005, the Company’s management has increased accounting resources by hiring a new Corporate Controller, engaging independent experts to assist in the accounting for income taxes, and adding additional resources to the Finance Department.

(d) Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Material Sciences Corporation and Subsidiaries

Elk Grove Village, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised), that Material Sciences Corporation and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as February 28, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Due to (1) the material adjustments identified in the fourth quarter and year-end financial statements, (2) the significance of the deficiencies in the financial closing and reporting process to the preparation of reliable financial statements and (3) the pervasiveness of the deficiencies identified in the financial closing and reporting process, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected. Subsequent to our report dated July 7, 2005, the Company engaged additional external tax experts to assist in the accounting for income taxes, and, as a result of errors discovered during the review of income tax accounting, determined that the consolidated financial statements for fiscal years 2003 through 2005 needed to be restated. Management determined that these errors were the result of the material weakness related to the accounting for income taxes described above. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2005, of the Company and our report dated July 7, 2005 (January 6, 2006 as to Note 18) expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Chicago, Illinois

July 7, 2005 (January 6, 2006 as to the effects of the material weakness relating to income tax accounting described in the fifth paragraph of Management’s Report on Internal Control over Financial Reporting (as revised))

Item 9B. Other Information

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

Item 14. Principal Accountant Fees and Services

The information required by this item concerning the Company’s independent registered public accounting firm and the Audit Committee’s pre-approval policies is incorporated by reference to the information in the section entitled “Ratification of Appointment of Deloitte & Touche LLP” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements and Schedule of the Company

a)	Financial Statements. The financial statements of the Company are filed as a part of this report.
b)	Supplemental Schedule. The schedule listed below appears on page 64 of this report. All other schedules have been omitted, since the required information is not significant, included in the financial statement or the notes thereto or not applicable.
A.	Schedule II – Reserve for Receivable Allowances

2. Exhibits

Reference is made to the Exhibit Index which begins on page 66.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Sciences Corporation

By:	/s/ CLIFFORD D. NASTAS
Clifford D. Nastas Chief Executive Officer and Director

Date: January 6, 2006

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

10	(a)	Material Sciences Corporation Stock Purchase Plan.(1)†

10	(b)	Material Sciences Corporation Supplemental Pension Plan.(1)†

10	(c)	Material Sciences Corporation Employee Stock Purchase Plan.(10)†

10	(d)	Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(10)†

10	(e)	Material Sciences Corporation 1985 Stock Option Plan for Directors.(10)†

10	(f)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)†

10	(g)	Employment Agreement effective February 27, 1991, between Material Sciences Corporation and G. Robert Evans.(10)†

10	(h)	Material Sciences Corporation 1991 Stock Option Plan for Directors.(10)†

10	(i)	Material Sciences Corporation Directors Deferred Compensation Plan.(10)†

Exhibit Number		Description of Exhibit
10	(j)	Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(4)†

10	(k)	Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(10)†

10	(l)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10	(m)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(10)

10	(n)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(10)

10	(o)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(10)

10	(p)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(10)

10	(q)	Severance Benefits Agreement dated October 22, 1996, between Material Sciences Corporation and James J. Waclawik, Sr.(5)†

10	(r)	Amendment to the Supplemental Employee Retirement Plan.(9)†

10	(s)	License Agreement, dated as of January 31, 2002, by and between Material Sciences Corporation and TouchSensor Technologies, L.L.C.(15)(16)

10	(t)	Purchase Agreement, dated April 23, 2002, by and among Material Sciences Corporation, LTV Steel Company, Inc., LTV Walbridge, Inc. and MSC Walbridge Coatings Inc.(15)

10	(u)	Separation Agreement and General Release, dated April 23, 2003, by and between Material Sciences Corporation and Gerald G. Nadig.(17)

10	(v)	Purchase Agreement, dated as of May 2, 2003, by and among ISG Acquisition Inc., ISG Venture Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(17)

10	(w)	Tolling Agreement, dated as of May 6, 2003, by and among International Steel Group, Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(17)

10	(x)	Material Sciences Corporation Supplemental Retirement Plan.(17)†

10	(y)	Material Sciences Corporation Phantom Stock Unit Agreement for Michael J. Callahan.(18)

10	(z)	Material Sciences Corporation Phantom Stock Unit Agreement for Ronald A. Mitsch.(18)

10	(aa)	Employment Agreement dated May 5, 2004, between Material Sciences Corporation and James J. Waclawik, Sr.*†

10	(bb)	Consulting Agreement dated May 5, 2004, between Material Sciences Corporation and James J. Waclawik, Sr.*†

10	(cc)	Material Sciences Corporation Phantom Stock Unit Agreement, dated May 5, 2004, between Material Sciences Corporation and James J. Waclawik, Sr.*†

10	(dd)	Form of Material Sciences Corporation Fiscal 2005 Phantom Stock Unit Agreement.*†

10	(ee)	Form of Material Sciences Corporation, Engineered Materials and Devices Group, Inc. Incentive Compensation Agreement.*†

Exhibit Number		Description of Exhibit
10	(ff)	Retention Agreement, dated February 29, 2004, between Material Sciences Corporation and John M. Klepper.*†

10	(gg)	Retention Agreement, dated February 29, 2004, between Material Sciences Corporation and Ronald L. Millar, Jr.*†

10	(hh)	Retention Agreement, dated April 6, 2004, between Material Sciences Corporation and Clifford D. Nastas.*†

10	(ii)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and Clifford D. Nastas.(19)

10	(jj)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and Jeffrey J. Siemers.(19)

10	(kk)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and John M. Klepper.(19)

21		Subsidiaries of the Registrant.**

23		Consent of Deloitte & Touche LLP **

31.1		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer.**

31.2		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer.**

32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

*	Filed with originally filed Form 10-K.
**	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 25, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.
(5)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1997 (File No. 1-8803).
(6)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 30, 1997 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-8803).
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 1998 (File No. 1-8803).
(10)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1999 (File No. 1-8803).
(12)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2001 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended May 31, 2001 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on June 29, 2001 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2002 (File No. 1-8803).
(16)	Certain information in this exhibit has been omitted and filed separately with Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(17)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(18)	Incorporate by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended November 30, 2003 (File No. 1-8803).
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on June 21, 2005 (File No. 1-8803).