Form 10-Q/A
period 2005-05-31
MATERIAL SCIENCES CORP
filed 2006-01-09
CIK 755003

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 5, 2005, there were 14,640,125 outstanding shares of common stock, $.02 par value.

Explanatory Note:

The primary purpose of this Amendment No. 1 on Form 10-Q/A is to give effect to the restatement of the consolidated balance sheets for the fiscal quarter ended May 31, 2005, presented in the Company’s Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission (“SEC”) on August 17, 2005 (the “Original Filing”). As previously disclosed in the Company’s Amended Form 10-K/A for fiscal 2005, the Company has a material weakness (as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2) in the design and implementation of internal controls over financial reporting related to income tax accounting. Beginning in July 2005, and continuing through the date of the filing of this Form 10-Q/A, management, with the oversight of the Audit Committee of the Board of Directors, has been taking steps to remediate this material weakness. One of these steps included the hiring of additional external tax advisors to assist in the area of income tax accounting for fiscal 2006. As a result of the procedures performed during this remediation, errors were discovered in the Company’s prior accounting for income taxes. These errors primarily related to the recording of certain deferred tax liabilities related to state net operating losses and the valuation of those net operating losses, errors in the recognition of other deferred tax items and the and the classification of income tax expense between continuing and discontinued operations. See Note 19 to the Consolidated Financial Statements for further details.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. No attempt has been made in this Form 10-Q/A to modify or update the disclosures in the Original Filing except as required to reflect the effects of the restatement included in Note 19. Except as otherwise noted herein, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Filing.

Part I – Item 1 (Financial Information), Part I – Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and Part I – Item 4 (Controls and Procedures) have been amended from the Original Filing as a result of the restatement. In addition, Part II – Item 6 (Exhibits) has been amended to include new certifications executed as of the date of this Form 10-Q/A by the Company’s current Chief Executive Officer and Chief Financial Officer.

MATERIAL SCIENCES CORPORATION

FORM 10-Q/A

For The Quarter Ended May 31, 2005

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Loss) (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands, except per share data)	2005	2004
Net Sales	$73,823	$70,487
Cost of Sales	58,532	55,222

Gross Profit	15,291	15,265
Selling, General and Administrative Expenses	10,205	10,678
Restructuring Expenses	338	1,667

Income from Operations	4,748	2,920

Other (Income) and Expense:
Interest Expense, Net	16	581
Equity in Results of Joint Ventures	(53)	(37)
Loss on Early Retirement of Debt	—	4,205

Total Other (Income) Expense, Net	(37)	4,749

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	4,785	(1,829)
Provision (Benefit) for Income Taxes	2,029	(392)

Income (Loss) from Continuing Operations	2,756	(1,437)
Discontinued Operations:
Loss on Discontinued Operations - Pinole Point Steel (Net of Benefit for Income Taxes of $11 and $11, Respectively)	(17)	(20)

Net Income (Loss)	$2,739	$(1,457)

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.19	$(0.10)
Loss on Discontinued Operations - Pinole Point Steel	—	—

Basic Net Income (Loss) Per Share	$0.19	$(0.10)

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.19	$(0.10)
Loss on Discontinued Operations - Pinole Point Steel	—	—

Diluted Net Income (Loss) Per Share	$0.19	$(0.10)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,625	14,196
Dilutive Shares	49	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,674	14,196

Outstanding Common Stock Options Having No Dilutive Effect	158	422

The accompanying notes are an integral part of these statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	As Restated See Note 19 May 31, 2005	February 28, 2005
Assets:
Current Assets:
Cash and Cash Equivalents	$1,125	$1,774
Receivables, Less Reserves of $5,699 and $5,945, Respectively	37,534	39,713
Income Taxes Receivable	134	134
Prepaid Expenses	2,437	1,211
Inventories	50,458	41,541
Deferred Income Taxes	2,784	2,727

Total Current Assets	94,472	87,100

Property, Plant and Equipment	225,370	224,388
Accumulated Depreciation and Amortization	(152,700)	(149,828)

Net Property, Plant and Equipment	72,670	74,560

Other Assets:
Investment in Joint Ventures	1,808	1,694
Goodwill	1,319	1,319
Deferred Income Taxes	1,670	3,496
Other	849	1,058

Total Other Assets	5,646	7,567

Total Assets	$172,788	$169,227

Liabilities:
Current Liabilities:
Accounts Payable	$31,948	$25,938
Accrued Payroll Related Expenses	5,811	10,355
Accrued Expenses	6,046	5,753
Income Taxes Payable	134	—
Current Liabilities of Discontinued Operations, Net - Pinole Point Steel	394	366

Total Current Liabilities	44,333	42,412

Long-Term Liabilities:
Long-Term Debt, Less Current Portion	—	1,100
Other	9,363	9,473

Total Long-Term Liabilities	9,363	10,573

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	377	377
Additional Paid-In Capital	77,541	77,402
Treasury Stock at Cost	(46,528)	(46,528)
Retained Earnings	85,666	82,927
Accumulated Other Comprehensive Income	2,036	2,064

Total Shareowners’ Equity	119,092	116,242

Total Liabilities and Shareowners’ Equity	$172,788	$169,227

The accompanying notes are an integral part of these statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	2005	2004
Cash Flows From:
Operating Activities:
Net Income (Loss)	$2,739	$(1,457)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,962	3,016
Provision / (Benefit) for Deferred Income Taxes	1,752	(489)
Compensatory Effect of Stock Plans	68	10
Other, Net	(36)	82
Changes in Assets and Liabilities:
Receivables	2,110	(3,159)
Income Taxes Receivable	—	1
Prepaid Expenses	(1,230)	(1,409)
Inventories	(9,024)	(342)
Accounts Payable	6,034	96
Accrued Expenses	(4,211)	(3,501)
Income Taxes Payable	134	—
Liabilities of Discontinued Operations, Net - Pinole Point Steel	28	(20)
Other, Net	140	(97)

Net Cash Provided by (Used in) Operating Activities	1,466	(7,269)

Investing Activities:
Capital Expenditures	(1,250)	(1,047)
Change in Restricted Cash Related to Letters of Credit	—	3,357
Other	—	(7)

Net Cash Provided by (Used in) Investing Activities	(1,250)	2,303

Financing Activities:
Payments of Debt	(9,000)	(43,944)
Proceeds under Line of Credit	7,900	19,318
Issuance of Common Stock	71	410

Net Cash Used in Financing Activities	(1,029)	(24,216)

Effect of Exchange Rate Changes on Cash	164	—

Net Decrease in Cash	(649)	(29,182)
Cash and Cash Equivalents at Beginning of Period	1,774	33,483

Cash and Cash Equivalents at End of Period	$1,125	$4,301

Supplemental Cash Flow Disclosures:
Interest Paid	$29	$1,371
Income Taxes Paid	117	66

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

(In thousands, except per share data)

The data for the three months ended May 31, 2005 and 2004 has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 6, 2006 for the fiscal year ended February 28, 2005.

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

(9)	The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended May 31,
	2005	2004
Interest (Income) Expense, Net:

Interest Expense	$31	$643
Interest Income	(15)	(62)

Interest Expense, Net	$16	$581

(10)	In connection with the planned disposition of the Electronic Materials and Devices Group (as discussed in Note 18 and in Management’s Discussion and Analysis of Financial Condition and results of Operations), the Company recorded restructuring expenses of $142 ($90 in severance and $52 in severance-related expenses) during the first quarter of fiscal 2006. A total of 10 employees were affected by this restructuring. As part of this restructuring, a total of $105 was paid during the fiscal quarter ended May 31, 2005 and $37 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of May 31, 2005.

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

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. The Company reduced these restructuring reserves by $21 during the first quarter of fiscal 2006 based on a revision to the total amounts expected to be paid out for these plans. Net cash of $78 was paid during the first six months of fiscal 2006 related to these restructuring plans. A total of $5 is recorded as Accrued Payroll Related Expenses and $26 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of May 31, 2005.

The restructuring reserve as of May 31, 2005 is presented in the chart below (which includes the fiscal 2004, 2005 and 2006 restructuring plans):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2005	$304	$128	$432
Restructuring Reserve Recorded During the Three Months Ended May 31, 2005	80	258	338
Cash Payments	(190)	(293)	(483)

Restructuring Reserve as of May 31, 2005	$194	$93	$287

(11)	MSC’s effective tax rate for continuing operations was 42.4% (provision) for the first quarter of fiscal 2006 compared to 21.4% (benefit) for the same period last year. The variance in the effective rate compared to the statutory rate was due to valuation allowances for net operating losses and other permanent items relative to income (loss) before income taxes.

(12)	MSC has qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for certain of its employees. The following tables provide the components of net periodic benefit cost for its defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended May 31,
	2005	2004	2005	2004
Service Cost	$42	$41	$18	$17
Interest Cost	125	172	30	28
Expected Return on Plan Assets	(56)	(111)	(1)	(1)
Amortization of Net (Gain) or Loss	6	6	2	—
Amortization of Prior Service Cost	22	24	—	—
Amortization of Transition Obligation	1	1	—	—

Total Net Periodic Benefit Cost	$140	$133	$49	$44

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

(14)	The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”), the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”), the Material Sciences Corporation Stock Option Plan for Non-Employee Directors (“1996 Directors Plan”), and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been as shown in the following pro forma amounts:

	Three Months Ended May 31,
	2005	2004
Net Income (Loss):
As Reported	$2,739	$(1,457)
Add: Stock Based Employee Compensation Expense Included in Reported Net Income, Net of Income Taxes	42	6
Deduct: Total Stock Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards, Net of Income Taxes	(49)	(200)

Pro Forma	$2,732	$(1,651)

Basic Net Income (Loss) Per Share:
As Reported	$0.19	$(0.10)

Pro Forma	$0.19	$(0.12)

Diluted Net Income (Loss) Per Share:
As Reported	$0.19	$(0.10)

Pro Forma	$0.19	$(0.12)

(15)	MSC reports segment information based on how management views its business for evaluating performance and making operating decisions. The Company’s two reportable segments for all periods presented are MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”).

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

The Company’s environmental reserves were approximately $1,100 as of May 31, 2005. The Company does not believe the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial statements, given the reserves recorded as of May 31, 2005 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposure. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, is $1,100 to $1,700.

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

(19)	Subsequent to the issuance of the February 28, 2005 financial statements, errors were discovered in the Company’s prior accounting for income taxes. The Balance Sheet as of May 31, 2005 has been restated to reflect this change.

In addition, the pro forma stock compensation table in Note 14 has been revised to conform with the presentation requirements of SFAS 148. This revision did not impact the pro forma net income (loss) or pro forma earnings per share.

A reconciliation of the Company’s consolidated balance sheet as of May 31, 2005 is presented in the following table.

	May 31,
Condensed Consolidated Balance Sheets (Unaudited) (In thousands)	As Previously Reported 2005	As Restated 2005
Assets:
Deferred Income Taxes	$3,016	$1,670
Total Other Assets	6,992	5,646
Total Assets	$174,134	$172,788

Shareowners’ Equity:
Retained Earnings	$87,012	$85,666
Total Shareowners’ Equity	120,438	119,092
Total Liabilities and Shareowners’ Equity	$174,134	$172,788

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K/A for the year ended February 28, 2005 (“Form 10-K/A”), as well as the Company’s other filings with the Securities and Exchange Commission.

Restatement

As discussed in Note 19 of the Notes to the Consolidated Financial Statements, the Company’s consolidated balance sheets have been restated. The accompanying Management’s Discussion and Analysis gives effect to the restatement.

Executive Summary

Material Sciences Corporation (“MSC” or the “Company”) reports segment information based on how management views its business for evaluating performance and making operating decisions. For the periods discussed in this Item 2, MSC reports results on the basis of two business segments, MSC Engineered Materials and Solutions Group (“EMS”) and MSC Electronic Materials and Devices Group (“EMD”). EMS’s acoustical material-based solutions consist of layers of metal and other materials used to manage noise and vibration for the automotive, lighting and appliance markets. EMS’s coated metal material-based solutions include coil coated and electrogalvanized (“EG”) products primarily used in the automotive, building and construction, appliance and lighting markets. EMS’s electronic material-based solutions consist primarily of coated metal and laminated noise and vibration reducing materials used in the electronics market. EMD’s electronic material-based solutions included field-effect technology for sensors, switches and interface solutions in the consumer electronics and transportation markets. On June 20, 2005, MSC sold substantially all the assets of EMD and, therefore, only reports one business segment after the first quarter of fiscal 2006.

As discussed in more detail in the Company’s Form 10-K/A, the general state of the principal industries in which the Company operates presents the following risks: overcapacity, pricing and availability of materials, market conditions, and shifts in the supply models. Overcapacity in the coil coating industry continues to have an impact on pricing, facility utilization and the need for competitive terms of sale. The pricing of materials includes the cost of steel as well as, but not limited to, the cost of energy and the cost of petroleum-based products. As market conditions change and shifts in the supply model for certain products occur, the Company must adapt its pricing strategy accordingly. Consequently, changes in the supply model may affect the comparability of the revenues, operating margins and working capital for the fiscal periods presented.

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

Contractual Obligations

The only significant change to the contractual obligations table presented in the Company’s Form 10-K/A was that the Company had no long term debt as of May 31, 2005.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, goodwill, income taxes and defined benefit retirement plans. Details regarding the Company’s use of these policies and the related estimates are described fully in MSC’s Form 10-K/A filed with the Securities and Exchange Commission in January 2006. There have been no material changes to the Company’s critical accounting policies that affected MSC’s financial condition or results of operations in the first quarter of fiscal 2006.

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

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q/A, including, among others:

•	The Company’s ability to successfully implement its restructuring plans and achieve the benefits it expects from these plans, net of estimated severance-related costs;

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Competitive factors (including changes in industry capacity);

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations;

•	New or existing material weaknesses or significant deficiencies in the Company’s internal controls over financial reporting;

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America, Europe and Asia;

•	Proceeds and potential impact from the potential sale or closing of facilities or other assets;

•	Increases in the prices as well as availability of raw and other material inputs used by the Company, especially steel;

•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;

•	The risk of the successful development, introduction and marketing of new products and technologies;

•	Facility utilization and product mix at the Company’s facilities;

•	Realization of the tax credit carryforward generated from the sale of Pinole Point Steel and other net operating loss carryforwards;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations;

•	Expected results of operations from foreign operations;

•	The successful shift of the Company’s supply model for the hard disk drive market to a toll processing program;

•	The ability to recover material cost increases in the market place;

•	The acquisition of a competitor by a financially sound third party;

•	The continued deterioration of the financial condition of the U.S. automotive market;

•	Energy cost increases;

•	The ability to attract and retain key employees; and

•	Other factors, risks and uncertainties identified in Part II, Item 7 of the Company’s Form 10-K/A, as filed with the Securities and Exchange Commission.

MSC undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact the Company’s financial condition or results of operations. Other sections of this Form 10-Q/A may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a competitive environment. New risks emerge from time to time and it is not always possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareowners should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K/A for the year ended February 28, 2005.

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

In connection with the preparation of the Company’s 2005 Annual Report on Form 10-K/A, as of February 28, 2005 (“Form 10-K/A”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management concluded that control deficiencies in its internal control over financial reporting as of February 28, 2005 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” The material weaknesses identified by management were disclosed in Item 9A of the Form 10-K/A which was filed with the SEC on January 6, 2006. Based on that evaluation, management concluded that the Company’s system of internal control over financial reporting was not effective as of February 28, 2005. As part of its evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period covered by this report, management has (i) identified no material weaknesses other than those described in the Form 10-K/A and (ii) evaluated whether the material weaknesses described above continue to exist. Although the Company believes that some progress has been made to address these material weaknesses, management has concluded that the material weaknesses disclosed in the Company’s Form 10-K/A continue to exist as of May 31, 2005. Therefore, management has also concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2005. In light of the material weaknesses which continue to exist as of May 31, 2005, management performed additional analysis and other post-closing procedures to ensure its condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. At the time the Company filed its original Quarterly Report on Form 10-Q for the first quarter of fiscal 2006, management believed that the financial statements were prepared in accordance with generally accepted accounting principles. Subsequent to such date, management initiated a remediation plan to correct the material weakness in the Company’s controls over the accounting for income taxes. In connection with this remediation, the Company engaged additional external tax advisors to assist in the accounting for income taxes. As a result of the procedures performed during this subsequent tax review, errors were discovered in the accounting for income taxes for fiscal years 2003 through 2005. The Company has restated these financial statements as well as the consolidated balance sheet as of May 31, 2005 to correct the errors.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q/A. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 and Item 9 of the Company’s Form 10-K/A for a more complete understanding of the matters covered by the certifications.

Changes in internal control over financial reporting. Management, with oversight from the Audit Committee, is working to address the material weaknesses disclosed in its Form 10-K/A and is committed to remediate the material weaknesses as expeditiously as possible. To this end, the Company has increased its accounting expertise by hiring a new Corporate Controller. Although the Company’s remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting: (i) are implemented and operational for a period of time; (ii) are tested; and (iii) management concludes that these controls are operating effectively.

MATERIAL SCIENCES CORPORATION

FORM 10-Q/A

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 6th day of January 2006.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer and Director

By:	/s/ Jeffrey J. Siemers
Jeffrey J. Siemers
Executive Vice President, Chief
Administrative and Financial Officer and Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q/A

For the Quarter Ended May 31, 2005

Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer