Form 10-Q
period 2005-08-31
MATERIAL SCIENCES CORP
filed 2006-01-09
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 3, 2006, there were 14,682,766 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended August 31, 2005

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Loss) (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share data)	2005	2004	2005	2004
Net Sales	$73,975	$62,208	$147,403	$132,395
Cost of Sales	60,961	49,270	119,315	104,377

Gross Profit	13,014	12,938	28,088	28,018
Selling, General and Administrative Expenses	9,154	9,547	18,005	18,616
Restructuring Expenses	52	544	248	2,211

Income from Operations	3,808	2,847	9,835	7,191

Other (Income) and Expense:
Interest Expense, Net	29	124	45	705
Equity in Results of Joint Venture	(65)	(35)	(118)	(72)
Loss on Early Retirement of Debt	—	—	—	4,205

Total Other (Income) Expense, Net	(36)	89	(73)	4,838

Income from Continuing Operations Before Provision for Income Taxes	3,844	2,758	9,908	2,353
Provision for Income Taxes	1,809	1,167	4,324	1,337

Income from Continuing Operations	2,035	1,591	5,584	1,016
Discontinued Operations:
Income (Loss) on Discontinued Operations - EMD (Net of Provision (Benefit) for Income Taxes of $156, $(573), $(330) and $(1,135), Respectively)	263	(886)	(530)	(1,748)
Loss on Sale of Discontinued Operations - EMD (Net of Benefit for Income Taxes of $898, $0, $898 and $0, Respectively)	(1,470)	—	(1,470)	—
Income (Loss) on Discontinued Operations - Pinole Point Steel (Net of Provision (Benefit) for Income Taxes of $35, $(77), $24 and $(88), Respectively)	57	(115)	40	(135)

Net Income (Loss)	$885	$590	$3,624	$(867)

Basic Net Income (Loss) Per Share:
Income from Continuing Operations	$0.14	$0.11	$0.38	$0.07
Income (Loss) on Discontinued Operations - EMD	0.02	(0.06)	(0.03)	(0.12)
Loss on Sale of Discontinued Operations - EMD	(0.10)	—	(0.10)	—
Income (Loss) on Discontinued Operations - Pinole Point Steel	—	(0.01)	—	(0.01)

Basic Net Income (Loss) Per Share	$0.06	$0.04	$0.25	$(0.06)

Diluted Net Income (Loss) Per Share:
Income from Continuing Operations	$0.14	$0.11	$0.38	$0.07
Income (Loss) on Discontinued Operations - EMD	0.02	(0.06)	(0.03)	(0.12)
Loss on Sale of Discontinued Operations - EMD	(0.10)	—	(0.10)	—
Income (Loss) on Discontinued Operations - Pinole Point Steel	—	(0.01)	—	(0.01)

Diluted Net Income (Loss) Per Share	$0.06	$0.04	$0.25	$(0.06)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,641	14,282	14,634	14,237
Dilutive Shares	52	74	45	39

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,693	14,356	14,679	14,276

Outstanding Common Stock Options Having No Dilutive Effect	140	369	140	369

The accompanying notes are an integral part of these statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	August 31, 2005	February 28, 2005
Assets:
Current Assets:
Cash and Cash Equivalents	$6,574	$1,774
Receivables, Less Reserves of $6,453 and $5,945, Respectively	35,220	39,713
Income Taxes Receivable	270	134
Prepaid Expenses	2,056	1,211
Inventories	49,488	41,541
Current Assets of Discontinued Operations - EMD	615	—
Deferred Income Taxes	2,784	2,727

Total Current Assets	97,007	87,100

Property, Plant and Equipment	226,206	224,388
Accumulated Depreciation and Amortization	(155,251)	(149,828)

Net Property, Plant and Equipment	70,955	74,560

Other Assets:
Investment in Joint Venture	1,958	1,694
Goodwill	1,319	1,319
Deferred Income Taxes	576	3,496
Other	681	1,058

Total Other Assets	4,534	7,567

Total Assets	$172,496	$169,227

Liabilities:
Current Liabilities:
Accounts Payable	$31,298	$25,938
Accrued Payroll Related Expenses	5,695	10,355
Accrued Expenses	4,582	5,753
Current Liabilities of Discontinued Operations - EMD	916	—
Current Liabilities of Discontinued Operations - Pinole Point Steel	360	366

Total Current Liabilities	42,851	42,412

Long-Term Liabilities:
Long-Term Debt, Less Current Portion	—	1,100
Other	9,328	9,473

Total Long-Term Liabilities	9,328	10,573

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	377	377
Additional Paid-In Capital	78,055	77,402
Treasury Stock at Cost	(46,528)	(46,528)
Retained Earnings	86,551	82,927
Accumulated Other Comprehensive Income	1,862	2,064

Total Shareowners’ Equity	120,317	116,242

Total Liabilities and Shareowners’ Equity	$172,496	$169,227

The accompanying notes are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Six Months Ended August 31,
(In thousands)	2005	2004
Cash Flows From:
Operating Activities:
Net Income (Loss)	$3,624	$(867)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	5,847	6,020
Provision / (Benefit) for Deferred Income Taxes	3,761	(103)
Loss on Sale of Discontinued Operations - EMD	1,470	—
Compensatory Effect of Stock Plans	203	122
Other, Net	(118)	162
Changes in Assets and Liabilities:
Receivables	3,961	6,890
Income Taxes Receivable	(136)	1
Prepaid Expenses	(858)	(1,143)
Inventories	(8,204)	(6,848)
Accounts Payable	5,402	1,673
Accrued Expenses	(6,539)	(2,784)
Liabilities of Discontinued Operations - Pinole Point Steel	(6)	108
Other, Net	212	43

Net Cash Provided by Operating Activities	8,619	3,274

Investing Activities:
Capital Expenditures	(3,165)	(2,506)
Change in Restricted Cash Related to Letters of Credit	—	3,357
Other	—	(77)

Net Cash Provided by (Used in) Investing Activities	(3,165)	774

Financing Activities:
Payments of Debt	(20,100)	(74,994)
Proceeds under Line of Credit	19,000	39,218
Issuance of Common Stock	450	910

Net Cash Used in Financing Activities	(650)	(34,866)

Effect of Exchange Rate Changes on Cash	(4)	—

Net Increase (Decrease) in Cash	4,800	(30,818)
Cash and Cash Equivalents at Beginning of Period	1,774	33,483

Cash and Cash Equivalents at End of Period	$6,574	$2,665

Supplemental Cash Flow Disclosures:
Interest Paid	$67	$1,500
Income Taxes Paid	395	81

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

(In thousands, except per share data)

The data for the three and six months ended August 31, 2005 and 2004 has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 28, 2005 filed with the Securities and Exchange Commission on January 9, 2006.

(1)	On June 20, 2005, the Company completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of its Electronic Materials and Devices Group (“EMD”) to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2,750 as well as approximately $825 of obligations related to certain cost sharing agreements between the Company and TST projected for the 18 months ending in November 2006. The Company no longer reports EMD as a separate segment, rather it reports EMD as a discontinued operation with all prior period results of operations set forth herein reclassified to reflect that presentation. The Company, however, has not reclassified prior period amounts in the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows.

The Company recorded a loss on the sale of EMD assets of $1,470 (or $0.10 per diluted common share), net of income tax benefit of $898, in the second quarter of fiscal 2006. The loss included approximately $2.1 million of severance and severance-related costs and $0.2 million in deal costs and asset write-offs, net of the cost sharing liabilities that were forgiven as part of the deal. The Company has paid approximately $1.4 million of the severance and severance-related costs as of August 31, 2005. The remaining $0.7 million is recorded as Current Liabilities of Discontinued Operations – EMD in the Condensed Consolidated Balance Sheet.

The Company recorded income of $263 and a loss of $530, net of income taxes, on discontinued operations for the three and six months ended August 31, 2005, respectively, compared to losses of $886 and $1,748, net of income taxes, for the same periods last year. The income in the second quarter of fiscal 2006 was due primarily to deferred income on a long-term contract that the Company was able to recognize upon the termination of that contract.

The following table shows the results of operations of EMD for the three and six months ended August 31, 2005 and 2004:

	Three Months Ending August 31,		Six Months Ending August 31,
	2005	2004	2005	2004
Net Sales	$737	$423	$1,132	$723
Gross Profit	673	220	890	405
SG&A and Other Expenses	254	1,679	1,750	3,288
Income (Loss) Before Income Taxes	419	(1,459)	(860)	(2,883)
Provision (Benefit) for Income Taxes	156	(573)	(330)	(1,135)
Income (Loss) on Discontinued Operations - EMD	$263	$(886)	$(530)	$(1,748)

(2)	In November 2000, a subsidiary of MSC formed a joint venture partnership with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. The Company includes its portion of Tekno’s results in the Condensed Consolidated Statements of Income (Loss) under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $65 and $118 for the three and six months ended August 31, 2005, respectively, compared to income of $35 and $72 for the comparable periods of fiscal 2005.

(3)	Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4)	Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,860,085 Shares Issued and 14,671,437 Shares Outstanding as of August 31, 2005 and 18,827,944 Shares Issued and 14,639,296 Shares Outstanding as of February 28, 2005.

(5)	Treasury Stock at Cost; 4,188,648 Shares as of August 31, 2005 and February 28, 2005. No share repurchase programs are in effect at this time.

(6)	Comprehensive Income (Loss):

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Net Income (Loss)	$885	$590	$3,624	$(867)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(174)	89	(202)	(85)

Comprehensive Income (Loss)	$711	$679	$3,422	$(952)

(7)	The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. There were no borrowings outstanding under the New Line as of August 31, 2005. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of August 31, 2005. At the Company’s option, interest is at the bank’s prime rate (6.5% as of August 31, 2005) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $83,326, on August 31, 2005. As of August 31, 2005, the Company was in compliance with all debt covenants. Subsequent to August 31, 2005, the Company was in violation of certain reporting covenants required under the New Line due solely to the failure to timely file and deliver this Quarterly Report on Form 10-Q for the period ended August 31, 2005. On December 14, 2005, the lenders under the New Line waived the Company’s breach of such reporting covenants. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

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

(8)	Inventories consist of the following:

	August 31, 2005	February 28, 2005
Raw Materials	$17,878	$17,904
Finished Goods	31,610	23,637

Total Inventories	$49,488	$41,541

(9)	Due to the concentration in the automotive industry, sales to individual automotive customers, including indirect sales, are significant. Sales to one end user of the Company’s acoustical solutions (DaimlerChrysler) accounted for approximately 12% and 14% of net sales during the three and six months ended August 31, 2005 compared to approximately 10% and 11% for the same periods last year. Sales to another end user of the Company’s acoustical solutions (General Motors) have increased to approximately 11% and 9% of net sales during the three and six months ended August 31, 2005 compared to less than 2% of net sales for the comparable periods of last year.

(10)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate potential impairment. The Company intends to perform its required annual impairment assessment during the fourth quarter of fiscal 2006.

Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Condensed Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the six months ended August 31, 2005.

(11)	The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Interest Expense	$39	$127	$70	$770
Interest Income	(10)	(3)	(25)	(65)

Interest Expense, Net	$29	$124	$45	$705

(12)	During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,211 during the first six months of fiscal 2005. A total of 93 employees were affected by this restructuring. Of the total amount recorded, $1,689 related to the Middletown closing ($727 in severance, $513 in severance-related expense and $449 in shut-down costs related to the closing of the facility) and $522 related to other restructuring actions ($335 in severance and $187 in severance-related expense). The Company recorded an additional $446 in restructuring expenses ($82 related to the Middletown closing and $364 in other restructuring actions) in fiscal 2005, subsequent to the end of the first six months, which affected an additional four employees. The Company also recorded $269 in expenses for these restructuring plans during the first six months of fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. During the first six months of fiscal 2006, $463 was paid related to these restructuring plans. A total of $108 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of August 31, 2005.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. The Company reduced these restructuring reserves by $21 during the first six months of fiscal 2006 based on a revision to the total amounts expected to be paid out for these plans. Cash of $80 was paid during the first six months of fiscal 2006 related to these restructuring plans. A total of $5 is recorded as Accrued Payroll Related Expenses and $24 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of August 31, 2005.

The Company recorded $142 in restructuring charges related to the disposition of the EMD assets during the first quarter of fiscal 2006. These charges have been reclassified to discontinued operations in the second quarter of fiscal 2006 (see Note 1 to the Condensed Consolidated Financial Statements). Consequently, they are excluded from the table below.

The restructuring reserve as of August 31, 2005 is presented in the chart below (which includes the fiscal 2004 and 2005 restructuring plans):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2005	$304	$128	$432
Restructuring Reserve Recorded During the Six Months Ended August 31, 2005	(51)	299	248
Cash Payments	(175)	(368)	(543)

Restructuring Reserve as of August 31, 2005	$78	$59	$137

(13)	MSC’s effective tax rate for continuing operations was 47.1% and 43.6%, respectively, for the three and six months ended August 31, 2005 compared to 42.3% and 56.8% for the same periods last year. The variance in the effective rate compared to the statutory rate for both fiscal 2006 and 2005 was due to valuation allowances for net operating losses (particularly related to our foreign subsidiary in Germany), state income taxes (including the effect of a change in Ohio tax law in the second quarter of fiscal 2006) and other permanent differences between book and tax income.

(14)	MSC has qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for its defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended August 31,
	2005	2004	2005	2004
Service Cost	$42	$41	$18	$17
Interest Cost	125	169	30	29
Expected Return on Plan Assets	(56)	(112)	(1)	(2)
Amortization of Net (Gain) or Loss	5	6	3	—
Amortization of Prior Service Cost	22	23	—	—
Amortization of Transition Obligation	1	1	—	—

Total Net Periodic Benefit Cost	$139	$128	$50	$44

	Pension Benefits		Other Benefits
	Six Months Ended August 31,
	2005	2004	2005	2004
Service Cost	$84	$82	$36	$34
Interest Cost	250	341	60	57
Expected Return on Plan Assets	(112)	(223)	(2)	(3)
Amortization of Net (Gain) or Loss	11	12	5	—
Amortization of Prior Service Cost	44	47	—	—
Amortization of Transition Obligation	2	2	—	—

Total Net Periodic Benefit Cost	$279	$261	$99	$88

MSC previously disclosed in its financial statements for the year ended February 28, 2005, that it expected to contribute $558 towards its qualified and nonqualified pension plans and $95 toward its postretirement benefit plans other than pensions in fiscal 2006. As of August 31, 2005, $343 of contributions/payments have been made toward the pension plans and no contributions/payments have been made to the other postretirement plans.

(15)	On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the net liabilities of the business. As of August 31, 2005, there were $360 in net liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel is reported as a discontinued operation, and the Condensed Consolidated Financial Statements have segregated the net liabilities and operating results of the business.

The Company recorded income on discontinued operations, net of income taxes, of $57 and $40 for the three and six months ended August 31, 2005, respectively, compared to losses on discontinued operations, net of income taxes, of $115 and $135 for the same periods last year. The gain in the current year is the result of the recovery of a previously written-off receivable balance partially offset by workers compensation expenses.

(16)	The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”), the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”), the Material Sciences Corporation Stock Option Plan for Non-Employee Directors (“1996 Directors Plan”), and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been as shown in the following pro forma amounts:

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Net Income (Loss):
As Reported	$885	$590	$3,624	$(867)
Add: Stock-Based Compensation Expense Included in Reported Net Income (Loss), Net of Income Taxes	84	68	126	74
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards, Net of Income Taxes	(91)	(301)	(140)	(501)

Pro Forma	$878	$357	$3,610	$(1,294)

Basic Net Income (Loss) Per Share:
As Reported	$0.06	$0.04	$0.25	$(0.06)

Pro Forma	$0.06	$0.02	$0.25	$(0.09)

Diluted Net Income (Loss) Per Share:
As Reported	$0.06	$0.04	$0.25	$(0.06)

Pro Forma	$0.06	$0.02	$0.25	$(0.09)

(17)	MSC operates in one segment based on how management views its business for evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical, coated metal and electronic applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems and enhance performance. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. MSC’s domestic and foreign sales are presented in the chart below.

	Three Months Ended August 31,		Six Months Ended August 31
	2005	2004	2005	2004
Net Sales
Net Sales – Domestic	$71,180	$59,651	$141,924	$127,380
Net Sales – Foreign	2,795	2,557	5,479	5,015

Total	$73,975	$62,208	$147,403	$132,395

(18)	In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which requires abnormal amounts of idle facility expense, handling costs and wasted material (spoilage) to be recognized as current period charges. In addition, it requires that allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facility. The provisions of this standard apply prospectively and are effective for the Company beginning March 1, 2006. The Company is currently evaluating the potential impact on the Company’s financial position, results of operations and cash flows.

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

(19)	MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a Superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) for the surface, soil and ground water contamination at this site.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRP’s (including the Company) to manage the remediation project. In late December 2005, the Company received an update indicating that the projected remediation costs would increase significantly due primarily to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed and increased oversight costs of the United States Environmental Protection Agency. Accordingly, the Company has treated the cost update as a change in estimate and has increased its reserves related to this matter by approximately $500 in the fiscal quarter ended August 31, 2005 to reflect the Company’s share of the increased remediation costs. This charge is recorded in Selling, General and Administrative expenses in the accompanying Condensed Consolidated Statement of Income. The estimated range of the Company’s remaining liability for this site is $990 to $1,030. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In November 2003, the Company received notice of a potential liability from the United States EPA regarding a Lake Calumet Cluster Site in Chicago, Illinois. The information regarding contributors to this site has been limited at this point in time. To date, the Company has been unable to estimate the liability for this site due to the early stage of the proceeding and the limited information that has been provided. The Company has reserved $25 for its share of the costs of the investigation phase of the remediation.

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove Village, Illinois (“Elk Grove Village”) facility. The Company has filed a response and performed stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicated the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line was in excess of the permit limit. To address that issue, the Company filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA granted. The Illinois EPA indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation would be referred to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company. On December 22, 2003, the Company received a notice from the office of the Illinois Attorney General of their intent to file an enforcement action regarding the alleged violations. The Illinois Attorney General filed a complaint on April 8, 2004. In response to a request from the Illinois EPA and the Attorney General, the Company performed additional stack tests on production lines that were not tested in 2002. The results from those tests indicated that one incinerator may be out of compliance, depending on the applicable test method. The Company made a submission to the Illinois EPA in August 2004 explaining why it believes the incinerator is in compliance. The Illinois EPA informed the Company in writing, in October 2004, that it accepts the rationale for use of the alternative test method, and agrees that the incinerator is currently in compliance. The Illinois Attorney General’s office informed the Company verbally that it also agrees that the plant is currently in compliance. In August 2005, MSC and the State of Illinois entered into a Consent Order whereby MSC agreed to pay a $188 civil penalty (for which the Company had accrued $250 in a prior period) to settle this issue. The Company reduced its accrual in the second quarter of fiscal 2006 and made this payment on September 12, 2005.

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

The Company’s environmental reserves were approximately $1,350 as of August 31, 2005. The Company does not believe the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial statements, given the reserves recorded as of August 31, 2005 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposure. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, was $1,350 to $1,800 as of August 31, 2005.

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

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K/A for the year ended February 28, 2005 (“Form 10-K/A”) filed in January 2006, as well as the Company’s other filings with the Securities and Exchange Commission.

Executive Summary

On June 20, 2005, Material Sciences Corporation (“MSC” or the “Company”) completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of its Electronic Materials and Devices Group (“EMD”) to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2,750 as well as approximately $825 of obligations related to certain cost sharing agreements between the Company and TST projected for the 18 months ending in November 2006.

The Company recorded a loss on the sale of EMD assets of $1,470 (or $0.10 per diluted common share), net of income tax benefit of $898, in the second quarter of fiscal 2006. The Company no longer reports EMD as a separate segment, rather it reports EMD as a discontinued operation with all prior period results of operations set forth herein reclassified to reflect that presentation. The Company, however, has not reclassified prior period amounts in the Condensed Consolidated Balance Sheets or the Consolidated Statement of Cash Flows.

The Company reports segment information based on how management views its business for evaluating performance and making operating decisions. For the periods discussed in this Item 2, MSC reports results on the basis of one business segment. MSC’s one segment focuses on providing material-based solutions for acoustical, coated metal and electronic applications. MSC’s acoustical material-based solutions consist of layers of metal and other materials used to manage noise and vibration for the automotive, lighting and appliance markets. MSC’s coated metal material-based solutions include coil coated and electrogalvanized (“EG”) products primarily used in the automotive, building and construction, appliance and lighting markets. MSC’s electronic material-based solutions consist primarily of coated metal and laminated noise and vibration reducing materials used in the electronics market.

As discussed in more detail in the Company’s Form 10-K/A, the general state of the principal industries in which the Company operates presents the following risks: overcapacity, pricing and availability of materials (including the recent rapid increases in energy costs), changes in market conditions, and shifts in the supply models of the Company’s products. Overcapacity in the coil coating industry continues to have an impact on pricing, facility utilization and the need for competitive terms of sale. The pricing of materials includes the cost of steel as well as, but not limited to, the cost of energy and the cost of petroleum-based products. In particular, Hurricanes Katrina and Rita and the flooding and other damage in the Gulf Coast region of the United States has limited the supply and distribution of oil and petroleum-based products, which has resulted in higher prices for these materials. As market conditions change and shifts in the supply model for certain products occur, the Company must adapt its pricing strategy accordingly. Consequently, changes in the supply model may affect the comparability of the revenues, operating margins and working capital for the fiscal periods presented.

The Company continues to focus on the execution of its action plan to: improve operating effectiveness; review the performance, direction and prospects of its remaining product offerings; and consider a range of alternatives with respect to such product offerings in order to achieve greater shareowner value. However, there can be no assurance that the exploration of alternatives will achieve such results.

During the fourth quarter of fiscal 2005, the Company completed the sale of the real estate associated with the Elk Grove Village facility idled in 2001. The Company ceased production at the Middletown facility location on June 30, 2004 and the assets are currently idled. The Company also entered into a business arrangement on June 30, 2004 related to the expansion of noise, vibration and harshness (“NVH”) solutions in Europe.

RESULTS OF OPERATIONS

A summary of the Company’s consolidated financial performance is as follows:

	Three Months Ended August 31,			Six Months Ended August 31,
	2005	2004	% Fav(Unfav) Variance	2005	2004	% Fav(Unfav) Variance
Net Sales	$73,975	$62,208	18.9%	$147,403	$132,395	11.3%

Gross Profit Margin	$13,014	$12,938	0.6%	$28,088	$28,018	0.2%
% of Net Sales	17.6%	20.8%		19.1%	21.2%

Selling, General and Administrative	$9,154	$9,547	4.1%	$18,005	$18,616	3.3%
% of Net Sales	12.4%	15.3%		12.2%	14.1%

Net sales for the three and six months ended August 31, 2005 increased 18.9% and 11.3% to $73,975 and $147,403, respectively, from $62,208 and $132,395 in the same periods last year.

“Other” sales listed in the various markets below include the Company’s less significant products as well as the net of effect of scrap sales, customer claims and returns and allowances. Scrap metal sales in the first half of fiscal 2006 were $564 lower than the comparable period of fiscal 2005 as the price of scrap metal decreased. Customer claim issues recorded during the first six months of fiscal 2006 increased $2,996 from the comparable period of fiscal 2005 primarily due to manufacturing issues that arose during the introduction of new products. The Company is working to resolve these production issues as expeditiously as possible.

Acoustical materials sales for the three and six months ended August 31, 2005 were $34,483 and $71,263, respectively compared to $25,249 and $53,797 in the comparable periods of last year. There were increased sales of body panel laminate (Quiet Steel®) and a continued acceptance of the Company’s NVH solutions as well as increased sales in the OE brake market. The increase in Quiet Steel® sales resulted from the introduction of this product into new vehicle models and an increase in the unit volume sales of these models. Sales in the OE brake market continued to grow as a result of the Company’s continued investment in technology for these products. These increases were partially offset by lower year-to-date sales of aftermarket brakes due to the high volume of shipments of a new brake shim in the first quarter of fiscal 2005. The following tables summarize variances within MSC’s acoustical material-based solutions which lead to the increase in net sales for the three and six months ended August 31, 2005:

Market	Net Sales for the Three Months Ended August 31,		$ Variance	% Variance
	2005	2004
Body Panel Laminate	$18,047	$8,611	$9,436	109.6%
Engine	5,694	5,745	(51)	(0.9)%
Aftermarket Brakes	5,872	5,303	569	10.7%
OE Brakes	4,914	4,697	217	4.6%
Other	(44)	893	(937)	(104.9)%

Total	$34,483	$25,249	$9,234	36.6%

Market	Net Sales for the Six Months Ended August 31,		$ Variance	% Variance
	2005	2004
Body Panel Laminate	$38,218	$19,815	$18,403	92.9%
Engine	11,944	11,864	80	0.7%
Aftermarket Brakes	10,751	11,482	(731)	(6.4)%
OE Brakes	9,953	8,955	998	11.1%
Other	397	1,681	(1,284)	(76.4)%

Total	$71,263	$53,797	$17,466	32.5%

Sales of coated metal materials for the three and six months ended August 31, 2005 were $37,217 and $71,378, respectively, compared to $32,539 and $68,803 in the same periods last year. Lower sales of electrogalvanizing materials, lighting materials, building products and other products were more than offset by a significant increase in gas tank sales The increase in gas tank sales is principally due to a change in the pricing model to a package basis from a toll basis whereby the cost of metal is now included in the sales price. The inclusion of the metal cost in the sales price increased sales for the three and six months ended August 31,

2005 by $4,532 and $10,435, respectively. The increase in the appliance/HVAC market sales was primarily due to new business for both new and existing customers. The decrease in building product sales was primarily due to lower overall customer demand in this market and the decision not to renew a contract for the production of a low-margin product. The decrease in EG sales is primarily due to the loss of a customer who exited this market. Sales of coated metal materials were also influenced by the closing of the Company’s Middletown facility in the summer of 2004. The closing of this facility decreased sales for the three and six months ended August 31, 2005 by $1,761 and $4,693, respectively. The following tables summarize the variances within MSC’s coated metal material-based solutions which lead to the increase in net sales for the three and six months ended August 31, 2005:

Market	Net Sales for the Three Months Ended August 31,		$ Variance	% Variance
	2005	2004
Appliance/HVAC	$13,348	$11,422	$1,926	16.9%
Gas Tank	10,179	1,808	8,371	463.0%
Building Products	7,313	8,510	(1,197)	(14.1)%
Body Panel EG	1,271	2,911	(1,640)	(56.3)%
Clutch Plate	1,403	1,078	325	30.1%
Swimming Pools	559	497	62	12.5%
Other Automotive	749	944	(195)	(20.7)%
Lighting	802	1,479	(677)	(45.8)%
Furniture/Fixtures	691	1,488	(797)	(53.6)%
Other	902	2,402	(1,500)	(62.4)%

Total	$37,217	$32,539	$4,678	14.4%

Market	Net Sales for the Six Months Ended August 31,		$ Variance	% Variance
	2005	2004
Appliance/HVAC	$24,065	$23,729	$336	1.4%
Gas Tank	17,306	3,944	13,362	338.8%
Building Products	13,919	17,700	(3,781)	(21.4)%
Body Panel EG	2,908	6,175	(3,267)	(52.9)%
Clutch Plate	2,851	2,611	240	9.2%
Swimming Pools	2,356	2,143	213	9.9%
Other Automotive	2,090	1,869	221	11.8%
Lighting	2,077	3,411	(1,334)	(39.1)%
Furniture/Fixtures	2,077	3,027	(950)	(31.4)%
Other	1,729	4,194	(2,465)	(58.8)%

Total	$71,378	$68,803	$2,575	3.7%

Sales of electronic-based materials for the three and six months ended August 31, 2005 were $2,275 and $4,762, respectively, compared to $4,420 and $9,795 in the comparable periods of fiscal 2005. The decrease was mainly due to the shift of the Company’s supply model for the hard disk drive market to a toll processing program (whereby the cost of metal is no longer reflected in the sales price). The change in supply model reduced sales for the three and six months ended August 31, 2005 by $2,600 and $5,732, respectively. The decrease in sales was partially offset by an increase in the volume of disk drive sales of 90% and 85% during the three and six months ended August 31, 2005, respectively, from the comparable periods of last year. The following tables summarize the variances within MSC’s electronic material-based solutions which lead to the decrease in net sales for the three and six months ended August 31, 2005:

Market	Net Sales for the Three Months Ended August 31,		$ Variance	% Variance
	2005	2004
Disk Drive	$1,706	$3,772	$(2,066)	(54.8)%
Other	569	648	(79)	(12.2)%

Total	$2,275	$4,420	$(2,145)	(48.5)%

Market	Net Sales for the Six Months Ended August 31,		$ Variance	% Variance
	2005	2004
Disk Drive	$3,424	$8,421	$(4,997)	(59.3)%
Other	1,338	1,374	(36)	(2.6)%

Total	$4,762	$9,795	$(5,033)	(51.4)%

MSC’s gross profit margin for the three and six months ended August 31, 2005 was $13,014 (17.6% of net sales) and $28,088 (19.1%), respectively, compared with $12,938 (20.8%) and $28,018 (21.2%) in the same periods last year. Although sales have increased, the gross margin dollars have remained at the same level and the gross margin percentage has decreased. Changes in the product mix and sales volume have increased the gross margin dollars by $2,217 and $3,874 million for the three and six months ended August 31, 2005, respectively, from the comparable periods last year with the majority of the increase due to volume increases in sales of body panel laminate products. The margins were negatively affected by an increase in customer claims ($1,368 and $2,996), an increase in inventory quality issues ($608 and $1,224), a decrease in scrap sales ($400 and $564) due to lower scrap prices and an increase in energy costs ($423 and $1,288) during the three and six months ended August 31, 2005 compared to the same periods of last year. The increase in customer claims, as previously discussed, was primarily due to manufacturing issues that arose during the production of new products, especially in the appliance market, which the Company is working diligently to correct. The Company was able to reduce its fixed production costs (mainly wages, incentives and health care costs) by $658 and $2,268 for the three and six months ended August 31, 2005 compared to the same periods last year. Facility utilization increased from 60% in the first six months of fiscal 2005 to 62% in the first six months of fiscal 2006. The Company continues to implement and accelerate an operational improvement plan that includes stronger supply chain management, Six Sigma and lean manufacturing to help offset the margin effects noted above.

SG&A expenses for the three and six months ended August 31, 2005 were $9,154 and $18,005, or 12.4% and 12.2% of net sales, respectively, compared with $9,547 and $18,616, or 15.3% and 14.1% of net sales, respectively, in the same periods last year. SG&A expenses include amounts previously reported as “Corporate” expenses since the Company is now operating as one business segment. The decrease in SG&A expenses resulted primarily from lower costs associated with incentive compensation ($1,410) partially offset by a slight increase in the continuing audit and assessment costs in complying with the rules and regulations related to Section 404 of the Sarbanes-Oxley Act of 2002 ($617 in the first six months of fiscal 2006 compared to $503 in the same period of fiscal 2005) and increased environmental reserves as discussed in Note 19 to the Condensed Consolidated Financial Statements.

In the first six months of fiscal 2005, MSC recorded $2,211 in restructuring expenses, primarily due to the closing of the Middletown facility. MSC recorded $248 of restructuring expenses in the first six months of fiscal 2006.

Restructuring

During the first fiscal quarter of 2005, the Company announced the closing of its Middletown coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,211 during the first six months of fiscal 2005. A total of 93 employees were affected by this restructuring. Of the total amount recorded, $1,689 related to the Middletown closing ($727 in severance, $513 in severance-related expenses and $449 in shut-down costs related to the closing of the facility) and $522 related to other restructuring actions ($335 in severance and $187 in severance-related expenses). The Company recorded an additional $446 in restructuring expenses ($82 related to the Middletown closing and $364 in other restructuring actions) in fiscal 2005, subsequent to the end of the first six months, which affected an additional four employees. The Company also recorded $269 in expenses for these restructuring plans during the first six months of fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. During the first six months of fiscal 2006, $463 was paid related to these restructuring plans. A total of $108 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of August 31, 2005.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation agreement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. The Company recorded additional restructuring charges of $143 in the first quarter of fiscal 2004. The Company reduced these restructuring reserves by $21 during the first six months of fiscal 2006 based on a revision to the total amounts expected to be paid out for these plans. A total of $80 was paid during the first six months of fiscal 2006 related to these plans. A total of $5 is recorded as Accrued Payroll Related Expenses and $24 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of August 31, 2005.

The Company recorded $142 in restructuring charges related to the disposition of the EMD assets during the first quarter of fiscal 2006. These charges have been reclassified to discontinued operations in the second quarter of fiscal 2006 (see Note 1 to the Condensed Consolidated Financial Statements). Consequently, they are excluded from the table below.

The restructuring reserve as of August 31, 2005 is presented in the chart below (which includes the 2004 and 2005 restructuring plans):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2005	$304	$128	$432
Restructuring Reserve Recorded During the Six Months Ended August 31, 2005	(51)	299	248
Cash Payments	(175)	(368)	(543)

Restructuring Reserve as of August 31, 2005	$78	$59	$137

Total Other (Income) and Expense, Net

Total other income, net for the three and six months ended August 31, 2005 was $36 and $73, respectively, compared with $89 and $4,838 of expense in the same periods last year. The expense in fiscal 2005 was mainly due to a loss on the early retirement of debt of $4,205 which included a contractual prepayment penalty and the write-off of previously capitalized financing charges.

Income Taxes

MSC’s effective tax rate for continuing operations was 47.1% and 43.6%, respectively, for the three and six months ended August 31, 2005 compared to 42.3% and 56.8% for the same periods last year. The variance in the effective tax rate compared to the statutory rate for both fiscal 2006 and 2005 was due to valuation allowances for net operating losses (particularly related to our foreign subsidiary in Germany), state income taxes (including the effect of a change in Ohio tax law in the second quarter of fiscal 2006) and other permanent differences between book and tax income.

RESULTS OF DISCONTINUED OPERATIONS

Electronic Materials and Devices Group

On June 20, 2005, the Company completed the sale of substantially all of the assets of its EMD business. The Company is now reporting EMD as a discontinued operation and all prior period results of operations have been reclassified to reflect that presentation. Since the assets, liabilities and cash flows of EMD are insignificant to the Company’s consolidated balance sheets and cash flows, the Company has elected not to reclassify prior period amounts in the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows. The Company is in the process of settling the net assets and liabilities of the business including accounts receivable, inventories and severance-related liabilities among other items.

The Company recorded income of $263 ($.02 per diluted share), net of income taxes, and a loss of $530 ($.03 per diluted share), net of income taxes, on discontinued operations for the three and six months ended August 31, 2005 compared to a loss on discontinued operations of $886 ($.06 per diluted share), net of income taxes, and $1,748 ($.12 per diluted share), net of income taxes, for the same periods last year. The gain in the second quarter of fiscal 2006 was primarily due to deferred income on a long-term contract that the Company was able to recognize upon the termination of that contract.

The following table shows the results of operations of EMD for the three and six months ended August 31, 2005 and 2004:

	Three Months Ending August 31,		Six Months Ending August 31,
	2005	2004	2005	2004
Net Sales	$737	$423	$1,132	$723
Gross Profit	673	220	890	405
SG&A and Other Expenses	254	1,679	1,750	3,288
Income (Loss) Before Income Taxes	419	(1,459)	(860)	(2,883)
Provision (Benefit) for Income Taxes	156	(573)	(330)	(1,135)
Income (Loss) on Discontinued Operations – EMD	$263	$(886)	$(530)	$(1,748)

The Company also recorded a loss on the sale of EMD assets of $1,470 (or $.10 per diluted common share), net of income tax benefit of $898, in the second quarter of fiscal 2006. The loss included approximately $2.1 million of severance and severance-related costs and $0.2 million in deal costs and asset write-offs, net of the cost-sharing liabilities that were forgiven as part of the deal.

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. Since such date, the Company continues to settle the net liabilities of the business. The Company recorded income on discontinued operations, net of income taxes, of $57 and $40 for the three and six months ended August 31, 2005, respectively, compared to a loss on discontinued operations, net of income taxes, of $115 and $135 for the same periods last year. The income in the current year is the result of the recovery of a previously written off receivable balance partially offset by workers compensation expenses. As of August 31, 2005, there were $360 in net liabilities remaining. The remaining net liabilities primarily relate to workers compensation exposure not assumed by Grupo IMSA S.A. de C.V. Since such date, the Pinole Point Steel business has been reported as a discontinued operation.

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

During the first six months of fiscal 2006, MSC generated $8,619 of cash from operating activities. The generation of cash was due primarily to net income plus depreciation and amortization, increased accounts payable balances, strong collection of receivables and an increase in deferred tax assets. This positive cash flow was partially offset by a significant increase in inventory and a decrease in accrued expenses. The increase in inventory was due primarily to the Company purchasing steel at prices deemed favorable as well as increased production. The increase in accounts payable was due primarily to liabilities for those steel inventory purchases. The decrease in accrued expenses primarily relates to the payment of accrued incentive compensation. The Company generated $3,274 of cash from operating activities in the first six months of fiscal 2005. The generation of cash was due primarily to collection of accounts receivable partially offset by increases in raw materials in an attempt to address metal availability and pricing issues and the payment of the contractual prepayment penalty on the 1998 Senior Notes.

In the first six months of fiscal 2006, MSC invested $3,165 in capital improvement projects, compared to $2,506 in the same period last year. The Company received $3,357 in proceeds from the release of restricted cash in the first quarter of fiscal 2005 due to the cancellation of letters of credit that were no longer required. The Company has no restricted cash in fiscal 2006.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. There were no borrowings outstanding under the New Line as of August 31, 2005. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of August 31, 2005. At the Company’s option, interest is at the bank’s prime rate (6.5% as of August 31, 2005) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $83,326, on August 31, 2005. As of August 31, 2005, the Company was in compliance with all debt covenants. Subsequent to August 31, 2005, the Company was in violation of certain reporting covenants required under the New Line due solely to the failure to timely file and deliver this Quarterly Report on Form 10-Q for the period ended August 31, 2005. On December 14, 2005, the lenders under the New Line waived the Company’s breach of such reporting covenants. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

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

The Company is party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, is $1,350 to $1,800 as of August 31, 2005. Refer to Note 19 for additional information.

Contractual Obligations

The only material changes to the contractual obligations table, outside the ordinary course of business, presented in the Company’s Form 10-K/A were that the Company had no long-term debt as of August 31, 2005 and the minimum royalty payments were forgiven as part of the sale of the EMD assets.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, goodwill, income taxes, environmental reserves and defined benefit retirement plans. Details regarding the Company’s application of these policies and the related estimates are described fully in MSC’s Form 10-K/A filed with the Securities and Exchange Commission in January 2006. There have been no material changes to the Company’s critical accounting policies that affected MSC’s financial condition or results of operations in the first six months of fiscal 2006.

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

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Domestic and foreign competition for both acoustical and coated metal applications;

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations;

•	The Company’s ability to satisfy in a timely manner the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted under them;

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America, Europe and Asia;

•	Proceeds and potential impact from the potential sale or closing of facilities or other assets;

•	Increases in the prices as well as availability of raw and other material inputs used by the Company, especially steel and energy;

•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;

•	The risk of the successful development, introduction and marketing of new products and technologies;

•	Facility utilization and product mix at the Company’s facilities;

•	Realization of the tax credit carryforward generated from the sale of Pinole Point Steel and other net operating loss carryforwards;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations;

•	Expected results of operations from foreign operations;

•	The ability to recover material cost increases in the market place;

•	The acquisition of a competitor by a financially sound third party;

•	The continued deterioration of the financial condition of the U.S. automotive market;

•	Effect of Hurricanes Katrina and Rita on the U.S. economy and the cost and availability of materials;

•	The ability to attract and retain key employees; and

•	Other factors, risks and uncertainties identified in Part II, Item 7 of the Company’s Form 10-K/A, as filed with the Securities and Exchange Commission.

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

In connection with the preparation of the Company’s 2005 Annual Report on Form 10-K/A as filed with the SEC on January 9, 2006, as of February 28, 2005 (“Form 10-K/A”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management concluded that control deficiencies in its internal control over financial reporting as of February 28, 2005 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” The material weaknesses identified by management were disclosed in Item 9A of the Form 10-K/A. Based on that evaluation, management concluded that the Company’s system of internal control over financial reporting was not effective as of February 28, 2005. As part of its evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period covered by this report, management has (i) identified no material weaknesses other than those described in the Form 10-K/A and (ii) evaluated whether the material weaknesses described above continue to exist. Although the Company believes that progress has been made to address these material weaknesses, management has concluded that the material weaknesses disclosed in the Company’s Form 10-K/A continue to exist as of August 31, 2005. Therefore, management has also concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2005. In light of the material weaknesses which continue to exist as of August 31, 2005, management performed additional analysis and other post-closing procedures to ensure its condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles.

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

Changes in internal control over financial reporting. Management, with oversight from the Audit Committee, continues to focus on timely addressing the material weaknesses disclosed in its Form 10-K/A and is committed to remediate the material weaknesses as expeditiously as possible. To this end, the Company continues to improve the number and qualifications of its accounting staff. Although the Company’s remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting: (i) are implemented and operational for a period of time; (ii) are tested; and (iii) management concludes that these controls are operating effectively.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2005

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on August 18, 2005. An aggregate of 14,074,366 shares of Common Stock, or 96.13% of the Company’s outstanding shares, were represented at the meeting either in person or by voting proxy and, accordingly, a quorum was present for the meeting. The following proposals were adopted by a majority of the shares voting for each proposal as follows:

Proposal One: Election of the following seven directors to serve until the annual meeting in 2006:

NOMINEE	FOR	%	WITHHELD	%
Avrum Gray	13,835,091	98.30%	239,275	1.70%
Frank L. Hohmann III	13,839,654	98.33%	234,712	1.67%
Dr. Ronald A. Mitsch	14,036,739	99.73%	37,627	0.27%
John P. Reilly	14,038,046	99.74%	36,320	0.26%
John D. Roach	13,836,945	98.31%	237,421	1.69%
Curtis G. Solsvig III	14,038,546	99.75%	35,820	0.25%
Ronald L. Stewart	14,037,369	99.74%	36,997	0.26%

Proposal Two: Approval of the 2005 Long-Term Incentive Plan. The 2005 Long-Term Incentive Plan was approved with 11,918,872 votes cast for, 73,271 votes cast against, 886,999 votes abstaining and 1,195,224 broker non-votes.

Proposal Three: Ratification of Deloitte & Touche LLP as the Company’s independent, registered public accounting firm for the fiscal year ending February 28, 2006. Deloitte & Touche LLP was ratified as the Company’s independent, registered public accounting firm with 14,058,882 votes cast for, 10,481 votes cast against and 5,002 votes abstaining.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 9th day of January 2006.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer and Director

By:	/s/ Jeffrey J. Siemers
Jeffrey J. Siemers
Executive Vice President, Chief
Administrative and Financial Officer and Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2005

Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer