Form 10-Q
period 2005-11-30
MATERIAL SCIENCES CORP
filed 2006-01-09
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended November 30, 2005

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net Sales	$74,836	$66,991	$222,239	$199,386
Cost of Sales	61,741	52,131	181,056	156,508

Gross Profit	13,095	14,860	41,183	42,878
Selling, General and Administrative Expenses	9,357	8,587	27,362	27,203
Restructuring Expenses	—	439	248	2,650

Income from Operations	3,738	5,834	13,573	13,025

Other (Income) and Expense:
Interest (Income) Expense, Net	(37)	101	8	806
Equity in Results of Joint Venture	(53)	(49)	(171)	(121)
Loss on Early Retirement of Debt	—	—	—	4,205

Total Other (Income) Expense, Net	(90)	52	(163)	4,890

Income from Continuing Operations Before Provision for Income Taxes	3,828	5,782	13,736	8,135
Provision for Income Taxes	1,548	2,426	5,872	3,763

Income from Continuing Operations	2,280	3,356	7,864	4,372
Discontinued Operations:
Loss on Discontinued Operations - EMD (Net of Benefit for Income Taxes of $5, $549, $335 and $1,684, Respectively)	(8)	(848)	(538)	(2,596)
Loss on Sale of Discontinued Operations - EMD (Net of Benefit for Income Taxes of $0, $0, $898 and $0, Respectively)	—	—	(1,470)	—
Income (Loss) on Discontinued Operations - Pinole Point Steel (Net of Provision (Benefit) for Income Taxes of $(17), $(44), $7 and $(132), Respectively)	(27)	(70)	13	(205)

Net Income	$2,245	$2,438	$5,869	$1,571

Basic Net Income Per Share:
Income from Continuing Operations	$0.16	$0.23	$0.54	$0.31
Loss on Discontinued Operations - EMD	—	(0.06)	(0.04)	(0.19)
Loss on Sale of Discontinued Operations - EMD	—	—	(0.10)	—
Loss on Discontinued Operations - Pinole Point Steel	(0.01)	—	—	(0.01)

Basic Net Income Per Share	$0.15	$0.17	$0.40	$0.11

Diluted Net Income Per Share:
Income from Continuing Operations	$0.16	$0.23	$0.54	$0.30
Loss on Discontinued Operations - EMD	—	(0.06)	(0.04)	(0.18)
Loss on Sale of Discontinued Operations - EMD	—	—	(0.10)	—
Loss on Discontinued Operations - Pinole Point Steel	(0.01)	—	—	(0.01)

Diluted Net Income Per Share	$0.15	$0.17	$0.40	$0.11

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income Per Share	14,672	14,363	14,646	14,281
Dilutive Shares	33	85	33	54

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,705	14,448	14,679	14,335

Outstanding Common Stock Options Having No Dilutive Effect	77	307	77	307

The accompanying notes are an integral part of these statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	November 30, 2005	February 28, 2005
Assets:
Current Assets:
Cash and Cash Equivalents	$13,228	$1,774
Receivables, Less Reserves of $6,980 and $5,945, Respectively	38,472	39,713
Income Taxes Receivable	270	134
Prepaid Expenses	2,148	1,211
Inventories	43,645	41,541
Current Assets of Discontinued Operations - EMD	116	—
Deferred Income Taxes	2,784	2,727

Total Current Assets	100,663	87,100

Property, Plant and Equipment	228,946	224,388
Accumulated Depreciation and Amortization	(157,572)	(149,828)

Net Property, Plant and Equipment	71,374	74,560

Other Assets:
Investment in Joint Venture	2,088	1,694
Goodwill	1,319	1,319
Deferred Income Taxes	1,982	3,496
Other	667	1,058

Total Other Assets	6,056	7,567

Total Assets	$178,093	$169,227

Liabilities:
Current Liabilities:
Accounts Payable	$35,314	$25,938
Accrued Payroll Related Expenses	5,830	10,355
Accrued Expenses	4,548	5,753
Current Liabilities of Discontinued Operations - EMD	596	—
Current Liabilities of Discontinued Operations - Pinole Point Steel	365	366

Total Current Liabilities	46,653	42,412

Long-Term Liabilities:
Long-Term Debt, Less Current Portion	—	1,100
Other	9,072	9,473

Total Long-Term Liabilities	9,072	10,573

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	377	377
Additional Paid-In Capital	77,938	77,402
Treasury Stock at Cost	(46,528)	(46,528)
Retained Earnings	88,796	82,927
Accumulated Other Comprehensive Income	1,785	2,064

Total Shareowners’ Equity	122,368	116,242

Total Liabilities and Shareowners’ Equity	$178,093	$169,227

The accompanying notes are an integral part of these statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Nine Months Ended November 30,
(In thousands)	2005	2004
Cash Flows From:
Operating Activities:
Net Income	$5,869	$1,571
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,627	9,040
Provision / (Benefit) for Deferred Income Taxes	2,355	1,654
Loss on Sale of Discontinued Operations - EMD	1,470	—
Compensatory Effect of Stock Plans	(67)	179
(Gain) Loss on Disposal of Asset	56	(409)
Other, Net	(171)	183
Changes in Assets and Liabilities:
Receivables	652	(1,154)
Income Taxes Receivable	(136)	1
Prepaid Expenses	(954)	(546)
Inventories	(2,451)	(8,923)
Accounts Payable	9,433	3,732
Accrued Expenses	(6,407)	(2,606)
Assets of Discontinued Operations	499	—
Liabilities of Discontinued Operations	(321)	36
Other, Net	(50)	62

Net Cash Provided by Operating Activities	18,404	2,820

Investing Activities:
Capital Expenditures	(6,507)	(4,098)
Proceeds from Sale of Asset	—	1,137
Change in Restricted Cash Related to Letters of Credit	—	3,357
Other	—	(113)

Net Cash Provided by (Used in) Investing Activities	(6,507)	283

Financing Activities:
Payments of Debt	(20,100)	(97,162)
Proceeds under Line of Credit	19,000	60,218
Issuance of Common Stock	603	2,487

Net Cash Used in Financing Activities	(497)	(34,457)

Effect of Exchange Rate Changes on Cash	54	—

Net Increase (Decrease) in Cash	11,454	(31,354)
Cash and Cash Equivalents at Beginning of Period	1,774	33,483

Cash and Cash Equivalents at End of Period	$13,228	$2,129

Supplemental Cash Flow Disclosures:
Interest Paid	$91	$1,608
Income Taxes Paid	3,328	89

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

(In thousands, except per share data)

The data for the three and nine months ended November 30, 2005 and 2004 has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended February 28, 2005 filed in January 2006.

(1)	On June 20, 2005, the Company completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of its Electronic Materials and Devices Group (“EMD”) to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2,750 as well as approximately $825 of obligations related to certain cost sharing agreements between the Company and TST projected for the 18 months ending in November 2006. The Company no longer reports EMD as a separate segment, rather it reports EMD as a discontinued operation with all prior period results of operations set forth herein reclassified to reflect that presentation. The Company, however, has not reclassified prior period amounts in the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Cash Flows.

The Company recorded a loss on the sale of EMD assets of $1,470 (or $0.10 per diluted common share), net of income tax benefit of $898, in the second quarter of fiscal 2006. The loss included approximately $2.1 million of severance and severance-related costs and $0.2 million in deal costs and asset write-offs, net of the cost sharing liabilities that were forgiven as part of the deal. The Company has paid approximately $1.5 million of the severance and severance-related costs as of November 30, 2005. The remaining $0.6 million is recorded as Current Liabilities of Discontinued Operations – EMD in the Condensed Consolidated Balance Sheet.

The Company recorded losses of $8 and $538, net of income taxes, on discontinued operations for the three and nine months ended November 30, 2005, respectively, compared to losses of $848 and $2,596, net of income taxes, for the same periods last year.

The following table shows the results of operations of EMD for the three and nine months ended November 30, 2005 and 2004:

	Three Months Ending November 30,		Nine Months Ending November 30,
	2005	2004	2005	2004
Net Sales	$—	$372	$1,132	$1,095
Gross Profit	—	235	890	640
SG&A and Other Expenses	13	1,632	1,763	4,920
Loss Before Income Taxes	(13)	(1,397)	(873)	(4,280)
Benefit for Income Taxes	(5)	(549)	(335)	(1,684)
Loss on Discontinued Operations - EMD	$(8)	$(848)	$(538)	$(2,596)

(2)	In November 2000, a subsidiary of MSC formed a joint venture partnership with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. The Company includes its portion of Tekno’s results in the Condensed Consolidated Statements of Income under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $53 and $171 for the three and nine months ended November 30, 2005, respectively, compared to income of $49 and $121 for the comparable periods of fiscal 2005.

(3)	Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4)	Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,871,414 Shares Issued and 14,682,766 Shares Outstanding as of November 30, 2005 and 18,827,944 Shares Issued and 14,639,296 Shares Outstanding as of February 28, 2005.

(5)	Treasury Stock at Cost; 4,188,648 Shares as of November 30, 2005 and February 28, 2005. No share repurchase programs are in effect at this time.

(6)	Comprehensive Income:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Net Income	$2,245	$2,438	$5,869	$1,571
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(77)	441	(279)	356

Comprehensive Income	$2,168	$2,879	$5,590	$1,927

(7)	The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. There were no borrowings outstanding under the New Line as of November 30, 2005. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of November 30, 2005. At the Company’s option, interest is at the bank’s prime rate (7.0% as of

November 30, 2005) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $84,449, on November 30, 2005. As of November 30, 2005, the Company was in violation of certain reporting covenants required under the New Line due solely to the failure to timely file and deliver the Quarterly Report on Form 10-Q for the period ended August 31, 2005. On December 14, 2005, the lenders under the New Line waived the Company’s breach of such reporting covenants. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

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

(8)	Inventories consist of the following:

	November 30, 2005	February 28, 2005
Raw Materials	$16,701	$17,904
Finished Goods	26,944	23,637

Total Inventories	$43,645	$41,541

(9)	Due to the concentration in the automotive industry, sales to individual automotive customers, including indirect sales, are significant. Sales to one end user of the Company’s acoustical solutions (DaimlerChrysler) accounted for approximately 14.9% and 14.5% of net sales during the three and nine months ended November 30, 2005 compared to approximately 12.3% and 11.3% for the same periods last year. Sales to another end user of the Company’s acoustical solutions (General Motors) have increased to approximately 14.1% and 11.0% of net sales during the three and nine months ended November 30, 2005 compared to 5.7% and 2.7% of net sales for the comparable periods of last year.

(10)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate potential impairment. The Company intends to perform its required annual impairment assessment during the fourth quarter of fiscal 2006.

Apart from goodwill, the Company has no other material, identified intangible assets resulting from acquisitions recorded on the Condensed Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the nine months ended November 30, 2005.

(11)	The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Interest Expense	$24	$103	$94	$873
Interest Income	(61)	(2)	(86)	(67)

Interest (Income)Expense, Net	$(37)	$101	$8	$806

(12)	During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,650 during the first nine months of fiscal 2005. A total of 97 employees were affected by this restructuring. Of the total amount recorded, $1,763 related to the Middletown closing ($748 in severance, $566 in severance-related expense and $449 in shut-down costs related to the closing of the facility) and $887 related to other restructuring actions ($617 in severance and $270 in severance-related expense). The Company recorded an additional $7 in restructuring expenses in fiscal 2005, subsequent to the end of the first nine months. The Company also recorded $269 in expenses for these restructuring plans during the first nine months of fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. During the first nine months of fiscal 2006, $514 was paid related to these restructuring plans. A total of $57 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of November 30, 2005.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. The Company reduced these restructuring reserves by $21 during the first nine months of fiscal 2006 based on a revision to the total amounts expected to be paid out for these plans. Cash of $81 was paid during the first nine months of fiscal 2006 related to these restructuring plans. A total of $5 is recorded as Accrued Expenses and $23 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of November 30, 2005.

The Company recorded $142 in restructuring charges related to the disposition of the EMD assets during the first quarter of fiscal 2006. These charges have been reclassified to discontinued operations in the second quarter of fiscal 2006 (see Note 1 to the Condensed Consolidated Financial Statements). Consequently, they are excluded from the table below.

The restructuring reserve as of November 30, 2005 is presented in the chart below (which includes the fiscal 2004 and 2005 restructuring plans):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2005	$304	$128	$432
Restructuring Reserve Recorded During the Nine Months Ended November 30, 2005	(51)	299	248
Cash Payments	(223)	(372)	(595)

Restructuring Reserve as of November 30, 2005	$30	$55	$85

(13)	MSC’s effective tax rate for continuing operations was 40.4% and 42.7%, respectively, for the three and nine months ended November 30, 2005 compared to 42.0% and 46.3% for the same periods last year. The variance in the effective rate compared to the statutory rate for both fiscal 2006 and 2005 was due to valuation allowances for net operating losses (particularly related to our foreign subsidiary in Germany), state income taxes (including the effect of a change in Ohio tax law in the second quarter of fiscal 2006) and other differences between book and tax income.

(14)	MSC has qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for its defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended November 30,
	2005	2004	2005	2004
Service Cost	$42	$41	$18	$17
Interest Cost	125	169	30	29
Expected Return on Plan Assets	(56)	(112)	(1)	(2)
Amortization of Net (Gain) or Loss	6	6	2	—
Amortization of Prior Service Cost	22	23	—	—
Amortization of Transition Obligation	1	1	—	—

Total Net Periodic Benefit Cost	$140	$128	$49	$44

	Pension Benefits		Other Benefits
	Nine Months Ended November 30,
	2005	2004	2005	2004
Service Cost	$126	$123	$54	$51
Interest Cost	375	510	90	86
Expected Return on Plan Assets	(168)	(335)	(3)	(5)
Amortization of Net (Gain) or Loss	17	18	7	—
Amortization of Prior Service Cost	66	70	—	—
Amortization of Transition Obligation	3	3	—	—

Total Net Periodic Benefit Cost	$419	$389	$148	$132

MSC previously disclosed in its financial statements for the year ended February 28, 2005, that it expected to contribute $558 towards its qualified and nonqualified pension plans and $95 toward its postretirement benefit plans other than pensions in fiscal 2006. Based on revised estimates, MSC now expects to contribute approximately $750 toward its qualified and non-qualified pension plans and $155 toward its other postretirement benefit plan in fiscal 2006. As of November 30, 2005, $550 of contributions/payments have been made toward its qualified and non-qualified pension plans and $115 toward its other postretirement benefit plan.

(15)	On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company is in the process of settling the current liabilities of the business. As of November 30, 2005, there were $365 in current liabilities remaining. The net liabilities consist primarily of accrued expenses not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel is reported as a discontinued operation, and the Condensed Consolidated Financial Statements have segregated the net liabilities and operating results of the business.

The Company recorded a loss on discontinued operations, net of income taxes, of $27 and income on discontinued operations, net of taxes, of $13 for the three and nine months ended November 30, 2005, compared to losses on discontinued operations, net of income taxes, of $70 and $205, respectively, for the same periods last year. The gain in the current year is the result of the recovery of a previously written-off receivable balance partially offset by workers compensation expenses.

(16)	The Company has four stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”), the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”), the Material Sciences Corporation Stock Option Plan for Non-Employee Directors (“1996 Directors Plan”), and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income and basic and diluted net income per share would have been as shown in the following pro forma amounts:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Net Income:
As Reported	$2,245	$2,438	$5,869	$1,571
Add: Stock-Based Compensation Expense (Income) Included in Reported Net Income, Net of Income Taxes	(167)	34	(41)	109
Deduct: Total Stock-Based Employee Compensation (Expense) Income as Determined Under Fair Value Based Method for All Awards, Net of Income Taxes	166	(267)	26	(725)

Pro Forma	$2,244	$2,205	$5,854	$955

Basic Net Income Per Share:
As Reported	$0.15	$0.17	$0.40	$0.11

Pro Forma	$0.15	$0.15	$0.40	$0.07

Diluted Net Income Per Share:
As Reported	$0.15	$0.17	$0.40	$0.11

Pro Forma	$0.15	$0.15	$0.40	$0.07

The net income reported for the three and nine months ended November 30, 2005 includes a reduction of expense of $167 and $41, respectively, net of income taxes, for expenses related to the Company’s restricted stock plans. The net income reported for the three and nine months ended November 30, 2004 includes restricted stock expense, net of income taxes, of $34 and $109, respectively.

(17)	MSC operates in one segment based on how management views its business for evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical, coated metal and electronic applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems and enhance performance. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, lighting and appliance markets. MSC’s domestic and foreign sales are presented in the chart below.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Net Sales
Net Sales – Domestic	$71,737	$64,075	$213,661	$191,455
Net Sales – Foreign	3,099	2,916	8,578	7,931

Total	$74,836	$66,991	$222,239	$199,386

(18)	In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which requires abnormal amounts of idle facility expense, handling costs and wasted material (spoilage) to be recognized as current period charges. In addition, it requires that allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facility. The provisions of this standard apply prospectively and are effective for the Company beginning March 1, 2006. The Company is currently evaluating the potential impact on the Company’s financial position, results of operations and cash flows.

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

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRP’s (including the Company) to manage the remediation project. In late December 2005, the Company received an update indicating that the projected remediation costs would increase significantly due primarily to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed and increased oversight costs of the United States Environmental Protection Agency. Accordingly, the Company has treated the cost update as a change in estimate and increased its reserves related to this matter by approximately $500 in the fiscal quarter ended August 31, 2005 to reflect the Company’s share of the increased remediation costs. This charge was recorded in Selling, General, and Administrative expenses in the accompanying Condensed Consolidated Statement of Income. The estimated range of the Company’s remaining liability for this site is $990 to $1,030 Remediation work is ongoing and MSC maintains a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

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

On February 27, 2002, the Company received a notice of alleged violations of environmental laws, regulations or permits from the Illinois EPA related to volatile organic matter (“VOM”) air emissions and other permitting issues at its Elk Grove

Village, Illinois (“Elk Grove Village”) facility. The Company filed a response and performed stack testing for one of its production lines (“Tested Line”) under the supervision of the Illinois EPA. Those stack test results, when considered with stack test results from the facility’s other production lines taken in the past, indicated the Company’s Elk Grove Village facility is in compliance with the overall VOM emission limitations in its Clean Air Act permit. However, the Company’s VOM coating application volume on its Tested Line was in excess of the permit limit. To address that issue, the Company filed a permit modification request to reflect the current VOM application rates on the facility’s production lines, which the Illinois EPA granted. The Illinois EPA indicated that resolution of the matters alleged in the February 27, 2002 Notice of Violation would be referred to the office of the Illinois Attorney General for potential enforcement action, which could lead to the imposition of penalties on the Company. On December 22, 2003, the Company received a notice from the office of the Illinois Attorney General of their intent to file an enforcement action regarding the alleged violations. The Illinois Attorney General filed a complaint on April 8, 2004. In response to a request from the Illinois EPA and the Attorney General, the Company performed additional stack tests on production lines that were not tested in 2002. The results from those tests indicated that one incinerator may be out of compliance, depending on the applicable test method. The Company made a submission to the Illinois EPA in August 2004 explaining why it believes the incinerator is in compliance. The Illinois EPA informed the Company in writing, in October 2004, that it accepts the rationale for use of the alternative test method, and agrees that the incinerator is currently in compliance. The Illinois Attorney General’s office informed the Company verbally that it also agrees that the plant is currently in compliance. In August 2005, MSC and the State of Illinois entered into a Consent Order whereby MSC agreed to pay a $188 civil penalty (for which the Company had accrued $250 in a prior period) to settle this issue. The Company reduced its accrual in the second quarter of fiscal 2006 and made this payment on September 12, 2005.

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

The Company’s environmental reserves were approximately $1,160 as of November 30, 2005. The Company does not believe the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial statements, given the reserves recorded as of November 30, 2005 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposure. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, is $1,160 to $1,600 as of November 30, 2005.

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

The Company recorded a loss on the sale of EMD assets of $1,470 (or $0.10 per diluted common share), net of income tax benefit of $898, in the second quarter of fiscal 2006. The Company no longer reports EMD as a separate segment, rather it reports EMD as a discontinued operation with all prior period results of operations set forth herein reclassified to reflect that presentation. The Company, however, has not reclassified prior period amounts in the Condensed Consolidated Balance Sheets or the Consolidated Statements of Cash Flows.

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

As discussed in more detail in the Company’s Form 10-K/A filed in January 2006, the general state of the principal industries in which the Company operates presents the following risks: overcapacity, pricing and availability of materials (including the recent rapid increases in energy costs), changes in market conditions, and shifts in the supply models of the Company’s products. Overcapacity in the coil coating industry continues to have an impact on pricing, facility utilization and the need for competitive terms of sale. The pricing of materials includes the cost of steel as well as, but not limited to, the cost of energy and the cost of petroleum-based products. In particular, Hurricanes Katrina and Rita and the flooding and other damage in the Gulf Coast region of the United States has limited the supply and distribution of oil and petroleum-based products, which has resulted in higher prices for these materials. As market conditions change and shifts in the supply model for certain products occur, the Company must adapt its pricing strategy accordingly. Consequently, changes in the supply model may affect the comparability of the revenues, operating margins and working capital for the fiscal periods presented.

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

RESULTS OF OPERATIONS

A summary of the Company’s consolidated financial performance is as follows:

	Three Months Ended November 30,			Nine Months Ended November 30,
	2005	2004	% Fav(Unfav) Variance	2005	2004	% Fav(Unfav) Variance
Net Sales	$74,836	$66,991	11.7%	$222,239	$199,386	11.5%

Gross Profit Margin	$13,095	$14,860	(11.9)%	$41,183	$42,878	(4.0)%
% of Net Sales	17.5%	22.2%		18.5%	21.5%

Selling, General and Administrative	$9,357	$8,587	(9.0)%	$27,362	$27,203	(0.06)%
% of Net Sales	12.5%	12.8%		12.3%	13.6%

Net sales for the three and nine months ended November 30, 2005 increased 11.7% and 11.5% to $74,836 and $222,239, respectively, from $66,991 and $199,386 in the same periods last year.

“Other” sales listed in the various markets below include the Company’s less significant products as well as the net impact of scrap sales, customer claims and returns and allowances. Scrap metal sales in the first nine months of fiscal 2006 were $1,513 lower than the comparable period of fiscal 2005 as the price of scrap metal decreased. Customer claim issues recorded during the first nine months of fiscal 2006 increased $3,357 from the comparable period of fiscal 2005 primarily due to manufacturing quality issues that arose in the production of new products. Management believes the majority of these production issues have been addressed and future customer claims will be closer to historical levels.

Acoustical materials sales for the three and nine months ended November 30, 2005 were $38,089 and $109,352, respectively compared to $28,968 and $82,765 in the comparable periods of last year. There were increased sales of body panel laminate (Quiet Steel®) and a continued acceptance of the Company’s NVH solutions as well as increased sales in the OE brake market. The increase in Quiet Steel® sales resulted from the introduction of this product into new vehicle models and an increase in the unit volume sales of these models. Sales in the OE brake market continued to grow as a result of the Company’s continued investment in technology for these products resulting in sales to new customers. These increases were partially offset by lower sales of aftermarket brakes due, in part, to the high volume of shipments of a new brake shim in the first quarter of fiscal 2005 that was not repeated in fiscal 2006. The decline in aftermarket brake sales in fiscal 2006 was also due, in part, to a softening of the market following the hurricanes in the Gulf region. The following tables summarize variances within MSC’s acoustical material-based solutions which lead to the increase in net sales for the three and nine months ended November 30, 2005:

	Net Sales for the Three Months Ended November 30,
Market	2005	2004	$ Variance	% Variance
Body Panel Laminate	$23,088	$14,871	$8,217	55.3%
Engine	6,471	5,453	1,018	18.7%
OE Brakes	5,728	4,061	1,667	41.4%
Aftermarket Brakes	2,868	3,458	(590)	(17.1)%
Other	(66)	1,125	(1,191)	(107.1)%

Total	$38,089	$28,968	$9,121	31.5%

	Net Sales for the Nine Months Ended November 30,
Market	2005	2004	$ Variance	% Variance
Body Panel Laminate	$61,306	$34,686	$26,620	76.7%
Engine	18,415	17,317	1,098	6.3%
OE Brakes	15,681	13,016	2,665	20.6%
Aftermarket Brakes	13,619	14,940	(1,321)	(8.8)%
Other	331	2,806	(2,475)	(88.7)%

Total	$109,352	$82,765	$26,587	32.1%

Sales of coated metal materials for the three and nine months ended November 30, 2005 were $34,483 and $105,861, respectively, compared to $32,338 and $101,141 in the same periods last year. Lower sales of electrogalvanized materials, lighting materials, building products and other products were more than offset by a significant increase in gas tank sales. The increase in gas tank sales is principally due to a change in the pricing model to a package basis from a toll basis whereby the cost of metal is now included in the sales price. The inclusion of the metal cost in the sales price increased sales for the three and nine months ended November 30, 2005 by $5,918 and $16,179, respectively. The increase in the appliance/HVAC market sales was primarily due to new business for both new and existing customers. The decrease in building product sales was primarily due to lower overall customer demand in this market and the decision not to renew a contract for the production of a low-margin product. The decrease in EG sales is primarily due to the loss of a customer who exited this market. Sales of coated metal materials were also influenced by the closing of the Company’s Middletown facility in the summer of 2004. The closing of this facility decreased sales for the three and nine months ended November 30, 2005 by $176 and $4,869, respectively. The following tables summarize the variances within MSC’s coated metal material-based solutions which lead to the increase in net sales for the three and nine months ended November 30, 2005:

	Net Sales for the Three Months Ended November 30,
Market	2005	2004	$ Variance	% Variance
Appliance/HVAC	$13,006	$11,721	$1,285	11.0%
Gas Tank	9,022	2,259	6,763	299.4%
Building Products	6,751	7,703	(952)	(12.4)%
Clutch Plate	1,416	1,612	(196)	(12.2)%
Body Panel EG	942	2,879	(1,937)	(67.3)%
Lighting	930	1,185	(255)	(21.5)%
Other Automotive	878	1,048	(170)	(16.2)%
Swimming Pools	585	1,022	(437)	(42.8)%
Furniture/Fixtures	564	1,101	(537)	(48.8)%
Other	389	1,808	(1,419)	(78.5)%

Total	$34,483	$32,338	$2,145	6.6%

	Net Sales for the Nine Months Ended November 30,
Market	2005	2004	$ Variance	% Variance
Appliance/HVAC	$37,071	$35,450	$1,621	4.6%
Gas Tank	26,328	6,203	20,125	324.4%
Building Products	20,670	25,403	(4,733)	(18.6)%
Clutch Plate	4,267	4,223	44	1.0%
Body Panel EG	3,850	9,054	(5,204)	(57.5)%
Lighting	3,007	4,596	(1,589)	(34.6)%
Other Automotive	2,968	2,917	51	1.7%
Swimming Pools	2,941	3,165	(224)	(7.1)%
Furniture/Fixtures	2,641	4,128	(1,487)	(36.0)%
Other	2,118	6,002	(3,884)	(64.7)%

Total	$105,861	$101,141	$4,720	4.7%

Sales of electronic-based materials for the three and nine months ended November 30, 2005 were $2,264 and $7,026, respectively, compared to $5,685 and $15,480 in the comparable periods of fiscal 2005. The decrease was mainly due to the shift of the Company’s supply model for the hard disk drive market to a toll processing program (whereby the cost of metal is no longer reflected in the sales price). The change in supply model reduced sales for the three and nine months ended November 30, 2005 by $3,167 and $8,898, respectively. The decrease in sales was partially offset by an increase in the volume of disk drive sales of 42% during the nine months ended November 30, 2005, from the comparable period of last year. The following tables summarize the variances within MSC’s electronic material-based solutions which lead to the decrease in net sales for the three and nine months ended November 30, 2005:

	Net Sales for the Three Months Ended November 30,
Market	2005	2004	$ Variance	% Variance
Disk Drive	$1,808	$5,107	$(3,299)	(64.6)%
Other	456	578	(122)	(21.1)%

Total	$2,264	$5,685	$(3,421)	(60.2)%

	Net Sales for the Nine Months Ended November 30,
Market	2005	2004	$ Variance	% Variance
Disk Drive	$5,232	$13,528	$(8,296)	(61.3)%
Other	1,794	1,952	(158)	(8.1)%

Total	$7,026	$15,480	$(8,454)	(54.6)%

MSC’s gross profit margin for the three and nine months ended November 30, 2005 was $13,095 (17.5% of net sales) and $41,183 (18.5%), respectively, compared with $14,860 (22.2%) and $42,878 (21.5%) in the same periods last year. Although sales have increased, the gross margin dollars and the gross margin percentage have decreased. Gross margin dollars were basically flat for the three months ended November 30, 2005 as it relates to changes in the product mix and sales volume compared to the same period last year. Changes in the product mix and sales volume have increased the gross margin dollars by $3,586 for the nine months ended November 30, 2005 from the comparable period last year with the majority of the increase due to volume increases in sales of body panel laminate products. The margins were negatively affected by an increase in customer claims ($361 and $3,357), an increase in inventory quality issues ($359 and $1,583), a decrease in scrap sales ($949 and $1,513) due to lower scrap prices and an increase in energy costs ($791 and $2,093) during the three and nine months ended November 30, 2005 compared to the same periods of last year. The increase in customer claims, as previously discussed, was primarily due to manufacturing issues that arose during the production of new products, especially in the appliance market, which the Company believes have been corrected. The Company was able to reduce production costs, mainly associated with wages, incentives and health care costs, by $744 and $3,154 for the three and nine months ended November 30, 2005 compared to the same periods last year. The Company continues to implement and accelerate an operational improvement plan that includes stronger supply chain management, Six Sigma and lean manufacturing to help offset the margin effects noted above.

SG&A expenses for the three and nine months ended November 30, 2005 were $9,357 and $27,362, or 12.5% and 12.3% of net sales, respectively, compared with $8,587 and $27,203, or 12.8% and 13.6% of net sales, respectively, in the same periods last year. SG&A expenses include amounts previously reported as “Corporate” expenses since the Company is now operating as one business segment. The increase in SG&A expenses in the third quarter resulted from higher professional fees associated with various projects including fees for tax consulting related to the amendment of the Company’s fiscal 2005 Form 10-K and first quarter fiscal 2006 Form 10-Q and the remediation of a material weakness in the accounting for income taxes. The continuing audit and assessment costs in complying with the rules and regulations related to Section 404 of the Sarbanes-Oxley Act of 2002 were $1,111 in the first nine months of fiscal 2006 compared to $844 in the same period of fiscal 2005.

In the first nine months of fiscal 2005, MSC recorded $2,650 in restructuring expenses, primarily due to the closing of the Middletown facility. MSC recorded $248 of restructuring expenses in the first nine months of fiscal 2006.

Restructuring

During the first fiscal quarter of 2005, the Company announced the closing of its Middletown coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,650 during the first nine months of fiscal 2005. A total of 97 employees were affected by this restructuring. Of the total amount recorded, $1,763 related to the Middletown closing ($748 in severance, $566 in severance-related expenses and $449 in shut-down costs related to the closing of the facility) and $887 related to other restructuring actions ($617 in severance and $270 in severance-related expenses). The Company recorded an additional $7 in restructuring expenses in fiscal 2005, subsequent to the end of the first nine months. The Company also recorded $269 in expenses for these restructuring plans during the first nine months of fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. During the first nine months of fiscal 2006, $514 was paid related to these restructuring plans. A total of $57 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of November 30, 2005.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation agreement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. The Company recorded additional restructuring charges of $143 in the first quarter of fiscal 2004. The Company reduced these restructuring reserves by $21 during the first nine months of fiscal 2006 based on a revision to the total amounts expected to be paid out for these plans. A total of $81 was paid during the first nine months of fiscal 2006 related to these plans. A total of $5 is recorded as Accrued Payroll Related Expenses and $23 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of November 30, 2005.

The Company recorded $142 in restructuring charges related to the disposition of the EMD assets during the first quarter of fiscal 2006. These charges have been reclassified to discontinued operations in the second quarter of fiscal 2006 (see Note 1 to the Condensed Consolidated Financial Statements). Consequently, they are excluded from the table below.

The restructuring reserve as of November 30, 2005 is presented in the chart below (which includes the 2004 and 2005 restructuring plans):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2005	$304	$128	$432
Restructuring Reserve Recorded During the Nine Months Ended November 30, 2005	(51)	299	248
Cash Payments	(223)	(372)	(595)

Restructuring Reserve as of November 30, 2005	$30	$55	$85

Total Other (Income) and Expense, Net

Total other income, net for the three and nine months ended November 30, 2005 was $90 and $163, respectively, compared with $52 and $4,890 of expense in the same periods last year. The expense in fiscal 2005 was mainly due to a loss on the early retirement of debt of $4,205 which included a contractual prepayment penalty and the write-off of previously capitalized financing charges.

Income Taxes

MSC’s effective tax rate for continuing operations was 40.4% and 42.7%, respectively, for the three and nine months ended November 30, 2005 compared to 42.0% and 46.3% for the same periods last year. The variance in the effective tax rate compared to the statutory rate for both fiscal 2006 and 2005 was due to valuation allowances for net operating losses (particularly related to our foreign subsidiary in Germany), state income taxes (including the effect of a change in Ohio tax law in the second quarter of fiscal 2006) and other differences between book and tax income.

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

The Company recorded losses of $8 and $538 ($.04 per diluted share), net of income taxes, on discontinued operations for the three and nine months ended November 30, 2005 compared to losses on discontinued operations of $848 ($.06 per diluted share), net of income taxes, and $2,596 ($.18 per diluted share), net of income taxes, for the same periods last year.

The following table shows the results of operations of EMD for the three and nine months ended November 30, 2005 and 2004:

	Three Months Ending November 30,		Nine Months Ending November 30,
	2005	2004	2005	2004
Net Sales	$—	$372	$1,132	$1,095
Gross Profit	—	137	890	455
SG&A and Other Expenses	13	1,632	1,763	4,920
Loss Before Income Taxes	(13)	(1,397)	(873)	(4,280)
Benefit for Income Taxes	(5)	(549)	(335)	(1,684)
Loss on Discontinued Operations – EMD	$(8)	$(848)	$(538)	$(2,596)

The Company also recorded a loss on the sale of EMD assets of $1,470 (or $.10 per diluted common share), net of income tax benefit of $898, in the second quarter of fiscal 2006. The loss included approximately $2.1 million of severance and severance-related costs and $0.2 million in deal costs and asset write-offs, net of the cost-sharing liabilities that were forgiven as part of the deal.

Pinole Point Steel

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. Since such date, the Company continues to settle the net liabilities of the business. The Company recorded a loss on discontinued operations, net of income taxes, of $27 and income on discontinued operations, net of taxes, of $13 for the three and nine months ended November 30, 2005, respectively, compared to losses on discontinued operations, net of income taxes, of $70 and $205 for the same periods last year. As of November 30, 2005, there were $365 in net liabilities remaining. The remaining net liabilities primarily relate to workers compensation exposure not assumed by Grupo IMSA S.A. de C.V. Since such date, the Pinole Point Steel business has been reported as a discontinued operation.

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

During the first nine months of fiscal 2006, MSC generated $18,404 of cash from operating activities. The generation of cash was due primarily to net income plus depreciation and amortization, increased accounts payable balances and an increase in deferred tax assets. This positive cash flow was partially offset by a significant decrease in accrued expenses and an increase in inventory. The increase in inventory was due primarily to increased production as well as purchasing steel at prices deemed favorable. The increase in accounts payable was due primarily to liabilities for those steel inventory purchases, capital expenditures and professional services the Company has purchased. The decrease in accrued expenses primarily relates to the payment of accrued incentive compensation. The Company generated $2,820 of cash from operating activities in the first nine months of fiscal 2005. The generation of cash was due primarily to net income plus depreciation and amortization partially offset by increases in raw materials in an attempt to address metal availability and pricing issues and the payment of the contractual prepayment penalty on the 1998 Senior Notes.

In the first nine months of fiscal 2006, MSC invested $6,507 in capital improvement projects, compared to $4,098 in the same period last year. The Company received $3,357 in proceeds from the release of restricted cash in the first quarter of fiscal 2005 due to the cancellation of letters of credit that were no longer required. The Company has no restricted cash in fiscal 2006.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. There were no borrowings outstanding under the New Line as of November 30, 2005. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of November 30, 2005. At the Company’s option, interest is at the bank’s prime rate (7.0% as of November 30, 2005) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $84,449, on November 30, 2005. As of November 30, 2005, the Company was in violation of certain reporting covenants required under the New Line due solely to the failure to timely file and deliver the Quarterly Report on Form 10-Q for the period ended August 31, 2005. On December 14, 2005, the lenders under the New Line waived the Company’s breach of such reporting covenants. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

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

The Company is party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, is $1,160 to $1.600 as of November 30, 2005. Refer to Note 19 for additional information.

Contractual Obligations

The only material changes to the contractual obligations table, outside the ordinary course of business, presented in the Company’s Form 10-K/A filed in January 2006 were that the Company had no long-term debt as of November 30, 2005 and the minimum royalty payments were forgiven as part of the sale of the EMD assets.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, goodwill, income taxes, environmental reserves and defined benefit retirement plans. Details regarding the Company’s application of these policies and the related estimates are described fully in MSC’s Form 10-K/A filed with the Securities and Exchange Commission. There have been no material changes to the Company’s critical accounting policies that affected MSC’s financial condition or results of operations in the first nine months of fiscal 2006.

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

In connection with the preparation of the Company’s 2005 Annual Report on Form 10-K/A as filed with the SEC on January 9, 2006, as of February 28, 2005 (“Form 10-K/A”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management concluded that control deficiencies in its internal control over financial reporting as of February 28, 2005 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” The material weaknesses identified by management were disclosed in Item 9A of the Form 10-K/A. Based on that evaluation, management concluded that the Company’s system of internal control over financial reporting was not effective as of February 28, 2005. As part of its evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period covered by this report, management has (i) identified no material weaknesses other than those described in the Form 10-K/A and (ii) evaluated whether the material weaknesses described above continue to exist. Management believes that the Company has made progress in addressing these material weaknesses. As part of these efforts, additional internal and external resources have been employed, certain internal control procedures have been put in place and other control procedures have been enhanced or are in the process of being implemented. However, the improvements in controls have not been in place for a sufficient period of time nor has management completed testing of the controls to determine whether or not the controls are operating effectively to ensure remediation of the material weaknesses. Accordingly, management has concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2005.

Management has performed additional analysis and other post-closing procedures to ensure the Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles.

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

During the quarter ended November 30, 2005, the Company’s tax manager resigned and the Company engaged additional external resources to assist in the accounting for income taxes and to help remediate the material weakness noted above. In addition, the Company utilized consulting resources to provide support in creating and documenting strengthened policies and procedures primarily related to the assessment of inventory values. The Company also continues to improve the number and qualifications of its accounting staff.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2005

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

For the Quarter Ended November 30, 2005

Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer