Form 10-K
period 2006-02-28
MATERIAL SCIENCES CORP
filed 2006-05-19
CIK 755003

United States

Washington, D.C. 20549

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: February 28, 2006 OR
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes                  No         X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes                  No         X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes         X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                  Accelerated filer         X         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes                  No         X

The aggregate market value of the voting and non-voting stock of the registrant held by shareowners of the registrant (not including any voting and non-voting stock owned by directors, executive officers or other affiliates of the registrant) was approximately $194,745,494 as of August 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

As of May 1, 2006, the registrant had outstanding an aggregate of 14,746,574 shares of its common stock.

Document Incorporated by Reference

Portions of the following document are incorporated herein by reference into the indicated part of this Form 10-K:

Document Registrant’s Proxy Statement for the Annual Meeting of Shareowners held on June 22, 2006	Part of Form 10-K into which incorporated Part III

PART I

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects”, “anticipates”, “intends”, “plans”, “estimates”, “believes”, “projects” and similar words or expressions. Actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under Item 1A, “Risk Factors”, and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

Item 1. Business

Overview

Material Sciences Corporation and its subsidiaries (“MSC” or the “Company”) designs, manufactures and markets material-based solutions for acoustical and coated metal applications. The Company reports segment information based on how management views its business for evaluating performance and making operating decisions. For the periods discussed in this Annual Report on Form 10-K, the Company reports results on the basis of one business segment. The Company previously reported results on the basis of two segments, but, as discussed below, the Company sold its Electronic Materials and Devices Group in fiscal 2006. All prior year results of operations have been restated to show one business segment. Headquartered in a suburb of Chicago, Illinois, MSC has been in operation since 1971 and is incorporated under the laws of the State of Delaware.

MSC focuses specifically on three major categories of material-based solutions: acoustical, coated metal and electronic applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The electronic material-based solutions include coated and laminated noise reducing materials used in electronic applications to solve customer-specific problems and enhance performance. MSC’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning (“HVAC”), lighting and appliance markets worldwide. The Company’s acoustical and electronic products are primarily manufactured and marketed as MSC’s own products. With coated metal applications, MSC generally acts as a “toll coater” by processing its customers’ metal for a fee, without taking ownership of the metal.

On June 20, 2005, the Company completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of its Electronic Materials and Devices Group (“EMD”) to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. EMD focused primarily on the design, development and commercialization of field-effect technology for sensors, switches and interface solutions under an exclusive license agreement with TST. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement in fiscal 2006 of $2.8 million as well as approximately $0.8 million of obligations related to cost sharing agreements between the Company and TST projected for the 18 months ending in November 2006.

The Company recorded a loss on the sale of EMD assets of $0.1 million (or $0.01 per diluted common share), net of income tax benefit of $0.1 million, in the second quarter of fiscal 2006. The Company no longer reports EMD as a separate segment, rather it reports EMD as a discontinued operation with all prior period results of operations set forth herein reclassified to reflect that presentation. The Company, however, has not reclassified prior period amounts in the Consolidated Balance Sheets.

The Company, through its subsidiaries; Material Sciences Corporation, Engineered Materials and Solutions Group, Inc., MSC Walbridge Coatings Inc. (“MSC Walbridge”), MSC Laminates and Composites Inc. (“MSCLC”) and MSC Europe GmbH & Co. KG (“MSC Europe”), operates five manufacturing plants in the United States and Europe: two facilities in Elk Grove Village, Illinois (“Elk Grove Village”); one facility in Morrisville, Pennsylvania (“Morrisville”); one facility in Walbridge, Ohio (“Walbridge”); and one facility in Eisenach, Germany.

As a part of the Company’s continual strategic planning process, management has been evaluating the strategic position, growth and economic value potential of its businesses with the objective of creating additional value for its shareowners. As a result of this planning process and consistent with the demands of the market, management implemented a restructuring plan that included certain of its manufacturing facilities. In fiscal 2005, the Company closed its coil coating facility located in Middletown, Ohio (“Middletown”) and concluded the sale of its idled coil coating facility in Elk Grove Village. Additional information concerning these transactions is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As discussed above, the EMD business segment was disposed of in the second quarter of fiscal 2006.

The Company continues to expand its global reach and presence as a leading supplier of material-based solutions primarily through partnerships, alliances and third party agreements. In South America, MSCLC owns a 51% interest in a joint-venture partnership with Tekno S.A. (“Tekno”) which provides for the manufacture and sale of acoustical products. The Company maintains a voting interest no greater than 50% in Tekno. Under the terms of the Tekno agreement, significant actions require unanimous consent of all parties and, as a result, MSC does not have a controlling interest in Tekno. Accordingly, the Company accounts for Tekno under the equity method. The Company also provides for the manufacture, sale and marketing of its electronic products in Southeast Asia through a third party in Malaysia. In the second quarter of fiscal 2005, the Company announced its expansion in the European market through a strategic alliance with Arcelor SA (“Arcelor”). This alliance provides MSC Europe with expanded manufacturing, technical support, marketing, and sales capabilities for its acoustical material-based solutions, primarily Quiet Steel®, a multilayer composite of metals, coatings and other materials, typically consisting of metal outer skins surrounding a thin viscoelastic core material.

Products and Services

The Company is a supplier of engineered material-based solutions, applying its expertise in metal composite technology to solve design challenges for many of the largest automotive, appliance and electronic equipment manufacturers in the world. The Company believes that it maintains strong customer relationships by providing engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure. This combination enhances the Company’s ability to deliver engineered material-based solutions to customers’ manufacturing facilities on time and within design specifications. MSC maintains its position as a valued partner to its worldwide customer base through its innovative thinking, new market penetration and material development strategies.

MSC manufactures composites typically consisting of steel or other metals in combination with polymers or other materials to achieve specific properties, such as noise and vibration reduction, also known as acoustical materials. MSC also laminates, coats and electrogalvanizes various types of metal. These products consist of functionally engineered materials that are designed to meet specific customer requirements. Products are primarily designed and produced as a result of MSC’s research and development efforts and the proprietary equipment and processes designed and implemented by its engineering and manufacturing organizations. MSC supplies its acoustical, coated metal and electronic materials to a variety of markets both in the United States and internationally. The majority of these materials are used in the automotive, building and construction, electronics, HVAC, lighting and appliance markets. Primary products included in the acoustical material-based solutions are Quiet Steel® applications for disc brake noise dampers, automotive body panels and engine parts. In the coated metal material-based solutions, major products include coil coated and electrogalvanized protective and decorative coated metal for use as automotive body skins, metal building skins, appliance cabinets (refrigerators, freezers and other appliances), heating and ventilation applications, lighting and furniture and fixtures. MSC’s product line in the electronic material-based solutions generally consists of computer hard disk drive covers, storage racks and electronic cabinets.

Acoustical Material-Based Solutions. The Company believes that it is a leader in the development and manufacturing of continuously processed coated and laminated materials that reduce noise and vibration. MSC’s proprietary Quiet Steel® is engineered to meet a variety of needs in the markets that the Company serves. The automotive industry is currently the largest market for metal composites, which are being used to replace solid sheet metal parts, including body panels, floor pans, wheel wells, oil pans, valve covers and front engine covers. Quiet Steel® is being evaluated for use in other components within appliances, lawn and power equipment and HVAC products. MSC produces Quiet Steel® at its Elk Grove Village and Walbridge locations where it shares the utilization of equipment used in the production of coated metal products. As a result of the continued acceptance and growth in demand for Quiet Steel® in foreign automotive and electronic markets, Quiet Steel® is now also manufactured in Europe through the Company’s strategic alliance with Arcelor. The Company anticipates continued expansion in the

European market through this strategic alliance. Acoustical material-based solutions represented approximately 50%, 44% and 31% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively.

The disc brake noise damper market developed as manufacturers moved to asbestos-free brake linings. The increased brake noise these linings produce can be virtually eliminated by the composite materials pioneered by MSC. The Company believes that MSC’s material is used in a significant share of the North American disc brake noise dampers manufactured for the original equipment market and the aftermarket.

Coated Metal Material-Based Solutions. MSC continues to be recognized for its research and development and new product and process development activities involving the continuous, high-speed, roll-to-roll coating of metal. The Company’s coated metal material-based solutions include painted, EG protective and decorative coatings applied to coiled metal of various widths and thicknesses, in a continuous, high-speed, roll-to-roll process. Coated metal material-based solutions represented approximately 47%, 49% and 58% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively.

The Company believes that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. In the process, sheet metal is unwound from a coil, cleaned, leveled, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers that fabricate the coated metal into finished products that are sold in a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. The finished product of pre-painted or coil coated metal is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. MSC’s coil coated products are primarily used by manufacturers of building products, appliances, HVAC, lighting and automotive products. Manufacturers that use pre-painted materials can eliminate or significantly reduce on-site post-fabrication paint lines and the associated costs. Pre-painted materials also facilitate the adoption of just-in-time and continuous process manufacturing techniques providing lower manufacturing costs and improved product quality. Use of pre-painted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing. MSC’s strategy in coil coating has been to produce high-volume, competitively coated products at low cost, as well as to identify, develop and produce specialty niche products meeting specific customer requirements.

Coil coating technology reduces the environmental impact of painting and manufacturers’ energy needs. In coil coating processes, over 98% of the coating material is applied, in contrast with the significant waste from “overspray” typical in post-fabrication painting. The energy required to cure coil coated metal is substantially less than that required by other coating methods. These savings are achieved because of high-speed material processing and because most of the coatings’ volatile organic compounds are recycled back into the curing ovens and/or used as fuel.

Electrogalvanizing is a corrosion-resistant steel coating process used primarily in the manufacture of automobile and light-truck body skins. MSC manufactures EG solutions at its MSC Walbridge facility in Walbridge, Ohio. In May 2003, the Company purchased the remaining interest in this facility as a result of a transaction with International Steel Group, Inc. (see Note 3 of the Notes to the Consolidated Financial Statements entitled “Joint Venture and Partnership”). MSC Walbridge has the ability to provide a full complement of pure zinc and zinc-nickel plated products and organic coatings that offer corrosion resistance, forming or cosmetic advantages over competitive products, such as plastic and hot-dip galvanized steel. Most EG customers are suppliers of sheet steel to the United States automobile industry. The Company believes that MSC Walbridge is the only facility in North America capable of meeting the wide-width sheet steel demand in a single pass through its line.

Electronic Material-Based Solutions. NRGDamp™ is MSC’s proprietary laminated metal used to manufacture hard disk drive covers to reduce vibration and noise and to improve performance. Although hard drives are best known for storing data in computers, they are quickly being adopted for a number of other related products. The need for vibration damping in data-storage applications also extends to storage racks and brackets. Electronic material-based solutions represented approximately 3%, 7% and 11% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively.

Competition

The market for the Company’s material-based solutions is highly competitive, both domestically and internationally. There are competitors in each product market served by MSC, some of which may have greater resources than the Company. The Company believes that its technology, product development capability, technical support and customer service place it in a strong competitive position in the acoustical and electronic markets. The competition for Quiet Steel®, includes mastics, doublers and other add-on damping treatments, which add cost, complexity and weight in their applications.

The Company’s coated metal material-based solutions compete with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping and brushing. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of price, quality and customer service. The domestic coil coating market is characterized with excess production capacity which also leads to extreme pricing competition in the market.

The Company believes it is one of the largest coil coaters in the United States. Although there can be no assurance, the Company expects that the market penetration of coated metal (coil coating) will increase as a result of more stringent environmental regulation and the energy efficiency, quality and cost advantages provided by pre-painted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations. Competition for the production and sale of EG steel for the automotive industry consists primarily of foreign- and domestic-owned steel companies that manufacture EG steel in the United States either directly or through joint ventures. Limited quantities of EG steel are imported into the United States from foreign steel suppliers. The domestic steel industry has suffered numerous bankruptcies and is currently going through a significant period of consolidation through mergers. These factors and strong international competition has affected the Company’s EG business and the availability and cost of steel substrate. In addition, the use of automotive quality hot-dip galvanized steel continues to make inroads into the EG market. The Company is unable to determine the effect, if any, on the market resulting from the substitution of other materials, changes in galvanizing technology, existence of excess capacity and the entrance of additional capacity.

International

The Company believes that significant international opportunities exist for MSC, particularly for its acoustical products. In an effort to capitalize on these opportunities, the Company maintains certain distribution, manufacturing, licensing and royalty agreements with agents and companies in Europe, South America and Southeast Asia that cover its Quiet Steel® products. These agreements provide MSC the opportunity for market expansion in those geographic areas. To further the Company’s penetration of its acoustical products in the European market, the Company entered into a strategic alliance with Arcelor in the second quarter of fiscal 2005. This alliance will allow for the expanded manufacturing, technical support, marketing and sales of the Company’s Quiet Steel® product to foreign automotive manufacturers. Penetration in the European brake market has been slower than expected. However, the Company increased its European brake sales by approximately 54% (or $1.6 million) in fiscal 2006 as a result of a recent award of new business to MSC Europe by a significant foreign automotive manufacturer. The Company continues to pursue a variety of other business relationships, including direct sales, distribution agreements, licensing, acquisitions and other forms of partnering to increase its international sales and expand its international presence.

The Company implemented certain changes to its international business in fiscal 2005 as a part of its worldwide efforts to reduce costs and improve efficiencies. The manufacture of its electronic products for export sales was transitioned from the Company’s Elk Grove Village manufacturing line to its branch in Malaysia in the third quarter of fiscal 2005. As a result of the changes in the supply model for the hard disk drive market, MSC also shifted its business model in Malaysia from package sales to a toll processing program, moving the cost of the metal from the Company to the customer. The initial results of these changes met cost reduction targets and decreased direct export sales as a percentage of net sales in fiscal 2006 to 3% from 8% and 10% in fiscal 2005 and 2004, respectively.

Net sales in the United States were $274.7 million (96% of consolidated net sales), $253.1 million (96%) and $230.6 million (95%) in fiscal 2006, 2005 and 2004, respectively. Net sales in foreign countries were $11.9 million (4% of consolidated net sales), $10.2 million (4%) and $12.1 million (5%) in fiscal 2006, 2005 and 2004, respectively. The Company owns $2.5 million in long-lived assets in foreign countries as of February 28, 2006. The remaining $70.6 million in long-lived assets at February 28, 2006 was in the United States.

Marketing and Sales

The Company markets its products, services and technologies nationally and internationally through its in-house sales and marketing organization as well as through independent distributors, agents and licensees. Primary target markets for the Company’s products include the automotive, building and construction, electronics, HVAC, lighting and appliance markets. The Company believes it is a valued leader in the industries it serves because of its engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure.

MSC employs certain individuals with noise, vibration and harshness (“NVH”) experience using a proven sales methodology for penetrating the automotive markets it serves. The Company believes that these individuals will also be able to increase penetration of these products in non-automotive markets. The retention of these individuals is important to the continued development of solutions supporting the growth in sales of all laminate products. All of the Company’s selling activities are supported by technical service departments that aid customers in the choice of available materials and their use in customers’ manufacturing processes.

The Company estimates that customers in the automotive industry were the end users for approximately 67%, 55% and 46% of MSC’s net sales in fiscal 2006, 2005 and 2004, respectively. The Company also estimates that customers in the building products market were the end users for approximately 11%, 9% and 16% of net sales in fiscal 2006, 2005 and 2004, respectively.

Due to concentration in the automotive industry, the Company believes that sales to individual automotive companies, including indirect sales, are significant. See Item 1A, “Risk Factors”, for more discussion on automotive sales. One end user of the Company’s acoustical solutions (DaimlerChrysler) accounted for approximately 14%, 12% and 6% of the Company’s consolidated net sales in fiscal 2006, 2005 and 2004, respectively. Another end user (General Motors) accounted for approximately 12%, 4% and less than 1% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively. A third end user (Ford) accounted for approximately 10% of net sales in fiscal 2006 and less than 1% of sales in each of fiscal years 2005 and 2004. The Company believes that additional business opportunities exist for the sale of its acoustical material solutions as a result of the recent increase in transplant business by foreign automotive manufacturers and is concentrating its marketing and sales efforts accordingly.

Backlog. The Company’s backlog of orders as of February 28, 2006 was approximately $26.3 million, all of which is expected to be filled during the remainder of fiscal year 2007. The Company’s backlog as of February 28, 2005, was approximately $20.7 million.

Raw Materials. MSC is generally not dependent on any one source for raw materials or purchased components essential to its business for which an alternative source is not readily available. During fiscal 2006 and 2005, the shortage of available metal and higher pricing that began in fiscal 2004 continued to affect each of the markets served by the Company. Thin gauged, wide-width material for use in the manufacture of Quiet Steel® for body panels for the automotive industry has become increasingly difficult to obtain. The Company participates in purchasing programs supported by its customers, usually large original equipment manufacturers, to maintain an adequate supply of these materials at the best available price.

Seasonality. MSC believes that its business, in the aggregate, is not subject to significant swings in seasonal demand. However, some of its products, such as materials used for building products and swimming pools, experience greater demand in some seasons. In addition, changes in production cycles in the automotive industry, particularly around model changes and summer and holiday shutdown periods, can impact sales in those periods.

Environmental Matters

The Company believes it operates its facilities and conducts its business, in all material respects, in accordance with applicable environmental laws. The Company spent approximately $3.5 million ($0.8 million on capital projects and $2.7 million of expense) for maintenance and installation of environmental controls at its facilities in fiscal 2006 and has budgeted approximately $2.0 million for fiscal 2007. For additional information regarding the Company’s environmental matters, see Item 3, “Legal Proceedings” and Note 4 of the Notes to the Consolidated Financial Statements entitled “Contingencies.”

Research and Development

The Company spent approximately $2.7 million in fiscal 2006 for product and process development activities compared to $4.4 million and $4.3 million in fiscal 2005 and 2004, respectively. The decrease in research and development spending during fiscal 2006 was primarily due to the divestiture of the EMD business in June 2005.

The Company is dedicated to its research and development efforts, often initiating technological process developments in the industry. To build upon its position as a leader in the industry, the Company completed construction of its new Application Research Center (“ARC”) in the Detroit, Michigan area in March 2006. This new testing and development center will provide technical and development facilities for all of the Company’s products with a concentration on NVH for the continued engineering, application and validation of its NVH material solutions.

When possible, the Company seeks patent and trademark protection for its products. The Company owns, and is licensed under, a number of U.S. and foreign patents, patent applications, trademarks and trademark applications. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal terms of patents in the various countries where patent protection is obtained. While the Company considers its various patents, patent applications, trademarks and trademark applications to be important, it does not believe that the loss of any individual patent, patent application, trademark or trademark application would have a material adverse effect upon its business as a whole.

Employees

As of February 28, 2006, the Company had 557 full-time employees. Of this number, approximately 361 were engaged in manufacturing, 63 in marketing and sales, 123 in administrative and clerical positions and 10 in process and product development. The Company’s Elk Grove Village and Walbridge production employees are covered by separate union contracts expiring in February 2007 and September 2006, respectively. The production employees at Morrisville were covered by a union contract that expired in March 2006. The union employees at Morrisville were offered a severance package and the Company commenced hiring replacement workers in early April 2006. Management believes the contract issues will be resolved through arbitration in the spring or summer of 2006. Employees at the Company’s Eisenach, Germany facility are not represented by a union. The Company’s union employees are vital to its operations. The Company considers its relationships with its employees and unions to be good.

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

Executive Officers of the Registrant

As of May 1, 2006, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, are as follows:

Executive Officer	Age	Position(s)	Officer Since
Clifford D. Nastas	43	Chief Executive Officer	2001

Jeffrey J. Siemers	53	Executive Vice President, Chief Administrative and Financial Officer and Secretary	2004

John M. Klepper	59	Vice President, Human Resources	2003

Kevin R. Williams	35	Vice President, Operations	2006

Mark J. Gresser	42	Vice President, Sales and Marketing	2006

Martin J. Garvin	45	Corporate Controller	2006

Clifford D. Nastas. On December 1, 2005, Mr. Nastas was named the Company’s Chief Executive Officer. Previously, Mr. Nastas served as the Company’s President and Chief Operating Officer since June 2005. Prior to that time he held numerous executive positions with the Company including Executive Vice President and Chief Operating Officer from October 2004 to June 2005, Vice President and General Manager of the Engineered Materials and Solutions Group (“EMS”) from May 2004 to October 2004; Vice President of Sales and Marketing of EMS from July 2003 to May 2004; and Vice President of Marketing of MSCLC from January 2001 to July 2003. Prior to joining MSC, Mr. Nastas served as the Global Automotive Business Director for Honeywell International Inc., a technology and manufacturing provider of aerospace products, control technologies, automotive products, specialty chemicals and advanced materials, since 1995.

Jeffrey J. Siemers. On June 29, 2005, Mr. Siemers was named the Company’s Executive Vice President, Chief Administrative and Financial Officer and Secretary. Previously, Mr. Siemers served as Vice President, Chief Financial Officer and Secretary of the Company since July 2004. Prior to joining MSC, Mr. Siemers held the position of Vice President of Finance of Orbis Corporation, a leading manufacturer of plastic returnable/reusable products for use in material handling applications from November 2000 to March 2004 and Vice President of Finance of Brady Corporation, a publicly traded world leader in identification solutions, prior to that time. Mr. Siemers announced his resignation from the Company on February 6, 2006. Mr. Siemers is timing his departure to coincide with the filing of this Annual Report on Form 10-K and his resignation is not a result of any disagreement with the Company.

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

Kevin R. Williams. On April 20, 2006, Mr. Williams was named an officer of the Company. Mr. Williams has served as Vice President, Operations since June 2005. Prior to this, Mr. Williams was the Plant Manager of the Walbridge manufacturing facility from December 2004. Prior to joining MSC, Mr. Williams has held positions in manufacturing, quality, engineering, business development, Six Sigma, lean manufacturing and general management. The majority of his experience has been with major Tier I automotive suppliers such as ArvinMeritor and Siegel Robert, including international assignments in Southeast Asia.

Mark J. Gresser. On April 20, 2006, Mr. Gresser was named an officer of the Company. Mr. Gresser has served as Vice President, Sales and Marketing since March 2005. Prior to this position, Mr. Gresser was the Director of Automotive Sales and Marketing since April 2001. Prior to joining MSC, Mr. Gresser has held positions in manufacturing, sales, marketing and general management with Ford Motor Company, ExxonMobil, AlliedSignal, and, most recently, Honeywell International.

Martin J. Garvin. On April 20, 2006, Mr. Garvin was named an officer of the Company. Mr. Garvin has served as Corporate Controller since April 2005. Prior to joining MSC, Mr. Garvin held positions in finance and accounting in the manufacturing and service industries, including assignments with Yaskawa Electric America, Inc., Anixter International and PriceWaterhouseCoopers.

ITEM 1A. Risk Factors

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Form 10-K contains forward-looking statements, which include, without limitation, those statements regarding anticipated results based on management’s plans and assumptions. MSC (“we” or “us”) has tried, wherever possible, to identify such statements by using words such as “anticipates”, “estimates”, “expects”, “projects”, “intends”, “plans”, “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors also could cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-K. MSC undertakes no obligation to update forward-looking statements as a result of future events or developments.

Outlined below are some of the risks that MSC faces that could affect the business and financial position for fiscal 2007 and beyond. However, they are not the only risks that MSC faces. There may be additional risks that are not presently known or that management currently believes are immaterial which could also impair business or financial position.

We face intense competition in the acoustical and coated metal application industry and failure to successfully compete may negatively affect our business and financial performance.

We operate in a highly competitive business environment and face intense competition from a growing number of competitors, including an increasing number of foreign-based competitors with greater resources than us. The elements of competition include price, quality and customer service. In the past, our competitors, especially global competitors with low-cost sources of supply outside the United States, have aggressively priced their products and/or introduced new products in order to increase market share. If we are unable to compete in this highly competitive environment, our business and financial performance could be negatively affected.

We rely on sales to a small number of customers, the loss of any one of which could have an adverse impact on revenues.

We derive a substantial portion of our revenue from a limited number of customers (most of which are North American automobile manufacturers), the loss of any one of which could adversely impact our operations. In fiscal 2006, our three largest customers, DaimlerChrysler, General Motors and Ford, represented 14%, 12% and 10% of consolidated net sales, respectively. During the past several years, these customers have lost market share in the United States, primarily to Asian competitors. Although we are actively targeting these Asian competitors as potential customers, any further market share loss by these North American-based automakers could have a material adverse effect on our business. In addition, our three largest customers all have major union contracts with the same automobile workers unions. Any extended work stoppage could have a material adverse effect on our operating results and financial position.

The volatility in the price and availability of raw material inputs used by us, particularly steel and natural gas, could adversely affect our ability to conduct business both timely and profitably.

In recent years, there has been a shortage of readily available metal that meets the requirements of our customers. Such shortage adversely affects our ability to deliver products to our customers on a timely basis. In conjunction with that shortage and rising material costs, the cost of metal used in our products has risen dramatically over the past two years, which has caused us to increase prices in a competitive market and/or absorb higher costs. Our future profitability may be adversely affected to the extent we are unable to pass higher raw material costs to our customers.

In fiscal 2006, there has been a dramatic volatility in the price of natural gas, particularly subsequent to Hurricanes Katrina and Rita in the Gulf region. Increases in natural gas prices and prices of other energy sources adversely affect our profitability.

The acceptance of the our brake damping materials, engine components and body panel laminate parts by customers in North America, Europe and Asia is critical to our financial performance.

We have made a significant investment in the design and development of our material-based solutions to NVH problems in the automotive industry. If these solutions are not introduced and marketed successfully into North America, Europe and Asia, our results of operations and financial position may be adversely affected.

If the Company is unable to successfully introduce and market new products, it may not achieve its targeted financial results.

Management believes that the Company’s past success has been partially due to its ability to design and market new solutions to customer needs. Management also believes that the construction of the ARC will provide the Company with a state-of-the-art facility in which to accelerate the development of new products and technologies. However, if these new products and technologies are not accepted by customers, the Company may not be able attract new business or maintain existing customers, thus adversely affecting the Company’s business.

Our financial performance could be adversely affected by an inability to effectively execute and manage our business objectives.

The highly competitive nature of our industry requires that we effectively execute and manage our business including our operating initiatives, which aim to reduce costs and drive productivity and quality improvements. Our inability to effectively control costs and drive productivity improvements could affect our profits. In addition, our failure to provide high-quality, innovative products could adversely affect our ability to maintain or increase our sales, which could negatively affect our revenues and overall financial performance. Additionally, our success is dependent on successful new product and process development. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully and timely identify, develop, manufacture, market and sell new or improved products in these changing markets.

An increase in the environmental risks, costs, recoveries and penalties associated with our past and present manufacturing operations could adversely affect our financial performance.

We are a party to various legal proceedings in connection with the remediation of certain environmental matters. We record reserves for these environmental matters using our historical experience and relevant information available from various third parties. There are a number of assumptions made in establishing these reserves, including, without limitation, the estimated extent of environmental damage to any particular site, the available methods of remedy, the contribution of various other potentially responsible parties and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. New environmental issues or changes in the assumptions surrounding existing environmental issues could have an adverse affect on our results of operations and financial condition.

Our business and future development may be adversely affected if we are unable to retain key personnel.

Our success is highly dependent upon the services of key personnel in all areas of our business including, but not limited to, senior management, sales (including persons trained in our NVH sales methodology) and operations, administration and finance. The loss of the services of one or more of these people could have an adverse effect upon the business and plans for future development. In addition, we have downsized administrative and management positions in past years as a result of cost-cutting initiatives. Lack of management resources could impact our ability to operate and compete in our industry.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, our ability to report our financial results on a timely and accurate basis may be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations pursuant thereto, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls. Management’s report is included in this Annual Report on Form 10-K under Item 9A.

We reported five material weaknesses in our internal control over financial reporting for the fiscal year ended February 28, 2005. We employed significant resources to remediate these material weaknesses in fiscal 2006 and we were successful in remediating four of the five material weaknesses. We are still reporting a material weakness in the accounting for income taxes. Should we report any future material weaknesses in internal control over financial reporting, there can be no assurance that we can identify or remediate the weaknesses in a timely manner. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report financial results accurately and timely or to detect and prevent fraud. As a result, we may be subject to sanctions or investigations by regulatory authorities such as the Securities and Exchange Commission (“SEC”) or the New York Stock Exchange. Moreover, current and potential stockholders and other third parties could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.

The SEC has requested information about the material weaknesses in our internal control over financial reporting.

On May 8, 2006, the SEC requested that we provide information regarding the material weaknesses in our internal control over financial reporting we reported in fiscal 2005. This matter has the potential to adversely affect us in a number of ways, including the following: 1) we may incur significant expenses in connection with responding to the request, regardless of its outcome; 2) responding to the request may divert the time and attention of our management from normal business operations; and 3) if the SEC does determine to bring a proceeding involving us, depending on its outcome, we may be required to pay fines and/or take corrective actions that would increase our costs or otherwise adversely affect our operations. We are fully cooperating with the SEC’s request.

We may experience adverse effects on the results of operations as a result of adopting new accounting standards or interpretations.

The implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect operating results or cause unanticipated fluctuations in operating results in future periods.

Our business could be negatively impacted by a deterioration in labor relations.

As of February 28, 2006, we had 557 full-time employees, of which approximately 45% were represented by labor unions with separate collective bargaining agreements. One of these agreements expired in March 2006 and two other agreements expire in September 2006 and February 2007. We cannot be assured that we will be able to renew the collective bargaining agreements on the same or similar terms, or at all, which could affect our business, results of operations or financial condition. Moreover, if new labor agreements are negotiated, there can be no guarantee that the agreements will be at satisfactory terms with regard to the efficiency and productivity of the work force. Further, we cannot be assured that we will not be subject to work stoppages that could have a material adverse effect on our business, results of operations or financial condition.

Item 1B. Unresolved Staff Comments

None

.

Item 2. Properties

The Company owns or leases facilities with an aggregate of approximately 1,226,000 square feet of space. In addition to the principal physical properties used by the Company in its manufacturing operations as summarized in the table below, the Company leases sales and administrative offices pursuant to operating leases. The Company also has products manufactured through a joint venture with Tekno in South America as well as third parties in North America and Southeast Asia.

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

Location	Approximate Area in Square Feet	Ownership or Lease Expiration	Description
Elk Grove Village, Illinois Plant No. 2	205,000	Owner	Laminating and Coil Coating Facility, General Offices
Elk Grove Village, Illinois Plant No. 7	281,000	Owner	Coil Coating Facility, Corporate and General Offices
Morrisville, Pennsylvania	136,000	Owner	Coil Coating Facility, General Offices
Middletown, Ohio (Closed July 2004)	171,000	Owner	Coil Coating Facility
Walbridge, Ohio	351,000	June 2008(1)	Electrogalvanizing, Laminating and Coil Coating Facility
Canton, Michigan	57,000	Sept. 2018(2)	NVH Testing and Development Center, General Offices
Eisenach, Germany	13,000	Owner	Stamping and Testing Facility, General Offices
(1)	At the option of the Company, this lease may be further extended in five year increments through June 30, 2028.
(2)	At the option of the Company, this lease may also be extended in five year increments through September 2043 and includes an option to purchase beginning in March 2015.

Item 3. Legal Proceedings

Environmental Matters

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters as detailed below. The Company records these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. There are a number of assumptions that are made, including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties (“PRP”) and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. MSC believes its range of exposure for these proceedings and known sites is $1.1 million to $1.6 million and, as of February 28, 2006, has approximately $1.1 million in its environmental reserves.

In 1984 MSC was named as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at a Superfund site in Gary, Indiana. The U.S. District Court for the Northern District of Indiana entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In late December 2005, the Company received an update indicating that the projected remediation costs would increase significantly due primarily to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed and increased oversight costs of the United States Environmental Protection Agency. Accordingly, the Company has treated the costs update as a change in estimate and increased its reserves related to the matter by $0.5 million in the second quarter of fiscal 2006 to reflect the Company’s share of the increased remediation costs. This charge was recorded in Selling, General and Administrative expenses in the accompanying Consolidated Statement of Income (Loss). The estimated range of the Company’s remaining liability for this site is $0.9 million to $1.0 million. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.2 million to secure its obligation to pay its estimated share of the remediation expenses at the site.

In 2003, MSC, along with many other companies, was named as a PRP by the U.S. Environmental Protection Agency under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. Initial estimates show the Company’s range of potential liability to be $25,000 to $35,000, but the information provided to-date has been limited.

In December 2004, the purchaser of the Company’s former Pinole Point Steel facility received a letter from the California Regional Water Quality Control Board requesting an investigation of contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation efforts may be required. The Company believes that any such contamination occurred prior to its acquisition of the facility in 1997 and therefore, the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, the Company may be required to do so. The Company is unable to estimate the potential liability, if any, in this matter due to the limited information provided to date.

For additional information regarding the Company’s environmental matters, see Note 4 of the Notes to the Consolidated Financial Statements entitled “Contingencies.”

Other Matters

On May 8, 2006, the Company received a notice from the Securities and Exchange Commission (“SEC”) requesting that the Company voluntarily produce information regarding the material weaknesses in the internal control over financial reporting disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 28, 2005. The Company is fully cooperating with the SEC’s request. The Company cannot predict whether the SEC will seek additional information or what the outcome of this matter will be.

The Company is also a party to various legal actions and customer disputes arising in the ordinary course of its business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements.

Item 4. Submission of Matters to a Vote of Security Owners

There were no matters submitted to the Company’s shareowners during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $0.02 par value, is listed on the New York Stock Exchange under the symbol “MSC.” The table below sets forth, by fiscal quarter, the high and low closing sales prices of the Company’s common stock during its past two fiscal years.

Fiscal Year	Fiscal Quarter	High	Low
2006	1st	$15.49	$11.21
	2nd	16.30	11.80
	3rd	15.54	14.13
	4th	14.29	11.97

Fiscal Year	Fiscal Quarter	High	Low
2005	1st	$11.97	$8.77
	2nd	13.05	10.30
	3rd	17.20	12.07
	4th	18.16	14.93

There were 549 stockholders of record of the Company’s common stock at the close of business on May 1, 2006.

Dividends

MSC has not paid cash dividends, other than the April 2003 redemption payments for the rights under MSC’s shareholder rights agreement (see Note 11 of the Notes to the Consolidated Financial Statements entitled “Equity and Compensation Plans”) and a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings will be retained for development of the Company’s business. If business circumstances should change, the Board of Directors may declare and instruct the Company to pay dividends. However, the Company’s ability to pay dividends on its common stock is limited by certain covenants contained in the Company’s credit agreement (see Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness”).

Purchases of Securities

On February 8, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of common stock, or approximately 7% of the shares outstanding at that time. As of February 28, 2006, the Company has not repurchased any shares under this authorization.

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

Selected Financial Data

Material Sciences Corporation and Subsidiaries

(Dollars and number of shares in thousands, except per share data)	Fiscal Year
	2006	2005(3)	2004(3)	2003(3)	2002(3)
Income Statement Data
Net Sales	$286,614	$263,323	$242,748	$266,546	$250,506
Income (Loss) from Continuing Operations Before Income Taxes	14,119	6,666	(11,548)	2,027	(7,454)
Income (Loss) from Continuing Operations	6,918	3,209	(9,620)	1,581	(4,390)
Net Income (Loss)(1)	5,204	(320)	(13,181)	626	(25,083)
Diluted Net Income (Loss) from Continuing Operations Per Share	0.49	0.22	(0.69)	0.11	(0.31)
Diluted Net Income (Loss) Per Share	$0.35	$(0.02)	$(0.94)	$0.04	$(1.79)
Balance Sheet Data
Working Capital	$53,653	$44,688	$37,875	$68,398	$115,463
Net Property, Plant and Equipment	73,138	74,560	81,747	93,188	102,915
Total Assets	174,568	169,227	204,442	236,941	299,474
Total Debt	—	1,100	43,944	55,503	105,262
Shareowners’ Equity	121,872	116,242	111,466	121,019	128,624
Average Capital Employed(4)	$119,607	$136,376	$165,966	$205,204	$260,544
Cash Flow Data
Depreciation and Amortization	$11,526	$11,802	$14,849	$16,397	$17,826
Net Cash Provided by (Used in) Operating Activities	20,276	5,434	4,397	33,622	(25,510)
Capital Expenditures	$8,449	$5,117	$4,519	$6,259	$5,289
Financial Ratios
Gross Profit as a % of Net Sales	17.7%	20.9%	16.7%	17.8%	18.1%
SG&A Expenses as a % of Net Sales	12.8%	15.5%	13.6%	13.8%	16.8%
Income (Loss) from Continuing Operations Before Income Taxes as a % of Net Sales	4.9%	2.5%	(4.8%)	0.8%	(3.0%)
Net Income (Loss) as a % of Net Sales	1.8%	(0.1%)	(5.4%)	0.2%	(10.0%)
Research and Development as a % of Net Sales	0.9%	1.7%	1.8%	1.5%	2.4%
Effective Income Tax Rate on Continuing Operations(5)	49.0%	51.9%	(16.7%)	22.0%	(41.1%)
Return on Average Shareowners’ Equity	4.4%	(0.3%)	(11.3%)	0.5%	(18.0%)
Return on Average Capital Employed	4.4%	(0.2%)	(7.9%)	0.3%	(9.6%)
Total Debt to Total Capital Employed	0.0%	0.9%	28.3%	31.4%	45.0%
Other Data
Per Share Information:
Book Value	$8.30	$8.06	$7.97	$8.51	$9.18
Market Price:
High	$16.30	$18.16	$12.87	$15.65	$10.96
Low	$11.21	$8.77	$8.05	$9.63	$6.70
Close	$13.01	$15.45	$11.38	$10.26	$10.00
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,690	14,415	13,990	14,226	14,007
Shareowners of Record	549	608	741	826	893
Number of Employees(2)	557	562	702	740	745

(1)	In 2006, the Company recorded a loss, net of tax, on the sale of the Electronic Materials and Devices Group (“EMD”) of $139; a loss, net of tax, on discontinued operations of EMD of $1,930; income, net of tax, on the discontinued operations of Pinole Point Steel of $72; and a pretax restructuring charge of $218.

In 2005, the Company recorded a loss, net of tax, on the discontinued operations of EMD of $3,378; a loss, net of tax, on the discontinued operations of Pinole Point Steel of $151; a pretax restructuring charge of $2,657; a pretax charge of $4,116 related to phantom stock vesting; and a pretax charge of $1,605 related to retention agreements.

In 2004, the Company recorded a loss, net of tax, on the discontinued operations of EMD of $3,072; a loss, net of tax, on the discontinued operations of Pinole Point Steel of $489; a pretax gain on the curtailment of retiree healthcare of $1,951; a pretax loss from asset impairments of $14,730; a pretax restructuring charge of $1,964; a pretax charge of $917 related to supplemental employee retirement plan (“SERP”) buyouts; and a pretax charge of $322 related to retention agreements.
(2)	Represents employees from continuing operations.
(3)	Amounts for fiscal 2002-2005 have been reclassified to reflect EMD as a discontinued operation. See Note 2 to the Consolidated Financial Statements for further details.
(4)	Average capital employed represents the average of the total debt and stockholders’ equity at the beginning and ending of the fiscal year.
(5)	See Note 9 to the Consolidated Financial Statements.
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

The Company recorded a loss on the sale of EMD assets of $139 (or $0.01 per diluted common share), net of income tax benefit of $86, in the second quarter of fiscal 2006. The Company no longer reports EMD as a separate segment, rather it reports EMD as a discontinued operation with all prior period results of operations set forth herein reclassified to reflect that presentation. The Company, however, has not reclassified prior period amounts in the Consolidated Balance Sheets.

The Company reports segment information based on how management views its business for evaluating performance and making operating decisions. For the periods discussed in this Item 7, MSC reports results on the basis of one business segment. MSC’s one segment focuses on providing material-based solutions for acoustical, coated metal and electronic applications. MSC’s acoustical material-based solutions consist of layers of metal and other materials used to manage noise and vibration for the automotive, heating, ventilation and air conditioning (“HVAC”) and appliance markets. MSC’s coated metal material-based solutions include coil coated and electrogalvanized (“EG”) products primarily used in the automotive, building and construction, appliance, HVAC and lighting markets. MSC’s electronic material-based solutions consist primarily of coated metal and laminated noise and vibration reducing materials used in the electronics market. The Company utilizes a significant level of shared assets and management across each of its product categories. It is common for a single customer to purchase products from several different product categories.

The general state of the principal industries in which the Company operates presents a number of risks including:

•	Overcapacity – The domestic coil coating market continues to be over capacity resulting in extreme competition in pricing, terms of sale and facility utilization.
•	Uncertainty of North American Automobile Industry – The three largest North American automobile manufacturers have all lost market share in recent years. These manufacturers represent the Company’s three largest customers and the continued deterioration of market share could affect the Company’s future revenues and profits.
•	Pricing and Availability of Materials – The cost of metal substrates continues to increase while availability of metal declines. The pricing of materials includes the cost of steel as well as, but not limited to, the cost of energy and the cost of petroleum-based products.
•	Shift in Supply Model – As market conditions change, shifts in the supply model for certain products may occur. The Company must adapt its pricing strategy accordingly which may affect the comparability of the revenues, operating margins and working capital for the fiscal years presented. In fiscal 2005, the hard disk drive market shifted its supply model to a toll processing program (which excludes the cost of the metal) from a package program. In fiscal 2006, the Company shifted the pricing of its gas tank product from a toll program to a package program (which includes the cost of the metal).

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

In March 2006, the Company completed the construction of its premier noise, vibration and harshness (“NVH”) testing and development Application Research Center facility in Canton, Michigan, which will utilize the latest in NVH testing hardware and software for the engineering, application and validation of its NVH material solutions. In an effort to commercialize its laminate products in Europe, in the second quarter of fiscal 2005 the Company entered into a strategic alliance with Arcelor for the marketing, sale and manufacture of Quiet Steel® to European automobile manufacturers. As a part of this strategic alliance, Arcelor will provide for the production of Quiet Steel® in its Montataire, France facility while MSC will continue to manage the product and application engineering.

Results of Operations as a Percentage of Net Sales

	2006	2005		2004
Net Sales	100.0%	100.0%		100.0%
Cost of Sales	82.3	79.1		83.3
Gross Profit	17.7	20.9		16.7
Selling, General and Administrative Expenses	12.8	15.5		13.6
Asset Impairments, Restructuring and Other	0.1	1.0		6.6
Income (Loss) from Operations	4.8	4.4		(3.5)
Total Other (Income) Expense, Net	(0.1)	1.9		1.3
Income (Loss) from Continuing Operations Before Income Taxes	4.9	2.5		(4.8)
Provision (Benefit) for Income Taxes	2.4	1.3		(0.8)
Loss on Discontinued Operations, Net of Income Taxes	(0.7)	(1.3)		(1.4)
Net Income (Loss)	1.8%	(0.1	) %	(5.4	) %

Results of Operations – Fiscal 2006 Compared to Fiscal 2005

	Fiscal 2006	Fiscal 2005	% Fav (Unfav) Variance
Net Sales	$286,614	$263,323	8.8%
Gross Profit	$50,732	$55,071	(7.9)%
% of Net Sales	17.7%	20.9%
Selling, General and Administrative	$36,655	$40,832	10.2%
% of Net Sales	12.8%	15.5%

Net sales for the year ended February 28, 2006 improved 8.8%, to $286,614, from $263,323 in fiscal 2005. This increase was a result of the introduction of new Quiet Steel® applications in the Body Panel Laminate market and a change in the pricing model of the gas tank business as discussed below. Gross profit decreased 7.9% to $50,732 (or 17.7% of net sales) in fiscal 2006 from $55,071 (or 20.9% of net sales) in fiscal 2005 due primarily to increased energy costs, increased customer claims and quality issues and decreased scrap sales (see “Gross Profit” below). Selling, general and administrative (“SG&A”) expenses of $36,655 were 12.8% of net sales in fiscal 2006 as compared to $40,832, or 15.5% of net sales in fiscal 2005.

“Other” sales listed in the various markets below include the Company’s less significant products as well as the net impact of scrap sales, customer claims and returns and allowances. The following table summarizes the variances within MSC’s material-based solutions business that affected net sales.

Net Sales Variance by Market	Fiscal 2006	Fiscal 2005	Variance ($)	Variance (%)
Acoustical
Body Panel Laminate	$80,272	$50,084	$30,188	60.3%
Brakes	37,854	37,685	169	0.4%
Engine	22,898	22,977	(79)	(0.3)%
Other Acoustical	915	3,880	(2,965)	(76.4)%
Total Acoustical	$141,939	$114,626	$27,313	23.8%
Coated Metal
Appliance/HVAC	$44,615	$45,971	$(1,356)	(2.9)%
Gas Tank	36,305	8,176	28,129	344.0%
Building Products	26,408	31,216	(4,808)	(15.4)%
Body Panel – EG	4,692	11,719	(7,027)	(60.0)%
Other Coated Metal	22,915	32,744	(9,829)	(30.0)%
Total Coated Metal	$134,935	$129,826	$5,109	3.9%
Electronics
Disk Drive	$7,270	$16,087	$(8,817)	(54.8)%
Other Electronics	2,470	2,784	(314)	(11.3)%
Total Electronics	$9,740	$18,871	$(9,131)	(48.4)%

Sales of acoustical materials increased to $141,939 in fiscal 2006 from $114,626 in fiscal 2005. Sales of body panel laminate increased over 60% as Quiet Steel® was introduced into new vehicle models and the unit volume of existing models increased during the fiscal year. Coated metal materials sales increased in fiscal 2006 to $134,935 from $129,826 in the prior year, primarily due to an increase in gas tank sales partially offset by lower sales of EG materials, building products, lighting materials and other products. The increase in gas tank sales is principally due to a change in the pricing model to a package basis from a toll basis whereby the cost of metal is now included in the sales price. The inclusion of the metal cost in the sales price increased sales by $20,865 in fiscal 2006. The decrease in EG sales is primarily due to the loss of a customer who exited this market. The decrease in building product sales was primarily due to lower overall customer demand in this market and the decision not to renew a contract for the production of a low-margin product. Sales of coated metal materials were also influenced by the closing of the Company’s Middletown, Ohio facility in the summer of 2004. The closing of this facility decreased sales by $4,950 in fiscal 2006 from the fiscal 2005 amounts. Sales of electronic-based materials decreased 48% to $9,740 in fiscal 2006 from $18,871 in the prior fiscal year. The decline was primarily due to the shift of the Company’s supply model for the hard disk drive market to a toll processing program whereby the cost of metal is no longer reflected in the sales price. This change in the supply model reduced sales in fiscal 2006 by $9,901 from their fiscal 2005 amounts. The decline was partially offset by an increase in the volume of disk drive sales in fiscal 2006.

Gross Profit. MSC’s gross profit margin was 17.7%, or $50,732, in fiscal 2006 as compared to 20.9%, or $55,071, in the prior year. Although sales have increased, the gross profit dollars and the gross profit margin percentage have decreased. Changes in the product mix and sales volume have increased gross profit dollars by $1,554 in fiscal 2006. The increase was primarily due to sales of body panel laminate, but the increase was more than offset by the factors that follow. Gross profit in fiscal 2006, as compared to fiscal 2005, was negatively affected by an increase in customer claims of $2,041, an increase in inventory quality issues of $1,278, a decrease in scrap sales of $1,643 due to lower scrap prices and an increase in energy costs of $2,892. The increase in customer claims was primarily due to manufacturing issues that arose during the production of new products, especially in the appliance market. These issues were corrected during the third and fourth quarters of fiscal 2006. The Company was able to reduce fixed production costs, mainly associated with wages, incentives and health care costs, by $1,962 in fiscal 2006. The Company continues to implement and accelerate an operational improvement plan that includes stronger supply chain management, Six Sigma and lean manufacturing to help offset the margin effects noted above.

SG&A Expenses. SG&A expenses were $36,655 in fiscal 2006 compared to $40,832 in fiscal 2005. The decrease in these expenses was primarily due to $4,116 in long-term stock incentives related to phantom stock units granted in fiscal 2005 that did not repeat in fiscal 2006 (See “Liquidity and Capital Resources” section below for more information). SG&A expenses include amounts previously reported as “Corporate” expenses since the Company is now operating as one business segment. The continuing audit and assessment costs in complying with the rules and regulations related to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) were $1,478 in fiscal 2006 compared to $1,643 in fiscal 2005.

Restructuring Expenses. During the first quarter of fiscal 2005, the Company announced the closing of its Middletown coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,657 for the fiscal year ended February 28, 2005. A total of 97 employees were affected by this restructuring. Of the total amount recorded, $1,771 related to the Middletown closing ($749 in severance, $573 in severance related expense [mainly healthcare costs, outplacement and employer taxes] and $449 in shutdown costs related to closing the Middletown facility) and $886 related to other restructuring actions ($622 in severance and $264 in severance related expense). The Company also recorded $239 in expenses for these restructuring plans during fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. A total of $541 was paid in fiscal 2006 related to these restructuring plans.

In fiscal 2003, the Company entered into a separation arrangement related to the resignation of the former Chairman, President and Chief Executive Officer. As a result of this arrangement, the Company had a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses for fiscal 2004 were $1,964. The Company reduced these restructuring reserves by $21 in fiscal 2006 based on a revision to the total amounts expected to be paid out for these plans. Cash of $82 was paid during fiscal 2006. A total of $5 is recorded as Accrued Expenses and $22 is recorded as Other Long-Term Liabilities in the Consolidated Balance Sheet as of February 28, 2006.

The restructuring reserve as of February 28, 2006, is presented in the chart below which includes both the fiscal 2004 and 2005 restructuring plans.

	Severance	Other	Total
Restructuring Reserve as of February 28, 2003	$391	$81	$472
Restructuring Reserve Recorded During Fiscal 2004	1,013	951	1,964
Reclassification of Supplemental Pension Reserve	—	(338)	(338)
Cash Payments	(794)	(623)	(1,417)
Restructuring Reserve as of February 29, 2004	$610	$71	$681
Restructuring Reserve Recorded During Fiscal 2005	1,371	1,286	2,657
Cash Payments	(1,677)	(1,229)	(2,906)
Restructuring Reserve as of February 28, 2005	$304	$128	$432
Restructuring Reserve Recorded During Fiscal 2006	(51)	269	218
Cash Payments	(248)	(375)	(623)
Restructuring Reserve as of February 28, 2006	$5	$22	$27

Total Other Expense, Net. Total other income, net, was $260 in fiscal 2006 compared to other expense of $4,916 in fiscal 2005. The improvement was primarily due to the loss on early retirement of debt of $4,205 in fiscal 2005 (See Note 5 entitled “Indebtedness” for more details). The Company was also able to generate $58 in net interest income in fiscal 2006 compared to $889 in net interest expense in fiscal 2005 as the Company had no outstanding debt during much of fiscal 2006. Equity in Results of Joint Venture was income of $196 in fiscal 2006 as compared to income of $178 in fiscal 2005 (see Note 3 of the Notes to the Consolidated Financial Statements entitled “Joint Venture and Partnership”).

Income Taxes. MSC’s effective income tax provision rate for continuing operations was 49.0% in fiscal 2006 as compared to 51.9% in fiscal 2005. The variance in the effective tax rate compared to the statutory rate for both fiscal 2006 and 2005 was due to valuation allowances for net operating losses (particularly related to our foreign subsidiary in Germany), state income taxes (including the effect of a change in Ohio tax law in the second quarter of fiscal 2006) and other differences between book and tax income.

Results of Discontinued Operations – Fiscal 2006 Compared to Fiscal 2005

EMD. On June 20, 2005, the Company completed the sale of substantially all of the assets of its EMD business. The Company recorded losses of $1,930 ($0.13 per diluted common share) and $3,378 ($0.23 per diluted common share), net of income taxes, on discontinued operations in fiscal 2006 and 2005, respectively. The loss in fiscal 2006 included $2,207 of severance and related costs incurred in preparation of the disposal of the EMD business. The Company has paid $1,743 of the severance and severance-related costs as of February 28, 2006. The remaining $464 is recorded as Current Liabilities of Discontinued Operations – EMD in the Consolidated Balance Sheet. The Company also recorded a loss on the sale of EMD of $139 ($0.01 per diluted common share), net of income taxes, in the second quarter of fiscal 2006 (See Note 2 for further information on the sale of EMD).

The following table shows the results of operations for EMD in fiscal 2006 and 2005:

	Fiscal 2006	Fiscal 2005
Net Sales	$1,132	$1,530
Gross Profit	890	880
SG&A and Other Expenses	4,005	6,445
Loss Before Income Taxes	(3,115)	(5,565)
Benefit for Income Taxes	(1,185)	(2,187)
Loss on Discontinued Operations - EMD	$(1,930)	$(3,378)

Pinole Point Steel. On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. In fiscal 2006 the Company recorded income on discontinued operations of $72, net of income taxes, compared to a loss on discontinued operations of $151, net of taxes, in fiscal 2005. The income in fiscal 2006 related to the collection of a previously written-off receivable. As of February 28, 2006, there were $216 in net liabilities remaining compared to $366 in net liabilities as of February 28, 2005. The remaining net liabilities primarily relate to workers compensation exposure not assumed by the purchasers of Pinole Point Steel, Grupo IMSA S.A. de C.V. Since the completion of the sale, Pinole Point Steel has been reported as a discontinued operation.

Results of Operations – Fiscal 2005 Compared to Fiscal 2004

	Fiscal 2005	Fiscal 2004	% Fav (Unfav) Variance
Net Sales	$263,323	$242,748	8.5%
Gross Profit	$55,071	$40,612	35.6%
% of Net Sales	20.9%	16.7%
Selling, General and Administrative	$40,832	$32,981	(23.8)%
% of Net Sales	15.5%	13.6%

Net sales for the year ended February 28, 2005 improved 8.5%, to $263,323, from $242,748 in fiscal 2004. This increase was a result of the introduction of new Quiet Steel® applications and further market penetration of the Company’s existing products. Higher revenues combined with lower costs contributed to the increase in gross profit to 20.9% of net sales, or $55,071 in fiscal 2005 compared to 16.7% or $40,612 in the prior fiscal year. Income from continuing operations for fiscal 2005 was $3,209, or $0.22 per diluted share, a significant improvement from the prior-year loss from continuing operations of $9,620 or $0.69 per diluted share. Selling, general and administrative (“SG&A”) expenses of $40,832 were 15.5% of net sales in fiscal 2005 as compared to $32,981, or 13.6% of net sales in fiscal 2004.

The following table summarizes the variances within MSC’s material-based solutions business that affected net sales.

Net Sales Variance by Market	Fiscal 2005	Fiscal 2004	Variance ($)	Variance (%)
Acoustical
Body Panel Laminate	$50,084	$20,464	$29,620	144.7%
Brakes	37,685	32,100	5,585	17.4%
Engine	22,977	19,333	3,644	18.8%
Other Acoustical	3,880	4,286	(406)	(9.5)%
Total Acoustical	$114,626	$76,183	$38,443	50.5%
Coated Metal
Appliance/HVAC	$45,971	$45,792	$179	0.4%
Building Products	31,216	31,296	(80)	(0.3)%
Body Panel – EG	11,719	14,838	(3,119)	(21.0)%
Gas Tank	8,176	6,155	2,021	32.8%
Other Coated Metal	32,744	41,674	(8,930)	(21.4)%
Total Coated Metal	$129,826	$139,755	$(9,929)	(7.1)%
Electronics
Disk Drive	$16,087	$25,112	$(9,025)	(35.9)%
Other Electronics	2,784	1,698	1,086	64.0%
Total Electronics	$18,871	$26,810	$(7,939)	(29.6)%

Sales of acoustical materials increased to $114,626 in fiscal 2005 from $76,183 in fiscal 2004, primarily due to continued acceptance of the Company’s NVH solutions. Coated metal materials sales decreased in fiscal 2005 to $129,826 from $139,755 in the prior year, primarily due to lower EG sales from the Company’s facility in Walbridge. Additionally, lower sales to the clutch plate, lighting and swimming pool markets were partially offset by higher sales to the gas tank market. Sales of electronic-based materials decreased 29.6% to $18,871 in fiscal 2005 from $26,810 in the prior fiscal year. The decline was primarily due to the shift of the Company’s supply model for the hard disk drive market to a toll processing program whereby the cost of metal is no longer reflected in the sale price. The decline was slightly offset by increased sales of set-top boxes. The Company also experienced a downturn in the electronic market due to customer inventory adjustments and an overall decrease in the size of hard disk drives.

Gross Profit. MSC’s gross profit margin was 20.9%, or $55,071, in fiscal 2005 as compared to 16.7%, or $40,612, in the prior year. The increase in gross profit was mainly due to stronger sales and improved product mix.

SG&A Expenses. SG&A expenses were $40,832 in fiscal 2005 compared to $32,981 in fiscal 2004. The significant increase in these expenses was due to a variety of items including increased healthcare costs, key employee retention expenses, vesting of long-term stock incentives and costs associated with the internal control requirements of SOX 404 and the related rules and regulations. Key employee retention expenses increased $1,283 or 398% from 2004 due to retention agreements made with various members of senior management. The Company incurred $4,116 in long-term stock incentives related to phantom stock units granted in fiscal 2005 (See “Liquidity and Capital Resources” section below for more information). The Company also incurred approximately $1,600 in costs associated with the SOX 404 compliance during fiscal 2005. The Company had no costs related to phantom stock units or SOX 404 compliance in fiscal 2004.

Asset Impairments and Other. There were no asset impairments in fiscal year 2005. In July 2004, as a result of the strategic review and events of the fourth quarter of fiscal 2004 (industry-wide metal shortages, higher metal pricing and the loss of a significant customer serviced by the Middletown facility), the Company closed its Middletown facility. The Board concluded that operating the remaining coil coating facilities would provide the best opportunities for a greater return to shareowners. The closure of this facility resulted in a pretax asset impairment charge of $7,991 recorded in the fourth quarter of fiscal 2004.

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

During the second quarter of fiscal 2004, as part of its implementation of cost reductions, the Company curtailed the future retiree health care benefits for certain active employees. This resulted in a one-time reduction in operating expenses and improvement in income from continuing operations of $1,951. This amount is recorded under Asset Impairments, Restructuring and Other in the Consolidated Statements of Income (Loss).

In fiscal 2004, the Company entered into retention agreements with officers and key employees and bought-out certain Supplemental Pension Plan (“SERP”) benefits. Approximately $322 was expensed for retention and $917 for the buyout of SERP in the fourth quarter of fiscal 2004. In addition, a contingent liability (based on employees remaining with the Company through various dates through May 31, 2005) of $1,605 was established in fiscal 2005 and approximately $250 was expensed in fiscal 2006 related to these agreements.

Total Other Expense, Net and Income Taxes. Total other expense, net, was $4,916 in fiscal 2005, compared to $3,197 in fiscal 2004. The increase was primarily due to the loss on early retirement of debt of $4,205 in fiscal 2005, partially offset by the decrease in interest expense of $2,007 related to the debt. Equity in Results of Joint Venture was income of $178 in fiscal 2005 as compared to a net loss of $211 in fiscal 2004. The loss in fiscal 2004 included Partnership losses through May 7, 2003, when the Company completed its acquisition of the balance of the Partnership (see Note 3 of the Notes to the Consolidated Financial Statements entitled “Joint Venture and Partnership”).

MSC’s effective income tax rate on continuing operations was 51.9% (provision) in fiscal 2005 as compared to 16.7% (benefit) in fiscal 2004. The variance in the effective tax rate compared to the statutory rate was due to income tax reserve adjustments, tax credits, valuation allowances for net operating losses, non-deductible compensation expenses and other permanent items relative to the loss before income taxes. During fiscal 2005, the Company reduced tax reserves by $770 due to changes in tax law in certain states in which the Company operates and the lapsing of the statute of limitations for specific tax contingencies (see Note 9 to the Consolidated Financial Statements).

Results of Discontinued Operations – Fiscal 2005 Compared to Fiscal 2004

EMD. On June 20, 2005, the Company completed the sale of substantially all of the assets of its EMD business. The results of operations for prior fiscal years have been reclassified to reflect EMD as a discontinued operation. The Company recorded losses of $3,378 ($0.23 per diluted common share) and $3,072 ($0.22 per diluted common share), net of income taxes, on discontinued operations in fiscal 2005 and 2004, respectively.

The following table shows the results of operations for EMD in fiscal 2005 and 2004:

	Fiscal 2005	Fiscal 2004
Net Sales	$1,530	$470
Gross Profit	880	403
SG&A and Other Expenses	6,445	5,464
Loss Before Income Taxes	(5,565)	(5,061)
Benefit for Income Taxes	(2,187)	(1,989)
Loss on Discontinued Operations – EMD	$(3,378)	$(3,072)

Pinole Point Steel. On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. In fiscal 2005 the Company recorded a loss on discontinued operation of $151 (net of tax) primarily related to workers compensation expenses. As of February 28, 2005, the Company had received $58,020 related to the disposition and liquidation of the business, consisting of $31,174 of sale proceeds from Grupo IMSA S.A. de C.V. and $26,846 from liquidating the Pinole Point Steel operations. The proceeds from liquidating the Pinole Point Steel operations include an income tax refund of $10,589 received during the second quarter of fiscal 2004 related to the sale of Pinole Point Steel. As of February 28, 2005, there were $366 in net liabilities remaining. The remaining net liabilities, primarily workers compensation exposure not assumed by Grupo IMSA S.A. de C.V., are reported as a discontinued operation.

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

MSC generated $20,276 of cash from operating activities in fiscal 2006. The main components of cash generated from operating activities consisted of net income plus depreciation and amortization, improved collection of accounts receivable and an increase in deferred tax assets partially offset by a significant decrease in accrued expenses. The decrease in accrued expenses primarily relates to the payment of accrued incentive compensation. The Company generated $5,434 of cash from operating activities in fiscal 2005 primarily due to depreciation and amortization and an increase in accounts payable partially offset by a significant increase in inventories. The increase in inventory and the related accounts payable was designed to address the availability and pricing issues of metal used in production. The Company generated $4,397 in cash from operating activities in fiscal 2004.

In fiscal 2006, MSC invested $8,449 in capital improvement projects compared to $5,117 and $4,519 in fiscal 2005 and 2004, respectively. The increase was primarily due to the expenditures related to the construction of the ARC. The Company also invested $2,698 in capital improvements in fiscal 2006 that were reflected in accounts payable on the Consolidated Balance Sheet at February 28, 2006. These improvements are reported as non-cash transactions as the cash will be paid during the first quarter of fiscal 2007. Fiscal 2007 capital expenditures are projected to be approximately $12,000 in addition to those amounts in accounts payable at February 28, 2006. The Company has an asset retirement obligation related to the leasing of the ARC in Canton, Michigan. The Company recorded $81 related to this obligation as of February 28, 2006 as an addition to its Construction-in-Progress and an increase to Other Long-Term Liabilities on its Consolidated Balance Sheet.

In March 2004, one of the Company’s letters of credit for $275 was canceled and the related cash collateral was released to the Company. On May 11, 2004, the remaining cash collateral of $3.082 was released to the Company upon the effective date of the amended and restated line of credit described below. In July 2004, a letter of credit for $1,077, related to a customer dispute, expired and was not renewed.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. There were no borrowings outstanding under the New Line as of February 28, 2006. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of February 28, 2006. The Company classified $1,100 outstanding under the New Line as long-term debt as of February 28, 2005. At the Company’s option, interest is at the bank’s prime rate (7.5% and 5.5% as of February 28, 2006 and 2005, respectively) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income for each fiscal quarter ending on or after May 31, 2004, or $84,449, as of February 28, 2006. As of February 28, 2006, the Company was in compliance with all debt covenants. As of May 15, 2006, the Company was in violation of certain reporting covenants required under the New Line due solely to the failure to timely file and deliver this Annual Report on Form 10-K for the fiscal year ended February 28, 2006. On May 15, 2006, the lenders under the New Line waived the Company’s breach of such reporting covenants. Under the New Line, there are restrictions on the Company’s use of its cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In May 2004, the Company redeemed all of its 1998 Senior Notes. The debt prepayment consisted of principal of $43,944, interest of $1,346 and a contractual prepayment penalty of $4,051. The Company recorded a loss on the early retirement of debt of $4,205, which included the contractual prepayment penalty and the expense of previously capitalized financing charges.

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

On December 15, 2003, the Company entered into a definitive agreement for the sale of equipment related to the idled coil coating line for $1,400 (net of commission). During the second quarter of fiscal 2005, the Company shipped $273 of the equipment to the buyer. During the third quarter of fiscal 2005, the Company received the final payment of $450 and shipped the remaining portion of the equipment to the buyer. As a result of the shipment of the remaining equipment, title transferred to the buyer and a gain of $548 was recognized in the third quarter of fiscal 2005 and is included in Cost of Sales in the Consolidated Statements of Income. During the first quarter of fiscal 2004, MSC received $679 of proceeds and recorded a gain of $162 related to the sale of vacant real estate near the Company’s Morrisville, Pennsylvania facility.

On December 16 and 17, 2004, the Company’s Non-Executive Chairman of the Board, certain executive officers and key managers vested in long-term incentives in the form of phantom stock units granted during fiscal 2005. According to the terms of the long-term incentive agreements, the units vested and cash payouts for all of the phantom stock units were due as a result of the Company’s stock price closing above $14.00 and $15.00 for 30 consecutive trading days. The Company paid cash and recorded $4,116 of expense during the fourth quarter of fiscal 2005.

The Company paid minimum royalty fees of $2,750 in fiscal 2005 and $1,500 in fiscal 2004 related to the license agreement with TST. The Company had a contingent liability related to the license agreement with TST to pay minimum royalty fees of $2,750 in fiscal 2006. As a result of the EMD sale consummated on June 20, 2005, the Company was relieved of this license fee obligation in fiscal 2006. In addition, MSC was also relieved of approximately $825 of obligations related to certain cost sharing arrangements between MSC and TST projected for the 18 months ending in November 2006.

In February 2006, the Company’s Board of Directors approved a new share repurchase program whereby the Company may repurchase up to one million shares of the Company’s common stock. No shares have been repurchased under this new program as of the filing of this Form 10-K.

The Company is continuously reviewing the potential for investments in its growth markets. In addition, the Company also reviews the potential value to shareowners of divesting facilities or other assets that are not performing to the Company’s expectations.

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations. (See “Legal Proceedings” and Note 4 of the Notes to the Consolidated Financial Statements entitled “Contingencies”).

Contractual Obligations. The following table summarizes the contractual obligations the Company has outstanding as of February 28, 2006.

Contractual Obligations	Obligations Due In
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$10,248	$2,092	$3,203	$989	$3,964
Purchase Obligations	34,280	29,979	4,301	—	—
Other Long-Term Liabilities(1)	12,709	1,290	2,719	2,632	6,068
Total	$57,237	$33,361	$10,223	$3,621	$10,032

(1)	Other Long-Term Liabilities represent the expected payments for the Company’s obligations for pension and other post-retirement benefits. See Note 7 to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements as of February 28, 2006.

Inflation

MSC believes that inflation has not had a significant impact on fiscal 2006, 2005 and 2004 results of operations. However, as explained earlier in this Item 7, the Company has experienced increased costs for both raw materials and energy which has had a negative impact on the gross profit in fiscal 2006.

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

Revenue Recognition. The Company recognizes revenue upon shipment of goods to customers, at which time title (MSC’s value-added content in the case of toll processing) and risk of loss pass to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Income (Loss). The Company’s revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company also records reductions of revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any material differences between these estimates and our actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. The Company had claims reserves of $3,460 as of February 28, 2006. A 10% increase in the Company’s manufacturing claims experience would have the effect of increasing the reserve by $108.

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

The Company has a subsidiary in Germany that is currently operating in a loss position. The carrying value of the subsidiary’s long-lived assets was $1,937 as of February 28, 2006. The sales of the German subsidiary were $4,683, $3,826 and $2,423 in fiscal 2006, 2005 and 2004, respectively. The pretax loss on continuing operations was $1,808, $1,135 and $7,759 in fiscal 2006, 2005 and 2004, respectively. Management believes, based on current projections, that the operations will generate future cash flows sufficient to support the carrying value of the long-lived assets. Consequently, no write-down of these assets is necessary at this time.

Income Taxes. As part of the process of preparing the consolidated financial statements, the Company is required to estimate the actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income. The assessment considers several factors, including an estimate of the likelihood that the Company will generate sufficient taxable income in future years in which temporary differences reverse in the jurisdiction to which the deferred tax asset relates. This evaluation is primarily based on the Company’s historical earnings, projected operating results, applicable net operating loss carryforward expiration dates and identified actions under the control of the Company in realizing the associated carryforward benefits. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent the Company determines the need to establish a valuation allowance or increase such allowance, the Company must include an expense within the tax provision in the accompanying consolidated statement of income. The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

The Company had $13,451 of gross deferred tax assets as of February 28, 2006, resulting from net operating loss carryforwards and other deductible temporary differences, which may reduce taxable income in future periods to the extent the Company generates profits. These assets relate to federal, state and foreign tax jurisdictions; the Company would have to generate taxable income in the jurisdiction in which the deferred tax asset exists in order to utilize these assets. The valuation allowance on these deferred tax assets is $5,621 as of February 28, 2006.

Retirement Plans. The plan obligations and related assets of defined benefit retirement plans (including the non-contributory supplemental pension plans for some MSC officers) and other postretirement health care plans are presented in Note 7 of the Notes to Consolidated Financial Statements entitled “Retirement Plans.” Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting actuaries using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate at which the obligation could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected. A one percentage point increase in the estimated discount rate would decrease the net pension expense by $2 and decrease the estimated pension liability by $1,529. A one percentage point decrease in the discount rate would increase the net pension expense by $76 and increase the estimated pension liability by $1,806. A one percentage point increase or decrease in the estimated future return on plan assets would have a $67 relative effect on fiscal 2006 net pension expense. The estimated future return on plan assets for the fiscal 2007 pension benefit income calculation is 8.4%.

Environmental Reserves. The Company is a party to various legal proceedings in connection with the remediation of certain environmental matters. The Company records these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. There are a number of assumptions that are made, including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties (“PRPs”) and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. MSC believes its range of exposure for these proceedings and known sites is $1.1 million to $1.6 million and as of February 28, 2006, has approximately $1.1 million in its environmental reserves.

Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), to be recognized as current period charges. In addition, it requires that allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for the Company beginning March 1, 2006. The Company expects the adoption of this standard will have no material impact on the Company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires compensation costs related to share-based payment transactions to be measured at grant-date fair value and the expense to be recognized in the financial statements. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) will be effective for the Company’s first quarter of fiscal 2007. The Company expects the adoption of this standard will have no material impact on the Company’s financial position, results of operations and cash flows.

In February 2006, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus the timing and/or method of settlement may be conditional on a future event. The adoption of FIN 47 had no material impact on the Company’s financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company operates internationally in Germany and Malaysia and has a joint venture in Brazil, and thus is subject to potentially adverse movements in foreign currency rates. As of February 28, 2006 and 2005, foreign sales were approximately 4.2% and 3.9% of consolidated net sales, respectively. Historically, the effect of movements in the exchange rates has not been material to the financial position or the results of operations of the Company. The Company believes the movement in foreign currency exchange rates will not have a material adverse affect on the financial statements of the Company.

The Company has a $30 million line of credit at the lender’s prime rate of interest (7.5% as of February 28, 2006) or at LIBOR plus a margin. There was no debt outstanding as of February 28, 2006. See Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness”.

Item 8. Financial Statements and Supplementary Data

The following pages contain the Financial Statements and Supplementary Data as required by Item 8 of Part II of Form 10-K.

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Material Sciences Corporation

Elk Grove Village, IL

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation and subsidiaries (the “Company”) as of February 28, 2006 and 2005, and the related consolidated statements of income (loss), shareowners’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended February 28, 2006. Our audits also included the financial statement schedule listed in the Index in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Material Sciences Corporation as of February 28, 2006 and 2005, and the results of their operations and their cash flows for the three years in the period ended February 28, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

Deloitte & Touche LLP

Chicago, Illinois

May 19, 2006

Consolidated Statements of Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,

(In thousands, except per share data)	2006	2005	2004
Net Sales	$286,614	$263,323	$242,748
Cost of Sales	235,882	208,252	202,136
Gross Profit	50,732	55,071	40,612
Selling, General and Administrative Expenses	36,655	40,832	32,981
Asset Impairments, Restructuring and Other	218	2,657	15,982
Income (Loss) from Operations	13,859	11,582	(8,351)
Other (Income) and Expense:
Interest (Income) Expense, Net	(58)	889	2,896
Loss on Early Retirement of Debt	—	4,205	—
Equity in Results of Joint Venture	(196)	(178)	211
Other, Net	(6)	—	90
Total Other (Income) Expense, Net	(260)	4,916	3,197
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	14,119	6,666	(11,548)
Provision (Benefit) for Income Taxes	6,918	3,457	(1,928)
Income (Loss) from Continuing Operations	7,201	3,209	(9,620)
Loss on Discontinued Operations Including Loss on Sale of EMD (Net of Benefit for Income Taxes of $1,228, $2,330 and $2,305, Respectively)	(1,997)	(3,529)	(3,561)
Net Income (Loss)	$5,204	$(320)	$(13,181)

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.49	$0.22	$(0.69)
Loss on Discontinued Operations	(0.14)	(0.24)	(0.25)
Basic Net Income (Loss) Per Share	$0.35	$(0.02)	$(0.94)
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.49	$0.22	$(0.69)
Loss on Discontinued Operations	(0.14)	(0.24)	(0.25)
Diluted Net Income (Loss) Per Share	$0.35	$(0.02)	$(0.94)
Weighted Average Number of Common Shares Outstanding
Used for Basic Net Income (Loss) Per Share	14,661	14,351	13,990
Dilutive Shares	29	64	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,690	14,415	13,990
Outstanding Common Stock Options Having No Dilutive Effect	125	22	427

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

(In thousands, except share data)	February 28, 2006	February 28, 2005
Assets
Current Assets:
Cash and Cash Equivalents	$13,600	$1,774
Receivables, Less Reserves of $5,264 and $5,945, Respectively	36,419	39,713
Income Taxes Receivable	2,687	134
Prepaid Expenses	1,234	1,211
Inventories:
Raw Materials	15,840	17,904
Finished Goods	24,218	23,637
Deferred Income Taxes	2,599	2,727
Current Assets of Discontinued Operation – EMD	4	—
Total Current Assets	96,601	87,100
Property, Plant and Equipment:
Land and Building	55,032	54,533
Machinery and Equipment	168,283	166,048
Construction in Progress	10,291	3,807
	233,606	224,388
Accumulated Depreciation	(160,468)	(149,828)
Net Property, Plant and Equipment	73,138	74,560
Other Assets:
Investment in Joint Venture	2,153	1,694
Goodwill	1,319	1,319
Deferred Income Taxes	813	3,496
Other	544	1,058
Total Other Assets	5,158	7,567
Total Assets	$174,568	$169,227
Liabilities
Current Liabilities:
Accounts Payable	$30,492	$25,938
Accrued Payroll Related Expenses	5,877	10,355
Accrued Expenses	5,896	5,753
Current Liabilities of Discontinued Operation – EMD	467	—
Current Liabilities of Discontinued Operation – Pinole Point Steel	216	366
Total Current Liabilities	42,948	42,412
Long-Term Liabilities:
Long-Term Debt	—	1,100
Other	9,748	9,473
Total Long-Term Liabilities	9,748	10,573
Shareowners' Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	—	—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,912,582 Shares Issued and 14,723,934 Shares Outstanding as of February 28, 2006 and 18,827,944 Shares Issued and 14,639,296 Shares Outstanding as of February 28, 2005	378	377
Additional Paid-In Capital	78,573	77,402
Treasury Stock at Cost, 4,188,648 Shares as of February 28, 2006 and 2005	(46,528)	(46,528)
Retained Earnings	88,131	82,927
Accumulated Other Comprehensive Income	1,318	2,064
Total Shareowners’ Equity	121,872	116,242
Total Liabilities and Shareowners' Equity	$174,568	$169,227

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	2006	2005	2004
Cash Flows From:
Operating Activities:
Net Income (Loss)	$5,204	$(320)	$(13,181)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
Operating Activities:
Depreciation and Amortization	11,526	11,802	14,849
Asset Impairments	—	—	14,633
Provision (Benefit) for Deferred Income Taxes	6,144	3,008	(1,928)
Compensatory Effect of Stock Plans	(67)	110	800
Tax Benefit of Stock Options	125	380	—
(Gain) Loss on Sale of Assets	106	(176)	(92)
Other, Net	(196)	(178)	(817)
Changes in Assets and Liabilities:
Receivables	2,715	700	(10,236)
Income Taxes Receivable	(2,678)	(83)	1,183
Prepaid Expenses	(37)	85	510
Inventories	1,176	(10,140)	(4,733)
Accounts Payable	1,909	5,167	(1,543)
Accrued Expenses	(6,657)	(2,453)	(3,539)
Other, Net	(141)	(297)	(1,226)
Net Cash Provided by (Used in) Continuing Operations	19,129	7,605	(5,320)
Net Cash Provided by (Used in) Discontinued Operations	1,147	(2,171)	9,717
Net Cash Provided by Operating Activities	20,276	5,434	4,397
Investing Activities:
Capital Expenditures	(8,449)	(5,117)	(4,519)
Acquisitions, Net of Cash Acquired	—	—	(568)
Proceeds from Sale of Asset	—	2,822	679
Investment in Joint Venture	—	—	(358)
Purchases of Marketable Securities	—	—	(83)
Proceeds from Sale of Marketable Securities	—	—	1,167
Change in Restricted Cash Related to Letters of Credit	—	3,357	(1,077)
Other	—	124	75
Net Cash Provided by (Used in) Investing Activities	(8,449)	1,186	(4,684)
Financing Activities:
Proceeds Under Lines of Credit	19,000	84,318	—
Payments of Long-Term Debt	(20,100)	(127,162)	(11,558)
Payments of Rights Redemption	—	—	(148)
Issuance of Common Stock	1,114	4,533	1,596
Net Cash Provided by (Used in) Financing Activities	14	(38,311)	(10,110)
Effect of Exchange Rate Changes on Cash	(15)	(18)	—
Net Increase (Decrease) in Cash	11,826	(31,709)	(10,397)
Cash and Cash Equivalents at Beginning of Year	1,774	33,483	43,880
Cash and Cash Equivalents at End of Year	$13,600	$1,774	$33,483
Non-Cash Transactions:
Asset Retirement Obligation Established	$81	$—	$—
Capital Expenditures in Accounts Payable at Year End	$2,698	$—	$—
Supplemental Cash Flow Disclosures:
Interest Paid	$117	$1,695	$3,462
Income Taxes Paid	$3,335	$207	$684

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners' Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance as of February 28, 2003	18,221,830	$365	$70,143	$96,428	(4,188,648)	$(46,528)
Net Loss	—	—	—	(13,181)	—	—
Issuance of Common Stock	165,284	4	1,572	—	—	—
Rights Redemption	—	—	(148)	—	—	—
Compensatory Effect of Stock Plans	44,884	—	800	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	20	—	—	—
Balance as of February 29, 2004	18,431,998	369	72,387	83,247	(4,188,648)	(46,528)
Net Loss	—	—	—	(320)	—	—
Issuance of Common Stock	411,371	8	4,525	—	—	—
Compensatory Effect of Stock Plans	(15,425)	—	110	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	380	—	—	—
Balance as of February 28, 2005	18,827,944	377	77,402	82,927	(4,188,648)	(46,528)
Net Income	—	—	—	5,204	—	—
Issuance of Common Stock	106,138	2	1,112	—	—	—
Compensatory Effect of Stock Plans	(21,500)	(1)	(66)	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	125	—	—	—
Balance as of February 28, 2006	18,912,582	$378	$78,573	$88,131	(4,188,648)	$(46,528)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	2006	2005	2004
Net Income (Loss)	$5,204	$(320)	$(13,181)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(251)	348	1,418
Minimum Pension Liability, Net of Benefit for Income Taxes of $340, $179 and $24, Respectively	(495)	(275)	(38)
Total Other Comprehensive Income (Loss)	(746)	73	1,380
Comprehensive Income (Loss)	$4,458	$(247)	$(11,801)

The accompanying notes are an integral part of these statements.

Material Sciences Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

The operations of Material Sciences Corporation and its wholly owned subsidiaries (“MSC” or the “Company”) consist of providing material-based solutions for acoustical, coated metal and electronic applications. Principal markets include the automotive, building and construction, electronics, lighting and appliance markets.

Summary of Significant Accounting Policies

The significant accounting policies of MSC, as summarized below, conform with accounting principles generally accepted in the United States of America (“GAAP”). As discussed in Note 2 entitled “Sale of Business”, the results of operations of the Company’s Electronic Materials and Devices Group (“EMD”) have been reclassified to reflect EMD as a discontinued operation for all periods presented. The Company, however, has not reclassified prior period amounts in the Consolidated Balance Sheets. Certain other prior year amounts have been reclassified to conform to the fiscal 2006 presentation.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts for MSC after all significant intercompany transactions have been eliminated. In South America, the Company owns a 51% interest in a joint-venture partnership with Tekno S.A. (“Tekno”) which provides for the manufacture and sale of acoustical products. The Company maintains a voting interest no greater than 50% in Tekno. Under the terms of the Tekno agreement, significant actions require unanimous consent of all parties and, as a result, MSC does not have a controlling interest in Tekno. Accordingly, the Company accounts for Tekno under the equity method.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of any long-term debt approximates fair value due to the variable interest rates. The carrying amounts of the other financial assets and liabilities approximate fair value due to the short maturities of these instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at their fair market value net of allowances for doubtful accounts, claims, discounts and other credits expected to be granted to customers. The Company provides reserves for uncollectible receivables due to customer bankruptcy, insolvency or disputes over pricing. The methodology for calculating the allowance for doubtful accounts includes an assessment of specific receivables that are aged and an assessment of the aging of the total receivable pool. The Company also records reductions of revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any material differences between these estimates and actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. The total accounts receivable reserves were $5,264 and $5,945 at February 28, 2006 and 2005, respectively.

Inventories

Inventories are stated at the lower of cost or market, using either the specific identification, average cost, or first-in, first-out method of cost valuation. Due to the continuous nature of the Company’s operations, work-in-process inventories are not material. The Company holds some of its inventory at outside processors. The Company had approximately $4,300 and $3,400 of inventory at outside processors at February 28, 2006 and 2005, respectively.

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

Intangible assets consist principally of the excess of cost over the fair market value of net assets acquired (“goodwill”) and intangibles related to the accounting for pension benefits. As discussed below, goodwill is no longer subject to amortization and is subject to at least an annual assessment of impairment by applying a fair value based test.

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

Research and Development

The Company expenses all research and development costs in the period incurred. Research and development expenses from continuing operations of $2,299, $2,629 and $2,900 in fiscal 2006, 2005 and 2004, respectively, are included in the Selling, General and Administrative Expenses on the Consolidated Statements of Income (Loss). The Company also expensed $416, $1,796 and $1,447 of research and development costs for EMD in fiscal 2006, 2005 and 2004, respectively, included in discontinued operations.

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

	February 28, 2006	February 28, 2005
Automotive Customers	67%	43%
U.S. Steel Mill Customers	4%	12%
Hard Disk Drive Customer	4%	5%

Foreign Currency

The Company’s international operations are translated into U.S. dollars using current exchange rates at the balance sheet date for assets and liabilities. A weighted average exchange rate is used to translate sales, expenses, gains and losses. The currency translation adjustments are reflected in Accumulated Other Comprehensive Income (Loss) in Shareowners’ Equity.

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other

Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on March 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill is subject to at least an annual assessment of impairment by applying a fair value based test, beginning on the date of adoption of the new accounting standard. The Company performs its annual impairment test as of the last day of the fiscal year. In the fourth quarter of fiscal 2004, based on its annual assessment of the goodwill associated with the acquisition of Goldbach Automobil Consulting (“GAC”), the Company recorded a pretax impairment charge of $6,739 during the fourth quarter of fiscal 2004. The impairment resulted from slower growth in the penetration of the European brake market than previously projected. In addition, the Company experienced delays in the negotiation of definitive agreements with a potential strategic partner related to the marketing and sales of Quiet Steel® in Europe (see Note 13 of the Notes to the Consolidated Financial Statements entitled “Asset Impairments and Restructuring”).

Apart from goodwill, the Company has no other identified intangible assets. There were no changes in the carrying amount of goodwill for the years ended February 28, 2006 and 2005. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal 2006 and there was no impairment as a result of this test. The net goodwill balance was $1,319 as of February 28, 2006 and 2005.

Equity Plans

The Company has four equity award plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”); the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”); the Material Sciences Corporation Stock Option Plan for Non-Employee Directors (“1996 Directors Plan”); and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). MSC accounts for all plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been as shown in the following pro forma amounts:

	2006	2005	2004
Net Income (Loss):
As Reported	$5,204	$(320)	$(13,181)
Add: Stock-Based Employee Compensation Expense (Income) Included in Reported Net Income, Net of Related Tax Effects	(41)	3,199	485
Deduct: Total Stock Based Employee Compensation (Expense) Income Determined Under Fair Value Based Method for All Awards, Net of Related Tax Effects	24	(4,046)	(1,388)
Pro Forma	$5,187	$(1,167)	$(14,084)
Basic Net Income (Loss) Per Share:
As Reported	$0.35	$(0.02)	$(0.94)
Pro Forma	$0.35	$(0.08)	$(1.01)
Diluted Net Income (Loss) Per Share:
As Reported	$0.35	$(0.02)	$(0.94)
Pro Forma	$0.35	$(0.08)	$(1.01)

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) at February 28 are as follows:

	2006	2005
Foreign Currency Translation	$2,838	$3,089
Minimum Pension Liability, net of tax of $983 and $643	(1,520)	(1,025)
Total	$1,318	$2,064

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), to be recognized as current period charges. In addition, it requires that allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for the Company beginning March 1, 2006. The Company expects the adoption of this standard will have no material impact on the Company’s financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires compensation costs related to share-based payment transactions to be measured at grant-date fair value and the expense to be recognized in the financial statements. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) will be effective for the Company’s first quarter of fiscal 2007. The Company expects the adoption of this standard will have no material impact on the Company’s financial position, results of operations and cash flows.

In February 2006, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus the timing and/or method of settlement may be conditional on a future event. The adoption of FIN 47 had no material impact on the Company’s financial position, results of operations and cash flows.

Note 2: Sale of Business

On June 20, 2005, the Company completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of its EMD business to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2,750 as well as approximately $825 of obligations related to certain cost sharing agreements between the Company and TST projected for the 18 months ending in November 2006. The Company no longer reports EMD as a separate segment, rather it reports EMD as a discontinued operation with all prior period results of operations set forth herein reclassified to reflect that presentation. The Company, however, has not reclassified prior period amounts in the Consolidated Balance Sheets.

The Company recorded a loss on the sale of EMD assets of $139 (or $.01 per diluted common share), net of income tax benefit of $86, in the second quarter of fiscal 2006. The loss included $225 in deal costs and asset write-offs, net of the cost sharing liabilities that were forgiven as part of the deal.

Note 3: Joint Venture and Partnership

On May 7, 2003, International Steel Group, Inc. (“ISG”) purchased substantially all of Bethlehem Steel Corporation’s (“BSC”) assets, including BSC’s 33.5% interest in Walbridge Coatings (the “Partnership”), and MSC purchased this Partnership interest from ISG for $3,600. Accordingly, as of such date, the Company has a 100% ownership interest in the Walbridge operation. Prior to May 7, 2003, the Company did not have voting control of the Partnership and accounted for the Partnership under the equity method. Beginning May 7, 2003, the results of Walbridge Coatings have been consolidated with the results of MSC and are included in the Consolidated Financial Statements. In conjunction with these transactions, the Company entered into a tolling agreement with ISG to provide electrogalvanizing and other coating and ancillary services to ISG until December 31, 2004, and ISG assumed all amounts payable by BSC to the Partnership. Through the expiration date of the tolling agreement, ISG had priority production rights for up to 25% of the available line time at the Walbridge, Ohio facility, and MSC marketed the remaining 75% of the line time. In fiscal 2006, ISG utilized less than 1% of available line time at the Walbridge facility compared to 20% of available time in fiscal 2005. Subsequent to the expiration of the tolling agreement with ISG, the Company provides services to ISG in the ordinary course of business.

Prior to May 7, 2003, MSC’s net sales for electrogalvanizing primarily consisted of various fees charged to the Partnership for operating the facility. The fees charged to the Partnership consisted of a variable portion, based on the production volumes and product mix, and a fixed portion, including taxes, rent, insurance and the fixed portion of electricity. The overall profitability to MSC depended on the Company’s processing skill and efficiency. MSC had the right to utilize available line time to the extent BSC did not order Partnership services.

Summarized financial information for the Partnership is presented below.

Income Statement Information:	2006	2005	2004
Net Sales	$—	$—	$4,849
Loss from Operations	—	—	(446)
Net Loss	—	—	(440)

In November 2000, a subsidiary of MSC formed a joint venture partnership with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. Tekno’s sales were $3,345, $2,325 and $1,260 in fiscal 2006, 2005 and 2004, respectively. Tekno’s income was $405, $350 and $160 in fiscal 2006, 2005 and 2004, respectively.

Under the equity method, MSC includes its portion of the Partnership’s and Tekno’s results of operations in the Consolidated Statements of Income (Loss) under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was net income of $196 in fiscal 2006, net income of $178 in fiscal 2005 and a net loss of $211 in fiscal 2004.

Note 4: Contingencies

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a Superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) for the surface, soil and ground water contamination at this site.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In late December 2005, the Company received an update indicating that the projected remediation costs would increase significantly primarily due to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed and increased oversight costs of the United States Environmental Protection Agency. Accordingly, the Company treated the cost update as a change in estimate and increased its reserves related to this matter by $467 as of the end of the second quarter of fiscal 2006 to reflect the Company’s share of the increased remediation costs. This charge was recorded in Selling, General and Administrative expenses in the accompanying Consolidated Statement of Income (Loss). The estimated range of the Company’s remaining liability for this site is $950 to $1,000. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In November 2003, MSC, along with many other companies, was named as a PRP by the U.S. Environmental Protection Agency under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. Initial estimates show the Company’s potential range of liability to be $25 to $35, but the information provided to-date has been limited.

In May 2002, the Company sold substantially all of the assets of its Pinole Point Steel business. In December 2004, the purchaser of the facility received a letter from the California Regional Water Quality Control Board requesting an investigation of contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation efforts may be required. The Company believes that any such contamination occurred prior to its acquisition of the facility in 1997, and, therefore, the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, the Company may be required to do so. The Company is unable to estimate the potential liability, if any, in this matter due to the limited information provided to-date.

The Company’s environmental reserves, based on management’s best estimate, were approximately $1,100 and $1,000 as of February 28, 2006 and 2005, respectively. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial statements, given the reserves recorded as of February 28, 2006 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposures. MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1,100 to $1,600.

On May 8, 2006, the Company received a notice from the Securities and Exchange Commission (“SEC”) requesting that the Company voluntarily produce information regarding the material weaknesses in the internal control over financial reporting disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 28, 2005. The Company is fully cooperating with the SEC’s request. The Company cannot predict whether the SEC will seek additional information or what the outcome of this matter will be.

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

Note 5: Indebtedness

Long-term debt consists of the obligations presented in the chart below.

Long-Term Debt Obligations	2006	2005
Borrowings Under Lines of Credit	$—	$1,100
Less Current Portion	—	—
Long-Term Debt	$—	$1,100

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The New Line agreement expires on October 11, 2007. There were no borrowings outstanding under the New Line as of February 28, 2006. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of February 28, 2006. The Company classified $1,100 outstanding under the New Line as long-term debt as of February 28, 2005. At the Company’s option, interest is at the bank’s prime rate (7.5% and 5.5% as of February 28, 2006 and 2005, respectively) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $84,449 on February 28, 2006. As of February 28, 2006, the Company was in compliance with all debt covenants. As of May 15, 2006, the Company was in violation of certain reporting covenants required under the New Line due solely to the failure to timely file and deliver this Annual Report on Form 10-K for the fiscal year ended February 28, 2006. On May 15, 2006, the lenders under the New Line waived the Company’s breach of such reporting covenants. Under the New Line, there are restrictions on the Company’s use of its cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In March 2004, one of the Company’s letters of credit for $275 was canceled and the related cash collateral was released to the Company. On May 11, 2004, the remaining cash collateral of $3,082 was released to the Company upon the effective date of the amended and restated line of credit described above. In July 2004, a letter of credit for $1,077, related to a customer dispute, expired and was not renewed. In January 2005, a letter of credit related to Workers Compensation was reduced by $141. As of February 28, 2006 and 2005, the Company had $1,864 in outstanding letters of credit.

On February 27, 1998, MSC authorized the issuance and sale of $61,500 Senior Notes (“1998 Senior Notes”) in two series. The interest rate on the $5,000 Series A Note was 6.49%, and the Note matured on May 31, 2003. The interest rate on the $56,500 Series B Notes was 6.80%, and the Notes were to mature on May 31, 2010. The 1998 Senior Notes were issued and funded on February 27, 1998. On June 2, 2003, the Company made a principal payment of $11,278 against the 1998 Senior Notes. The estimated fair value of the 1998 Senior Notes, based on discounted cash flows, was less than the carrying value by $5,493 as of February 29, 2004.

In May 2004, the Company repaid all of its 1998 Senior Notes. The debt prepayment consisted of principal of $43,944, interest of $1,346 and a contractual prepayment penalty of $4,051. The Company recorded a loss on the early retirement of debt of $4,205 which included the contractual prepayment penalty and the write-off of previously capitalized financing costs.

Note 6: Leases

MSC leases one manufacturing facility (Walbridge, Ohio) under a five year lease ending June 30, 2008 with the option to extend in five-year increments through June 30, 2028. The Walbridge, Ohio facility lease contains certain covenants with which the Company was in compliance. Other equipment is leased under non-cancelable operating leases.

The table below presents future minimum lease payments, gross of $869 in future income under contractual sublease agreements.

Minimum Lease Payments
2007	$2,092
2008	2,151
2009	1,052
2010	489
2011	500
2012 and Thereafter	3,964
Total Minimum Lease Payments	$10,248

There was no amortization of leased property in fiscal 2006 and 2005. Amortization of leased property in fiscal 2004 was $279. Total rental expense under operating leases was $2,297 in fiscal 2006, $2,448 in fiscal 2005 and $2,781 in fiscal 2004.

Note 7: Retirement Plans

MSC has non-contributory defined benefit and defined contribution pension plans that cover a majority of its employees. The Company funds amounts required to meet ERISA funding requirements for the defined benefit plans. The Company makes an annual contribution to the defined contribution plan for the amount earned by participating employees after the end of each calendar year. The cost of the defined contribution plan was $639 in fiscal 2006, $727 (including $30 for EMD) in fiscal 2005 and $1,131 (including $33 for EMD) in fiscal 2004. In addition to the benefits previously described, some former MSC officers participate in a non-contributory supplemental pension plan.

The Company provides its retired employees with certain postretirement health care benefits, which MSC may periodically amend or modify. Certain employees may be eligible for these benefits if they reach normal retirement age while employed by the Company.

The following tables present a reconciliation of the change in benefit obligation, a reconciliation of the change in plan assets, a statement of the funded status of the plans, the components of net periodic benefit cost and the assumptions used in determining the plans’ funded status. The assumptions do not consider salary increases as the majority of plans are either frozen or do not provide for salary increases in future benefits.

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in Benefit Obligation:
Obligation, March 1	$13,545	$14,356	$2,188	$1,909
Service Cost Benefits Earned During the Period	158	149	73	67
Interest Cost on Benefit Obligation	803	754	120	115
Plan Amendments	—	—	—	—
Actuarial Loss	1,145	560	312	297
Benefit Payments	(1,126)	(2,286)	(173)	(200)
Curtailments	—	—	—	—
Other Plan Changes	—	12	—	—
Obligation, February 28	$14,525	$13,545	$2,520	$2,188
Change in Plan Assets:
Plan Assets at Fair Value, March 1	$6,812	$6,035	$61	$65
Actual Return on Plan Assets	827	824	(3)	(4)
Company Contributions	834	2,239	173	200
Benefit Payments	(1,126)	(2,286)	(173)	(200)
Plan Assets at Fair Value, February 28	$7,347	$6,812	$58	$61
Funded Status:
Funded Status	$(7,178)	$(6,733)	$(2,462)	$(2,127)
Unrecognized Transition Obligation	1	4	—	—
Unrecognized Prior Service Cost	302	397	—	—
Unrecognized Loss	2,503	1,705	660	349
Net Amount Recognized	$(4,372)	$(4,627)	$(1,802)	$(1,778)

	Pension Benefits
	2006	2005
Plans with Accumulated Benefit Obligation in excess of Plan Assets
Projected Benefit Obligation	$14,525	$13,545
Accumulated Benefit Obligation	$14,525	$13,508
Fair Value of Plan Assets	$7,347	$6,812

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost:
Service Cost Benefits Earned During the Period	$158	$149	$172	$73	$67	$111
Interest Cost on Benefit Obligation	803	754	738	120	115	126
Expected Return on Assets	(561)	(513)	(397)	(5)	(6)	(6)
Amortization of Transition Obligation	4	3	2	—	—	—
Amortization of Prior Service Cost	94	96	98	—	—	(34)
Amortization of Net (Gain) Loss	81	25	44	10	—	—
Expense Due to Plan Amendments	—	—	270	—	—	—
Settlements and Curtailment	—	11	1,467	—	—	(1,951)
Net Periodic Benefit Cost	$579	$525	$2,394	$198	$176	$(1,754)

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Amounts Recognized in the Consolidated Balance Sheets
Prepaid Benefit Cost	$625	$626	$—	$—
Accrued Benefit Liability	(7,803)	(7,322)	(1,802)	(1,778)
Intangible Asset	303	401	—	—
Accumulated Other Comprehensive Income	2,503	1,668	—	—
Net Amount Recognized	$(4,372)	$(4,627)	$(1,802)	$(1,778)

	2006	2005
Additional Information
Increase in Minimum Liability Included in Other Comprehensive Income	$835	$454

	2006	2005	2004
Assumptions Used in Determining the Plans' Funded Status:
Discount Rate	5.50%	5.75%	6.00%
Expected Long-Term Rate of Return on Assets	8.40%	8.40%	8.40%
Rate of Increase in Compensation Levels	N/A	3.00%	3.00%

MSC continues to review its postretirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated postretirement benefit obligation, of which only a minor amount has been funded, and net cost, MSC used a 10% health care cost trend rate decreasing until leveling off at 5% in calendar 2010, however for some benefits no trend rate is applicable. The Company’s weighted average trend rate was 5.5% as of February 28, 2006.

A 1% increase in assumed health care cost trend rates will raise the total of the service and interest cost components of net periodic postretirement benefit cost by $47 and the health care component of the accumulated postretirement benefit obligation by $326 as of February 28, 2006. A 1% decrease in assumed health care cost trend rates will lower the total of the service and interest cost components of net periodic postretirement benefit cost by $36 and the health care component of the accumulated postretirement benefit obligation by $266 as of February 28, 2006.

On May 19, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on accounting for the effects of prescription drug provisions of the Medicare Act (“Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by this Act. This FSP supersedes FSP 106-1 of the same subject that allowed employers to either defer or recognize the legislation’s effect. FSP 106-2 required accounting for the effects of the Act no later than the Company’s quarter ended November 30, 2004. The adoption of FSP 106-2 did not have a material impact on the Company’s Consolidated Financial Statements.

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

During the fourth quarter of fiscal 2004, the Company entered into agreements with certain employees for the buyout of certain Supplemental Pension Plan (“SERP”) obligations. Approximately $917 was expensed in the fourth quarter of fiscal 2004 for SERP buyout. The payments were made on May 31, 2004.

Plan Assets. The Company’s pension plan weighted-average asset allocations at February 28, 2006 and 2005, by asset category, were as follows:

	2006	2005
Equity Securities	65%	67%
Debt Securities	35%	33%
Total	100%	100%

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

The approach used to determine the expected long-term rate of return on plan assets assumption is based on weighting historical market index returns for various asset classes in proportion to the assets held in the Material Sciences Corporation Master Trust (“Trust”). The Trust targets an asset allocation of approximately 63% in equity securities and 37% in fixed income securities. Weighting 10-year compounded trailing returns on equity and fixed income indices in proportion to the above asset mix yields an expected long-term return of 8.4%.

The Company expects to contribute approximately $952 to its qualified and non-qualified defined benefit pension plans in fiscal 2007. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are shown in the table below.

Expected Benefit Payments:
2007	$1,194
2008	1,281
2009	1,233
2010	1,239
2011	1,163
2012 and Thereafter	5,348
$11,458

The Company expects to contribute approximately $96 to its postretirement benefit plans other than pensions in fiscal 2007. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are shown in the table below.

Expected Benefit Payments:
2007	$96
2008	98
2009	107
2010	110
2011	120
2012 and Thereafter	720
$1,251

Note 8: Interest (Income) Expense, Net

The table presented below analyzes the components of interest (income) expense, net.

Interest (Income) Expense, Net	2006	2005	2004
Interest Expense	$141	$959	$3,273
Interest Income	(199)	(70)	(377)
Interest (Income) Expense, Net	$(58)	$889	$2,896

Note 9: Income Taxes

Deferred income taxes result from recognizing revenues and expenses in different periods for tax and financial reporting purposes.

The components of the provision (benefit) for income taxes from continuing operations and reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

	2006	2005	2004
Tax Provision (Benefit)
Current:
Federal	$32	$—	$—
State	742	69	—
	774	69	—
Deferred:
Federal	5,354	2,445	(1,888)
State	790	943	(40)
	6,144	3,388	(1,928)
Tax Provision (Benefit)	$6,918	$3,457	$(1,928)
Tax Rate Reconciliation
Tax Provision (Benefit) at Federal Statutory Rate	$4,942	$2,333	$(4,042)
State and Local Taxes, Net of Federal Tax Benefit	567	30	(1,059)
Reserve Adjustment	207	(770)	266
Valuation Allowance	655	1,275	3,041
Non Deductible Compensation Expense	—	565	—
Other, Net	547	24	(134)
Tax Provision (Benefit) at Effective Income Tax Rate	$6,918	$3,457	$(1,928)

The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for tax liabilities due to the potential change in judgments and estimates are $1,635 and $1,428 at February 28, 2006 and 2005, respectively. Accruals relate to tax issues for both U.S. federal and domestic states.

During fiscal 2006, 2005 and 2004, the Company generated losses from its German subsidiary as well as in certain states in which the Company operates. As such, deferred tax assets increased to reflect the additional net operating loss carryforward. The valuation allowance also increased due to Management’s belief that it is more likely than not that the operating loss will not be fully utilized due to recent significant operating losses.

During fiscal 2005, the Company reduced tax reserves by $770 due to changes in tax law in certain states in which the Company operates and the lapsing of the statute of limitations for specific tax contingencies.

Temporary differences that give rise to deferred tax (assets) and liabilities were as follows:

	2006	2005
Reserves Not Deductible Until Paid	$(2,324)	$(2,284)
Employee Benefit Liabilities	(4,024)	(4,742)
Deferred State Income Taxes, Net	(2,454)	(1,957)
Net Operating Loss and Tax Credit Carryforwards	(4,649)	(9,072)
Other	—	(104)
Total Gross Deferred Tax Asset	$(13,451)	$(18,159)
Valuation Allowance	5,621	4,966
Total Deferred Tax Assets	$(7,830)	$(13,193)
Property and Equipment	4,418	6,970
Other	—	—
Total Deferred Tax Liabilities	$4,418	$6,970
Net Deferred Tax Assets	$(3,412)	$(6,223)

Deferred state income taxes primarily relate to net operations loss carryforwards. As of February 28, 2006, deferred tax assets for federal, state and foreign net operating losses and tax credit carryforwards of $4,589 were available with an unlimited expiration date, and the remaining $2,423 expires in varying amounts through fiscal 2026.

Deferred Tax (Assets) Liabilities, Net have been recorded on the Company’s Consolidated Balance Sheets as follows:

	2006	2005
Current Assets – Deferred Income Taxes	$(2,599)	$(2,727)
Long-Term Assets – Deferred Income Taxes	(813)	(3,496)
	$(3,412)	$(6,223)

The Company’s effective tax rate for the tax benefit of the loss on discontinued operations was 38.1% in fiscal 2006 compared to 39.3% in fiscal 2005 and 2004.

Note 10: Significant Customers and Export Sales

Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers, including indirect sales, are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for fiscal 2006, 2005 and 2004.

	% of Consolidated Net Sales
Customer	Fiscal 2006	Fiscal 2005	Fiscal 2004
DaimlerChrysler	14%	12%	6%
General Motors	12%	4%	*	*
Ford	10%	* *	*	*
**	denotes less than 1%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of February 28, 2006 and 2005.

	% of Consolidated Gross Accounts Receivable
Customer	February 28, 2006	February 28, 2005
DaimlerChrysler	11%	14%
General Motors	14%	6%
Ford	21%	* *
**	denotes less than 1%

Export sales decreased in fiscal 2006 to 3% of the Company’s net sales primarily as a result of the change in the supply model for hard disk drives from package to toll processing eliminating the cost and price of steel in the sale. Export sales for the Company were 8% in fiscal 2005 and 10% in fiscal 2004.

MSC’s domestic and foreign net sales are presented in the chart below. Of the foreign sales, no one country comprised greater than 10% of consolidated MSC net sales.

Net Sales	2006	2005	2004
Domestic	$274,675	$253,131	$230,676
Foreign	11,939	10,192	12,072
Total	$286,614	$263,323	$242,748

Note 11: Equity and Compensation Plans

The Company has four equity award plans: the 1985 Plan, the 1992 Plan, the 1996 Directors Plan and the 2001 Directors Plan.

There are 2,512,500 shares authorized under the 1985 Plan to provide for the shares issued to or purchased by employees and directors under several prior plans and the Material Sciences Corporation Employee Stock Purchase Program.

There are 3,262,500 shares authorized under the 1992 Plan to provide stock options and restricted stock under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire 10 years from the date of grant. Incentive stock options (“ISOs”) were issued in fiscal 1994 at fair market value at the date of grant and expired 10 years from the date of grant. These ISOs were issued in tandem with a restricted stock grant and vest two years after the vesting of the restricted stock, if the corresponding restricted stock still is owned by the participant.

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

There are 250,000 shares authorized under the 1996 Directors Plan. This plan consisted of grants that provided for 50% of each non-employee director’s annual retainer (“Retainer Options”) and annual incentive stock options (“Incentive Options”). The Retainer Options vested on the date of grant and expire five years after that date. The Incentive Options vest one year from the date of grant and expire five years after the date of grant. No further shares will be issued under this plan, and no shares were outstanding as of February 28, 2006. The 1996 Directors Plan was replaced with the 2001 Directors Plan that was approved by the shareowners in June 2000 and was effective March 1, 2001.

There are 150,000 shares authorized under the 2001 Directors Plan. This plan consists of grants that provide for all or a portion of each non-employee director’s annual retainer, according to the non-employee director’s election to receive the annual retainer either in cash, shares of common stock, deferred stock units (entitles the non-employee director to receive shares at a later date), or a combination thereof. The shares and deferred stock units vest in four equal installments, on the date of grant and the three, six and nine-month anniversaries of the date of grant. Any portion which has not vested prior to the date the non-employee director ceases to be a non-employee director shall expire and be forfeited. The 2001 Directors Plan also consists of grants to provide for annual incentive stock options (“Incentive Options”). The Incentive Options vest one year from the date of grant and expire ten years after the date of grant. The 2001 Directors Plan expired on February 29, 2004 and no additional grants will be made under the plan. As of February 28, 2006, 82,993 shares were outstanding under the 2001 Directors Plan.

The exercise price of all options equals the market price of the Company’s stock either on the date of grant or, in the case of the 1996 Directors Plan, on the day prior to the grant. All outstanding stock options are fully vested as of February 28, 2006. There were no stock options granted in fiscal 2006 and 2005 under any of the equity plans.

Stock Option Activity

A summary of transactions under the stock option plans is presented below.

	Options Outstanding and Exercisable
Stock Option Activity	Directors	Key Employees	Weighted Average Exercise Price
Outstanding as of February 28, 2003	177,062	1,397,062	$12.12
Granted	37,453	—	9.61
Exercised	—	(107,749)	10.00
Canceled	(47,589)	(546,449)	11.99
Outstanding as of February 29, 2004	166,926	742,864	$12.36
Granted	—	—	—
Exercised	(50,932)	(312,328)	11.28
Canceled	(54,377)	(98,065)	12.09
Outstanding as of February 28, 2005	61,617	332,471	$13.14
Granted	—	—	—
Exercised	(4,777)	(78,948)	10.22
Canceled	—	(81,564)	16.43
Outstanding as of February 28, 2006	56,840	171,959	$13.04

	Options Outstanding as of February 28, 2006			Exercisable Options as of February 28, 2006
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.80 - $9.90	19,181	4.03	$8.34	19,181	$8.34
$10.00 - $11.71	75,561	2.61	10.20	75,561	10.20
$12.34 - $14.50	64,232	1.11	14.03	64,232	14.03
$16.38 - $18.00	69,825	0.97	16.50	69,825	16.50
$ 6.80 - $18.00	228,799	1.81	$13.04	228,799	$13.04

The weighted average fair value of individual options granted in fiscal 2004 was $9.61. No options were granted in fiscal 2006 or 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the option grants in fiscal 2004: risk-free interest rates of 2.92%; expected life of 5.00 years; and expected volatility of 48.92%.

A summary of restricted stock transactions was as follows:

Restricted Stock Activity
Unvested as of February 29, 2004	170,017
Granted	—
Vested	(129,475)
Canceled	(15,425)
Unvested as of February 28, 2005	25,117
Granted	—
Vested	(3,617)
Canceled	(21,500)
Unvested as of February 28, 2006	—

Net income reported for fiscal 2006 includes a reduction of expense of $67, before income taxes, for expenses related to the Company’s restricted stock plans. Net income reported for fiscal 2005 and fiscal 2004 includes restricted stock expense, before income taxes, of $110 and $800, respectively. These amounts have been charged against income and recorded as Additional Paid-In Capital in the Consolidated Balance Sheets.

The Employee Stock Purchase Plan permits eligible employees to purchase shares of common stock on the last day of two six-month purchase periods (February 28 or 29 and August 31 of each year) at 95% of the fair market value of the stock on these measurement dates. Prior to fiscal 2006, employees were permitted to purchase shares of common stock at 85% of the fair market value of the stock on the first or last day of these same six-month purchase periods, whichever was lower. Shares of common stock sold to employees under this plan were 22,413 in fiscal 2006, 48,111 in fiscal 2005, and 57,535 in fiscal 2004. MSC does not record expense related to the stock purchase price discount permitted under the Employee Stock Purchase Plan for eligible employees to purchase shares of common stock. The 5% or 15% stock purchase price discount would have resulted in expense of $7 in fiscal 2006, $155 in fiscal 2005, and $122 in fiscal 2004.

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

On February 8, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of common stock, or approximately 7% of the shares outstanding at that time. As of February 28, 2006, the Company has not repurchased any shares under this program.

Note 12: Discontinued Operations

As explained in Note 2 entitled “Sale of Business”, the Company sold substantially all of the assets of its EMD business in June 2005 and reclassified all results of EMD operations to discontinued operations for all periods presented. The following table shows the results of discontinued operations of the Company for fiscal 2006, 2005 and 2004.

	2006	2005	2004
EMD Operations:
Net Sales	$1,132	$1,530	$470
Gross Profit	890	880	403
SG&A and Other Expenses	4,005	6,445	5,464
Loss Before Income Taxes	(3,115)	(5,565)	(5,061)
Benefit for Income Taxes	(1,185)	(2,187)	(1,989)
Loss on Discontinued Operations – EMD	(1,930)	(3,378)	(3,072)
Loss on Sale of EMD (Net of Tax Benefit of $86, $0 and $0, Respectively)	(139)	—	—
Income (Loss) on Discontinued Operations – Pinole (Net of Tax (Provision) Benefit of ($43), $143 and $316, Respectively)	72	(151)	(489)
Loss on Discontinued Operations – Total	$(1,997)	$(3,529)	$(3,561)

The Company recorded losses of $1,930, $3,378 and $3,072, net of income taxes, on discontinued operations for EMD in fiscal 2006, 2005 and 2004, respectively. The loss in fiscal 2006 included $2,207 in severance and related costs incurred in preparation for the disposal of the EMD business. The Company has paid $1,743 of the severance and severance-related costs as of February 28, 2006. The remaining $464 is recorded as Current Liabilities of Discontinued Operations – EMD in the Consolidated Balance Sheet and are expected to be paid in fiscal 2007. The Company also recorded a loss on the sale of the EMD assets of $139, net of income tax benefit of $86, in fiscal 2006. See Note 2 for more information on the sale of EMD.

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. The Company recorded income from discontinued operations, net of tax, of $72 for Pinole in fiscal 2006. The Company recorded losses on discontinued operation, net of tax, of $151 and $489 in fiscal 2005 and 2004, respectively. The income in fiscal 2006 is the result of the recovery of a previously written-off receivable balance partially offset by workers compensation expenses. The Pinole activity in fiscal 2005 and 2004 was primarily related to workers compensation expenses and adjustments. As of February 28, 2006 and 2005, there were $216 and $366 in net liabilities remaining, respectively. The remaining net liabilities include liabilities (primarily workers compensation exposure) not assumed by Grupo IMSA S.A. de C.V. Pinole Point Steel is reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net liabilities and operating results of the business.

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

Restructuring

During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,657 for the fiscal year ended February 28, 2005. A total of 97 employees were affected by this restructuring. Of the total amount recorded, $1,771 related to the Middletown closing ($749 in severance, $573 in severance related expense [mainly healthcare costs, outplacement and employer taxes] and $449 in shutdown costs related to closing the Middletown facility) and $886 related to other restructuring actions ($622 in severance and $264 in severance related expense). The Company also recorded $239 in expenses for these restructuring plans during fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. A total of $541 was paid in fiscal 2006 related to these restructuring plans.

In fiscal 2003, the Company entered into a separation arrangement related to the resignation of the former Chairman, President and Chief Executive Officer. As a result of this arrangement, the Company had a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses for fiscal 2004 were $1,964. The Company reduced these restructuring reserves by $21 in fiscal 2006 based on a revision to the total amounts expected to be paid out for these plans. Cash of $82 was paid during fiscal 2006. A total of $5 is recorded in Accrued Expenses and $22 is recorded as Other Long-Term Liabilities in the Consolidated Balance Sheet as of February 28, 2006.

The restructuring reserve as of February 28, 2006, is presented in the chart below which includes both the fiscal 2004 and 2005 restructuring plans.

	Severance	Other	Total
Restructuring Reserve as of February 28, 2003	$391	$81	$472
Restructuring Reserve Recorded During Fiscal 2004	1,013	951	1,964
Reclassification of Supplemental Pension Reserve	—	(338)	(338)
Cash Payments	(794)	(623)	(1,417)
Restructuring Reserve as of February 29, 2004	$610	$71	$681
Restructuring Reserve Recorded During Fiscal 2005	1,371	1,286	2,657
Cash Payments	(1,677)	(1,229)	(2,906)
Restructuring Reserve as of February 28, 2005	$304	$128	$432
Restructuring Reserve Recorded During Fiscal 2006	(51)	269	218
Cash Payments	(248)	(375)	(623)
Restructuring Reserve as of February 28, 2006	$5	$22	$27

Note 14: Business Segments

MSC operates in one segment based on how management views its business for evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical, coated metal, and electronic applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The electronic material-based solutions primarily include coated and laminated noise reducing materials used in electronic applications to solve customer specific problems and enhance performance. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, lighting and appliance markets.

Note 15: Earnings Per Share

Below is the computation of basic and diluted earnings per share for the fiscal years ended February 28 or 29, 2006, 2005 and 2004.

	2006	2005	2004
Income (Loss) from Continuing Operations	$7,201	$3,209	$(9,620)
Loss on Discontinued Operations	(1,997)	(3,529)	(3,561)
Net Income (Loss)	$5,204	$(320)	$(13,181)
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,661	14,351	13,990
Dilutive Stock Options	29	44	—
Dilutive Restricted Stock	—	20	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,690	14,415	13,990
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.49	$0.22	$(0.69)
Loss on Discontinued Operations	(0.14)	(0.24)	(0.25)
Basic Net Income (Loss) Per Share	$0.35	$(0.02)	$(0.94)
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.49	$0.22	$(0.69)
Loss on Discontinued Operations	(0.14)	(0.24)	(0.25)
Diluted Net Income (Loss) Per Share	$0.35	$(0.02)	$(0.94)

Options to purchase 125,456 shares of common stock at a price range of $13.05-$18.00 per share were outstanding at the end of fiscal 2006 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 16: Selected Quarterly Results of Operations (Unaudited)

The table presented below is a summary of quarterly data for the years ended February 28, 2006 and 2005.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$73,428	$73,975	$74,836	$64,375
Gross Profit	15,074	13,014	13,095	9,549
Income (Loss) from Continuing Operations (1)	3,549	2,035	2,280	(663)
Loss on Discontinued Operations	(810)	(1,150)	(35)	(2)
Net Income (Loss) (1)	$2,739	$885	$2,245	$(665)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations (1)	$0.24	$0.14	$0.16	$(0.05)
Loss on Discontinued Operations	(0.05)	(0.08)	(0.01)	—
Basic Net Income (Loss) Per Share (1)	$0.19	$0.06	$0.15	$(0.05)
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations (1)	$0.24	$0.14	$0.16	$(0.05)
Loss on Discontinued Operations	(0.05)	(0.08)	(0.01)	—
Diluted Net Income (Loss) Per Share (1)	$0.19	$0.06	$0.15	$(0.05)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$70,187	$62,208	$66,991	$63,937
Gross Profit	15,080	12,938	14,860	12,193
Income (Loss) from Continuing Operations	(575)	1,591	3,356	(1,163)
Loss on Discontinued Operations	(882)	(1,001)	(918)	(728)
Net Income (Loss)	$(1,457)	$590	$2,438	$(1,891)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.04)	$0.11	$0.23	$(0.08)
Loss on Discontinued Operations	(0.06)	(0.07)	(0.06)	(0.05)
Basic Net Income (Loss) Per Share	$(0.10)	$0.04	$0.17	$(0.13)
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.04)	$0.11	$0.23	$(0.08)
Loss on Discontinued Operations	(0.06)	(0.07)	(0.06)	(0.05)
Diluted Net Income (Loss) Per Share	$(0.10)	$0.04	$0.17	$(0.13)

(1)	Fourth quarter, fiscal 2006, loss from continuing operations, net loss and loss per common share includes approximately $300 of income tax expense related to contingencies identified in the current period and a $150 increase in income tax expense resulting from adjustments to prior years’ income tax items.

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

Based upon, and as of the date of, this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2006, because of the material weakness discussed below. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure its consolidated financial statements were prepared in accordance with generally accepted accounting principles.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control – Integrated Framework. The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of February 28, 2006.

Based on its assessment using the criteria in the Internal Control – Integrated Framework, management believes that, as of February 28, 2006, a material weakness existed in the Company’s internal control over financial reporting related to accounting for income taxes. The controls designed by the Company related to accounting for income taxes were not fully implemented and operating effectively for a sufficient period of time to consider the previously identified material weakness in income taxes remediated as of February 28, 2006. Specifically, the Company had not adequately reviewed the difference between the income tax basis and financial reporting basis of its fixed assets and reconciled the difference to recorded deferred income tax assets and liabilities. As a result, the Company recorded an adjustment to deferred income taxes in the fourth quarter of fiscal 2006. Because of the material weakness described above, management concluded that, as of February 28, 2006, the Company’s system of internal control over financial reporting was not effective based on the criteria established in the Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below in Item 9A(e) in this Annual Report on Form 10-K and which expresses an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006.

(c) Changes in internal control over financial reporting. As described below, in Item 9A(d), there have been changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation of material weaknesses. As discussed in “Item 9A(b) Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K/A for the fiscal year ended February 28, 2005, there were five material weaknesses in our internal control over financial reporting. Throughout fiscal year 2006, the Company implemented numerous improvements to internal control over financial reporting, as discussed below, to effectively remediate four of the five material weaknesses. While many of the internal control improvements identified below were designed and in place as of the end of the third quarter of 2006, management continued to evaluate the operating effectiveness through the end of the fiscal year 2006 when it was concluded that these controls were operating effectively for a sufficient period of time to support an assessment that the controls were effective.

Fiscal Year 2005 Material Weakness	Fiscal Year 2006 Internal Control Improvements

Implementation of adequate controls over financial closing and reporting process, including controls over disclosures, non-routine transactions and significant estimates. These deficiencies were primarily attributable to (1) insufficient personnel with appropriate qualifications and training in certain key accounting roles in order to complete and document the quarterly and year-end financial closing process and (2) lack of comprehensive documentation of accounting policies and procedures.

The Company added personnel with appropriate qualifications. The cumulative benefit of the previously disclosed additions to the finance personnel made during fiscal year 2006 were realized and management obtained sufficient evidence of the effectiveness of internal controls performed by such personnel.

The Company formalized and implemented new and updated accounting and business policies that impact financial reporting.

The Company implemented increased levels of review of complex estimates and non-routine transactions.

The design and implementation of adequate controls to ensure all appropriate reserve requirements are made against accounts receivable and all reductions to accounts receivable are properly authorized and timely processed.

The Company designed and implemented various control procedures to improve the process used to determine accounts receivable reserves related to disputed accounts, customer returns, and other specific customer agreements.

The Company implemented improved controls for performing timely customer credit reviews and enforcing established customer credit limits.

The implementation of adequate controls to verify inventory at third party processors.	The Company implemented procedures to verify the proper quantity and valuation of inventory at third party outside processors.

The design and implementation of controls to ensure proper valuation of aged non-conforming materials and supplemental production materials.

The Company implemented regular reviews of non-conforming materials to ensure appropriate valuation and to improve the timeliness of dealing with such non-conforming material.

The Company implemented procedures to regularly update the valuation of supplemental production materials.

With the implementation of the above measures and other events occurring throughout the year, we have significantly improved our internal control over financial reporting and reduced to a remote likelihood the possibility of a material misstatement that would not be prevented or detected related to the four material weaknesses described above. We have therefore concluded that the above referenced four material weaknesses in internal control over financial reporting have been remediated as of February 28, 2006.

As described above in Item 9A(b), a material weakness in accounting for income taxes still exists as of February 28, 2006. Management has designed and implemented improvements in the internal control related to income tax accounting as shown below. Management has concluded that these controls were not fully implemented and operating effectively for a sufficient period of time to reduce to a remote likelihood the possibility of a material misstatement.

Fiscal Year 2005 Material Weakness	Fiscal Year 2006 Internal Control Improvements

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

The Company enhanced the levels of review for preparation of the quarterly and annual income tax provision.

The Company formalized processes, procedures and documentation standards relating to income tax accounting, specifically: (1) the process to identify, quantify and account for income tax contingencies, (2) the reconciliation of the recorded amounts in the prior year tax accounts and balances to the tax return, and (3) controls over the reconciliation of the effective tax rate to the statutory rate.

In the fourth quarter ended February 28, 2006, the Company hired a Tax Director with expertise in the accounting for income taxes.

The Company also engaged external resources with appropriate knowledge and experience to assist the Company in its accounting for income taxes.

(e) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Material Sciences Corporation and Subsidiaries

Elk Grove Village, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Material Sciences Corporation and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as February 28, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The controls designed by the Company related to accounting for income taxes were not fully implemented and operating effectively for a sufficient period of time to consider the previously identified material weakness in income taxes remediated as of February 28, 2006. Specifically, the Company did not adequately review the difference between the income tax basis and financial reporting basis of its fixed assets and reconcile the difference to recorded deferred income tax assets and liabilities. As a result, the Company recorded an adjustment to deferred income taxes in the fourth quarter of fiscal 2006.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2006, of the Company and our report dated May 19, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Chicago, Illinois

May 19, 2006

Item 9B. Other Information

All information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2006 was disclosed on a Form 8-K and filed with the Securities and Exchange Commission as required.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item regarding the identification of Directors, matters related to the Audit Committee, and Section 16(a) compliance is incorporated by reference to the information in the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” respectively in the proxy statement for the Annual Meeting of Shareowners on June 22, 2006 (“Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters

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

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	228,799	$13.04	1,062,439
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	228,799	$13.04	1,062,439

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements and Schedule of the Company

a)	Financial Statements. The financial statements of the Company are filed as a part of this report.
b)	Supplemental Schedule. Schedule II, Reserve for Receivable Allowances appears below. All other schedules have been omitted, since the required information is not significant, included in the financial statements or the notes thereto or not applicable.

Schedule II

Material Sciences Corporation and Subsidiaries Reserve for Receivable Allowances (In thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Reclassifications and Acquisitions	Deductions from Reserve	Balance at End of Year
Fiscal 2004
Receivable Allowances	$4,874	$5,437	$—	$—	$(6,126)	$4,185
Fiscal 2005
Receivable Allowances	$4,185	$8,391	$—	$—	$(6,631)	$5,945
Fiscal 2006
Receivable Allowances	$5,945	$10,154	$—	$—	$(10,835)	$5,264

The activity in the Receivable Allowances account includes the Company’s bad debt, claim and scrap allowance.

2. Exhibits

Reference is made to the Exhibit Index which begins on page 63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Sciences Corporation

By:	/s/ CLIFFORD D. NASTAS
Clifford D. Nastas Chief Executive Officer and Director

Date: May 19, 2006

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on May 19, 2006.

/s/ CLIFFORD D. NASTAS Clifford D. Nastas	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JEFFREY J. SIEMERS Jeffrey J. Siemers	Executive Vice President, Chief Administrative and Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ AVRUM GRAY Avrum Gray	Director

/s/ FRANK L. HOHMANN III Frank L. Hohmann III	Director

/s/ SAMUEL LICAVOLI Samuel Licavoli	Director

/s/ DR. RONALD A. MITSCH Dr. Ronald A. Mitsch	Non-Executive Chairman of the Board

/s/ JOHN P. REILLY John P. Reilly	Director

/s/ JOHN D. ROACH John D. Roach	Director

/s/ CURTIS G. SOLSVIG III Curtis G. Solsvig III	Director

Exhibit Index

Exhibit Number	Description of Exhibit
2(a)	Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(6)

3(a)	Registrant’s Restated Certificate of Incorporation.(5)

3(b)	Form of Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

3(c)	Registrant’s By-laws, as amended.(8)

3(d)	Amendment to Registrant’s By-Laws.(16)

4(a)	Amended and Restated Loan and Security Agreement dated as of April 30, 2004 among Material Sciences Corporation and LaSalle Bank National Association, The Northern Trust Company and LaSalle Bank National Association, as Agent.(13)

4(b)	Consolidated Amended and Restated Guaranty and Security Agreement dated as of April 30, 2004, among the Grantors party thereto and LaSalle Bank National Association, as Agent.(13)

10(a)	Material Sciences Corporation Stock Purchase Plan.(1)†

10(b)	Material Sciences Corporation Supplemental Pension Plan.(1)†

10(c)	Material Sciences Corporation Employee Stock Purchase Plan.(10)†

10(d)	Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(10)†

10(e)	Material Sciences Corporation 1985 Stock Option Plan for Directors.(10)†

10(f)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)†

10(g)	Material Sciences Corporation 1991 Stock Option Plan for Directors.(10)†

10(h)	Material Sciences Corporation Directors Deferred Compensation Plan.(10)†

10(i)	Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(4)†

10(j)	Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(10)†

10(k)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10(l)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(10)

10(m)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(10)

10(n)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(10)

10(o)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(10)†

10(p)	Amendment to the Supplemental Employee Retirement Plan.(9)†

10(q)	Purchase Agreement, dated April 23, 2002, by and among Material Sciences Corporation, LTV Steel Company, Inc., LTV Walbridge, Inc. and MSC Walbridge Coatings Inc.(11)

Exhibit Number	Description of Exhibit

10(r)	Purchase Agreement, dated as of May 2, 2003, by and among ISG Acquisition Inc., ISG Venture Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(12)

10(s)	Tolling Agreement, dated as of May 6, 2003, by and among International Steel Group, Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(12)

10(t)	Material Sciences Corporation Supplemental Retirement Plan.(12)†

10(u)	Material Sciences Corporation 2005 Long Term Incentive Plan dated March 1, 2005.(15)†

10(v)	Form of 2005 Long-Term Incentive Plan Award Agreement for Fiscal 2006.(15)†

10(w)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and Clifford D. Nastas.(14)

10(x)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and Jeffrey J. Siemers.(14)

10(y)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and John M. Klepper.(14)

21	Subsidiaries of the Registrant.**

23	Consent of Deloitte & Touche LLP **

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer.**

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

**	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 20, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.
(5)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on December 30, 1997 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 1998 (File No. 1-8803).
(9)	Incorporated by reference to the Registrants’ Form 10-Q Quarterly Report for the Period Ended May 31, 1998 (File No. 1-8803).
(10)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2002 (File No. 1-8803).
(12)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 29, 2004 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on June 21, 2005 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on August 23, 2005 (File No. 1-8803).
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on January 5, 2006 (File No. 1-8803).