Form 10-K/A
period 2006-02-28
MATERIAL SCIENCES CORP
filed 2006-05-23
CIK 755003

United States

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended February 28, 2006, which was filed with the Securities and Exchange Commission on May 19, 2006 (the “Original Filing”), is being filed to correct a typographical error in our Consolidated Balance Sheet for the fiscal year ended February 28, 2006 (“Fiscal 2006”) contained in Part II, Item 8 of the Original Filing. The typographical error related to the sub-total amount shown as “Total Other Assets.” The Consolidated Balance Sheet for Fiscal 2006 erroneously reflected this amount as $5,158, when the correct amount should have been reflected as $4,829 (see page 32 below). “Total Assets” is not affected and no other changes have been made to the Original Filing. The correct amount was properly disclosed in the Consolidated Balance Sheet for Fiscal 2006 that was printed and mailed to our shareowners in connection with the 2006 Annual Meeting of Shareholders. The correction, however, was omitted in the EDGAR version of the Consolidated Balance Sheet filed with the SEC on May 19, 2006.

In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-K/A, we are including in this amendment the complete text of Part II, Item 8 (Financial Statements and Supplementary Data). As a result of this amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A; and (2) a revised Consent of Deloitte & Touche LLP dated May 23, 2006 to cover both the audit report relating to our Consolidated Financial Statements and the audit report relating to our internal control over financial reporting dated May 19, 2006 is being filed. Accordingly, the “Exhibit Index” attached to this Form 10-K/A is being updated to reflect the consent and new certifications described above.

No attempt has been made in this Form 10-K/A to modify or update the disclosures or financial statements in the Original Filing except as described above. This Form 10-K/A continues to describe conditions as of the date of Original Filing, and the disclosures and financial statements contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures or financial statements affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

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

Deloitte & Touche LLP

Chicago, Illinois

May 19, 2006

Consolidated Statements of Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,

(In thousands, except per share data)	2006	2005	2004
Net Sales	$286,614	$263,323	$242,748
Cost of Sales	235,882	208,252	202,136
Gross Profit	50,732	55,071	40,612
Selling, General and Administrative Expenses	36,655	40,832	32,981
Asset Impairments, Restructuring and Other	218	2,657	15,982
Income (Loss) from Operations	13,859	11,582	(8,351)
Other (Income) and Expense:
Interest (Income) Expense, Net	(58)	889	2,896
Loss on Early Retirement of Debt	—	4,205	—
Equity in Results of Joint Venture	(196)	(178)	211
Other, Net	(6)	—	90
Total Other (Income) Expense, Net	(260)	4,916	3,197
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	14,119	6,666	(11,548)
Provision (Benefit) for Income Taxes	6,918	3,457	(1,928)
Income (Loss) from Continuing Operations	7,201	3,209	(9,620)
Loss on Discontinued Operations Including Loss on Sale of EMD (Net of Benefit for Income Taxes of $1,228, $2,330 and $2,305, Respectively)	(1,997)	(3,529)	(3,561)
Net Income (Loss)	$5,204	$(320)	$(13,181)

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.49	$0.22	$(0.69)
Loss on Discontinued Operations	(0.14)	(0.24)	(0.25)
Basic Net Income (Loss) Per Share	$0.35	$(0.02)	$(0.94)
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.49	$0.22	$(0.69)
Loss on Discontinued Operations	(0.14)	(0.24)	(0.25)
Diluted Net Income (Loss) Per Share	$0.35	$(0.02)	$(0.94)
Weighted Average Number of Common Shares Outstanding
Used for Basic Net Income (Loss) Per Share	14,661	14,351	13,990
Dilutive Shares	29	64	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,690	14,415	13,990
Outstanding Common Stock Options Having No Dilutive Effect	125	22	427

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

(In thousands, except share data)	February 28, 2006	February 28, 2005
Assets
Current Assets:
Cash and Cash Equivalents	$13,600	$1,774
Receivables, Less Reserves of $5,264 and $5,945, Respectively	36,419	39,713
Income Taxes Receivable	2,687	134
Prepaid Expenses	1,234	1,211
Inventories:
Raw Materials	15,840	17,904
Finished Goods	24,218	23,637
Deferred Income Taxes	2,599	2,727
Current Assets of Discontinued Operation – EMD	4	—
Total Current Assets	96,601	87,100
Property, Plant and Equipment:
Land and Building	55,032	54,533
Machinery and Equipment	168,283	166,048
Construction in Progress	10,291	3,807
	233,606	224,388
Accumulated Depreciation	(160,468)	(149,828)
Net Property, Plant and Equipment	73,138	74,560
Other Assets:
Investment in Joint Venture	2,153	1,694
Goodwill	1,319	1,319
Deferred Income Taxes	813	3,496
Other	544	1,058
Total Other Assets	4,829	7,567
Total Assets	$174,568	$169,227
Liabilities
Current Liabilities:
Accounts Payable	$30,492	$25,938
Accrued Payroll Related Expenses	5,877	10,355
Accrued Expenses	5,896	5,753
Current Liabilities of Discontinued Operation – EMD	467	—
Current Liabilities of Discontinued Operation – Pinole Point Steel	216	366
Total Current Liabilities	42,948	42,412
Long-Term Liabilities:
Long-Term Debt	—	1,100
Other	9,748	9,473
Total Long-Term Liabilities	9,748	10,573
Shareowners' Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	—	—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,912,582 Shares Issued and 14,723,934 Shares Outstanding as of February 28, 2006 and 18,827,944 Shares Issued and 14,639,296 Shares Outstanding as of February 28, 2005	378	377
Additional Paid-In Capital	78,573	77,402
Treasury Stock at Cost, 4,188,648 Shares as of February 28, 2006 and 2005	(46,528)	(46,528)
Retained Earnings	88,131	82,927
Accumulated Other Comprehensive Income	1,318	2,064
Total Shareowners’ Equity	121,872	116,242
Total Liabilities and Shareowners' Equity	$174,568	$169,227

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Sciences Corporation

By:	/s/ CLIFFORD D. NASTAS
Clifford D. Nastas Chief Executive Officer and Director

Date: May 23, 2006

Exhibit Index

Exhibit Number	Description of Exhibit
2(a)	Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(6)

3(a)	Registrant’s Restated Certificate of Incorporation.(5)

3(b)	Form of Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

3(c)	Registrant’s By-laws, as amended.(8)

3(d)	Amendment to Registrant’s By-Laws.(16)

4(a)	Amended and Restated Loan and Security Agreement dated as of April 30, 2004 among Material Sciences Corporation and LaSalle Bank National Association, The Northern Trust Company and LaSalle Bank National Association, as Agent.(13)

4(b)	Consolidated Amended and Restated Guaranty and Security Agreement dated as of April 30, 2004, among the Grantors party thereto and LaSalle Bank National Association, as Agent.(13)

10(a)	Material Sciences Corporation Stock Purchase Plan.(1)†

10(b)	Material Sciences Corporation Supplemental Pension Plan.(1)†

10(c)	Material Sciences Corporation Employee Stock Purchase Plan.(10)†

10(d)	Material Sciences Corporation 1985 Stock Option Plan for Key Employees.(10)†

10(e)	Material Sciences Corporation 1985 Stock Option Plan for Directors.(10)†

10(f)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)†

10(g)	Material Sciences Corporation 1991 Stock Option Plan for Directors.(10)†

10(h)	Material Sciences Corporation Directors Deferred Compensation Plan.(10)†

10(i)	Material Sciences Corporation 1996 Stock Option Plan for Non-Employee Directors.(4)†

10(j)	Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(10)†

10(k)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10(l)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(10)

10(m)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(10)

10(n)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(10)

10(o)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(10)†

10(p)	Amendment to the Supplemental Employee Retirement Plan.(9)†

10(q)	Purchase Agreement, dated April 23, 2002, by and among Material Sciences Corporation, LTV Steel Company, Inc., LTV Walbridge, Inc. and MSC Walbridge Coatings Inc.(11)

Exhibit Number	Description of Exhibit

10(r)	Purchase Agreement, dated as of May 2, 2003, by and among ISG Acquisition Inc., ISG Venture Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(12)

10(s)	Tolling Agreement, dated as of May 6, 2003, by and among International Steel Group, Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(12)

10(t)	Material Sciences Corporation Supplemental Retirement Plan.(12)†

10(u)	Material Sciences Corporation 2005 Long Term Incentive Plan dated March 1, 2005.(15)†

10(v)	Form of 2005 Long-Term Incentive Plan Award Agreement for Fiscal 2006.(15)†

10(w)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and Clifford D. Nastas.(14)

10(x)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and Jeffrey J. Siemers.(14)

10(y)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and John M. Klepper.(14)

21	Subsidiaries of the Registrant.**

23	Consent of Deloitte & Touche LLP. *

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer.*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.*

*	Filed herewith.
**	Filed with Original Filing.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 20, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15677) which was filed on November 6, 1996.
(5)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on December 30, 1997 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1998 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 1998 (File No. 1-8803).
(9)	Incorporated by reference to the Registrants’ Form 10-Q Quarterly Report for the Period Ended May 31, 1998 (File No. 1-8803).
(10)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2002 (File No. 1-8803).
(12)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 29, 2004 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on June 21, 2005 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on August 23, 2005 (File No. 1-8803).
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on January 5, 2006 (File No. 1-8803).