Form 10-Q
period 2006-05-31
MATERIAL SCIENCES CORP
filed 2006-07-10
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, there were 14,823,774 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended May 31, 2006

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a) Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands, except per share data)	2006	2005
Net Sales	$75,764	$73,428
Cost of Sales	62,673	58,354

Gross Profit	13,091	15,074
Selling, General and Administrative Expenses	8,610	8,851
Restructuring Expenses	578	196

Income from Operations	3,903	6,027

Other (Income) and Expense:
Interest (Income) Expense, Net	(126)	16
Equity in Results of Joint Venture	(24)	(53)
Other, Net	(24)	—

Total Other Income, Net	(174)	(37)

Income from Continuing Operations Before Provision for Income Taxes	4,077	6,064
Provision for Income Taxes	1,823	2,515

Income from Continuing Operations	2,254	3,549
Loss on Discontinued Operations (Net of Benefit for Income Taxes of $0 and $497, Respectively)	—	(810)

Net Income	$2,254	$2,739

Basic Net Income Per Share:
Income from Continuing Operations	$0.15	$0.24
Loss on Discontinued Operations	—	(0.05)

Basic Net Income Per Share	$0.15	$0.19

Diluted Net Income Per Share:
Income from Continuing Operations	$0.15	$0.24
Loss on Discontinued Operations	—	(0.05)

Diluted Net Income Per Share	$0.15	$0.19

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income Per Share	14,738	14,625
Dilutive Shares	9	49

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,747	14,674

Outstanding Common Stock Options Having No Dilutive Effect	87	158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	May 31, 2006	February 28, 2006
Assets:
Current Assets:
Cash and Cash Equivalents	$12,516	$13,600
Receivables, Less Reserves of $4,661 and $5,264, Respectively	37,766	36,419
Income Taxes Receivable	1,221	2,687
Prepaid Expenses	2,223	1,234
Inventories	42,411	40,058
Deferred Income Taxes	2,599	2,599
Current Assets of Discontinued Operation - EMD	—	4

Total Current Assets	98,736	96,601

Property, Plant and Equipment	236,248	233,606
Accumulated Depreciation and Amortization	(163,036)	(160,468)

Net Property, Plant and Equipment	73,212	73,138

Other Assets:
Investment in Joint Venture	2,266	2,153
Goodwill	1,319	1,319
Deferred Income Taxes	813	813
Other	536	544

Total Other Assets	4,934	4,829

Total Assets	$176,882	$174,568

Liabilities:
Current Liabilities:
Accounts Payable	$29,655	$30,492
Accrued Payroll Related Expenses	5,765	5,877
Accrued Expenses	6,544	5,896
Current Liabilities of Discontinued Operation - EMD	358	467
Current Liabilities of Discontinued Operation - Pinole Point Steel	138	216

Total Current Liabilities	42,460	42,948

Long-Term Liabilities:
Other	9,653	9,748

Total Long-Term Liabilities	9,653	9,748

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	379	378
Additional Paid-In Capital	78,810	78,573
Treasury Stock at Cost	(46,528)	(46,528)
Retained Earnings	90,385	88,131
Accumulated Other Comprehensive Income	1,723	1,318

Total Shareowners’ Equity	124,769	121,872

Total Liabilities and Shareowners’ Equity	$176,882	$174,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material	Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	2006	2005
Cash Flows From:
Operating Activities:
Net Income	$2,254	$2,739
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	2,531	2,914
Provision for Deferred Income Taxes	114	2,249
Compensatory Effect of Stock Plans	—	68
Other, Net	(24)	(36)
Changes in Assets and Liabilities:
Receivables	(1,240)	2,087
Income Taxes Receivable	1,466	—
Prepaid Expenses	(984)	(1,233)
Inventories	(2,194)	(9,026)
Accounts Payable	899	6,108
Accrued Expenses	379	(3,996)
Income Taxes Payable	—	134
Other, Net	(165)	151

Net Cash Provided by Continuing Operations	3,036	2,159
Net Cash Used in Discontinued Operations	(183)	(693)

Net Cash Provided by Operating Activities	2,853	1,466

Investing Activities:
Capital Expenditures	(4,138)	(1,250)

Net Cash Used in Investing Activities	(4,138)	(1,250)

Financing Activities:
Payments of Long-Term Debt	—	(9,000)
Proceeds under Line of Credit	—	7,900
Issuance of Common Stock	238	71

Net Cash Provided by (Used in) Financing Activities	238	(1,029)

Effect of Exchange Rate Changes on Cash	(37)	164

Net Decrease in Cash	(1,084)	(649)
Cash and Cash Equivalents at Beginning of Period	13,600	1,774

Cash and Cash Equivalents at End of Period	$12,516	$1,125

Non-Cash Transactions:
Change in Capital Expenditures in Accounts Payable During the Period	$(1,768)	$—

Supplemental Cash Flow Disclosures:
Interest Paid	$26	$29
Income Taxes Paid	243	117

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

(In thousands, except per share data)

The data as of May 31, 2006 and for the three months ended May 31, 2006 and 2005 has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 19, 2006 (as amended on May 23, 2006) for the fiscal year ended February 28, 2006.

(1)	Sale of Business. On June 20, 2005, the Company completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of its Electronic Materials and Devices Group (“EMD”) to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2,750 as well as approximately $825 of obligations related to certain cost sharing agreements between the Company and TST projected for the 18 months ending in November 2006. The Company no longer reports EMD as a separate segment, rather it reports EMD as a discontinued operation in all periods presented. See Note 15 for a discussion of the Company’s discontinued operations.

(2)	Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture partnership with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. The Company includes its portion of Tekno’s results in the Condensed Consolidated Statements of Income under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $24 and $53 for the three months ended May 31, 2006 and 2005, respectively.

(3)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,935,222 Shares Issued and 14,746,574 Shares Outstanding as of May 31, 2006 and 18,912,582 Shares Issued and 14,723,934 Shares Outstanding as of February 28, 2006.

(5)	Treasury Stock. Treasury Stock at Cost; 4,188,648 Shares as of May 31, 2006 and February 28, 2006. In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares may be repurchased from time-to-time on the open market at the Company’s discretion, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. As of May 31, 2006, the Company has not repurchased any shares under this authorization.

(6)	Comprehensive Income.

	Three Months Ended May 31,
	2006	2005
Net Income	$2,254	$2,739
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	405	(28)

Comprehensive Income	$2,659	$2,711

(7)	Indebtedness. The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. There were no borrowings outstanding under the New Line as of May 31, 2006. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of May 31, 2006. At the Company’s option, interest is at the bank’s prime rate (8% as of May 31, 2006) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $85,576, on May 31, 2006. As of May 31, 2006, the Company was in compliance with all debt covenants. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

(8)	Inventory. Inventories consist of the following:

	May 31, 2006	February 28, 2006
Raw Materials	$16,278	$15,840
Finished Goods	26,133	24,218

Total Inventories	$42,411	$40,058

(9)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers, including indirect sales, are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three months ended May 31, 2006 and 2005.

	% of Consolidated Net Sales for the Three Months Ended
Customer	May 31, 2006	May 31, 2005
Ford	19%	9%
DaimlerChrysler	15%	16%
General Motors	12%	8%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of May 31, 2006 and February 28, 2006.

	% of Consolidated Gross Accounts Receivable
Customer	May 31, 2006	Feb. 28, 2006
Ford	16%	21%
DaimlerChrysler	15%	11%
General Motors	12%	14%

MSC’s domestic and foreign net sales are presented in the table below. Of the foreign sales, no one country comprised greater than 10% of consolidated MSC net sales.

	Three Months Ended May 31,
Net Sales	2006	2005
Domestic	$72,535	$70,744
Foreign	3,229	2,684

Total	$75,764	$73,428

(10)	Intangible Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate potential impairment. The Company intends to perform its required annual impairment assessment during the fourth quarter of fiscal 2007.

Apart from goodwill, the Company has no other identified intangible assets recorded on the Condensed Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the three months ended May 31, 2006.

(11)	Interest (Income) Expense. The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended May 31,
	2006	2005
Interest (Income) Expense, Net:
Interest Expense	$26	$31
Interest Income	(152)	(15)

Interest (Income) Expense, Net	$(126)	$16

(12)	Restructuring. The production employees at the Company’s Morrisville, Pennsylvania facility were covered by a union contract that expired in March 2006. The Company implemented new terms and conditions of employment which included a voluntary severance package. The Company commenced hiring employees to replace those who elected the severance package in April 2006. The employees are currently working under the terms and conditions of employment implemented by the Company. The Company recorded restructuring expenses of $578 in severance and related expenses during the first quarter of fiscal 2007. A total of 31 employees accepted the voluntary severance package. As part of this restructuring, a total of $397 was paid during the fiscal quarter ended May 31, 2006 and $181 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of May 31, 2006.

During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $1,667. A total of 93 employees were affected by this restructuring. Of the total amount recorded, $1,200 related to the Middletown closing ($727 in severance and $473 in severance-related expense) and $467 related to other restructuring actions ($289 in severance and $178 in severance-related expense). The Company recorded an additional $990 in restructuring expenses ($571 related to the Middletown closing and $419 in other restructuring actions) in fiscal 2005, subsequent to the end of the first quarter, which affected an additional four employees. The Company also recorded $217 in restructuring expenses for the fiscal 2005 restructuring during the first quarter of fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. This restructuring liability was fully paid as of February 28, 2006 and there was no activity for these restructuring actions in the first quarter of fiscal 2007.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. The Company reduced these restructuring reserves by $21 during the first quarter of fiscal 2006 based on a revision to the total amounts expected to be paid out for the fiscal 2004 restructuring. Net cash of $1 was paid during the first quarter of fiscal

2007 related to the fiscal 2004 restructuring. A total of $5 is recorded as Accrued Expenses and $21 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of May 31, 2006.

The restructuring reserve as of May 31, 2006 is presented in the chart below (which includes the fiscal 2004 and 2007 restructurings):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2006	$5	$22	$27
Restructuring Reserve Recorded During the Three Months Ended May 31, 2006	320	258	578
Cash Payments	(325)	(73)	(398)

Restructuring Reserve as of May 31, 2006	$—	$207	$207

(13)	Income Taxes. MSC’s effective income tax provision rate for continuing operations was 44.7% for the first quarter of fiscal 2007 compared to 41.5% for the same period last year. The variance in the effective rate compared to the statutory rate was due to valuation allowances for net operating losses for certain foreign subsidiaries and certain states as well as other permanent items relative to income before income taxes.

(14)	Retirement Plans. MSC has qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for its defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended May 31,
	2006	2005	2006	2005
Service Cost	$26	$42	$23	$18
Interest Cost	202	125	35	30
Expected Return on Plan Assets	(151)	(56)	(1)	(1)
Amortization of Net (Gain) or Loss	47	6	9	2
Amortization of Prior Service Cost	24	22	—	—
Curtailment Charges	215	—	—	—
Amortization of Transition Obligation	—	1	—	—

Total Net Periodic Benefit Cost	$363	$140	$66	$49

MSC previously disclosed in its financial statements for the year ended February 28, 2006, that it expected to contribute $952 towards its qualified and nonqualified defined benefit pension plans and $96 toward its postretirement benefit plans other than pensions in fiscal 2007. As of May 31, 2006, $255 of contributions/payments have been made toward the pension plans and no contributions/payments have been made to the other postretirement plans.

Effective June 30, 2006, the Company has frozen the defined benefit pension plan at its Morrisville, Pennsylvania plant. In conjunction with this action, which was authorized during the first quarter, the Company recorded $215 in pension expenses related to the curtailment of this plan during the quarter ended May 31, 2006.

(15)	Discontinued Operations. As discussed in Note 1, the Company sold substantially all of the assets of its EMD business in June 2005. The results of EMD operations have been reported as discontinued operations for all periods presented. The Company had no discontinued operations activity for EMD during the three months ended May 31, 2006 compared to a loss on discontinued operations of $793, net of income taxes, during the same period last year. The activity in fiscal 2006 represented the last full quarter of operating activity for the EMD business as it was sold during the second quarter of fiscal 2006. There were $358 in EMD liabilities remaining as of May 31, 2006, almost all of which relate to severance and related costs that are expected to be paid in fiscal 2007. The following table shows the results of discontinued operations of the Company for the three months ended May 31, 2005.

Three Months Ended May 31, 2005
EMD Operations:
Net Sales	$395
Gross Profit	217
SG&A and Other Expenses	1,496
Loss Before Income Taxes	(1,279)
Income Tax Benefit	(486)

Loss on Discontinued Operations – EMD	(793)
Loss on Discontinued Operations – Pinole (Net of Tax Benefit of $11)	(17)

Loss on Discontinued Operations – Total	$(810)

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. As of May 31, 2006, there were $138 in net liabilities remaining. The remaining net liabilities consist primarily of accrued expenses not assumed by the purchasers of Pinole Point Steel, Grupo IMSA S.A. de C.V. Pinole Point Steel is reported as a discontinued operation.

There was no activity related to the discontinued operations of Pinole Point Steel in the first quarter of fiscal 2007. The Company recorded a loss on discontinued operations, net of income taxes, of $17 for the first quarter of fiscal 2006, primarily related to workers compensation expenses.

(16)	Equity and Compensation Plans. Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and restricted stock units based on estimated fair values at date of grant. SFAS 123(R) supersedes the Company’s previous disclosure only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, and Accounting Principles Board Opinion No. 25 (“APB 25), “Accounting for Stock Issued to Employees.”

The Company has three active stock option plans: the Material Sciences Corporation 1985 Stock Option Plan for Key Employees (“1985 Plan”), the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”), and the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective method, and thus did not restate any prior period amounts. The Company did not record any compensation expense under SFAS 123(R) during the fiscal quarter ended May 31, 2006, as there were no grants of stock-based awards during the quarter and all prior stock option and restricted stock grants were fully vested as of February 28, 2006. The Company did grant stock options and restricted stock to certain key employees during the second quarter of fiscal 2007. The Company will account for these share-based awards based on their fair value at the date of grant. Management estimates that the range of fair value compensation to be recorded in fiscal 2007 will be $45 to $170, net of applicable taxes.

MSC accounted for all grants prior to March 1, 2006 in accordance with the intrinsic value method of APB 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for prior stock options awarded under the stock option plans been determined using the fair value-based accounting method, the Company’s net income and basic and diluted net income per share would have been as shown in the following pro forma amounts:

Three Months Ended May 31, 2005
Net Income:
As Reported	$2,739
Add: Stock Based Employee Compensation Expense Included in Reported Net Income , Net of Income Taxes	42
Deduct: Total Stock Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards, Net of Income Taxes	(49)

Pro Forma	$2,732

Basic Net Income Per Share:
As Reported	$0.19

Pro Forma	$0.19

Diluted Net Income Per Share:
As Reported	$0.19

Pro Forma	$0.19

(17)	Segments. MSC operates in one business segment based on how management views its business for evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and coated metal applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning, lighting and appliance markets.

(18)	New Accounting Pronouncements. Effective March 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which requires abnormal amounts of idle facility expense, handling costs and wasted material (spoilage) to be recognized as current period charges. In addition, it requires that allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facility. The adoption of this standard had no material impact on the Company’s financial position, results of operations and cash flows.

(19)	Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a Superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) for the surface, soil and ground water contamination at this site.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In late December 2005, the Company received an update indicating that the projected remediation costs would increase significantly primarily due to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed and increased oversight costs of the United States Environmental Protection Agency (“USEPA”). Accordingly, the Company treated this cost update as a change in estimate and increased its reserves related to this matter by $467 as of the end of the second quarter of fiscal 2006. The estimated range of the Company’s remaining liability for this site is $950 to $1,000. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In November 2003, MSC, along with many other companies, was named as a PRP by the USEPA under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA has assumed the role of lead agency for the site and will conduct soil grading work, capping and a cost analysis at the site with funds made available by the state. The USEPA will likely pursue reimbursement of its past costs. Initial estimates showed the Company’s potential range of liability to be $25 to $35, but the information provided to date has been limited.

In May 2002, the Company sold substantially all of the assets of its Pinole Point Steel business. In December 2004, the purchaser of the facility received a letter from the California Regional Water Quality Control Board requesting an investigation of the contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation efforts may be required. The Company believes that the contamination occurred prior to its acquisition of the Pinole Point Steel facility in 1997, and that the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, the Company may be required to do so. The Company is unable to estimate the potential liability, if any, in this matter due to the limited information provided to date.

The Company’s environmental reserves, based on management’s best estimate, were approximately $1,100 as of May 31, 2006 and February 28, 2006. The Company does not believe the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial statements, given the reserves recorded as of May 31, 2006 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposure. MSC believes its range of exposure for all known environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, is $1,100 to $1,600.

On May 8, 2006, the Company received a notice from the Securities and Exchange Commission (“SEC”) requesting that the Company voluntarily produce information regarding the material weaknesses in the internal control over financial reporting disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 28, 2005. The Company cooperated fully with the SEC’s request. On June 30, 2006, the SEC notified the Company that it had concluded its review related to this matter.

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

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto, included in Item 1 of this Form 10-Q, and the audited Consolidated Financial Statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2006 filed on May 19, 2006 (as amended on May 23, 2006) (“Form 10-K”), as well as the Company’s other filings with the Securities and Exchange Commission.

Executive Summary

Material Sciences Corporation (“MSC” or the “Company”) focuses on providing material-based solutions for acoustical and coated metal applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning (“HVAC”), appliance and lighting markets. The Company utilizes a significant level of shared assets and management across each of its product categories. It is common for a single customer to purchase products from several different product categories.

As discussed in more detail in the Company’s Form 10-K, the general state of the principal industries in which the Company operates presents the following risks: overcapacity, uncertainty in the North American automobile industry, pricing and availability of materials, and shifts in the supply models. Overcapacity in the coil coating industry continues to have an impact on pricing, facility utilization and the need for competitive terms of sale. The three largest North American automobile manufacturers represent MSC’s three largest customers and their continued loss of market share could affect the Company’s future revenues and profits. The pricing of materials includes the cost of steel and zinc as well as, but not limited to, the cost of energy and the cost of petroleum-based products. As market conditions change and shifts in the supply model for certain products occur, the Company must adapt its pricing strategy accordingly. Consequently, changes in the supply model may affect the comparability of the revenues, operating margins and working capital for the fiscal periods presented.

On June 20, 2005, MSC completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of its Electronic Materials and Devices Group (“EMD”) to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2,750 as well as approximately $825 of obligations related to certain cost sharing agreements between the Company and TST projected for the 18 months ending in November 2006. EMD is reported as a discontinued operation in all periods presented.

Results Of Operations

A summary of the Company’s consolidated financial performance is as follows:

	Three Months Ended May 31,
	2006	2005	% Fav(Unfav) Variance
Net Sales	$75,764	$73,428	3.2%
Gross Profit	$13,091	$15,074	(13.2)%
% of Net Sales	17.3%	20.5%
Selling, General and Administrative	$8,610	$8,851	2.7%
% of Net Sales	11.4%	12.1%

Sales

	Net Sales for the Three Months Ended May 31,		$ Variance	% Variance
Application	2006	2005
Acoustical	$39,176	$38,208	$968	2.5%
Coated Metal	36,588	35,220	1,368	3.9%

Total	$75,764	$73,428	$2,336	3.2%

Net sales increased 3.2% in the first quarter of fiscal 2007 to $75,764 from $73,428 in the same period last year. Commencing this period, the Company is now reporting sales under two types of applications, acoustical and coated metal, to better reflect its business mix. Sales of electronic products are reported as acoustical sales when sold for disk drive applications and as coated metal sales when sold for all other electronic applications. The Company has also reclassed $290 of other sales in the first quarter of fiscal 2006 from acoustical applications to coated metal applications. Significant changes in certain markets within each application are included in the following commentary about sales fluctuations during the period. This commentary does not necessarily reflect the fluctuations of all markets within each application, only those markets considered to have a significant impact on sales during the period.

Sales of acoustical materials of $39,176 in the first quarter of fiscal 2007 increased 2.5% from $38,208 in the first quarter of fiscal 2006. Body panel laminate (Quiet Steel®) sales increased 9.2% (from $20,171 to $22,018) resulting from the introduction of this product into new vehicle models during the second half of fiscal 2006, although the increase was limited due to price decreases aggregating $1,186. Sales in the brake market decreased $592 (from $9,918 to $9,326) and sales in the engine market decreased $322 (from $6,250 to $5,928) primarily due to softness related to the auto industry and fluctuation in the timing of sales orders.

Sales of coated metal materials of $36,588 in the first quarter of fiscal 2007 increased 3.9% from $35,220 in the first quarter of last year. Gas tank sales increased over 82% (from $7,127 to $12,984) primarily due to the change in the pricing model from toll to package in which sales include the pass-through cost of steel with little or no associated profit, increased sales volume and changes in the product formulation. This was partially offset by a decrease in appliance/HVAC sales of $2,758 (from $10,717 to $7,959) and a decrease in sales of building products of $642 (from $6,606 to $5,964), primarily due to some customer erosion, general market fluctuations and fluctuations in the timing of sales orders.

Gross Profit

The gross profit for the first quarter of fiscal 2007 was $13,091, or 17.3% of net sales, compared with $15,074, or 20.5% of net sales, in the first quarter of fiscal 2006. Although sales have increased, the gross profit and the gross margin have decreased due to a number of factors including changes in the product mix, a significant increase in the cost of zinc and the selling price decrease noted above. Changes in the product mix, including labor and overhead costs such as wages, variable energy costs and production supplies, reduced gross profit by $2,684 during the fiscal quarter ended May 31, 2006 from the same period last year. This was primarily due to a decrease in sales of higher margin products while sales of lower margin products, such as gas tank, increased. The cost of zinc, which is a critical element in the production of certain Quiet Steel® parts, has nearly tripled from the cost in the first quarter of fiscal 2006 causing a $957 decrease in the gross profit during the first quarter of fiscal 2007. The two unfavorable variances mentioned above were partially offset by a favorable variance in customer claims of $1,862 as the Company’s efforts to improve its manufacturing processes have begun to show positive effects on profitability. MSC continues to look for ways to improve its processes and better manage its production costs.

Selling, General and Administrative Expenses

SG&A expenses of $8,610 were 11.4% of net sales in the first quarter of fiscal 2007 compared with $8,851, or 12.1% of net sales in the first quarter of last year. The decrease in SG&A expenses as a percent of net sales primarily resulted from lower costs associated with outside consultants, professional fees and certain employee costs.

Restructuring

The production employees at the Company’s Morrisville, Pennsylvania facility were covered by a union contract that expired in March 2006. The Company implemented new terms and conditions of employment which included a voluntary severance package. The Company commenced hiring employees to replace those who elected the severance package in April 2006. The employees are currently working under the terms and conditions of employment implemented by the Company. The Company recorded restructuring expenses of $578 in severance and related expenses during the first quarter of fiscal 2007. A total of 31 employees accepted the voluntary severance package. As part of this restructuring, a total of $397 was paid during the fiscal quarter ended May 31, 2006 and $181 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of May 31, 2006.

During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $1,667. A total of 93 employees were affected by this restructuring. Of the total amount recorded, $1,200 related to the Middletown closing ($727 in severance and $473 in severance-related expense) and $467 related to other restructuring actions ($289 in severance and $178 in severance-related expense). The Company recorded an additional $990 in restructuring expenses ($571 related to the Middletown closing and $419 in other restructuring actions) in fiscal 2005, subsequent to the end of the first quarter, which affected an additional four employees. The Company also recorded $217 in restructuring expenses during the first quarter of fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. This restructuring liability was fully paid as of February 28, 2006 and there was no activity for these restructuring actions in the first quarter of fiscal 2007.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. The Company reduced these restructuring reserves by $21 during the first quarter of fiscal 2006 based on a revision to the total amounts expected to be paid out for these plans. Net cash of $1 was paid during the first quarter of fiscal 2007 related to these restructuring plans. A total of $5 is recorded as Accrued Expenses and $21 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of May 31, 2006.

The restructuring reserve as of May 31, 2006 is presented in the chart below (which includes the fiscal 2004 and 2007 restructuring plans):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2006	$5	$22	$27
Restructuring Reserve Recorded During the Three Months Ended May 31, 2006	320	258	578
Cash Payments	(325)	(73)	(398)

Restructuring Reserve as of May 31, 2006	$—	$207	$207

Total Other (Income) and Expense, Net

Total other income, net was $174 in the first quarter of fiscal 2007 compared with $37 in the first quarter of fiscal 2006. The increase is primarily due to $152 of interest income earned on the Company’s cash balances.

Income Taxes

MSC’s effective tax rate provision for continuing operations was 44.7% for the first quarter of fiscal 2007 compared to 41.5% for the same period last year. The variance in the effective tax rate compared to the statutory rate was due to valuation allowances for net operating losses for certain foreign subsidiaries and certain states as well as other permanent items relative to income before income taxes.

Results Of Discontinued Operations

As discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements and in the Executive Summary of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company sold substantially all of the assets of its EMD business in June 2005 and reclassified all results of EMD operations to discontinued operations for all periods presented. The Company had no discontinued operations activity for EMD during the three months ended May 31, 2006 compared to a loss on discontinued operations of $793, net of income taxes, during the same period last year. The activity in fiscal 2006 represented the last full quarter of operating activity for the EMD business as it was sold during the second quarter of fiscal 2006. There were $358 in EMD liabilities remaining as of May 31, 2006, almost all of which relate to severance and related costs that are expected to be paid in fiscal 2007. The following table shows the results of discontinued operations of the Company for the three months ended May 31, 2005.

Three Months Ended May 31, 2005
EMD Operations:
Net Sales	$395
Gross Profit	217
SG&A and Other Expenses	1,496
Loss Before Income Taxes	(1,279)
Income Tax Benefit	(486)

Loss on Discontinued Operations – EMD	(793)
Loss on Discontinued Operations – Pinole (Net of Tax Benefit $11)	(17)

Loss on Discontinued Operations – Total	$(810)

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. As of May 31, 2006, there were $138 in net liabilities remaining. The remaining net liabilities consist primarily of accrued expenses not assumed by the purchasers of Pinole Point Steel, Grupo IMSA S.A. de C.V. Pinole Point Steel is reported as a discontinued operation.

There was no activity related to the discontinued operations of Pinole Point Steel in the first quarter of fiscal 2007. The Company recorded a loss on discontinued operations, net of income taxes, of $17 for the first quarter of fiscal 2006, primarily related to workers compensation expenses.

Liquidity And Capital Resources

The Company has historically financed its operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. The Company believes that its cash on hand, cash generated from operations and availability under its credit facility will be sufficient to fund its operations and meet its working capital needs.

During the first quarter of fiscal 2007, MSC generated $2,853 of cash from operating activities compared to $1,466 during the first quarter of last fiscal year. The increase from fiscal 2006 was primarily due to lower payments of accrued incentive compensation partially offset by lower net income, less depreciation and amortization, increased accounts receivable balances (due to increased sales) and a decrease in deferred tax expense. The Company’s inventory balances increased from February 28, 2006, primarily due to steel purchases related to the increased sales of the gas tank product. Prepaid expenses also increased from the prior fiscal year end representing the payment for annual insurance premiums that historically occurs during the first fiscal quarter. Additionally, the Company has experienced increased cash outflow related to purchases of raw materials used in certain production applications.

In the first quarter of fiscal 2007, MSC invested $4,138 in capital improvement projects, compared to $1,250 in the same period last year. The increase was primarily attributable to the construction costs of finishing the Applications Research Center and included $2,698 in capital improvements that were in accounts payable as of February 28, 2006 less $930 in capital improvements that were in accounts payable as of May 31, 2006.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. There were no borrowings outstanding under the New Line as of May 31, 2006. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of May 31, 2006. At the Company’s option, interest is at the bank’s prime rate (8% as of May 31, 2006) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $85,576, on May 31, 2006. As of May 31, 2006, the Company was in compliance with all debt covenants. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In February 2006, the Company’s Board of Directors approved a new share repurchase program whereby the Company may repurchase up to one million shares of the Company’s common stock. The shares may be repurchased from time-to-time on the open market at the Company’s discretion, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. No shares have been repurchased under this program as of May 31, 2006.

The Company is party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, was $1,100 to $1,600 as of May 31, 2006. Refer to Note 19 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Contractual Obligations

The only significant change to the contractual obligations table presented in the Company’s Form 10-K was that the Company made committments for additional purchases of $10,148 of raw materials pro ratably over a period ending in October 2008.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, goodwill, income taxes, environmental reserves and defined benefit retirement plans. Details regarding the Company’s use of these policies and the related estimates are described fully in MSC’s Form 10-K. In addition, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” effective March 1, 2006, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The Company adopted the fair value recognition provisions of SFAS 123(R) and thus did not restate any prior period amounts. The Company granted stock options and restricted stock during the second quarter of fiscal 2007 and management estimates that the range of fair value compensation to be recorded in fiscal 2007 will be $45 to $170, net of applicable taxes. There have been no material changes to the Company’s critical accounting policies that affected MSC’s financial condition or results of operations in the first quarter of fiscal 2007.

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

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q, including, among others:

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Competitive factors including domestic and foreign competition for both acoustical and coated metal applications as well as changes in industry capacity;

•	The Company’s ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted under them;

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations;

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America, and Europe;

•	The successful operation of the Applications Research Center;

•	Increases in the prices as well as availability of raw and other material inputs used by the Company, especially steel and zinc;

•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;

•	The impact of future warranty expenses;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations;

•	Other factors, risks and uncertainties identified in Part I, Item 1A of the Company’s Form 10-K.

MSC undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact the Company’s financial condition or results of operations. Other sections of this Form 10-Q may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a competitive environment. New risks emerge from time to time and it is not always possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareowners should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 19, 2006 (as amended on May 23, 2006) for the year ended February 28, 2006.

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

In connection with the preparation of the Company’s 2006 Annual Report on Form 10-K as filed with the SEC on May 19, 2006 (as amended on May 23, 2006), as of February 28, 2006 (“Form 10-K”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management concluded that control deficiencies existed as of February 28, 2006 in its internal control over financial reporting related to accounting for income taxes. These control deficiencies constituted a material weakness within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” The material weakness related to accounting for income taxes identified by management was disclosed in Item 9A of the Form 10-K. Based on that evaluation, management concluded that the Company’s system of internal control over financial reporting was not effective as of February 28, 2006. As part of its evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period covered by this report, management has (i) identified no material weaknesses other than the weakness described in the Form 10-K and (ii) evaluated whether the material weakness described above continues to exist.

Management believes that the Company has made progress in addressing this material weakness by identifying additional enhancements to the related control procedures. However, the improvements in controls have not been implemented and operating effectively for a sufficient period of time. Additionally, certain internal controls over the accounting for income taxes are annual controls associated with the preparation of the Company’s year-end financial statements and, therefore, cannot be established as fully remediated until that time. Accordingly, management has concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2006. Management has performed additional analysis and other post-closing procedures to ensure the Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles.

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

Changes in internal control over financial reporting. During the quarter ended May 31, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management, with oversight from the Audit Committee, continues to focus on addressing the material weakness disclosed in its Form 10-K and is committed to remediate the material weakness as expeditiously as possible. Although the Company’s remediation efforts are underway, control weaknesses will not be considered remediated until: (i) the new or enhanced internal controls are implemented and operational for a sufficient period of time; (ii) these new or enhanced controls are tested for effectiveness; and (iii) management concludes that these controls are operating effectively.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2006

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements. See Note 19 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

As discussed in Note 19 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, the Securities and Exchange Commission has notified the Company that it concluded its review of the material weaknesses in internal control over financial reporting disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 28, 2005, eliminating this review as a risk factor. All the other risk factors listed in the Annual Report on Form 10-K for the fiscal year ended February 28, 2006 are still applicable.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 10th day of July 2006.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer
and Director

By:	/s/ James M. Froisland
James M. Froisland
Senior Vice President, Chief
Financial Officer, Chief Information
Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended May 31, 2006

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1	Offer Letter of Employment between Material Sciences Corporation and James M. Froisland Dated June 21, 2006.

10.2	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 of Material Science’s Current Report on Form 8-K dated June 21, 2006 and filed with the Securities and Exchange Commission on June 26, 2006).

10.3	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 of Material Science’s Current Report on Form 8-K dated June 21, 2006 and filed with the Securities and Exchange Commission on June 26, 2006).

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer