Form 10-Q
period 2006-08-31
MATERIAL SCIENCES CORP
filed 2006-10-10
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

As of October 3, 2006, there were 14,603,974 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended August 31, 2006

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share data)	2006	2005	2006	2005
Net Sales	$67,313	$73,975	$143,077	$147,403
Cost of Sales	54,012	60,961	116,685	119,315

Gross Profit	13,301	13,014	26,392	28,088
Selling, General and Administrative Expenses	8,588	9,154	17,198	18,005
Restructuring Expenses	14	52	592	248

Income from Operations	4,699	3,808	8,602	9,835

Other (Income) and Expense:
Interest (Income) Expense, Net	(268)	29	(394)	45
Equity in Results of Joint Venture	(32)	(65)	(56)	(118)
Other, Net	(39)	—	(63)	—

Total Other Income, Net	(339)	(36)	(513)	(73)

Income from Continuing Operations Before Provision for Income Taxes	5,038	3,844	9,115	9,908
Provision for Income Taxes	2,318	1,809	4,141	4,324

Income from Continuing Operations	2,720	2,035	4,974	5,584
Loss on Discontinued Operations (Net of Benefit for Income Taxes of $0, $707, $0 and $1,204, Respectively)	—	(1,150)	—	(1,960)

Net Income	$2,720	$885	$4,974	$3,624

Basic Net Income Per Share:
Income from Continuing Operations	$0.19	$0.14	$0.34	$0.38
Loss on Discontinued Operations	—	(0.08)	—	(0.13)

Basic Net Income Per Share	$0.19	$0.06	$0.34	$0.25

Diluted Net Income Per Share:
Income from Continuing Operations	$0.19	$0.14	$0.34	$0.38
Loss on Discontinued Operations	—	(0.08)	—	(0.13)

Diluted Net Income Per Share	$0.19	$0.06	$0.34	$0.25

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income Per Share	14,655	14,641	14,689	14,634
Dilutive Shares	5	52	8	45

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,660	14,693	14,697	14,679

Outstanding Common Stock Options Having No Dilutive Effect	286	140	286	140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	August 31, 2006	February 28, 2006
Assets:
Current Assets:
Cash and Cash Equivalents	$11,400	$13,600
Receivables, Less Reserves of $3,848 and $5,264, Respectively	33,890	36,419
Income Taxes Receivable	373	2,687
Prepaid Expenses	2,062	1,234
Inventories	51,844	40,058
Deferred Income Taxes	2,599	2,599
Current Assets of Discontinued Operation - EMD	—	4

Total Current Assets	102,168	96,601

Property, Plant and Equipment	239,516	233,606
Accumulated Depreciation and Amortization	(165,823)	(160,468)

Net Property, Plant and Equipment	73,693	73,138

Other Assets:
Investment in Joint Venture	2,235	2,153
Goodwill	1,319	1,319
Deferred Income Taxes	254	813
Other	521	544

Total Other Assets	4,329	4,829

Total Assets	$180,190	$174,568

Liabilities:
Current Liabilities:
Accounts Payable	$33,440	$30,492
Accrued Payroll Related Expenses	5,179	5,877
Accrued Expenses	6,662	5,896
Current Liabilities of Discontinued Operation - EMD	6	467
Current Liabilities of Discontinued Operation - Pinole Point Steel	121	216

Total Current Liabilities	45,408	42,948

Long-Term Liabilities:
Other	9,450	9,748

Total Long-Term Liabilities	9,450	9,748

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	380	378
Additional Paid-In Capital	78,923	78,573
Treasury Stock at Cost	(48,757)	(46,528)
Retained Earnings	93,105	88,131
Accumulated Other Comprehensive Income	1,681	1,318

Total Shareowners’ Equity	125,332	121,872

Total Liabilities and Shareowners’ Equity	$180,190	$174,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Six Months Ended August 31,
(In thousands)	2006	2005
Cash Flows From:
Operating Activities:
Net Income	$4,974	$3,624
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	5,332	5,847
Provision for Deferred Income Taxes	756	3,761
Compensatory Effect of Stock Plans	114	203
Other, Net	(56)	(118)
Changes in Assets and Liabilities:
Receivables	2,631	3,961
Income Taxes Receivable	2,314	(136)
Prepaid Expenses	(821)	(858)
Inventories	(11,631)	(8,204)
Accounts Payable	4,581	5,402
Accrued Expenses	(171)	(6,539)
Other, Net	(292)	212

Net Cash Provided by Continuing Operations	7,731	7,155
Net Cash Provided by (Used in) Discontinued Operations	(552)	1,464

Net Cash Provided by Operating Activities	7,179	8,619

Investing Activities:
Capital Expenditures	(7,513)	(3,165)

Net Cash Used in Investing Activities	(7,513)	(3,165)

Financing Activities:
Payments of Long-Term Debt	—	(20,100)
Proceeds Under Line of Credit	—	19,000
Purchases of Treasury Stock	(2,080)	—
Issuance of Common Stock	238	450

Net Cash Used in Financing Activities	(1,842)	(650)

Effect of Exchange Rate Changes on Cash	(24)	(4)

Net Increase (Decrease) in Cash	(2,200)	4,800
Cash and Cash Equivalents at Beginning of Period	13,600	1,774

Cash and Cash Equivalents at End of Period	$11,400	$6,574

Non-Cash Transactions:
Change in Capital Expenditures in Accounts Payble During the Period	$(1,819)	$—

Supplemental Cash Flow Disclosures:
Interest Paid	$73	$67
Income Taxes Paid	1,079	395

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

(In thousands, except per share data)

The data as of August 31, 2006 and for the three and six months ended August 31, 2006 and 2005 has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 19, 2006 (as amended on May 23, 2006) for the fiscal year ended February 28, 2006.

(1)	Sale of Business. On June 20, 2005, the Company completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of its Electronic Materials and Devices Group (“EMD”) to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2,750 as well as approximately $825 of obligations related to certain cost sharing agreements between the Company and TST projected for the 18 months ending in November 2006. The Company no longer reports EMD as a separate segment, rather it reports EMD as a discontinued operation in all periods presented. See Note 15 for a discussion of the Company’s discontinued operations.

(2)	Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture partnership with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. The Company includes its portion of Tekno’s results in the Condensed Consolidated Statements of Income under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $32 and $56 for the three and six months ended August 31, 2006, respectively, compared to income of $65 and $118 in the comparable periods of 2005.

(3)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,015,622 Shares Issued and 14,599,974 Shares Outstanding as of August 31, 2006 and 18,912,582 Shares Issued and 14,723,934 Shares Outstanding as of February 28, 2006.

(5)	Treasury Stock. Treasury Stock at Cost; 4,415,648 Shares as of August 31, 2006 and 4,188,648 Shares as of February 28, 2006. In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares may be repurchased from time-to-time on the open market at the Company’s discretion, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. During the fiscal quarter ended August 31, 2006, the Company repurchased 227,000 shares of common stock on the open market at a total cost of $2,229, including $149 in accounts payable at August 31, 2006 related to trades that had not settled.

(6)	Comprehensive Income.

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005
Net Income	$2,720	$885	$4,974	$3,624
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(42)	(174)	363	(202)

Comprehensive Income	$2,678	$711	$5,337	$3,422

(7)	Indebtedness. The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. There were no borrowings outstanding under the New Line as of August 31, 2006. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of August 31, 2006. At the Company’s option, interest is at the bank’s prime rate (8.25% as of August 31, 2006) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $86,936, on August 31, 2006. As of August 31, 2006, the Company was in compliance with all debt covenants. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

(8)	Inventory. Inventories consist of the following:

	August 31, 2006	February 28, 2006
Raw Materials	$20,630	$15,840
Finished Goods	31,214	24,218

Total Inventories	$51,844	$40,058

The Company’s inventory balances increased from February 28, 2006, primarily due to a build up of finished goods inventory at the Company’s Walbridge, Ohio plant in anticipation of the expiration of the union contract at the plant in September 2006. However, a new four-year contract was ratified by the union in September, so management expects that inventories will decrease in the third and fourth quarters as shipments should exceed new production. Inventories also increased, to a lesser extent, due to a change in the pricing model from toll to package for a key customer.

(9)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three and six months ended August 31, 2006 and 2005.

	% of Consolidated Net Sales for the Three Months Ended August 31,		% of Consolidated Net Sales for the Six Months Ended August 31,
Customer	2006	2005	2006	2005
Ford	16%	7%	18%	8%
DaimlerChrysler	12%	12%	14%	14%
General Motors	12%	11%	12%	9%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of August 31, 2006 and February 28, 2006.

	% of Consolidated Gross Accounts Receivable
Customer	August 31, 2006	February 28, 2006
Ford	16%	21%
DaimlerChrysler	12%	11%
General Motors	12%	14%

MSC’s domestic and foreign net sales are presented in the table below. Of the foreign sales, no one country comprised greater than 10% of consolidated net sales.

	Three Months Ended August 31,		Six Months Ended August 31,
Net Sales	2006	2005	2006	2005
Domestic	$64,822	$71,180	$137,357	$141,924
Foreign	2,491	2,795	5,720	5,479

Total	$67,313	$73,975	$143,077	$147,403

(10)	Intangible Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate potential impairment. The Company’s policy is to perform its required annual impairment assessment during the fourth quarter of the fiscal year.

Apart from $1,319 of goodwill, the Company has no other identified intangible assets recorded on the Condensed Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the three and six months ended August 31, 2006.

(11)	Interest (Income) Expense. The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended August 31,		Six Months Ended August 31,
Interest (Income) Expense, Net:	2006	2005	2006	2005
Interest Expense	$79	$39	$105	$70
Interest Income	(347)	(10)	(499)	(25)

Interest (Income) Expense, Net	$(268)	$29	$(394)	$45

(12)	Restructuring. The production employees at the Company’s Morrisville, Pennsylvania facility were covered by a union contract that expired in March 2006. The Company implemented new terms and conditions of employment which included a voluntary severance package. The Company commenced hiring employees to replace those who elected the severance package in April 2006. The employees are currently working under the terms and conditions of employment implemented by the Company. The Company recorded restructuring expenses of $578 in severance and related expenses during the first six months of fiscal 2007 related to this restructuring. A total of 31 employees accepted the voluntary severance package. As part of this restructuring, a total of $521 was paid during the first six months of fiscal 2007 and $57 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of August 31, 2006.

During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,657 for the fiscal year ended February 28, 2005. A total of 97 employees were affected by this restructuring. The Company also recorded $269 in restructuring expenses for the fiscal 2005 restructuring plan during the first six months of fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. This restructuring liability was fully paid as of February 28, 2006 and there was no activity for these restructuring actions in the first six months of fiscal 2007.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. The Company reduced these restructuring reserves by $21 during the first quarter of fiscal 2006 and increased these reserves by $14 during the second quarter of fiscal 2007 based on revisions to the total amounts expected to be paid out for the fiscal 2004 restructuring primarily related to medical expenses. Net cash of $2 was paid during the first six months of fiscal 2007 related to the fiscal 2004 restructuring. A total of $6 is recorded as Accrued Expenses and $33 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of August 31, 2006.

The restructuring reserve as of August 31, 2006 is presented in the chart below (which includes the fiscal 2004 and 2007 restructuring plans):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2006	$5	$22	$27
Restructuring Reserve Recorded During the Six Months Ended August 31, 2006	320	272	592
Cash Payments	(325)	(198)	(523)

Restructuring Reserve as of August 31, 2006	$—	$96	$96

(13)	Income Taxes. MSC’s effective income tax provision rate for continuing operations was 46.0% and 45.4% for the three and six months ended August 31, 2006, respectively, compared to 47.1% and 43.6% for the same periods last year. The variance in the effective rate compared to the statutory rate was due to valuation allowances for net operating losses for certain foreign subsidiaries and certain states as well as other permanent items relative to income before income taxes.

(14)	Retirement Plans. MSC has qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for its defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended August 31,
	2006	2005	2006	2005
Service Cost	$9	$42	$22	$18
Interest Cost	202	125	35	30
Expected Return on Plan Assets	(152)	(56)	(1)	(1)
Amortization of Net (Gain) or Loss	48	5	10	3
Amortization of Prior Service Cost	13	22	—	—
Curtailment Charges	—	—	—	—
Amortization of Transition Obligation	—	1	—	—

Total Net Periodic Benefit Cost	$120	$139	$66	$50

	Pension Benefits		Other Benefits
	Six Months Ended August 31,
	2006	2005	2006	2005
Service Cost	$35	$84	$45	$36
Interest Cost	404	250	70	60
Expected Return on Plan Assets	(303)	(112)	(2)	(2)
Amortization of Net (Gain) or Loss	95	11	19	5
Amortization of Prior Service Cost	37	44	—	—
Curtailment Charges	215	—	—	—
Amortization of Transition Obligation	—	2	—	—

Total Net Periodic Benefit Cost	$483	$279	$132	$99

MSC previously disclosed in its financial statements for the year ended February 28, 2006, that it expected to contribute $952 toward its qualified and nonqualified defined benefit pension plans and $96 toward its postretirement benefit plans other than pensions in fiscal 2007. As of August 31, 2006, $499 of contributions/payments has been made toward the pension plans and $101 of contributions/payments have been made to the other postretirement plans.

Effective June 30, 2006, the Company has frozen the defined benefit pension plan at its Morrisville, Pennsylvania plant. In conjunction with this action, which was announced during the first quarter, the Company recorded $215 in pension expenses related to the curtailment of this plan during the quarter ended May 31, 2006.

(15)	Discontinued Operations. As discussed in Note 1, the Company sold substantially all of the assets of its EMD business in June 2005. The results of EMD operations have been reported as discontinued operations for all periods presented. The Company recorded losses on discontinued operations for EMD of $1,068 and $1,861, net of income taxes, for the three and six months ended August 31, 2005, respectively, including $2,207 in severance and related costs incurred in preparation for the disposal of the EMD business. In addition, the Company recorded a loss on the sale of the EMD assets of $139, net of income tax benefit of $86, during the quarter ended August 31, 2005. The Company had no discontinued operations activity for EMD during the three and six months ended August 31, 2006. There were $6 of EMD liabilities remaining as of August 31, 2006, all of which relate to severance and related costs that are expected to be paid in fiscal 2007. The following table shows the results of discontinued operations of the Company for the three and six months ended August 31, 2005.

	Three Months Ended August 31,	Six Months Ended August 31,
	2005	2005
EMD Operations:
Net Sales	$737	$1,132
Gross Profit	673	890
SG&A and Other Expenses	2,397	3,893
Loss Before Income Taxes	(1,724)	(3,003)
Income Tax Benefit	(656)	(1,142)

Loss on Discontinued Operations – EMD	(1,068)	(1,861)
Loss on Sale of EMD (Net of Tax Benefit of $86 and $86, Respectively)	(139)	(139)
Income on Discontinued Operations - Pinole (Net of Tax Provision of $35 and $24, Respectively)	57	40

Loss on Discontinued Operations – Total	$(1,150)	$(1,960)

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. As of August 31, 2006, there was $121 in net liabilities remaining. The remaining net liabilities consist primarily of accrued expenses not assumed by the purchaser of Pinole Point Steel, Grupo IMSA S.A. de C.V. Pinole Point Steel is reported as a discontinued operation.

There was no activity related to the discontinued operations of Pinole Point Steel in the first six months of fiscal 2007. The Company recorded income on discontinued operations, net of income taxes, of $57 and $40 for the three and six months ended August 31, 2005, respectively, primarily related to the recovery of a previously written-off receivable balance partially offset by workers compensation expenses.

(16)	Equity and Compensation Plans. Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and restricted stock units based on estimated fair values at date of grant. SFAS 123(R) supersedes the Company’s previous “disclosure only” provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, and Accounting Principles Board Opinion No. 25 (“APB 25), “Accounting for Stock Issued to Employees.”

The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire between five and ten years from the date of grant. Restricted stock and cash awards generally vest over three to five years from the date of grant. Restricted stock and cash awards have been issued with restrictions based upon time and Company earnings performance or a combination thereof.

The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 56,840 stock options outstanding and exercisable under this plan as of August 31, 2006.

Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective method, and thus did not restate any prior period amounts. The Company recorded $69 of compensation expense, net of applicable taxes, in its statement of operations for the three and six months ended August 31, 2006.

In accordance with SFAS 123(R), excess tax benefits from stock awards are presented as financing cash flows rather than operating cash flows. The Company recorded no excess tax benefits during the six months ended August 31, 2006 and 2005.

Stock Option Activity

The Company granted 150,000 stock options during the quarter ended August 31, 2006. The Black-Scholes weighted average value of options granted was $2.73. There were no options granted during fiscal 2006. The Company recorded compensation expense related to this grant of $27, net of related taxes, during the quarter. As of August 31, 2006, there was $364 of total unrecognized pretax compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending May 31, 2009.

The following table summarizes stock option activity for the six months ended August 31, 2006:

	Options Outstanding
	Directors	Key Employees	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of March 1, 2006	56,840	171,959	$13.04
Granted	—	150,000	$12.75
Exercised	—	(17,604)	$10.00
Cancelled	—	(62,081)	$15.08

Outstanding as of August 31, 2006	56,840	242,274	$12.65	$1,411

Exercisable as of August 31, 2006	56,840	92,274	$12.55	$1,001

The Company has elected to continue to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants in future periods have characteristics that cannot be reasonably estimated using this model.

The following assumptions were used for the option grant:

Dividend Yield	0.0%
Risk-Free Interest Rate	5.13%
Expected Volatility	36.64%
Expected Life (in Years)	4.0

The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company uses a dividend yield percentage of zero. The Company uses a risk-free interest rate consistent with the yield available on a U.S. Treasury Note with a term equal to the expected term of the underlying grant. The expected volatility was estimated based upon the historical volatility of the Company’s share price. The expected life was an average of the vesting period and the life of the grant.

The following table shows stock options outstanding and stock options exercisable at August 31, 2006:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.80 - $ 9.90	19,181	3.53	$8.34	19,181	$8.34
$10.00 - $11.71	57,226	2.63	$10.26	57,226	$10.26
$12.34 - $14.50	172,907	4.52	$12.81	22,907	$13.18
$16.38 - $18.00	49,800	0.46	$16.52	49,800	$16.52

$ 6.80 - $18.00	299,114	3.42	$12.65	149,114	$12.55

Restricted Stock Activity

A summary of restricted stock transactions for the six months ended August 31, 2006 was as follows:

	Shares	Weighted Average Fair Value Per Share
Unvested as of March 1, 2006	—	—
Granted	80,400	$10.00
Vested	—	—
Canceled	—	—

Unvested as of August 31, 2006	80,400	$10.00

The Company granted 80,400 shares of restricted stock during the quarter ended August 31, 2006. The Company recorded compensation expense related to this grant of $42, net of related taxes, during the quarter. There were no restricted stock grants in fiscal 2006. The total unrecognized pretax compensation expense related to the restricted stock was $735 as of August 31, 2006, and is expected to be recognized ratably over a period ending April 30, 2009. The shares vest by meeting certain performance measures based on earnings.

Pro Forma Disclosures

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

	Three Months Ended August 31, 2005	Six Months Ended August 31, 2005
Net Income:
As Reported	$885	$3,624
Add: Stock Based Employee Compensation Expense Included in Reported Net Income , Net of Income Taxes	84	126
Deduct: Total Stock Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards, Net of Income Taxes	(91)	(140)

Pro Forma	$878	$3,610

Basic Net Income Per Share:
As Reported	$0.06	$0.25

Pro Forma	$0.06	$0.25

Diluted Net Income Per Share:
As Reported	$0.06	$0.25

Pro Forma	$0.06	$0.25

(17)	Segments. MSC operates in one business segment based on how management views its business for evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated material-based solutions include coil coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning, lighting and appliance markets.

(18)	New Accounting Pronouncements. Effective March 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which requires abnormal amounts of idle facility expense, handling costs and wasted material (spoilage) to be recognized as current period charges. In addition, it requires that allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facility. The adoption of this standard had no material impact on the Company’s financial position, results of operations and cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its results of operations, financial position and cash flows.

(19)	Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a Superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) for the surface, soil and ground water contamination at this site.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In late December 2005, the Company received an update indicating that the projected remediation costs would increase significantly primarily due to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed and increased oversight costs of the United States Environmental Protection Agency (“USEPA”). Accordingly, the Company treated this cost update as a change in estimate and increased its reserves related to this matter by $467 as of the end of the second quarter of fiscal 2006. The estimated range of the Company’s remaining liability for this site is $800 to $840. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1,200 to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

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

The Company’s environmental reserves, based on management’s best estimate, were approximately $1,000 and $1,100 as of August 31, 2006 and February 28, 2006, respectively. The Company does not believe the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s income statement, financial position or cash flows, given the reserves recorded as of August 31, 2006 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposure. MSC believes its range of exposure for all known environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, is $1,000 to $1,500.

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

Executive Summary

Material Sciences Corporation (“MSC” or the “Company”) focuses on providing material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning (“HVAC”), appliance and lighting markets. The Company utilizes a significant level of shared assets and management across each of its product categories. It is common for a single customer to purchase products from several different product categories.

As discussed in more detail in the Company’s Form 10-K, the general state of the principal industries in which the Company operates presents the following risks: overcapacity, uncertainty in the North American automobile industry, pricing and availability of materials, and shifts in the supply models. Overcapacity in the coil coating industry continues to have an impact on pricing, facility utilization and the need for competitive terms of sale. The three largest North American automobile manufacturers represent MSC’s three largest customers and their recently announced production cuts for the second half of calendar 2006 are expected to have a negative impact on the Company’s revenues and profits during the second half of fiscal 2007. The pricing of materials includes the cost of steel and zinc as well as, but not limited to, the cost of energy and the cost of petroleum-based products. As discussed in more detail below under “Results of Operations”, the Company has lost a majority of its disk drive business which is also expected to have a negative impact on revenues and profits in the second half of fiscal 2007.

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

Results of Operations

A summary of the Company’s consolidated financial performance is as follows:

	Three Months Ended August 31,			Six Months Ended August 31,
	2006	2005	% Fav(Unfav) Variance	2006	2005	% Fav(Unfav) Variance
Net Sales	$67,313	$73,975	(9.0)%	$143,077	$147,403	(2.9)%

Gross Profit	$13,301	$13,014	2.2%	$26,392	$28,088	(6.0)%
% of Net Sales	19.8%	17.6%		18.4%	19.1%

Selling, General and Administrative	$8,588	$9,154	6.2%	$17,198	$18,005	4.5%
% of Net Sales	12.8%	12.4%		12.0%	12.2%

Sales

	Net Sales for the Three Months Ended August 31,
Application	2006	2005	$ Variance	% Variance
Acoustical	$31,870	$35,963	$(4,093)	(11.4)%
Coated	35,443	38,012	(2,569)	(6.8)%

Total	$67,313	$73,975	$(6,662)	(9.0)%

	Net Sales for the Six Months Ended August 31,
Application	2006	2005	$ Variance	% Variance
Acoustical	$71,046	$74,171	$(3,125)	(4.2)%
Coated	72,031	73,232	(1,201)	(1.6)%

Total	$143,077	$147,403	$(4,326)	(2.9)%

Net sales for the three and six months ended August 31, 2006 decreased 9.0% and 2.9% to $67,313 and $143,077 from $73,975 and $147,403 in the same periods last year. During the first quarter of fiscal 2007, the Company began reporting sales under two types of applications, acoustical and coated, to better reflect its business mix. Sales of electronic products are reported as acoustical sales when sold for disk drive applications and as coated sales when sold for all other electronic applications. The Company has also reclassified $226 and $516 of other sales for the three and six months ended August 31, 2005 from acoustical applications to coated applications to more accurately reflect a certain product’s application. Significant changes in certain markets within each application are included in the following commentary about sales fluctuations during the period. This commentary does not necessarily reflect the fluctuations of all markets within each application, only those markets considered to have a significant impact on sales during the period.

Sales of acoustical materials of $31,870 and $71,046 for the three and six months ended August 31, 2006 decreased 11.4% and 4.2%, respectively, from $35,963 and $74,171 in the same periods last year. Body panel laminate (Quiet Steel®) sales for the three months ended August 31, 2006 decreased 5.3% (from $18,047 to $17,085) primarily due to the economic condition associated with the overall softness of the North American auto industry. The significant reduction in automobile sales and production has reduced the demand for body panel laminate. Body panel laminate sales for the six months ended August 31, 2006 increased 2.3% (from $38,218 to $39,103) as the introduction of this product into new vehicle models during the second half of fiscal 2006 and shipments of a new four-sided EG laminate product during the first quarter of fiscal 2007 have helped to offset the overall softness of the industry. Sales in the brake market for the three and six months ended August 31, 2006 decreased 20.7% (from $10,786 to $8,552) and 13.6% (from $20,704 to $17,878), respectively, primarily due to softness in the auto industry and an overall reduction in the quantity of inventory carried by our customers. The Company has also lost a majority of its disk drive business due to changes in customer demand. Disk drive sales for the three and six months ended August 31, 2006 decreased $875 (from $1,706 to $831) and $878 (from $3,424 to $2,546), respectively, as a customer decided to reduce the quality of the noise, vibration and harshness in its disk drive products in order to save on its production costs. The Company is working to regain a portion of the lost business as it focuses its sales efforts on the high-performance section of the disk drive market. Additionally, the Company reduced acoustical sales in the second quarter of fiscal 2007 by $505 to correct customer billing issues, of which $308 related to billings made in prior years. These amounts are not material to the current or prior fiscal quarters or fiscal years.

Sales of coated materials of $35,443 and $72,031 for the three and six months ended August 31, 2006 decreased 6.8% and 1.6%, respectively, from $38,012 and $73,232 in the same periods last year. Gas tank sales for the three months ended August 31, 2006 decreased $730 (from $10,179 to $9,449) also due to the softness of the auto industry, particularly sport-utility vehicles. However, gas tank sales for the six months ended August 31, 2006 increased nearly 30% (from $17,306 to $22,433) primarily due to the change in the pricing model from toll to package made during the first quarter of fiscal 2006, in which sales now include the pass-through cost of steel with little or no associated profit, increased sales volume and changes in the product formulation. Appliance/HVAC sales for the three and six months ended August 31, 2006 decreased $4,396 (from $13,348 to $8,952) and $7,154 (from $24,065 to $16,911), respectively, primarily due to some lost business and general market fluctuations. Lighting sales for the three and six months ended August 31, 2006 increased $1,015 (from $802 to $1,817) and $1,694 (from $2,077 to $3,771), respectively, primarily due to new business.

Gross Profit

The gross profit for the three and six months ended August 31, 2006 was $13,301 (19.8% of net sales) and $26,392 (18.4% of net sales), respectively, compared with $13,014 (17.6% of net sales) and $28,088 (19.1% of net sales), respectively, in the same periods of fiscal 2006. Although sales in the second quarter of fiscal 2007 have decreased from the comparable quarter of fiscal 2006, the gross profit and the gross margin (gross profit as a percent of sales) have increased. The improvement in the gross margin was primarily due to the improvements in quality the Company has experienced, an increase in scrap prices and a gain recorded on a raw material contract. Returns and allowances related to quality issues have decreased $1,663 in the second quarter of fiscal 2007 from the levels of the comparable quarter last year and scrap sales have increased $881 over the same period. The Company has entered into a contract to purchase a raw material commodity over the next 26 months. The Company recorded a pre-tax gain of $647 in the second quarter related to the mark-to-market value of this contract. This gain reduced cost of sales in the quarter and will be amortized back into cost of sales over the next 26 months. These favorable variances were offset by changes in the product mix and a significant increase in the cost of zinc. Changes in the product mix and higher variable labor and overhead costs such as wages, variable energy costs and production supplies, reduced gross profit in the quarter by $2,233. The cost of zinc, which is a critical element in the production of certain Quiet Steel® parts, has nearly tripled from the cost in fiscal 2006 causing an $820 decrease in the gross profit during the quarter.

Gross profit and gross margin for the six months ended August 31, 2006 have decreased due to a number of factors including changes in the product mix and a significant increase in the cost of zinc. Changes in the product mix reduced gross profit by $4,503 during the six months ended August 31, 2006 from the same period last year. Increases in the cost of zinc caused a $1,777 decrease in the gross profit during the first six months of fiscal 2007. The unfavorable variances in product mix and zinc for the first six months of fiscal 2007 were partially offset by decreases in quality-related returns and allowances of $3,235, increased scrap sales of $748 and the gain on the raw material contract mentioned above. MSC continues to look for ways to improve its processes and better manage its production costs.

Selling, General and Administrative Expenses

SG&A expenses for the three and six months ended August 31, 2006 were $8,588 (12.8% of net sales) and $17,198 (12.0% of net sales), respectively, compared with $9,154 (12.4% of net sales) and $18,005 (12.2% of net sales), respectively, in the same periods last year. The decrease in SG&A expenses during the second quarter and on a year-to-date basis was primarily due to the collection of a $341 account receivable in the second quarter of fiscal 2007 that had been previously written off and environmental expenses of $467 recorded in the second quarter of fiscal 2006 that did not repeat this year. These favorable expenses were partially offset by increased management incentive accruals of approximately $600 in fiscal 2007.

Restructuring

The production employees at the Company’s Morrisville, Pennsylvania facility were covered by a union contract that expired in March 2006. The Company implemented new terms and conditions of employment which included a voluntary severance package. The Company commenced hiring employees to replace those who elected the severance package in April 2006. The employees are currently working under the terms and conditions of employment implemented by the Company. The Company recorded restructuring expenses of $578 in severance and related expenses during the first quarter of fiscal 2007 related to this restructuring. A total of 31 employees accepted the voluntary severance package. As part of this restructuring, a total of $521 was paid during the first six months of fiscal 2007 and $57 is recorded as Accrued Payroll Related Expenses in the Condensed Consolidated Balance Sheet as of August 31, 2006.

During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,657 for the fiscal year ended February 28, 2005. A total of 97 employees were affected by this restructuring. The Company also recorded $269 in restructuring plan expenses during the first six months of fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. This restructuring liability was fully paid as of February 28, 2006 and there was no activity for these restructuring actions in the first six months of fiscal 2007.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. The Company reduced these restructuring reserves by $21 during the first quarter of fiscal 2006 and increased these reserves by $14 during the second quarter of fiscal 2007 based on revisions to the total amounts expected to be paid out for these plans, primarily related to medical expenses. Net cash of $2 was paid during the first six months of fiscal 2007 related to these restructuring plans. A total of $6 is recorded as Accrued Expenses and $33 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of August 31, 2006.

The restructuring reserve as of August 31, 2006 is presented in the chart below (which includes the fiscal 2004 and 2007 restructuring plans):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2006	$5	$22	$27
Restructuring Reserve Recorded During the Six Months Ended August 31, 2006	320	272	592
Cash Payments	(325)	(198)	(523)

Restructuring Reserve as of August 31, 2006	$—	$96	$96

Total Other (Income) and Expense, Net

Total other income, net for the three and six months ended August 31, 2006 was $339 and $513, respectively, compared with $36 and $73 in the same periods of fiscal 2006. The increase is primarily due to interest income earned on the Company’s cash balances which are significantly higher than they were in fiscal 2006 as well as $135 in interest received on the collection of an account receivable which had been previously written off.

Income Taxes

MSC’s effective income tax provision rate for continuing operations was 46.0% and 45.4% for the three and six months ended August 31, 2006, respectively, compared to 47.1% and 43.6% for the same periods last year. The variance in the effective tax rate compared to the statutory rate was due to valuation allowances for net operating losses for certain foreign subsidiaries and certain states as well as other permanent items relative to income before income taxes.

Results of Discontinued Operations

As discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements and in the Executive Summary of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company sold substantially all of the assets of its EMD business in June 2005 and reclassified all results of EMD operations to discontinued operations for all periods presented. The Company recorded losses on discontinued operations for EMD of $1,068 and $1,861, net of income taxes, for the three and six months ended August 31, 2005, respectively, including $2,207 in severance and related costs incurred in preparation for the disposal of the EMD business. In addition, the Company recorded a loss on the sale of the EMD assets of $139, net of income tax benefit of $86, during the quarter ended August 31, 2005. The Company had no discontinued operations activity for EMD during the three and six months ended August 31, 2006. There were $6 of EMD liabilities remaining as of August 31, 2006, all of which relate to severance and related costs that are expected to be paid in fiscal 2007. The following table shows the results of discontinued operations of the Company for the three and six months ended August 31, 2005.

	Three Months Ended August 31, 2005	Six Months Ended August 31, 2005
EMD Operations:
Net Sales	$737	$1,132
Gross Profit	673	890
SG&A and Other Expenses	2,397	3,893
Loss Before Income Taxes	(1,724)	(3,003)
Income Tax Benefit	(656)	(1,142)

Loss on Discontinued Operations – EMD	(1,068)	(1,861)
Loss on Sale of EMD (Net of Tax Benefit of $86 and $86, Respectively)	(139)	(139)
Income on Discontinued Operations – Pinole (Net of Tax Provision of $35 and $24, Respectively)	57	40

Loss on Discontinued Operations – Total	$(1,150)	$(1,960)

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. As of August 31, 2006, there was $121 in net liabilities remaining. The remaining net liabilities consist primarily of accrued expenses not assumed by the purchasers of Pinole Point Steel, Grupo IMSA S.A. de C.V. Pinole Point Steel is reported as a discontinued operation.

There was no activity related to the discontinued operations of Pinole Point Steel in the first six months of fiscal 2007. The Company recorded income on discontinued operations, net of income taxes, of $57 and $40 for the three and six months ended August 31, 2005, respectively, primarily related to workers compensation expenses.

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

During the first six months of fiscal 2007, MSC generated $7,179 of cash from operating activities compared to $8,619 during the first six months of last fiscal year. The decrease from fiscal 2006 was primarily due to increased inventories partially offset by higher net income and income tax refunds received during the period. The Company’s inventory balances increased from February 28, 2006, primarily due to a build up of finished goods inventory at the Company’s Walbridge, Ohio plant in anticipation of the expiration of the union contract at the plant in September 2006. However, a new four-year contract was ratified by the union in September, so management expects that inventories will decrease in the third and fourth quarters as shipments should exceed new production. Inventories also increased, to a lesser extent, due to a change in the pricing model from toll to package for a key customer.

Additionally, the Company has experienced increased cash outflow related to purchases of raw materials used in certain production applications due to price increases.

In the first six months of fiscal 2007, MSC invested $7,513 in capital improvement projects, compared to $3,165 in the same period last year. The increase was primarily attributable to the construction costs of finishing the Application Research Center and included $2,698 in capital improvements that were in accounts payable as of February 28, 2006 less $879 in capital improvements that were in accounts payable as of August 31, 2006.

The Company entered into an amended and restated $30,000 committed line of credit (“New Line”) on April 30, 2004. The agreement expires on October 11, 2007. There were no borrowings outstanding under the New Line as of August 31, 2006. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of August 31, 2006. At the Company’s option, interest is at the bank’s prime rate (8.25% as of August 31, 2006) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $86,936, on August 31, 2006. As of August 31, 2006, the Company was in compliance with all debt covenants. There are restrictions under the New Line on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The New Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In February 2006, the Company’s Board of Directors approved a new share repurchase program whereby the Company may repurchase up to one million shares of the Company’s common stock. The shares may be repurchased from time-to-time on the open market at the Company’s discretion, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. MSC repurchased 227,000 shares during the fiscal quarter ended August 31, 2006 at a total cost of $2,229 (including $149 in accounts payable related to transactions that occurred during the quarter, but settled subsequent to August 31, 2006).

The Company is party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, was $1,000 to $1,500 as of August 31, 2006. Refer to Note 19 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Contractual Obligations

The only significant change to the contractual obligations table presented in the Company’s Form 10-K was that the Company made commitments for additional purchases of $10,148 of raw materials pro ratably over a period ending in October 2008.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, goodwill, income taxes, environmental reserves and defined benefit retirement plans. Details regarding the Company’s use of these policies and the related estimates are described fully in MSC’s Form 10-K. In addition, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” effective March 1, 2006, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective method, and thus did not restate any prior period amounts. The Company granted stock options and restricted stock during the second quarter of fiscal 2007 and recorded $69 of compensation expense, net of applicable taxes, related to these grants during the quarter. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for more detail on the grants and the related stock-based compensation recorded. There have been no other material changes to the Company’s critical accounting policies that affected MSC’s financial condition or results of operations in the first six months of fiscal 2007.

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

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q, including, among others:

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Competitive factors including domestic and foreign competition for both acoustical and coated applications as well as changes in industry capacity;

•	The Company’s ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted under them;

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations;

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America and Europe;

•	The successful operation of the Application Research Center;

•	Increases in the prices as well as availability of raw and other material inputs used by the Company, especially steel and zinc;

•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;

•	The impact of future warranty expenses;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations; and

•	Other factors, risks and uncertainties identified in Part I, Item 1A of the Company’s Form 10-K.

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

Management believes that the Company has made progress in addressing this material weakness by identifying additional enhancements to the related control procedures. However, the improvements in controls have not all been implemented and operating effectively for a sufficient period of time. Additionally, certain internal controls over the accounting for income taxes are annual controls associated with the preparation of the Company’s year-end financial statements and, therefore, cannot be established as fully remediated until that time. Accordingly, management has concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2006. Management has performed additional analysis and other post-closing procedures to ensure the Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles.

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

Changes in internal control over financial reporting. During the quarter ended August 31, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2006

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements. See Note 19 to the Condensed Consolidated Income Statement, Balance Sheet and Statement of Cash Flows included in Part I, Item 1 of this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table shows the repurchases of common stock made by the Company during the fiscal quarter ended August 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
June 1–30, 2006	—	—	—	1,000,000
July 1–31, 2006	143,400	$9.97	143,400	856,600
August 1–31, 2006	83,600	$9.57	83,600	773,000

Total	227,000	$9.82	227,000	773,000

(1)	These shares are under an open market stock repurchase program for up to an aggregate amount of one million shares of common stock, which was previously announced on February 8, 2006 and which has no set termination date.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 22, 2006. An aggregate of 13,947,069 shares of Common Stock, or 94.58% of the Company’s outstanding shares, were represented at the meeting either in person or by voting proxy and, accordingly, a quorum was present for the meeting. The following proposals were adopted by a majority of the shares voting for each proposal as follows:

Proposal One: Election of the following seven directors to serve until the annual meeting in 2007:

NOMINEE	FOR	%	WITHHELD	%
Avrum Gray	13,299,668	95.36%	647,401	4.64%
Frank L. Hohmann III	13,335,655	95.62%	611,414	4.38%
Samuel Licavoli	13,334,395	95.61%	612,674	4.39%
Dr. Ronald A. Mitsch	12,990,860	93.14%	956,209	6.86%
Clifford D. Nastas	13,335,694	95.62%	611,375	4.38%
John P. Reilly	12,992,136	93.15%	954,933	6.85%
Curtis G. Solsvig III	12,992,236	93.15%	954,833	6.85%

Proposal Two: Ratification of Deloitte & Touche LLP as the Company’s independent, registered public accounting firm for the fiscal year ending February 28, 2007. Deloitte & Touche LLP was ratified as the Company’s independent, registered public accounting firm with 13,146,672 votes cast for, 795,842 votes cast against and 4,555 votes abstaining.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 10th day of October 2006.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas Chief Executive Officer

By:	/s/ James M. Froisland
James M. Froisland
Senior Vice President, Chief
Financial Officer, Chief Information
Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2006

Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer