Form 10-Q
period 2006-11-30
MATERIAL SCIENCES CORP
filed 2007-03-19
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

As of February 28, 2007, there were 14,615,259 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For The Quarter Ended November 30, 2006

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net Sales	$60,653	$74,836	$203,730	$222,239
Cost of Sales	53,170	61,741	169,855	181,056

Gross Profit	7,483	13,095	33,875	41,183
Selling, General and Administrative Expenses	8,547	9,357	25,745	27,362
Restructuring Expenses	—	—	592	248

Income (Loss) from Operations	(1,064)	3,738	7,538	13,573

Other (Income) and Expense:
Interest (Income) Expense, Net	(115)	(37)	(509)	8
Equity in Results of Joint Venture	(37)	(53)	(93)	(171)
Other, Net	(36)	—	(99)	—

Total Other Income, Net	(188)	(90)	(701)	(163)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(876)	3,828	8,239	13,736
Provision (Benefit) for Income Taxes	(699)	1,548	3,442	5,872

Income (Loss) from Continuing Operations	(177)	2,280	4,797	7,864
Loss on Discontinued Operations (Net of Benefit for Income Taxes of $0, $22, $0 and $1,226, Respectively)	—	(35)	—	(1,995)

Net Income (Loss)	$(177)	$2,245	$4,797	$5,869

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.01)	$0.16	$0.33	$0.54
Loss on Discontinued Operations	—	(0.01)	—	(0.14)

Basic Net Income (Loss) Per Share	$(0.01)	$0.15	$0.33	$0.40

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.01)	$0.16	$0.33	$0.54
Loss on Discontinued Operations	—	(0.01)	—	(0.14)

Diluted Net Income (Loss) Per Share	$(0.01)	$0.15	$0.33	$0.40

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,525	14,672	14,641	14,646
Dilutive Shares	—	33	26	33

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,525	14,705	14,667	14,679

Outstanding Common Stock Options Having No Dilutive Effect	227	77	227	77

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

	November 30, 2006	February 28, 2006
(In thousands)
Assets:
Current Assets:
Cash and Cash Equivalents	$8,649	$13,600
Receivables, Less Reserves of $3,857 and $5,264, Respectively	40,275	36,419
Income Taxes Receivable	1,801	2,687
Prepaid Expenses	1,893	1,234
Inventories	55,618	40,058
Deferred Income Taxes	2,599	2,599
Current Assets of Discontinued Operation - EMD	—	4

Total Current Assets	110,835	96,601

Property, Plant and Equipment	243,284	233,606
Accumulated Depreciation and Amortization	(168,270)	(160,468)

Net Property, Plant and Equipment	75,014	73,138

Other Assets:
Investment in Joint Venture	2,304	2,153
Goodwill	1,319	1,319
Deferred Income Taxes	328	813
Other	510	544

Total Other Assets	4,461	4,829

Total Assets	$190,310	$174,568

Liabilities:
Current Liabilities:
Accounts Payable	$43,756	$30,492
Accrued Payroll Related Expenses	5,307	5,877
Accrued Expenses	6,300	5,896
Current Liabilities of Discontinued Operation - EMD	6	467
Current Liabilities of Discontinued Operation - Pinole Point Steel	59	216

Total Current Liabilities	55,428	42,948

Long-Term Liabilities:
Other	9,355	9,748

Total Long-Term Liabilities	9,355	9,748

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	378
Additional Paid-In Capital	79,089	78,573
Treasury Stock at Cost	(48,757)	(46,528)
Retained Earnings	92,928	88,131
Accumulated Other Comprehensive Income	1,886	1,318

Total Shareowners’ Equity	125,527	121,872

Total Liabilities and Shareowners’ Equity	$190,310	$174,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Nine Months Ended November 30,
(In thousands)	2006	2005
Cash Flows From:
Operating Activities:
Net Income	$4,797	$5,869
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,040	8,627
Provision for Deferred Income Taxes	485	2,355
Compensatory Effect of Stock Plans	202	(67)
Loss on Disposal of Assets	50	56
Other, Net	(93)	(171)
Changes in Assets and Liabilities:
Receivables	(3,705)	652
Income Taxes Receivable	860	(136)
Prepaid Expenses	(653)	(954)
Inventories	(15,360)	(2,451)
Accounts Payable	14,085	9,433
Accrued Expenses	(196)	(6,407)
Other, Net	(337)	(50)

Net Cash Provided by Continuing Operations	8,175	16,756
Net Cash Provided by (Used in) Discontinued Operations	(614)	1,648

Net Cash Provided by Operating Activities	7,561	18,404

Investing Activities:
Capital Expenditures	(10,579)	(6,507)

Net Cash Used in Investing Activities	(10,579)	(6,507)

Financing Activities:
Payments of Long-Term Debt	—	(20,100)
Proceeds Under Line of Credit	—	19,000
Purchases of Treasury Stock	(2,229)	—
Issuance of Common Stock	317	603

Net Cash Used in Financing Activities	(1,912)	(497)

Effect of Exchange Rate Changes on Cash	(21)	54

Net Increase (Decrease) in Cash	(4,951)	11,454
Cash and Cash Equivalents at Beginning of Period	13,600	1,774

Cash and Cash Equivalents at End of Period	$8,649	$13,228

Non-Cash Transactions:
Change in Capital Expenditures in Accounts Payble During the Period	$(892)	$—
Supplemental Cash Flow Disclosures:
Interest Paid	$99	$91
Income Taxes Paid	2,107	3,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

(In thousands, except share and per share data)

The data as of November 30, 2006 and for the three and nine months ended November 30, 2006 and 2005 has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 19, 2006 (as amended on May 23, 2006) for the fiscal year ended February 28, 2006.

(1)	Sale of Business. On June 20, 2005, the Company completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of its Electronic Materials and Devices Group (“EMD”) to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2,750 as well as approximately $825 of obligations related to certain cost sharing agreements between the Company and TST for the 18 months ended in November 2006. The Company no longer reports EMD as a separate segment, rather it reports EMD as a discontinued operation in all periods presented. See Note 15 for a discussion of the Company’s discontinued operations.

(2)	Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture partnership with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. The Company includes its portion of Tekno’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $37 and $93 for the three and nine months ended November 30, 2006, respectively, compared to income of $53 and $171 in the comparable periods of fiscal 2006.

(3)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(4)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,027,497 Shares Issued and 14,611,849 Shares Outstanding as of November 30, 2006 and 18,912,582 Shares Issued and 14,723,934 Shares Outstanding as of February 28, 2006.

(5)

Treasury Stock. Treasury Stock at Cost; 4,415,648 Shares as of November 30, 2006 and 4,188,648 Shares as of February 28, 2006. In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares may be repurchased from time-to-time on the open market at the Company’s discretion, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. The Company did not repurchase any shares during the fiscal quarter ended November 30, 2006. During the fiscal nine months ended November 30, 2006, the Company repurchased 227,000 shares of common stock on the open market at a total cost of $2,229.

(6)	Comprehensive Income.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
Net Income (Loss)	$(177)	$2,245	$4,797	$5,869
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	205	(77)	568	(279)

Comprehensive Income	$28	$2,168	$5,365	$5,590

(7)	Indebtedness. The Company has a $30,000 committed line of credit (“Line”) that expires on October 11, 2007. There were no borrowings outstanding under the Line as of November 30, 2006. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of November 30, 2006. At the Company’s option, interest is at the bank’s prime rate (8.25% as of November 30, 2006) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $86,936, on November 30, 2006. As of November 30, 2006, the Company was in compliance with all debt covenants. Subsequent to November 30, 2006, the Company was not in compliance with certain reporting covenants required under the Line due solely to the failure to timely file and deliver this Form 10-Q for the fiscal quarter ended November 30, 2006. On January 11, 2007, the lenders under the Line waived the Company’s breach of such reporting covenants. There are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

(8)	Inventory. Inventories consist of the following:

	November 30, 2006	February 28, 2006
Raw Materials	$25,042	$15,840
Finished Goods	30,576	24,218

Total Inventories	$55,618	$40,058

The Company’s inventory balances increased from February 28, 2006, primarily due to a build up of raw materials inventory, mostly steel, at the Company’s Walbridge, Ohio plant to fulfill purchase obligations that were entered into prior to the announcement of production cuts by the three largest North American automobile manufacturers. As noted in the Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006, there was a build-up of finished goods inventory at the Company’s Walbridge facility in anticipation of the expiration of the union contract at that facility, but a new contract was ratified in September 2006. Inventories also increased, to a lesser extent, due to a change in the pricing model from toll to package for a key customer.

(9)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three and nine months ended November 30, 2006 and 2005.

	% of Consolidated Net Sales for the Three Months Ended November 30,		% of Consolidated Net Sales for the Nine Months Ended November 30,
Customer	2006	2005	2006	2005
Ford	17%	7%	18%	8%
General Motors	17%	14%	14%	11%
DaimlerChrysler	11%	15%	13%	14%
Mitsui Steel	12%	9%	10%	8%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of November 30, 2006 and February 28, 2006.

	% of Consolidated Gross Accounts Receivable
Customer	November 30, 2006	February 28, 2006
Ford	31%	21%
General Motors	16%	14%
DaimlerChrysler	10%	11%
Mitsui Steel	5%	4%

MSC’s domestic and foreign net sales are presented in the table below. Of the foreign sales, no one country comprised greater than 10% of consolidated net sales.

	Three Months Ended November 30,		Nine Months Ended November 30,
Net Sales	2006	2005	2006	2005
Domestic	$58,478	$71,737	$195,835	$213,661
Foreign	2,175	3,099	7,895	8,578

Total	$60,653	$74,836	$203,730	$222,239

(10)	Intangible Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate potential impairment. The Company’s policy is to perform its required annual impairment assessment during the fourth quarter of the fiscal year.

Apart from $1,319 of goodwill, the Company has no other identified intangible assets recorded on the Condensed Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the three and nine months ended November 30, 2006.

(11)	Interest (Income) Expense. The table presented below analyzes the components of interest (income) expense, net.

	Three Months Ended November 30,		Nine Months Ended November 30,
Interest (Income) Expense, Net:	2006	2005	2006	2005
Interest Expense	$24	$24	$75	$94
Interest Income	(139)	(61)	(584)	(86)

Interest (Income) Expense, Net	$(115)	$(37)	$(509)	$8

(12)	Restructuring. The production employees at the Company’s Morrisville, Pennsylvania facility were covered by a union contract that expired in March 2006. The Company implemented new terms and conditions of employment which included a voluntary severance package. The Company commenced hiring employees to replace those who elected the severance package in April 2006. The employees are currently working under the terms and conditions of employment implemented by the Company. The Company recorded restructuring expenses of $578 in severance and related expenses during the first nine months of fiscal 2007 related to this restructuring. A total of 31 employees accepted the voluntary severance package. This entire restructuring reserve of $578 was paid during the first nine months of fiscal 2007.

During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,657 for the fiscal year ended February 28, 2005. A total of 97 employees were affected by this restructuring. The Company also recorded $269 in restructuring expenses for the fiscal 2005 restructuring plan during the first nine months of fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. This restructuring liability was fully paid as of February 28, 2006 and there was no activity for these restructuring actions in the first nine months of fiscal 2007.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. The Company reduced these restructuring reserves by $21 during the first quarter of fiscal 2006 and increased these reserves by $14 during the second quarter of fiscal 2007 based on revisions to the total amounts expected to be paid out for the fiscal 2004 restructuring primarily related to medical expenses. Net cash of $4 was paid during the first nine months of fiscal 2007 related to the fiscal 2004 restructuring. A total of $6 is recorded as Accrued Expenses and $31 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of November 30, 2006.

The restructuring reserve as of November 30, 2006 is presented in the chart below (which includes the fiscal 2004 and 2007 restructuring plans):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2006	$5	$22	$27
Restructuring Reserve Recorded During the Nine Months Ended November 30, 2006	320	272	592
Cash Payments	(325)	(257)	(582)

Restructuring Reserve as of November 30, 2006	$—	$37	$37

(13)	Income Taxes. MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 79.8% and provision of 41.8% for the three and nine months ended November 30, 2006, respectively, compared to provision of 40.4% and 42.7% for the same periods last year. As disclosed in its Form 12b-25 filed with the Securities and Exchange Commission on January 10, 2007, the Company delayed filing its Form 10-Q subject to completing a review of its deferred tax balances. The Company has completed this review. The Company recorded a tax benefit of $276 in the third quarter of fiscal 2007 to correct the net deferred tax balances. This amount was not material to the current fiscal year or any prior period financial statements. The effective income tax benefit rate recorded in the quarter ended November 30, 2006 also included $303 in tax benefits related to the completion of an audit by the Internal Revenue Service. Other variances in the effective rate compared to the statutory rate were due to valuation allowances for net operating losses for certain foreign subsidiaries and certain states as well as other permanent differences between book income and taxable income.

(14)	Retirement Plans. MSC has qualified and nonqualified defined benefit and defined contribution pension plans and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for its defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended November 30,
	2006	2005	2006	2005
Service Cost	$—	$42	$23	$18
Interest Cost	202	125	35	30
Expected Return on Plan Assets	(152)	(56)	(1)	(1)
Amortization of Net (Gain) or Loss	48	6	9	2
Amortization of Prior Service Cost	13	22	—	—
Curtailment Charges	—	—	—	—
Amortization of Transition Obligation	—	1	—	—

Total Net Periodic Benefit Cost	$111	$140	$66	$49

	Pension Benefits		Other Benefits
	Nine Months Ended November 30,
	2006	2005	2006	2005
Service Cost	$35	$126	$68	$54
Interest Cost	606	375	105	90
Expected Return on Plan Assets	(455)	(168)	(3)	(3)
Amortization of Net (Gain) or Loss	143	17	28	7
Amortization of Prior Service Cost	50	66	—	—
Curtailment Charges	215	—	—	—
Amortization of Transition Obligation	—	3	—	—

Total Net Periodic Benefit Cost	$594	$419	$198	$148

MSC previously disclosed in its financial statements for the year ended February 28, 2006, that it expected to contribute $952 toward its qualified and nonqualified defined benefit pension plans and $96 toward its postretirement benefit plans other than pensions in fiscal 2007. As of November 30, 2006, $746 of contributions/payments have been made toward the pension plans and $173 of contributions/payments have been made to the other postretirement plans.

Effective June 30, 2006, the Company has frozen the defined benefit pension plan at its Morrisville, Pennsylvania plant. In conjunction with this action, which was announced during the first quarter, the Company recorded $215 in pension expenses related to the curtailment of this plan during the quarter ended May 31, 2006.

(15)

Discontinued Operations. As discussed in Note 1, the Company sold substantially all of the assets of its EMD business in June 2005. The results of EMD operations have been reported as discontinued operations for all periods presented. The Company recorded losses on discontinued operations for EMD of $8 and $1,869, net of income taxes, for the three and nine months ended November 30, 2005, respectively, including $2,207 in severance and related costs incurred in preparation for the disposal of the EMD business. In addition, the Company recorded a loss on the sale of the EMD assets of $139, net of income tax benefit of $86, during the quarter ended August 31, 2005. The Company had no discontinued operations activity for EMD during the first nine months of fiscal 2007. There were $6 of EMD liabilities remaining as of November 30,

2006, all of which relate to severance and related costs that are expected to be paid in fiscal 2007. The following table shows the results of discontinued operations of the Company for the three and nine months ended November 30, 2005.

	Three Months Ended November 30, 2005	Nine Months Ended November 30, 2005

EMD Operations:
Net Sales	$—	$1,132
Gross Profit	—	890
SG&A and Other Expenses	13	3,906
Loss Before Income Taxes	(13)	(3,016)
Income Tax Benefit	(5)	(1,147)

Loss on Discontinued Operations – EMD	(8)	(1,869)
Loss on Sale of EMD (Net of Tax Benefit of $0 and $86, Respectively)	—	(139)
Income (Loss) on Discontinued Operations - Pinole (Net of Tax Provision (Benefit) of $(17) and $7, Respectively)	(27)	13

Loss on Discontinued Operations – Total	$(35)	$(1,995)

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. As of November 30, 2006, there was $59 in net liabilities remaining. The remaining net liabilities consist primarily of accrued expenses not assumed by the purchaser of Pinole Point Steel, Grupo IMSA S.A. de C.V. Pinole Point Steel is reported as a discontinued operation.

There was no activity related to the discontinued operations of Pinole Point Steel in the first nine months of fiscal 2007. The Company recorded a loss on discontinued operations, net of income taxes, of $27 for the three months ended November 30, 2005 primarily related to workers compensation expenses, and income on discontinued operations of $13 for the nine months ended November 30, 2005, primarily related to the recovery of a previously written-off receivable balance partially offset by workers compensation expenses.

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

The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 52,933 stock options outstanding and exercisable under this plan as of November 30, 2006.

Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective method, and thus did not restate any prior period amounts. The Company recorded $54 and $123 of compensation expense, net of applicable taxes, in its condensed consolidated statement of operations for the three and nine months ended November 30, 2006, respectively.

In accordance with SFAS 123(R), excess tax benefits from stock awards are presented as financing cash flows rather than operating cash flows.

Stock Option Activity

The Company granted 150,000 stock options during the quarter ended August 31, 2006. The Black-Scholes weighted average value of options granted was $2.73. There were no options granted during fiscal 2006. The Company recorded compensation expense related to this grant of $10 and $37, net of related taxes, during the three and nine months ended November 30, 2006. As of November 30, 2006, there was $348 of total unrecognized pretax compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending May 31, 2009.

The following table summarizes stock option activity for the nine months ended November 30, 2006:

	Options Outstanding
	Directors	Key Employees	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of March 1, 2006	56,840	171,959	$13.04
Granted	—	150,000	$12.75
Exercised	—	(25,479)	$10.00
Cancelled	(3,907)	(65,906)	$14.93

Outstanding as of November 30, 2006	52,933	230,574	$12.69	$1,320

Vested or expected to vest as of November 30, 2006	52,933	230,574	$12.69	$1,320

Exercisable as of November 30, 2006	52,933	80,574	$12.63	$910

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

The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company uses a dividend yield percentage of zero. The Company uses a risk-free interest rate consistent with the yield available on a U.S. Treasury Note with a term equal to the expected term of the underlying grant. The expected volatility was estimated based upon the historical volatility of the Company’s share price. The expected life was an average of the vesting period and the life of the grant. The following table shows stock options outstanding and stock options exercisable at November 30, 2006:

Range of Exercise Prices	Options Outstanding			Exercisable Options
	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.80 - $ 9.90	19,181	3.28	$8.34	19,181	$8.34
$10.00 - $11.71	45,444	2.41	$10.31	45,444	$10.31
$12.34 - $14.50	172,907	4.27	$12.81	22,907	$13.18
$16.38 - $18.00	45,975	0.24	$16.45	45,975	$16.45

$ 6.80 - $18.00	283,507	3.25	$12.69	133,507	$12.63

The total intrinsic value of options exercised during the nine months ended November 30, 2006 and 2005 was $99 and $136, respectively. Cash received from option exercises for the nine months ended November 30, 2006 and 2005 was $255 and $345, respectively.

Restricted Stock Activity

A summary of restricted stock transactions for the nine months ended November 30, 2006 was as follows:

	Shares	Weighted Average Fair Value Per Share
Unvested as of March 1, 2006	—	—
Granted	84,400	$9.96
Vested	—	—
Canceled	—	—

Unvested as of November 30, 2006	84,400	$9.96

The Company granted 80,400 shares of restricted stock during the quarter ended August 31, 2006 and an additional 4,000 shares of restricted stock during the quarter ended November 30, 2006. The Company recorded compensation expense related to these grants of $44 and $86, net of related taxes, during the three and nine months ended November 30, 2006. There were no restricted stock grants in fiscal 2006. The total unrecognized pretax compensation expense related to the restricted stock was $699 as of November 30, 2006, and is expected to be recognized ratably over a period ending April 30, 2009. The shares vest by meeting certain performance measures based on earnings.

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

	Three Months Ended November 30, 2005	Nine Months Ended November 30, 2005

Net Income:
As Reported	$2,245	$5,869
Add: Stock Based Employee Compensation Expense (Income) Included in Reported Net Income, Net of Income Taxes	(167)	(41)
Deduct: Total Stock Based Employee Compensation (Expense) Income Determined Under Fair Value Based Method For All Awards, Net of Income Taxes	166	26

Pro Forma	$2,244	$5,854

Basic Net Income Per Share:
As Reported	$0.15	$0.40

Pro Forma	$0.15	$0.40

Diluted Net Income Per Share:
As Reported	$0.15	$0.40

Pro Forma	$0.15	$0.40

(17)	Segments. MSC operates in one business segment based on how management views its business for evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated material-based solutions include coil coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning, lighting and appliance markets.

(18)	New Accounting Pronouncements. Effective March 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which requires abnormal amounts of idle facility expense, handling costs and wasted material (spoilage) to be recognized as current period charges. In addition, it requires that allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facility. The adoption of this standard had no material impact on the Company’s financial position, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 99, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that an employer that sponsors one or more single-employer defined benefit plans to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. In addition, SFAS 158 requires an employer to measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year the changes occur, and that those changes be recorded in comprehensive income, net of tax, as a separate component of stockholder’s equity. SFAS 158 also requires enhanced footnote disclosures. SFAS 158 will be effective for the Company during the fourth quarter of fiscal 2007. The Company is currently evaluating the effect that SFAS 158 will have on its results of operations and financial position.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 is not currently expected to have a significant impact on the Company’s results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

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

The Company’s environmental reserves, based on management’s best estimate, were approximately $1,000 and $1,100 as of November 30, 2006 and February 28, 2006, respectively. The Company does not believe the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s income statement, financial position or cash flows, given the reserves recorded as of November 30, 2006 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposure. MSC believes its range of exposure for all known environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, is $1,000 to $1,500.

The Company also is a party to various legal actions and customer disputes arising in the ordinary course of its business. These legal actions and customer disputes cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements.

(20)	Subsequent Events. As of November 30, 2006, the Company had disputes with two suppliers regarding defective materials supplied to MSC, which were used in production. These matters were considered gain contingencies as of November 30, 2006, and, as a result, were not recorded in the Company’s financial statements for the period then ending. During the fourth quarter of fiscal 2007, subsequent to the November 30, 2006 balance sheet date, the Company recorded related gains of approximately $2,000 upon settlement of these disputes.

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

Executive Summary

Material Sciences Corporation (“MSC” or the “Company”) focuses on providing material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts, brake dampers, engine parts and computer disk drives. The coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning (“HVAC”), appliance and lighting markets. The Company utilizes a significant level of shared assets and management across each of its product categories. It is common for a single customer to purchase products from several different product categories.

As discussed in more detail in the Company’s Form 10-K, the general state of the principal industries in which the Company operates presents the following risks: overcapacity, uncertainty in the North American automobile industry, pricing and availability of materials, and shifts in the supply models. Overcapacity in the coil coating industry continues to have an impact on pricing, facility utilization and the need for competitive terms of sale. The three largest North American automobile manufacturers represent MSC’s three largest customers and their production cuts for the second half of calendar 2006 are negatively impacting the Company’s revenues and profits during the second half of fiscal 2007. The pricing of materials includes the cost of steel and zinc as well as, but not limited to, the cost of energy and the cost of petroleum-based products. As discussed in more detail below under “Results of Operations”, the Company has lost a majority of its disk drive business which is also negatively impacting revenues and profits in the second half of fiscal 2007.

On June 20, 2005, MSC completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of its Electronic Materials and Devices Group (“EMD”) to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2,750 as well as approximately $825 of obligations related to certain cost sharing agreements between the Company and TST for the 18 months ended in November 2006. EMD is reported as a discontinued operation in all periods presented.

As of November 30, 2006, the Company had disputes with two of its suppliers regarding defective materials supplied to MSC, which were used in production. During the fourth quarter of fiscal 2007, subsequent to the November 30, 2006 balance sheet date, the Company recorded related gains of approximately $2,000 upon settlement of these disputes.

Results of Operations

A summary of the Company’s consolidated financial performance is as follows:

	Three Months Ended November 30,			Nine Months Ended November 30,
	2006	2005	% Fav(Unfav) Variance	2006	2005	% Fav(Unfav) Variance
Net Sales	$60,653	$74,836	(19.0)%	$203,730	$222,239	(8.3)%
Gross Profit	$7,483	$13,095	(42.9)%	$33,875	$41,183	(17.7)%
% of Net Sales	12.3%	17.5%		16.6%	18.5%
Selling, General and Administrative	$8,547	$9,357	8.7%	$25,745	$27,362	5.9%
% of Net Sales	14.1%	12.5%		12.6%	12.3%

Sales

	Net Sales for the Three Months Ended November 30,
Application	2006	2005	$ Variance	% Variance
Acoustical	$29,861	$39,525	$(9,664)	(24.5)%
Coated	30,792	35,311	(4,519)	(12.8)%

Total	$60,653	$74,836	$(14,183)	(19.0)%

	Net Sales for the Nine Months Ended November 30,
Application	2006	2005	$ Variance	% Variance

Acoustical	$100,907	$113,696	$(12,789)	(11.2)%
Coated	102,823	108,543	(5,720)	(5.3)%

Total	$203,730	$222,239	$(18,509)	(8.3)%

Net sales for the three and nine months ended November 30, 2006 decreased 19.0% and 8.3%, respectively, to $60,653 and $203,730 from $74,836 and $222,239 in the same periods last year. During the first quarter of fiscal 2007, the Company began reporting sales under two types of applications, acoustical and coated, to better reflect its business mix. Sales of electronic products are reported as acoustical sales when sold for disk drive applications and as coated sales when sold for all other electronic applications. The Company has also reclassified $372 and $888 of other sales for the three and nine months ended November 30, 2005 from acoustical applications to coated applications to more accurately reflect a certain product’s application. Significant changes in certain markets within each application are included in the following commentary about sales fluctuations during the period. This commentary does not necessarily reflect the fluctuations of all markets within each application, only those markets considered to have a significant impact on sales during the period.

Sales of acoustical materials of $29,861 and $100,907 for the three and nine months ended November 30, 2006 decreased 24.5% and 11.2%, respectively, from $39,525 and $113,696 in the same periods last year. Body panel laminate sales for the three and nine months ended November 30, 2006 decreased 24.8% (from $23,088 to $17,364) and 7.9% (from $61,306 to $56,467), respectively, primarily due to the overall softness of the North American auto industry. The significant decrease in automobile sales and production cuts by the U.S. automakers in the second half of calendar 2006 have caused the demand for body panel laminate to decrease significantly. The introduction of this product into new vehicle models during the second half of fiscal 2006 and shipments of a new four-sided EG laminate product during the first quarter of fiscal 2007 have helped to partially offset the reduction in acoustical sales on a year-to-date basis. Sales in the brake market for the three and nine months ended November 30, 2006 decreased 1.4% (from $8,596 to $8,472) and 10.1% (from $29,300 to $26,350), respectively, primarily due to softness in the auto industry and an overall reduction in the quantity of inventory carried by our customers. Growth in the Company’s European brake market helped to partially offset weakness in the auto industry. The Company has also lost a majority of its disk drive business due to changes in customer demand. Disk drive sales for the three and nine months ended November 30, 2006 decreased $1,540 (from $1,808 to $268) and $2,418 (from $5,232 to $2,814), respectively, due to a change in disk drive design methodology at the Company’s largest customer in this sector. The Company is working to regain a portion of the lost business as it focuses its sales efforts on the high-performance section of the disk drive market. The Company is actively seeking new markets, both in the United States and abroad, to sell its acoustical products. Management believes the Application Research Center in Michigan and the expansion of the Application Development Center in Europe will provide the opportunity to showcase the value that these products can provide.

Sales of coated materials of $30,792 and $102,823 for the three and nine months ended November 30, 2006 decreased 12.8% and 5.3%, respectively, from $35,311 and $108,543 in the same periods last year. Gas tank sales for the three months ended November 30, 2006 decreased $178 (from $9,022 to $8,844) also due to the softness of the auto industry, particularly sport-utility vehicles. However, gas tank sales for the nine months ended November 30, 2006 increased $4,949 (from $26,328 to $31,277) primarily due to the full year effect of the change in the pricing model from toll to package made during the first quarter of fiscal 2006, in which sales now include the pass-through cost of steel with little or no associated profit, increased sales volume and changes in the product formulation. Appliance/HVAC sales for the three and nine months ended November 30, 2006 decreased $5,883 (from $13,006 to $7,123)

and $13,037 (from $37,071 to $24,034), respectively, primarily due to the loss of a significant film laminate customer as well as two customers moving the production of certain appliances from the United States to Mexico. Lighting sales for the three and nine months ended November 30, 2006 increased $382 (from $930 to $1,312) and $2,076 (from $3,007 to $5,083), respectively, primarily due to new business.

Gross Profit

The gross profit for the three months ended November 30, 2006 was $7,483 (12.3% of net sales) compared with $13,095 (17.5% of net sales) in the same period of fiscal 2006. The decrease in gross profit and the gross margin (gross profit as a percent of sales) during the fiscal quarter was primarily due to the significant decrease in sales, particularly of higher-margin acoustical products, as well as an unfavorable product mix. Changes in the sales volume and product mix reduced gross profit in the quarter by $6,634. The cost of zinc, which is a critical element in the production of certain Quiet Steel® parts, has increased substantially from the cost in fiscal 2006 causing a $752 decrease in the gross profit during the quarter including the amortization of the gain recorded on the raw material contract during the second quarter of fiscal 2007. The decrease in gross profit and gross margin was partially offset by improvements in quality the Company has experienced. Returns and allowances related to quality issues have decreased $1,544 in the third quarter of fiscal 2007 from the levels of the comparable quarter last year. Quality issues related to inventory have decreased $588 in the third quarter from the levels in the comparable quarter last year.

The gross profit for the nine months ended November 30, 2006 was $33,875 (16.6% of net sales) compared with $41,183 (18.5% of net sales) in the same period of fiscal 2006. Gross profit and gross margin for the nine months ended November 30, 2006 have decreased due to a number of factors including the overall decrease in sales, changes in the product mix and a significant increase in the cost of zinc. Changes in the sales volume and product mix reduced gross profit by $11,436 during the nine months ended November 30, 2006 from the same period last year. Increases in the cost of zinc caused a $1,882 decrease in the gross profit during the first nine months of fiscal 2007 including a $566 gain on the mark-to-market of a zinc contract recorded in the second quarter of fiscal 2007, net of the amortization of this gain. These unfavorable variances for the first nine months of fiscal 2007 were partially offset by decreases in quality-related returns and allowances of $5,078 and a reduction in inventory-related quality issues of $1,152. MSC continually evaluates its processes to better manage its production costs.

Selling, General and Administrative Expenses

SG&A expenses for the three and nine months ended November 30, 2006 were $8,547 (14.1% of net sales) and $25,745 (12.6% of net sales), respectively, compared with $9,357 (12.5% of net sales) and $27,362 (12.3% of net sales), respectively, in the same periods last year. The decrease in SG&A expenses during the third quarter was primarily due to one-time professional fee expenditures of $448 incurred in fiscal 2006, a decrease in management incentive expenses of $309 and a decrease in consulting and professional fees of $225. The decrease in SG&A expenses on a year-to-date basis was primarily due to a decrease in consulting and professional fees of $574, the collection of a $341 account receivable in the second quarter of fiscal 2007 that had been previously written off and environmental expenses of $467 recorded in the second quarter of fiscal 2006 that did not repeat this year. These favorable expenses were partially offset by increased utility expenses of $113 in the third quarter of fiscal 2007 and $225 on a year-to-date basis.

Restructuring

The production employees at the Company’s Morrisville, Pennsylvania facility were covered by a union contract that expired in March 2006. The Company implemented new terms and conditions of employment which included a voluntary severance package. The Company commenced hiring employees to replace those who elected the severance package in April 2006. The employees are currently working under the terms and conditions of employment implemented by the Company. The Company recorded restructuring expenses of $578 in severance and related expenses during the first nine months of fiscal 2007 related to this restructuring. A total of 31 employees accepted the voluntary severance package. This entire restructuring reserve of $578 was paid during the first nine months of fiscal 2007.

During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2,657 for the fiscal year ended February 28, 2005. A total of 97 employees were affected by this restructuring. The Company also recorded $269 in restructuring plan expenses during the first nine months of fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. This restructuring liability was fully paid as of February 28, 2006 and there was no activity for these restructuring actions in the first nine months of fiscal 2007.

On April 17, 2003, the Chairman, President and Chief Executive Officer resigned and was replaced by a non-executive Chairman of the Board and a President and Chief Executive Officer. A separation arrangement was entered into resulting in a pretax charge to earnings of $1,821 in the first quarter of fiscal 2004. Of this amount, $1,543 was paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company recorded additional restructuring expenses of $143 in the first quarter of fiscal 2004. Total restructuring expenses in the first quarter of fiscal 2004 were $1,964. The Company reduced these restructuring reserves by $21 during the first quarter of fiscal 2006 and increased these reserves by $14 during the second quarter of fiscal 2007 based on revisions to the total amounts expected to be paid out for these plans, primarily related to medical expenses. Net cash of $4 was paid during the first nine months of fiscal 2007 related to these restructuring plans. A total of $6 is recorded as Accrued Expenses and $31 is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet as of November 30, 2006.

The restructuring reserve as of November 30, 2006 is presented in the chart below (which includes the fiscal 2004 and 2007 restructuring plans):

	Severance	Other	Total
Restructuring Reserve as of February 28, 2006	$5	$22	$27
Restructuring Reserve Recorded During the Nine Months Ended November 30, 2006	320	272	592
Cash Payments	(325)	(257)	(582)

Restructuring Reserve as of November 30, 2006	$—	$37	$37

Total Other (Income) and Expense, Net

Total other income, net for the three and nine months ended November 30, 2006 was $188 and $701, respectively, compared with $90 and $163 in the same periods of fiscal 2006. The increase is primarily due to interest income earned on the Company’s cash balances which are significantly higher than they were in fiscal 2006 as well as $135 in interest received on the collection of an account receivable which had been previously written off.

Income Taxes

MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 79.8% and a provision of 41.8% for the three and nine months ended November 30, 2006, respectively, compared to a provision of 40.4% and 42.7% for the same periods last year. As disclosed in its Form 12b-25 filed with the Securities and Exchange Commission on January 10, 2007, the Company delayed filing its Form 10-Q subject to completing a review of its deferred tax balances. The Company has completed this review. The Company recorded a tax benefit of $276 in the third quarter of fiscal 2007 to correct the net deferred tax balances. This amount was not material to the current fiscal year or any prior period financial statements. The effective income tax benefit rate recorded in the quarter ended November 30, 2006 also included $303 in tax benefits related to the completion of an audit by the Internal Revenue Service. Other variances in the effective tax rate compared to the statutory rate were due to valuation allowances for net operating losses for certain foreign subsidiaries and certain states as well as other permanent differences between book income and taxable income.

Results of Discontinued Operations

As discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements and in the Executive Summary of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company sold substantially all of the assets of its EMD business in June 2005 and reclassified all results of EMD operations to discontinued operations for all periods presented. The Company recorded losses on discontinued operations for EMD of $8 and $1,869, net of income taxes, for the three and nine months ended November 30, 2005, respectively, including $2,207 in severance and related costs incurred in preparation for the disposal of the EMD business. In addition, the Company recorded a loss on the sale of the EMD assets of $139, net of income tax benefit of $86, during the quarter ended August 31, 2005. The Company had no discontinued operations activity for EMD during the first nine months of fiscal 2007. There were $6 of EMD liabilities remaining as of November 30, 2006, all of which relate to severance and related costs that are expected to be paid in fiscal 2007.

The following table shows the results of discontinued operations of the Company for the three and nine months ended November 30, 2005.

	Three Months Ended November 30,	Nine Months Ended November 30,
	2005	2005
EMD Operations:
Net Sales	$—	$1,132
Gross Profit	—	890
SG&A and Other Expenses	13	3,906
Loss Before Income Taxes	(13)	(3,016)
Income Tax Benefit	(5)	(1,147)

Loss on Discontinued Operations – EMD	(8)	(1,869)
Loss on Sale of EMD (Net of Tax Benefit of $0 And $86, Respectively)	—	(139)
Income (Loss) on Discontinued Operations – Pinole (Net of Tax Provision (Benefit) of $(17) And $7, Respectively)	(27)	13

Loss on Discontinued Operations – Total	$(35)	$(1,995)

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. As of November 30, 2006, there was $59 in net liabilities remaining. The remaining net liabilities consist primarily of accrued expenses not assumed by the purchasers of Pinole Point Steel, Grupo IMSA S.A. de C.V. Pinole Point Steel is reported as a discontinued operation.

There was no activity related to the discontinued operations of Pinole Point Steel in the first nine months of fiscal 2007. The Company recorded a loss on discontinued operations, net of income taxes, of $27 for the three months ended November 30, 2005, primarily related to workers compensation expenses, and income on discontinued operations of $13 for the nine months ended November 30, 2005, primarily related to the recovery of a previously written-off receivable balance partially offset by workers compensation expenses.

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

During the first nine months of fiscal 2007, MSC generated $7,561 of cash from operating activities compared to $18,404 during the first nine months of last fiscal year. The decrease from fiscal 2006 was primarily due to lower net income and increases in accounts receivable and inventories, partially offset by increases in accounts payable. The

Company’s inventory balances increased from February 28, 2006, primarily due to a build up of raw materials and finished goods inventory at the Company’s Walbridge, Ohio plant to fulfill purchase contracts entered into prior to the announcement of the production cuts by North American automobile manufacturers and in anticipation of the expiration of the union contract at the Walbridge plant in September 2006. Inventories also increased, to a lesser extent, due to a change in the pricing model from toll to package for a key customer. Additionally, the Company has experienced increased cash outflow related to purchases of raw materials used in certain production applications in advance of price increases scheduled to be implemented in calendar year 2007.

In the first nine months of fiscal 2007, MSC invested $10,579 in capital improvement projects, compared to $6,507 in the same period last year. The increase was primarily attributable to the construction costs of finishing the Application Research Center in Michigan and expansion of the Application Development Center in Europe. Capital expenditures included $2,698 in capital improvements that were in accounts payable as of February 28, 2006 less $1,806 in capital improvements that were in accounts payable as of November 30, 2006.

The Company has a $30,000 committed line of credit (“Line”) that expires on October 11, 2007, and the Company anticipates renewal thereof. There were no borrowings outstanding under the Line as of November 30, 2006. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1,864, and the amount remaining available to be borrowed was $28,136 as of November 30, 2006. At the Company’s option, interest is at the bank’s prime rate (8.25% as of November 30, 2006) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $86,936, on November 30, 2006. As of November 30, 2006, the Company was in compliance with all debt covenants. Subsequent to November 30, 2006, the Company was not in compliance with certain reporting covenants required under the Line due solely to the failure to timely file and deliver this Form 10-Q for the fiscal quarter ended November 30, 2006. On January 11, 2007, the lenders under the Line waived the Company’s breach of such reporting covenants. There are restrictions under the Line on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In February 2006, the Company’s Board of Directors approved a new share repurchase program whereby the Company may repurchase up to one million shares of the Company’s common stock. The shares may be repurchased from time-to-time on the open market at the Company’s discretion, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. MSC repurchased 227,000 shares during the nine months ended November 30, 2006 at a total cost of $2,229.

The Company is party to various legal proceedings in connection with the remediation of certain environmental matters. MSC believes its range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, was $1,000 to $1,500 as of November 30, 2006. Refer to Note 19 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Contractual Obligations

The only significant change to the contractual obligations table presented in the Company’s Form 10-K was that, during the second quarter of fiscal 2007, the Company made commitments for additional purchases of $10,148 of raw materials to be made ratably over a period ending in October 2008.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, goodwill, income taxes, environmental reserves and defined benefit retirement plans. Details regarding the Company’s use of these policies and the related estimates are described fully in MSC’s Form 10-K. In addition, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” effective March 1, 2006, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective method, and thus did not restate any prior period amounts. The Company granted stock options and restricted stock during the second and third quarters of fiscal 2007 and recorded $54 and $123 of compensation expense, net of applicable taxes, related to these grants during the three and nine months ended November 30, 2006, respectively. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for more detail on the grants and the related stock-based compensation recorded. There have been no other material changes to the Company’s critical accounting policies that affected MSC’s financial condition or results of operations in the first nine months of fiscal 2007.

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

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q, including, among others:

•	Impact of changes in the overall economy;

•	Changes in the business environment, including the transportation, building and construction, electronics and durable goods industries;

•	Competitive factors including domestic and foreign competition for both acoustical and coated applications as well as changes in industry capacity;

•	Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations;

•	The stability of governments and business conditions inside and outside the U.S., which may affect a successful penetration of the Company’s products;

•	Acts of war or terrorism;

•	Acceptance of brake damping materials, engine components and body panel laminate parts by customers in North America, Europe and Asia;

•	The continued successful operation of the Application Research Center in Michigan and the successful completion of the Application Development Center in Europe;

•	Increases in the prices as well as availability of raw and other material inputs used by the Company, especially steel and zinc;

•	The loss, or changes in the operations, financial condition or results of operations, of one or more significant customers of the Company;

•	The impact of future warranty expenses;

•	Environmental risks, costs, recoveries and penalties associated with the Company’s past and present manufacturing operations; and

•	Other factors, risks and uncertainties identified in Part I, Item 1A of the Company’s Form 10-K.

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

Management believes that the Company has made progress in addressing this material weakness by identifying additional enhancements to the related control procedures. However, the improvements in controls have not all been implemented and operating effectively for a sufficient period of time. Additionally, certain internal controls over the accounting for income taxes are annual controls associated with the preparation of the Company’s year-end financial statements and, therefore, cannot be established as fully remediated until that time. Accordingly, management has concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2006. Management has performed additional analysis and other post-closing procedures to ensure the Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles.

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

Changes in internal control over financial reporting. During the quarter ended November 30, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the Quarter Ended November 30, 2006

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

Item 1A. Risk Factors

As discussed in Note 19 to the Condensed Consolidated Financial Statements of the Form 10-Q for the fiscal quarter ended August 31, 2006, the Securities and Exchange Commission has notified the Company that it concluded its review of the material weaknesses in internal control over financial reporting disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 28, 2005, eliminating this review as a risk factor. All the other risk factors listed in the Annual Report on Form 10-K for the fiscal year ended February 28, 2006 are still applicable.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 19th day of March 2007.

MATERIAL SCIENCES CORPORATION
By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James M. Froisland
James M. Froisland
Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2006

Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer