Form 10-K
period 2007-02-28
MATERIAL SCIENCES CORP
filed 2007-05-11
CIK 755003

United States

Washington, D.C. 20549

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: February 28, 2007 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes                  No         X

The aggregate market value of the voting and non-voting stock of the registrant held by shareowners of the registrant (not including any voting and non-voting stock owned by directors, executive officers or other affiliates of the registrant) was $120,913,972 as of August 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

As of May 1, 2007, the registrant had outstanding an aggregate of 14,615,259 shares of its common stock.

Document Incorporated by Reference

Portions of the following document are incorporated herein by reference into the indicated part of this Form 10-K:

Document Registrant’s Proxy Statement for the Annual Meeting of Shareowners held on June 27, 2007 to be filed with the Securities and Exchange Commission on or about May 30, 2007.	Part of Form 10-K into which incorporated Part III

PART I

This report contains forward-looking statements concerning our future business performance, strategy, outlook, plans, liquidity, pending regulatory matters and outcomes of contingencies including legal proceedings, among others. Forward-looking statements may be typically identified by the use of words such as “may”, “will”, “should”, “expect”, “anticipate”, “seek”, “believe”, “intend”, “plan” and “estimate”, among others. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements may be guaranteed. Factors that could cause our actual results to differ from expectations include the risks set forth under Item 1A, “Risk Factors”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, among other items in this report. Forward-looking statements speak only as of the date of this report.

Item 1. Business

Overview

Material Sciences Corporation and its subsidiaries (“MSC”, “we”, “our” or “us”) designs, manufactures and markets material-based solutions for acoustical and coated applications. We currently report under one segment based on how we view our business for evaluating performance and making operating decisions. Headquartered in Elk Grove Village, Illinois, MSC has been in operation since 1971 and is incorporated under the laws of the State of Delaware.

Our material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning (“HVAC”), lighting and appliance markets worldwide. Our acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. In previous fiscal years, we reported electronic material-based solutions separately. However, electronic products are extensions of our acoustical and coated applications, so electronic products are reported as acoustical sales when sold for disk drive applications and as coated sales when sold for all other electronic applications.

MSC operates five manufacturing plants in the United States and Europe; two facilities in Elk Grove Village, Illinois (“Elk Grove Village”); one facility in Morrisville, Pennsylvania (“Morrisville”); one facility in Walbridge, Ohio (“Walbridge”); and one facility in Eisenach, Germany.

As a part of our strategic planning process, management has been evaluating the strategic position, growth, and economic value potential of our businesses with the objective of creating additional value for our shareowners. As a result of this planning process and consistent with the demands of the market, management, in fiscal 2005, closed our coil coating facility located in Middletown, Ohio (“Middletown”) and concluded the sale of our idled coil coating facility in Elk Grove Village. Additional information concerning these transactions is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We continue to expand our global reach and presence as a leading supplier of material-based solutions primarily through partnerships, alliances and third party agreements. In South America, we own a 51% interest in a joint-venture partnership with Tekno S.A. (“Tekno”) which provides for the manufacture and sale of acoustical products. We also provide for the manufacture, sale and marketing of our electronic and brake products in Southeast Asia through a third party in Malaysia. In the second quarter of fiscal 2005, we announced our expansion in the European market through a strategic alliance with Arcelor Mittal. This alliance provides MSC Europe with expanded manufacturing, technical support, marketing, and sales capabilities for our acoustical material-based solutions, primarily Quiet Steel®, a multilayer composite of metals, coatings and other materials, typically consisting of metal outer skins surrounding a thin, highly-engineered, viscoelastic core material. In the third quarter of fiscal 2007, we signed an agreement with a Korean company named Hae Won Steel (“Hae Won”) to produce Quiet Steel® and other decorative laminate products in Korea. This agreement, along with other initiatives we have begun in Japan and China, will significantly improve our efforts to penetrate the Asian automotive market.

Products and Services

We are a supplier of engineered material-based solutions; as such, we apply our expertise in metal composite technology to solve design challenges for many of the largest automotive, appliance and electronic equipment manufacturers in the world. We believe that we maintain strong customer relationships by providing engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure. This combination enhances our ability to deliver engineered material-based solutions to customers’ manufacturing facilities on time and within design specifications. We maintain our position as a valued partner to our worldwide customer base through innovative thinking, new market penetration and material development strategies.

We manufacture composites typically consisting of steel or other metals in combination with polymers or other materials to achieve specific properties, such as noise and vibration reduction, also known as acoustical materials. MSC also laminates, coats and electrogalvanizes various types of metal. These products consist of functionally engineered materials that are designed to meet specific customer requirements. Products are primarily designed and produced as a result of our research and development efforts and the proprietary equipment and processes designed and implemented by our engineering and manufacturing organizations. We supply our acoustical and coated materials to a variety of markets both in the United States and internationally. The majority of these materials are used in the automotive, building and construction, electronics, HVAC, lighting and appliance markets. Primary products included in the acoustical material-based solutions are Quiet Steel® applications for disc brake noise dampers, automotive body panels, hard disk drive covers and engine parts. In the coated material-based solutions, major products include coil coated and electrogalvanized protective and decorative coated metal for use as automotive fuel tanks, automotive body skins, metal building skins, appliance cabinets (refrigerators, freezers and other appliances), heating and ventilation applications, lighting and furniture and fixtures.

Acoustical Material-Based Solutions. We believe that we are a leader in the development and manufacturing of continuously processed coated and laminated materials that reduce noise and vibration. Our proprietary Quiet Steel® is engineered to meet a variety of needs in the markets that we serve. The automotive industry is currently the largest market for metal composites, which are being used to replace solid sheet metal parts, including body panels, floor pans, wheel wells, oil pans, valve covers and front engine covers. We are evaluating Quiet Steel® for use in other components within appliances, lawn and power equipment and HVAC products. We produce Quiet Steel® products at our Elk Grove Village, Walbridge and Eisenach, Germany locations. Quiet Steel® is also manufactured in Europe, through our strategic alliance with Arcelor Mittal, in Brazil, through our joint venture with Tekno, and in Malaysia through outside processors. We anticipate continued expansion in the European market through this strategic alliance. We received our first purchase order for brake shims in Southeast Asia during the third quarter of fiscal 2007, so we now are producing brake shim materials in all four major markets, North America, Europe, Asia and South America. We believe this new business, coupled with our agreement with Hae Won, will enable us to significantly expand our presence in the Asian market. Management also believes the construction of our Application Research Center in Michigan and the expansion of our Application Development Center in Europe will provide us with state-of-the-art facilities in which to accelerate the development of new products and technologies. Acoustical material-based solutions represented approximately 50% of consolidated net sales in fiscal 2007, 2006 and 2005.

Coated Material-Based Solutions. We continue to be recognized for our research and development and new product and process development activities involving the continuous, high-speed, roll-to-roll coating of metal. Our coated material-based solutions include painted, EG protective and decorative coatings applied to coiled metal of various widths and thicknesses, in a continuous, high-speed, roll-to-roll process. Coated metal material-based solutions represented approximately 50% of consolidated net sales in fiscal 2007, 2006 and 2005.

We believe that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. In the process, sheet metal is unwound from a coil, cleaned, leveled, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers that fabricate the coated metal into finished products that are sold in a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. The finished product of pre-painted or coil coated metal is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. Our coated products are primarily used by manufacturers of building products, appliances, HVAC, lighting and automotive products. Manufacturers that use pre-painted materials can eliminate or significantly reduce on-site post-fabrication paint lines and the associated costs. Pre-painted materials also facilitate the adoption of just-in-time and continuous process manufacturing techniques providing lower manufacturing costs and improved product quality. Use of pre-painted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing. Our strategy in coil coating has been to produce high-volume, coated products at low cost, as well as to identify, develop and produce specialty niche products meeting specific customer requirements.

Coil coating technology reduces the environmental impact of painting and manufacturers’ energy needs. In coil coating processes, over 98% of the coating material is applied, in contrast with the significant waste from “overspray” typical in post-fabrication painting. The energy required to cure coated metal is substantially less than that required by other coating methods. These savings are achieved because of high-speed material processing and because most of the coatings’ volatile organic compounds are recycled back into the curing ovens and/or used as fuel.

Electrogalvanizing is a corrosion-resistant steel coating process used primarily in the manufacture of automobile and light-truck body skins. We manufacture EG solutions at our MSC Walbridge facility in Walbridge, Ohio. MSC Walbridge has the ability to provide a full complement of pure zinc and zinc-nickel plated products and organic coatings that offer corrosion resistance, as well as forming and cosmetic advantages over competitive products, such as plastic and hot-dip galvanized steel. Most EG customers are suppliers of sheet steel to the United States automobile industry. We believe that MSC Walbridge is the only facility in North America capable of meeting the wide-width sheet steel demand in a single pass through its line.

Competition

The market for our material-based solutions is highly competitive, both domestically and internationally. There are competitors in each product market we serve, some of which may have greater resources than we do. In the acoustical market, we believe that our technology, product development capability, technical support and customer service place us in a strong competitive position. The competition for Quiet Steel® includes mastics, doublers and other add-on damping treatments, which add cost, complexity and weight in their applications, as well as other metal-to-metal laminates.

Our coated material-based solutions compete with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping and brushing. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of price, quality, manufacturing capability and customer service. The domestic coil coating market is characterized with excess production capacity which also leads to extreme price competition in the market. We believe we are one of the largest coil coaters in the United States. Although there can be no assurance, we expect that the market penetration of coated metal (coil coating) will increase as a result of more stringent environmental regulation and the energy efficiency, quality and cost advantages provided by pre-painted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations.

Competition for the production and sale of EG steel for the automotive industry consists primarily of both foreign-owned and domestic-owned steel companies that manufacture EG steel in the United States either directly or through joint ventures. Limited quantities of EG steel are imported into the United States from foreign steel suppliers. Although the domestic steel industry has strengthened during the past several years, it continues to go through a period of consolidation through mergers. These factors, along with increased domestic competition from international companies, have affected our EG business and the availability and cost of steel substrate. In addition, the use of automotive quality hot-dip galvanized steel continues to make inroads into the EG market. We are unable to determine the effect, if any, on the market resulting from the substitution of other materials, changes in galvanizing technology, existence of excess capacity and the entrance of additional capacity.

International

We believe that significant international opportunities exist for MSC, particularly for our acoustical products. In an effort to capitalize on these opportunities, we maintain certain distribution, manufacturing, licensing and royalty agreements with agents and companies in Europe, South America and Asia that cover our Quiet Steel® products. These agreements provide us with the opportunity for market expansion in those geographic areas. To further the penetration of our acoustical products in the European market, we entered into a strategic alliance with Arcelor Mittal in the second quarter of fiscal 2005. This alliance allows for the expanded manufacturing, technical support, marketing and sales of our Quiet Steel® products to foreign automotive manufacturers. We have continued to increase our penetration in the European brake market as our German brake sales increased by approximately 39% in fiscal 2007 compared to fiscal 2006 primarily due to new customer sales. To further the penetration of our acoustical products in the Asian market, we entered into an agreement with Hae Won to produce Quiet Steel® and other decorative laminate products. In addition, we have numerous Asian initiatives designed to help us penetrate this growing market. We continue to pursue a variety of other business relationships, including direct sales, distribution agreements, licensing, acquisitions and other forms of partnering to increase our international sales and expand our international presence.

We implemented certain changes to our international business in fiscal 2005 as a part of our worldwide efforts to reduce costs and improve efficiencies. The manufacture of our electronic products for export sales was transitioned from our Elk Grove Village manufacturing line to our branch in Malaysia in the third quarter of fiscal 2005. As a result of the changes in the supply model for the hard disk drive market, we also shifted our business model in Malaysia from package sales to a toll processing program, moving the cost of the metal from MSC to the customer.

The following table shows our domestic and foreign net sales for fiscal years 2007, 2006 and 2005:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Net Sales ($ in millions)	$	%	$	%	$	%
Domestic	$253.0	96	$274.7	96	$253.1	96
Foreign	9.6	4	11.9	4	10.2	4
Total	$262.6	100	$286.6	100	$263.3	100

We own $5.0 million in long-lived assets in foreign countries as of February 28, 2007. The remaining $69.9 million in long-lived assets at February 28, 2007 was in the United States.

Marketing and Sales

We market our products, services and technologies nationally and internationally through our Company sales and marketing organization as well as through independent distributors, agents and licensees. Primary target markets for our products include the automotive, building and construction, electronics, HVAC, lighting and appliance markets. We believe we are a valued leader in the industries we serve because of our engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure.

We employ certain individuals with noise, vibration and harshness (“NVH”) experience using a proven sales methodology for penetrating the automotive markets we serve. We believe that these individuals will also be able to increase penetration of these products in non-automotive markets and it is important we retain these individuals so we can continue to develop solutions which support the growth in sales of all laminate products. All of our selling activities are supported by technical service departments that aid customers in the choice of available materials and their use in customers’ manufacturing processes.

We estimate that customers in the automotive industry were the end users for approximately 69%, 67% and 55% of our net sales in fiscal 2007, 2006 and 2005, respectively. We also estimate that customers in the building products market were the end users for approximately 12%, 11% and 9% of net sales in fiscal 2007, 2006 and 2005, respectively.

Due to concentration in the automotive industry, we believe that sales to individual automotive companies, including indirect sales, are significant. See Item 1A, “Risk Factors”, for more discussion on automotive sales. The following table shows direct sales to our significant customers as a percentage of consolidated net sales for fiscal 2007, 2006 and 2005.

	% of Consolidated Net Sales
Customer	Fiscal 2007	Fiscal 2006	Fiscal 2005
Ford	19%	10%	* *
General Motors	13%	12%	4%
DaimlerChrysler	13%	14%	12%
Mitsui Steel	10%	8%	8%

**	denotes less than 1%

We believe that additional business opportunities exist for the sale of our acoustical material solutions as a result of the increased presence in the United States by foreign automotive manufacturers, and we are concentrating our marketing and sales efforts accordingly.

Backlog. Our backlog of orders as of February 28, 2007 was approximately $27.7 million, all of which is expected to be filled during the remainder of fiscal year 2008. Our backlog as of February 28, 2006, was approximately $26.3 million.

Raw Materials. We are generally not dependent on any one source for raw materials or purchased components essential to our business for which an alternative source is not readily available. We are, however, affected by the price and availability of certain raw material inputs such as steel, zinc, nickel and natural gas. The shortage of available metal and higher metal prices continue to affect each of the markets we serve. Thin gauged, wide-width material for use in the manufacture of Quiet Steel® for body panels for the automotive industry continues to be difficult to obtain. The price of zinc, nickel and natural gas has been quite volatile in fiscal 2007 and 2006 which has affected our profitability. See Item 1A, “Risk Factors”, for more discussion on raw material inputs. We participate in purchasing programs supported by our customers, usually large original equipment manufacturers, to maintain an adequate supply of metal at the best available price.

Seasonality. We believe that our business, in the aggregate, is not subject to significant swings in seasonal demand. However, some of our products, such as materials used for building products and swimming pools, experience greater demand in some seasons. In addition, changes in production cycles in the automotive industry, particularly around model changes and summer and holiday shutdown periods, can impact sales in those periods.

Environmental Matters

We believe we operate our facilities and conduct our business, in all material respects, in accordance with applicable environmental laws. We spent approximately $3.9 million ($1.3 million on capital projects and $2.6 million of expense) for maintenance and installation of environmental controls at our facilities in fiscal 2007 and have budgeted approximately $3.6 million for fiscal 2008. For additional information regarding our environmental matters, see Item 3, “Legal Proceedings” and Note 4 of the Notes to the Consolidated Financial Statements entitled “Contingencies.”

Research and Development

We spent approximately $5.7 million in fiscal 2007 for product and process development activities compared to $2.7 million and $4.4 million in fiscal 2006 and 2005, respectively. The increase in research and development spending during fiscal 2007 is directly attributable to the opening of the Application Research Center in June 2006 as discussed below. The decrease in research and development spending during fiscal 2006 was primarily due to the divestiture of the EMD business in June 2005.

We are dedicated to our research and development efforts, often initiating technological process developments in the industry. To build upon our position as a leader in the industry, we completed construction of our new Application Research Center in Michigan in March 2006, and this facility was officially opened in June 2006. This new testing and development center provides technical and development facilities for all of our products with a concentration on NVH for the continued engineering, application and validation of our NVH material solutions. We substantially completed the expansion of our Application Development Center in Europe in January 2007. This facility will enhance our ability to develop, test and market our NVH solutions in Europe.

When possible, we seek patent and trademark protection for our products. We own, and are licensed under, a number of U.S. and foreign patents, patent applications, trademarks and trademark applications. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal terms of patents in the various countries where patent protection is obtained. While we consider our various patents, patent applications, trademarks and trademark applications to be important, we do not believe that the loss of any individual patent, patent application, trademark or trademark application would have a material adverse effect upon our business as a whole.

Employees

As of February 28, 2007, we had 583 full-time employees. Of this number, approximately 160 were engaged in selling, general and administrative activities. Our Walbridge production employees are covered by a union contract expiring in September 2010. The production employees at our Elk Grove Village facility were covered by a union contract that expired in February 2007. A new three-year contract was ratified in April 2007 that will expire in February 2010. The production employees at our Morrisville facility were covered by a union contract that expired in March 2006. We implemented new terms and conditions of employment which included a voluntary severance package and we commenced hiring employees to replace those who elected the severance package in April 2006. The Morrisville employees are currently working under the terms and conditions we implemented. Employees at our Eisenach, Germany facility are not represented by a union. Our union employees are vital to our operations. We consider our relationships with our employees and unions to be good.

Available Information

MSC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.matsci.com as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). We will also furnish paper copies of such filings free of charge upon request. Our corporate headquarters are located at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, and our telephone number is (847) 439-2210. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Executive Officers of the Registrant

As of May 1, 2007, our executive officers, who are elected by and serve at the discretion of our Board of Directors, are as follows:

Executive Officer	Age	Position(s)	Officer Since
Clifford D. Nastas	44	Chief Executive Officer	2001

James M. Froisland	56	Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary	2006

John M. Klepper	60	Vice President, Human Resources	2003

Kevin R. Williams	36	Vice President, Operations	2006

Mark J. Gresser	43	Vice President, Sales and Marketing	2006

Robert R. Rogowski	48	Vice President and Corporate Controller	2007

Clifford D. Nastas. On December 1, 2005, Mr. Nastas was named our Chief Executive Officer. Previously, Mr. Nastas served as President and Chief Operating Officer since June 2005. Prior to that time he held numerous executive positions with us including Executive Vice President and Chief Operating Officer from October 2004 to June 2005, Vice President and General Manager of the Engineered Materials and Solutions Group (“EMS”) from May 2004 to October 2004; Vice President of Sales and Marketing of EMS from July 2003 to May 2004; and Vice President of Marketing of MSCLC from January 2001 to July 2003. Prior to joining MSC, Mr. Nastas served as the Global Automotive Business Director for Honeywell International Inc., a technology and manufacturing provider of aerospace products, control technologies, automotive products, specialty chemicals and advanced materials, since 1995.

James M. Froisland. On June 21, 2006, Mr. Froisland was named our Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary. Previously, Mr. Froisland worked as a private consultant from September 2005 to June 2006. Prior to that time, Mr. Froisland served as Senior Vice President, Chief Financial Officer and Chief Information Officer at InteliStaf Healthcare, Inc., a private provider of healthcare staffing services, from May 2002 to September 2005. He also held executive and senior finance, accounting and information technology positions with a number of other companies including Burns International, Anixter International Inc., Budget Rent A Car, Allsteel Inc. and The Pillsbury Company. Mr. Froisland started his career with KPMG and is a Certified Public Accountant.

John M. Klepper. Mr. Klepper has served as our Vice President of Human Resources since June 2003 and Vice President of Human Resources for MSC EMS since March 2002. Previous to this, he held the position of Director of Corporate Human Resources of MSC from March 2000 to March 2002. Prior to joining MSC, Mr. Klepper was the Vice President of Human Resources for Fluid Management, Inc., a worldwide manufacturer of mixing and tinting equipment for the paint, coatings, and ink industries, since 1997.

Kevin R. Williams. On April 20, 2006, Mr. Williams was named an officer of MSC. Mr. Williams has served as Vice President, Operations since June 2005. Prior to this, Mr. Williams was the Plant Manager of the Walbridge manufacturing facility from December 2004. Prior to joining MSC, Mr. Williams held positions in manufacturing, quality, engineering, business development, Six Sigma, lean manufacturing and general management. The majority of his experience has been with major Tier I automotive suppliers such as ArvinMeritor and Siegel Robert, including international assignments in Southeast Asia. On May 9, 2007, we announced that Mr. Williams would step down as Vice President, Operations. Mr. Williams will continue in his role until a successor has been identified.

Mark J. Gresser. On April 20, 2006, Mr. Gresser was named an officer of MSC. Mr. Gresser has served as Vice President, Sales and Marketing since March 2005. Prior to this position, Mr. Gresser was the Director of Automotive Sales and Marketing since April 2001. Prior to joining MSC, Mr. Gresser held positions in manufacturing, sales, marketing and general management with Ford Motor Company, ExxonMobil, AlliedSignal, and, most recently, Honeywell International.

Robert R. Rogowski. On February 19, 2007, Mr. Rogowski joined us as our Vice President and Corporate Controller, and was named an executive officer of the Company on April 18, 2007. Previously, Mr. Rogowski held several positions at WMS Industries Inc. since June 1992, including the executive officer position of Vice President-Finance and Controller. He also served in several positions for Sara Lee Corporation. Mr. Rogowski is a Certified Public Accountant.

ITEM 1A. Risk Factors

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Form 10-K contains forward-looking statements, which include, without limitation, those statements regarding anticipated results based on management’s plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as “anticipates”, “estimates”, “expects”, “projects”, “intends”, “plans”, “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors also could cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-K. We undertake no obligation to update forward-looking statements as a result of future events or developments.

Outlined below are some of the risks that we face that could affect the business and financial position for fiscal 2008 and beyond. However, they are not the only risks that we face. There may be additional risks that are not presently known or that management currently believes are immaterial which could also impair business or financial position.

We face intense competition in the acoustical and coated application industries and failure to successfully compete may negatively affect our business and financial performance.

We operate in a highly competitive business environment and face intense competition from a growing number of competitors, including an increasing number of foreign-based competitors, with greater resources than us. The elements of competition include price, quality and customer service. In the past, our competitors, especially global competitors with low-cost sources of supply outside the United States, have aggressively priced their products and/or introduced new products in order to increase market share. If we are unable to compete in this highly competitive environment, our business and financial performance could be negatively affected.

We rely on sales to a small number of customers; the loss of any one of these customers could have an adverse impact on revenues.

We derive a substantial portion of our revenue from a limited number of customers (most of which are North American automobile manufacturers) and the loss of any one of these customers could adversely impact our operations. In fiscal 2007, our three largest customers, Ford, General Motors and DaimlerChrysler, represented 19%, 13% and 13% of consolidated net sales, respectively. During the past several years, these customers have lost market share in the United States, primarily to Asian competitors. Although we are actively targeting these Asian competitors as potential customers, any further market share loss by these North American-based automakers could have a material adverse effect on our business. In fiscal 2007, these automakers announced significant production cuts which reduced the demand for our acoustical and coated products and hurt our profitability.

Our three largest customers all have major union contracts with the same automobile workers’ unions. Any extended work stoppage could have a material adverse impact on our operating results and financial position.

Our three largest customers all have major union contracts with the same automobile workers unions and some of these union contracts expire during fiscal 2008. History has shown these contract negotiations can be lengthy and issues may be very difficult to resolve. Any extended work stoppage which may occur during these negotiations could have a material adverse effect on our operating results and financial position.

The volatility in the price and availability of raw material inputs used by us, particularly steel, zinc, nickel and natural gas, could adversely affect our ability to conduct business both timely and profitably.

In recent years, there has been a shortage of readily available metals that meet the requirements of our customers. Such shortage adversely affects our ability to deliver products to our customers on a timely basis. In conjunction with that shortage and rising material costs, the cost of metals used in our products has risen dramatically over the past few years, which has caused us to increase prices in a competitive market and/or absorb higher costs. Our future profitability may be adversely affected to the extent we are unable to pass higher raw material costs to our customers.

In fiscal 2007, we experienced a dramatic increase in the cost of zinc which is a critical element in the production of certain Quiet Steel® parts. We entered into a long-term purchase contract to curtail the increase in cost and we have passed some of this cost increase onto our customers, but we have experienced a significant decrease in our profitability. In fiscal 2006, there was a dramatic volatility in the price of natural gas, particularly subsequent to Hurricanes Katrina and Rita in the Gulf region. Increases in raw material prices (such as for zinc, nickel and natural gas) and prices of other energy sources adversely affect our profitability.

The acceptance of our brake damping materials, engine components and body panel laminate parts by customers in North America, Europe and Asia is critical to our financial performance.

We have made a significant investment in the design and development of our material-based solutions to NVH problems in the automotive industry. If these solutions are not introduced and marketed successfully into North America, Europe and Asia, our results of operations and financial position may be adversely affected.

If we are unable to successfully introduce and market new products, we may not achieve our targeted financial results.

Management believes that our past success has been partially due to our ability to design and market new solutions to customer needs. Management also believes that the construction of our Application Research Center in Michigan and the expansion of our Application Development Center in Europe will provide us with state-of-the-art facilities in which to accelerate the development of new products and technologies. However, if these new products and technologies are not accepted by customers, we may not be able to attract new business or maintain existing customers, thus adversely affecting our business.

Our financial performance could be adversely affected by an inability to effectively execute and manage our business objectives.

The highly competitive nature of our industry requires that we effectively execute and manage our business including our operating initiatives, which aim to reduce costs and drive productivity and quality improvements. Our inability to effectively control costs and drive productivity improvements could affect our profits. In addition, our failure to provide high-quality, innovative products could adversely affect our ability to maintain or increase our sales, which could negatively affect our revenues and overall financial performance. Additionally, our success is dependent on successful new product and process development. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and our ability to successfully and timely identify, develop, manufacture, market and sell new or improved products in these changing markets.

An increase in the environmental risks, costs, recoveries and penalties associated with our past and present manufacturing operations could adversely affect our financial performance.

We are a party to various legal proceedings in connection with the remediation of certain environmental matters. We record reserves for these environmental matters using our historical experience and relevant information available from various third parties. There are a number of assumptions made in establishing these reserves, including, without limitation, the estimated extent of environmental damage to any particular site, the available methods of remedy, estimated contribution of various other potentially responsible parties and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. New environmental issues or changes in the assumptions surrounding existing environmental issues could have an adverse affect on our results of operations and financial condition.

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

Our business could be negatively impacted by deterioration in labor relations.

As of February 28, 2007, we had 583 full-time employees, of which approximately 47% were represented by labor unions with separate collective bargaining agreements. As these agreements expire, we cannot be assured that we will be able to renew the collective bargaining agreements on the same or similar terms, or at all, which could affect our business, results of operations or financial condition. Moreover, if new labor agreements are negotiated, there can be no guarantee that the agreements will be at satisfactory terms with regard to the efficiency and productivity of the work force. We had one union contract that expired in March 2006 and we implemented new terms and conditions of employment which included a voluntary severance package. We cannot be assured that the employees who remained will continue to work under the terms and conditions we implemented. Further, we cannot be assured that we will not be subject to work stoppages that could have a material adverse effect on our business, results of operations or financial condition.

We may experience adverse effects on the results of operations if proposed gross revenue tax legislation in the State of Illinois is passed into law.

The government of the State of Illinois is considering proposed tax legislation that would create a “gross revenue tax” on all products and services sold in Illinois. The proposed legislation, in its current form, would not allow companies to pass the additional cost of the tax onto their customers or to deduct the tax from corporate income tax calculations. This tax would adversely affect our future operations results if passed into law.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease facilities with an aggregate of approximately 1,229,000 square feet of space. In addition to the principal physical properties we use in our manufacturing operations as summarized in the table below, we lease sales and administrative offices pursuant to operating leases.

In fiscal 2005, we completed the sale of our property associated with our idled coil coating facility in Elk Grove Village and closed our Middletown coil coating production facility. Additional information concerning these transactions and events is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We consider all of our principal facilities to be in good operating condition and sufficient to meet our near-term operating requirements.

Location	Approximate Area in Square Feet	Ownership or Lease Expiration		Description
Elk Grove Village, Illinois Plant No. 2	205,000	Owner		Laminating and Coil Coating Facility, General Offices
Elk Grove Village, Illinois Plant No. 7	281,000	Owner		Coil Coating Facility, Corporate and General Offices
Morrisville, Pennsylvania	136,000	Owner		Coil Coating Facility, General Offices
Middletown, Ohio (Closed July 2004)	171,000	Owner		Coil Coating Facility
Walbridge, Ohio	351,000	April 2012	(1)	Electrogalvanizing, Laminating and Coil Coating Facility
Canton, Michigan	57,000	Sept. 2018	(2)	NVH Testing and Development Center, General Offices
Eisenach, Germany	16,000	Owner		Stamping and Testing Facility, General Offices
(1)	At the option of the Company, this lease may be further extended in three year increments through April 30, 2027.
(2)	At the option of the Company, this lease may also be extended in five year increments through September 2043 and includes an option to purchase beginning in March 2015.

Item 3. Legal Proceedings

Environmental Matters

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters as detailed below. We record these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. There are a number of assumptions that are made, including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties (“PRP”) and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. We believe our range of exposure for these proceedings and known sites is $0.9 million to $1.3 million and, as of February 28, 2007, have approximately $0.9 million in our environmental reserves.

In 1984 MSC was named as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at a Superfund site in Gary, Indiana. The U.S. District Court for the Northern District of Indiana entered a Consent Decree between the government and certain PRPs (including MSC) on the scope of the remediation work at the site. We receive periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including MSC) to manage the remediation project. In late December 2005, we received an update indicating that the projected remediation costs would increase significantly due primarily to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed and increased oversight costs of the United States Environmental Protection Agency (“USEPA”). Accordingly, we treated the cost update as a change in estimate and increased our reserves related to the matter by $0.5 million in the second quarter of fiscal 2006 to reflect our share of the increased remediation costs. This charge was recorded in Selling, General and Administrative expenses in the accompanying Consolidated Statement of Operations. The estimated range of our remaining liability for this site is $0.6 million to $0.7 million. Remediation work is ongoing and we maintain a letter of credit for approximately $1.2 million to secure our obligation to pay our estimated share of the remediation expenses at the site.

In 2003, MSC, along with many other companies, was named as a PRP by the USEPA under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. Consequently, we have maintained the range of potential liability previously established as $25,000 to $35,000.

In December 2004, the purchaser of our former Pinole Point Steel facility received a letter from the California Regional Water Quality Control Board requesting an investigation of contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation efforts may be required. We believe that any such contamination occurred prior to our acquisition of the facility in 1997 and therefore, the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, we may be required to do so. We are unable to estimate the potential liability, if any, in this matter due to the limited information provided to date.

For additional information regarding our environmental matters, see Note 4 of the Notes to the Consolidated Financial Statements entitled “Contingencies.”

Other Matters

We are also a party to various legal actions and customer disputes arising in the ordinary course of our business. We believe that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on our financial statements.

Item 4. Submission of Matters to a Vote of Security Owners

There were no matters submitted to our shareowners during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.02 par value, is listed on the New York Stock Exchange under the symbol “MSC.” The table below sets forth, by fiscal quarter, the high and low closing sales prices of our common stock during the past two fiscal years.

Fiscal Year	Fiscal Quarter	High	Low
2007	1st	$13.00	$10.31
	2nd	10.99	8.72
	3rd	12.06	8.87
	4th	13.33	10.77

Fiscal Year	Fiscal Quarter	High	Low
2006	1st	$15.49	$11.21
	2nd	16.30	11.80
	3rd	15.54	14.13
	4th	14.29	11.97

There were 518 stockholders of record of our common stock at the close of business on May 1, 2007.

Dividends

MSC has not paid cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings either will be retained for development of our business or will be used to repurchase our common stock. If business circumstances should change, the Board of Directors may declare and instruct us to pay dividends. However, our ability to pay dividends on our common stock is limited by certain covenants contained in our credit agreement (see Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness”).

Purchases of Securities

On February 8, 2006, we announced that our Board of Directors had authorized the repurchase of up to one million shares of common stock, or approximately 7% of the shares outstanding at that time. In fiscal 2007, we repurchased 227,000 shares of our common stock for a total cost of approximately $2.2 million. There were no shares repurchased during the fourth quarter of fiscal 2007 or during fiscal 2006. There are 773,000 shares remaining under this authorization.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” in order to fully understand factors that may affect the comparability of the financial data below.

Selected Financial Data

Material Sciences Corporation and Subsidiaries

(Dollars and number of shares in thousands, except per share data)	Fiscal Year
	2007	2006	2005	2004	2003
Statement of Operations Data
Net Sales	$262,627	$286,614	$263,323	$242,748	$266,546
Income (Loss) from Continuing Operations Before Income Taxes	8,435	14,119	6,666	(11,548)	2,027
Income (Loss) from Continuing Operations	6,124	6,918	3,209	(9,620)	1,581
Net Income (Loss)(1)	6,124	5,204	(320)	(13,181)	626
Diluted Net Income (Loss) from Continuing Operations Per Share	0.42	0.49	0.22	(0.69)	0.11
Diluted Net Income (Loss) Per Share	$0.42	$0.35	$(0.02)	$(0.94)	$0.04
Balance Sheet Data
Working Capital	$55,154	$53,653	$44,688	$37,875	$68,398
Net Property, Plant and Equipment	74,904	73,138	74,560	81,747	93,188
Total Assets	187,369	174,568	169,227	204,442	236,941
Total Debt	—	—	1,100	43,944	55,503
Shareowners’ Equity	126,333	121,872	116,242	111,466	121,019
Average Capital Employed(2)	$124,103	$119,607	$136,376	$165,966	$205,204
Cash Flow Data
Depreciation, Amortization and Accretion	$10,919	$11,526	$11,802	$14,849	$16,397
Net Cash Provided by Operating Activities	14,538	20,276	5,434	4,397	33,622
Capital Expenditures	$14,707	$8,449	$5,117	$4,519	$6,259
Financial Ratios
Gross Profit as a % of Net Sales	15.9%	17.7%	20.9%	16.7%	17.8%
SG&A Expenses as a % of Net Sales	12.8%	12.8%	15.5%	13.6%	13.8%
Income (Loss) from Continuing Operations Before Income Taxes as a % of Net Sales	3.2%	4.9%	2.5%	(4.8)%	0.8%
Net Income (Loss) as a % of Net Sales	2.3%	1.8%	(0.1)%	(5.4)%	0.2%
Research and Development as a % of Net Sales	2.2%	0.9%	1.7%	1.8%	1.5%
Effective Income Tax Rate on Continuing Operations(3)	27.4%	49.0%	51.9%	(16.7)%	22.0%
Return on Average Shareowners’ Equity	4.9%	4.4%	(0.3)%	(11.3)%	0.5%
Return on Average Capital Employed	4.9%	4.4%	(0.2)%	(7.9)%	0.3%
Total Debt to Total Capital Employed	0.0%	0.0%	0.9%	28.3%	31.4%
Other Data
Per Share Information:
Book Value	$8.64	$8.30	$8.06	$7.97	$8.51
Market Price:
High	$13.33	$16.30	$18.16	$12.87	$15.65
Low	$8.72	$11.21	$8.77	$8.05	$9.63
Close	$10.77	$13.01	$15.45	$11.38	$10.26
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,622	14,690	14,415	13,990	14,226
Shareowners of Record	518	549	608	741	826
Number of Employees(4)	583	557	562	702	740

(1)	In 2006, the Company recorded a loss, net of tax, on the sale of the Electronic Materials and Devices Group (“EMD”) of $139; a loss, net of tax, on discontinued operations of EMD of $1,930; income, net of tax, on the discontinued operations of Pinole Point Steel of $72; and a pretax restructuring charge of $218.
In 2005, the Company recorded a loss, net of tax, on the discontinued operations of EMD of $3,378; a loss, net of tax, on the discontinued operations of Pinole Point Steel of $151; a pretax restructuring charge of $2,657; a pretax charge of $4,116 related to phantom stock vesting; and a pretax charge of $1,605 related to retention agreements.
(2)	Average capital employed represents the average of the total debt and stockholders’ equity at the beginning and ending of the fiscal year.
(3)	See Note 9 to the Consolidated Financial Statements entitled “Income Taxes”.
(4)	Represents employees from continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We report segment information based on how we view our business for evaluating performance and making operating decisions. For the periods discussed in this Item 7, we report results on the basis of one business segment. Our one segment focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions consist of layers of metal and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts, brake dampers, engine parts and computer disk drives. Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning (“HVAC”), appliance and lighting markets. We utilize a significant level of shared assets and personnel across each of our product categories. It is common for a single customer to purchase products from several different product categories.

The general state of the principal industries in which we operate presents a number of risks including:

•

Uncertainty of North American Automobile Industry – The three largest North American automobile manufacturers have all lost market share in recent years and all announced production cuts during calendar 2006 that have stretched into calendar 2007. These manufacturers represent our three largest customers, and the continued deterioration of market share could affect our future revenues and profits. In addition, these manufacturers all have contracts with the same automobile workers’ unions. Some of these union contracts expire in calendar 2007 and any lengthy work stoppage could have a material adverse effect on our revenues and profits.

•

Pricing and Availability of Materials –The pricing of materials includes the cost of steel, zinc and nickel, as well as, but not limited to, the cost of energy and the cost of petroleum-based products. The price of these materials has risen in the past several years as the availability has declined. In particular, thin-gauged, wide-width substrates have been increasingly difficult to obtain.

•	Overcapacity – Excess capacity continues to exist in the domestic coil coating market resulting in extreme competition in pricing, terms of sale and facility utilization.
•

Shift in Supply Model – As market conditions change, shifts in the supply model for certain products may occur. We must adapt our pricing strategy accordingly which may affect the comparability of the revenues, operating margins and working capital for the fiscal years presented. In fiscal 2005, the hard disk drive market shifted its supply model to a toll processing program (which excludes the cost of the metal) from a package program. In fiscal 2006, we shifted the pricing of our gas tank product from a toll program to a package program (which includes the cost of the metal). In fiscal 2007, we lost a significant portion of our hard disk drive business due to a change in disk drive design methodology at our largest customer in this sector.

We continue to evaluate our processes to improve operating effectiveness and better manage our production costs. We have taken a disciplined approach to evaluating and implementing quality, productivity and customer care initiatives utilizing Six Sigma and lean manufacturing. Additionally, we are in the process of converting all of our manufacturing facilities to one enterprise resource system in order to improve the management of inventory, purchasing, and accounts receivable, among other areas.

Upon review of our assets, we identified certain underperforming assets and initiated the closure and sale of these assets in fiscal 2005. In February 2005, we completed the sale of our idled Elk Grove Village production line and the related property on which the line was located. We also closed our coil coating facility in Middletown, Ohio in July 2004. We concluded that operating the remaining coil coating facilities would provide the best opportunity for a greater return to our shareowners. As a result of the idling of the Middletown facility, we recorded a pretax impairment charge of $8.0 million in the fourth quarter of fiscal 2004 and restructuring charges of $1.8 million in fiscal 2005.

On June 20, 2005, we completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of our Electronic Materials and Devices Group (“EMD”) to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, we were relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2.8 million as well as approximately $0.8 million of obligations related to certain cost sharing agreements between EMD and TST for the 18 months ended in November 2006.

We recorded a loss on the sale of EMD assets of $0.1 million (or $0.01 per diluted common share), net of income tax benefit of $0.1 million, in the second quarter of fiscal 2006. We no longer report EMD as a separate segment, rather we report EMD as a discontinued operation with all prior period results of operations set forth reflecting that presentation.

In March 2006, we completed the construction of our premier noise, vibration and harshness (“NVH”) testing and development Application Research Center facility in Michigan, which utilizes the latest in NVH testing hardware and software for the engineering, application and validation of our NVH material solutions. In an effort to commercialize our laminate products in Europe, in the second quarter of fiscal 2005 we entered into a strategic alliance with Arcelor Mittal for the marketing, sale and manufacture of Quiet Steel® to European automobile manufacturers. As a part of this strategic alliance, Arcelor Mittal provides for the production of Quiet Steel® in its Montataire, France facility while we continue to manage the product and application engineering.

In the fourth quarter of fiscal 2007, we settled disputes with two suppliers related to defective materials and recorded an after-tax recovery of costs of $1.0 million. We also recorded tax benefits of $1.1 million, primarily related to research and development credits.

Results of Operations as a Percentage of Net Sales (Fiscal Years)

	2007	2006	2005
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	84.1	82.3	79.1
Gross Profit	15.9	17.7	20.9
Selling, General and Administrative Expenses	12.8	12.8	15.5
Asset Impairments, Restructuring and Other	0.3	0.1	1.0
Income from Operations	2.8	4.8	4.4
Total Other (Income) Expense, Net	(0.4)	(0.1)	1.9
Income from Continuing Operations Before Income Taxes	3.2	4.9	2.5
Provision for Income Taxes	0.9	2.4	1.3
Loss on Discontinued Operations, Net of Income Taxes	—	(0.7)	(1.3)
Net Income (Loss)	2.3%	1.8%	(0.1)%

Results of Operations – Fiscal 2007 Compared to Fiscal 2006

($ in thousands)	2007	2006	% Fav(Unfav) Variance
Net Sales	$262,627	$286,614	(8.4)%
Gross Profit	$41,726	$50,732	(17.8)%
% of Net Sales	15.9%	17.7%
Selling, General and Administrative	$33,669	$36,655	8.1%
% of Net Sales	12.8%	12.8%

During the first quarter of fiscal 2007, we began reporting sales under two types of applications, acoustical and coated, to better reflect our business mix. Sales of electronic products, which were reported separately in prior years, are reported as acoustical sales when sold for disk drive applications and as coated sales when sold for all other electronic applications. We also reclassified $1.2 million of other sales in fiscal 2006 from acoustical applications to coated applications to more accurately reflect a certain product’s application. Significant changes in certain markets within each application are discussed in the following commentary about sales fluctuations. Our commentary does not necessarily reflect the fluctuations of all markets within each application, only those markets considered to have a significant impact on sales during the periods discussed.

Net Sales.

($ in thousands)	Net Sales
Application	Fiscal 2007	Fiscal 2006	Variance $	Variance %
Acoustical	$130,475	$148,050	$(17,575)	(11.9)%
Coated	132,152	138,564	(6,412)	(4.6)%
Total	$262,627	$286,614	$(23,987)	(8.4)%

Sales of acoustical materials, which are primarily to automotive and disk drive manufactures, decreased to $130.5 million in fiscal 2007 from $148.0 million in fiscal 2006. Sales of body panel laminate decreased 9.1%, from $80.3 million to $73.0 million, primarily due to the overall softness of the North American auto industry. According to industry statistics, production of cars and light trucks containing Quiet Steel® declined an average of 11%, with the production of some platforms down more than 20%. The significant decrease in automobile production by the U.S. automakers in the second half of calendar 2006 has reduced the demand for body panel laminate parts. We expect this slowdown in the U.S. auto market to continue through the first half of fiscal 2008. Sales in the brake market during fiscal 2007 decreased 7.7%, from $37.9 million to $34.9 million, primarily due to the softness in the auto industry and an overall reduction in the quantity of inventory carried by our customers. Growth in our European brake market of approximately 39% helped to partially offset the weakness in the U.S. auto industry. Disk drive sales decreased 57.6%, from $7.3 million to $3.1 million, as our largest customer in this sector changed its disk drive design methodology. We are actively seeking new markets, both in the U.S. and abroad, for our acoustical products. We believe our Application Research Center in Michigan and the expansion of our Application Development Center in Europe will provide us with the opportunity to showcase the value that our acoustical products can provide to our customers.

Coated materials sales decreased in fiscal 2007 to $132.1 million from $138.6 million in the prior year, primarily due to a decrease in appliance/HVAC sales partially offset by increased gas tank sales and lighting sales. Appliance/HVAC sales decreased 31.1%, from $44.6 million to $30.7 million, primarily due to the loss of a significant film laminate customer as well as two customers moving the production of certain appliances from the U.S. to Mexico. Gas tank sales increased 12.8%, from $36.3 million to $41.0 million, principally due to increased sales volume, a change in the product formulation and the full year impact of the change in the pricing model to a package basis from a toll basis whereby the cost of metal is now included in the sales price with little or no associated profit. Lighting sales increased 66.2%, from $4.0 million to $6.6 million, primarily due to new business.

Gross Profit. Our fiscal 2007 gross profit was $41.7 million, or 15.9% of net sales, as compared to $50.7 million, or 17.7% of net sales, in the prior fiscal year. Of the total $9.0 million decrease in gross profit, $9.5 million was due to decreased sales volume, $3.5 million was due to increases in raw material costs and $2.1 million was due to decreases in our sales price. These unfavorable variances were partially offset by $6.5 million of cost reductions and savings from quality initiatives. The decrease in gross profit and the gross margin was primarily due to the significant decrease in sales of higher-margin acoustical products. We had additional margin compression due to the increased cost of raw materials, especially zinc and nickel, that we were not able to fully pass on to customers through pricing. We also experienced some sales price declines primarily related to a program for one high-volume product. We experienced significant savings from our quality initiatives in managing yields, decreasing customer claims and maximizing recoveries of partially defective runs. We are continuing to evaluate all of our processes to better manage our production costs and improve the quality of our products.

SG&A Expenses. SG&A expenses were $33.7 million in fiscal 2007 compared to $36.7 million in fiscal 2006. The decrease in these expenses was primarily due to a decrease in legal, consulting and professional fees of $1.8 million, the collection of a $0.3 million account receivable in fiscal 2007 that had been previously written off, and environmental expenses of $0.5 million recorded in fiscal 2006 that did not repeat.

Restructuring Expenses. The production employees at our Morrisville, Pennsylvania facility were covered by a union contract that expired in March 2006. New terms and conditions of employment were implemented which included a voluntary severance package. A total of 31 employees accepted the voluntary severance package. We commenced hiring employees to replace those who elected the severance package in April 2006. The employees at Morrisville are currently working under the terms and conditions of employment we implemented. We recorded restructuring expenses of $0.6 million in severance and related expenses in fiscal 2007 related to this restructuring. The entire restructuring reserve for this action was paid during fiscal 2007.

During the first quarter of fiscal 2005, we announced the closing of our Middletown coil coating facility. In conjunction with this announcement and other restructuring actions, we recorded restructuring expenses of $2.7 million for the fiscal year ended February 28, 2005. A total of 97 employees were affected by this restructuring. Of the total amount recorded, $1.8 million related to the Middletown closing and $0.9 million related to other restructuring actions. We also recorded $0.2 million in expenses for these restructuring plans during fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. This restructuring liability was fully paid as of February 28, 2006 and there was no activity for these restructuring actions in fiscal 2007.

In fiscal 2003, the Company entered into a separation arrangement related to the resignation of the former Chairman, President and Chief Executive Officer. As a result of this arrangement, the Company had a pretax charge to earnings of $1.8 million in the first quarter of fiscal 2004. Of this amount, $1.5 million was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. We reduced these restructuring reserves by $21,000 in fiscal 2006 and increased these reserves by $14,000 in fiscal 2007 based on a revision to the total amounts expected to be paid out for these plans, primarily related to medical expenses. Cash of $6,000 was paid during fiscal 2007. The Consolidated Balance Sheet as of February 28, 2007, includes a total of $6,000 in Accrued Expenses and $29,000 in Other Long-Term Liabilities related to this restructuring action.

The restructuring reserve as of February 28, 2007, is presented in the chart below which includes the fiscal 2004, 2005 and 2007 restructuring plans.

(in thousands)	Severance	Other	Total
Restructuring Reserve as of February 29, 2004	$610	$71	$681
Restructuring Reserve Recorded During Fiscal 2005	1,371	1,286	2,657
Cash Payments	(1,677)	(1,229)	(2,906)
Restructuring Reserve as of February 28, 2005	$304	$128	$432
Restructuring Reserve Recorded During Fiscal 2006	(51)	269	218
Cash Payments	(248)	(375)	(623)
Restructuring Reserve as of February 28, 2006	$5	$22	$27
Restructuring Reserve Recorded During Fiscal 2007	320	272	592
Cash Payments	(325)	(259)	(584)
Restructuring Reserve as of February 28, 2007	$—	$35	$35

Total Other Income, Net. Total Other Income, Net, was $1.0 million in fiscal 2007 compared to $0.3 million in fiscal 2006. Interest Income, Net, increased to $0.7 million in fiscal 2007 from $0.1 million in fiscal 2006 due to interest earned on our cash balances which were higher in fiscal 2007, interest of $0.2 million received on an income tax refund and interest of $0.1 million on the collection of an account receivable which had previously been written off. Equity in Results of Joint Venture was income of $0.1 million in fiscal 2007 as compared to income of $0.2 million in fiscal 2006 (see Note 3 of the Notes to the Consolidated Financial Statements entitled “Joint Venture and Partnership”).

Income Taxes. Our effective income tax provision rate for continuing operations was 27.4% in fiscal 2007 as compared to 49.0% in fiscal 2006. The significant decrease in the effective rate from the prior year is primarily due to establishing research and development tax credits of $0.9 million, or 10.8%, and the closing of an Internal Revenue Service audit of $0.3 million, or 3.5%. Additionally, our valuation allowances on our net operating loss carryforwards were lower in fiscal 2007 as our German subsidiary generated $0.2 million pretax income this year compared to a $1.8 million pretax loss in fiscal 2006.

Results of Discontinued Operations – Fiscal 2007 Compared to Fiscal 2006

EMD. On June 20, 2005, we completed the sale of substantially all of the assets of our EMD business. We recorded losses of $1.9 million, or $0.13 per diluted common share, and $3.4 million, or $0.23 per diluted common share, net of income taxes, on discontinued operations in fiscal 2006 and 2005, respectively. The loss in fiscal 2006 included $2.2 million of severance and related costs incurred in preparation of the disposal of the EMD business. There was no discontinued operations activity for EMD during fiscal 2007 and we paid all of the related severance liabilities for EMD as of February 28, 2007. As of February 28, 2006, there was $0.5 million recorded as Current Liabilities of Discontinued Operations – EMD in the Consolidated Balance Sheet. See Note 2 for further information on the sale of EMD and see “Results of Discontinued Operations – Fiscal 2006 Compared to Fiscal 2005” included in this Item 7 below for more detail on the fiscal 2006 EMD operations.

Pinole Point Steel. On May 31, 2002, we completed the sale of substantially all of the assets of our Pinole Point Steel business. There was no discontinued operations activity for Pinole Point Steel in fiscal 2007 compared to income on discontinued operations for Pinole of $0.1 million, net of income taxes, in fiscal 2006. The income in fiscal 2006 related to the collection of a previously written-off receivable. As of February 28, 2007, there was $0.1 million in net liabilities remaining compared to $0.2 million in net liabilities as of February 28, 2006. The remaining net liabilities primarily relate to workers compensation exposure not assumed by the purchasers of Pinole Point Steel, Grupo IMSA S.A. de C.V. Since the completion of the sale, Pinole Point Steel has been reported as a discontinued operation.

Results of Operations – Fiscal 2006 Compared to Fiscal 2005

($ in thousands)	2006	2005	% Fav (Unfav) Variance
Net Sales	$286,614	$263,323	8.8%
Gross Profit	$50,732	$55,071	(7.9)%
% of Net Sales	17.7%	20.9%
Selling, General and Administrative	$36,655	$40,832	10.2%
% of Net Sales	12.8%	15.5%

Net sales for the year ended February 28, 2006 improved 8.8%, to $286.6 million, from $263.3 million in fiscal 2005. This increase was a result of the introduction of new Quiet Steel® applications in the Body Panel Laminate market and a change in the pricing model of the gas tank business as discussed under “Sales” below. Gross profit decreased 7.9% to $50.7 million, or 17.7% of net sales, in fiscal 2006 from $55.1 million, or 20.9% of net sales, in fiscal 2005 due primarily to increased energy costs, increased returns and allowances related to quality issues and decreased scrap sales (see “Gross Profit” below). Selling, general and administrative (“SG&A”) expenses of $36.7 million were 12.8% of net sales in fiscal 2006 as compared to $40.8 million, or 15.5% of net sales in fiscal 2005 (see “SG&A Expenses”).

As noted above, during the first quarter of fiscal 2007, we began reporting sales under two types of applications, acoustical and coated, to better reflect our business mix. Sales of electronic products, which were reported separately in prior years, are reported as acoustical sales when sold for disk drive applications and as coated sales when sold for all other electronic applications. We also reclassified $1.2 million and $2.2 million of other sales in fiscal 2006 and 2005, respectively, from acoustical applications to coated applications to more accurately reflect a certain product’s application. Significant changes in certain markets within each application are discussed in the following commentary about sales fluctuations. Our commentary does not necessarily reflect the fluctuations of all markets within each application, only those markets considered to have a significant impact on sales during the periods discussed.

Net Sales.

($ in thousands)	Net Sales
Application	Fiscal 2006	Fiscal 2005	Variance $	Variance %
Acoustical	$148,050	$128,515	$19,535	15.2%
Coated	138,564	134,808	3,756	2.8%
Total	$286,614	$263,323	$23,291	8.8%

Sales of acoustical materials, which are primarily to automotive and disk drive manufacturers, increased to $148.0 million in fiscal 2006 from $128.5 million in fiscal 2005. Sales of body panel laminate increased over 60%, from $50.1 million to $80.3 million, as Quiet Steel® was introduced into new vehicle models and the unit volume of existing models increased during the fiscal year. This increase was partially offset by a 55% decrease in disk drive sales, from $16.1 million to $7.3 million, due to the shift of our supply model for the hard disk drive market to a toll processing program whereby the cost of metal is no longer reflected in the sales price. This change in the supply model reduced sales in fiscal 2006 by $9.9 million from their fiscal 2005 amounts. Coated materials sales increased in fiscal 2006 to $138.6 million from $134.8 million in the prior year, primarily due to an increase in gas tank sales partially offset by lower sales of electrogalvanized materials and building products, as well as the closing of our Middletown, Ohio facility in the summer of fiscal 2005. The increase in gas tank sales, from $8.2 million to $36.3 million, is principally due to a change in the pricing model to a package basis from a toll basis whereby the cost of metal is now included in the sales price. The inclusion of the metal cost in the sales price increased sales by $20.9 million in fiscal 2006. The decrease in electrogalvanized sales, from $11.7 million to $4.7 million, is primarily due to the loss of a customer who exited this market. The decrease in building product sales, from $31.2 million to $26.4 million, was primarily due to lower overall customer demand in this market and the decision not to renew a contract for the production of a low-margin product. Sales of coated metal materials were also reduced by $5.0 million due to the closing of our Middletown, Ohio facility in the summer of fiscal 2005.

Gross Profit. Our gross profit margin was 17.7%, or $50.7 million, in fiscal 2006 as compared to 20.9%, or $55.1 million, in the prior year. Although sales have increased, the gross profit dollars and the gross profit margin percentage have decreased. Changes in the product mix and sales volume have increased gross profit dollars by $1.6 million in fiscal 2006. The increase was primarily due to sales of body panel laminate, but the increase was more than offset by the factors that follow. Gross profit in fiscal 2006, as compared to fiscal 2005, was negatively affected by an increase in returns and allowances related to quality issues of $2.0 million, an increase in quality issues related to inventory of $1.3 million, a decrease in scrap sales of $1.6 million due to lower scrap prices and an increase in energy costs of $2.9 million. The increase in returns and allowances related to quality issues was primarily due to manufacturing issues that arose during the production of new products, especially in the appliance market. These issues were corrected during the third and fourth quarters of fiscal 2006. We were able to reduce fixed production costs, mainly associated with wages, incentives and health care costs, by $2.0 million in fiscal 2006. We continued to make progress on our operational improvement plan that included stronger supply chain management, Six Sigma and lean manufacturing to help offset the margin effects noted above.

SG&A Expenses. SG&A expenses were $36.7 million in fiscal 2006 compared to $40.8 million in fiscal 2005. The decrease in these expenses was primarily due to $4.1 million in long-term stock incentives related to phantom stock units granted in fiscal 2005 that did not repeat in fiscal 2006 (See “Liquidity and Capital Resources” section below for more information). The continuing audit and assessment costs in complying with the rules and regulations related to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) were $1.5 million in fiscal 2006 compared to $1.6 million in fiscal 2005.

Total Other Income/Expense, Net. Total Other Income, Net, was $0.3 million in fiscal 2006 compared to expense of $4.9 million in fiscal 2005. The improvement was primarily due to the loss on early retirement of debt of $4.2 million in fiscal 2005 (See Note 5 entitled “Indebtedness” for more details). We were also able to generate $0.1 million in Interest Income, Net in fiscal 2006 compared to $0.9 million in Interest Expense, Net in fiscal 2005 as we had no outstanding debt during much of fiscal 2006. Equity in Results of Joint Venture was income of $0.2 million in both fiscal 2006 and 2005 (see Note 3 of the Notes to the Consolidated Financial Statements entitled “Joint Venture and Partnership”).

Income Taxes. Our effective income tax provision rate for continuing operations was 49.0% in fiscal 2006 as compared to 51.9% in fiscal 2005. The variance in the effective tax rate compared to the statutory rate for both fiscal 2006 and 2005 was due to valuation allowances for net operating losses (particularly related to our foreign subsidiary in Germany), state income taxes (including the effect of a change in Ohio tax law in the second quarter of fiscal 2006) and other permanent differences between book and tax income.

Results of Discontinued Operations – Fiscal 2006 Compared to Fiscal 2005

EMD. On June 20, 2005, we completed the sale of substantially all of the assets of our EMD business. We recorded losses of $1.9 million, or $0.13 per diluted common share, and $3.4 million, or $0.23 per diluted common share, net of income taxes, on discontinued operations in fiscal 2006 and 2005, respectively. The loss in fiscal 2006 included $2.2 million of severance and related costs incurred in preparation of the disposal of the EMD business. We paid $1.7 million of the severance and severance-related costs as of February 28, 2006. The remaining $0.5 million was recorded as Current Liabilities of Discontinued Operations – EMD in the Consolidated Balance Sheet. We also recorded a loss on the sale of EMD of $0.1 million, or $0.01 per diluted common share, net of income taxes, in the second quarter of fiscal 2006 (See Note 2 for further information on the sale of EMD).

The following table shows the results of operations for EMD in fiscal 2006 and 2005:

(in thousands)	2006	2005
Net Sales	$1,132	$1,530
Gross Profit	890	880
SG&A and Other Expenses	4,005	6,445
Loss Before Income Taxes	(3,115)	(5,565)
Benefit for Income Taxes	(1,185)	(2,187)
Loss on Discontinued Operations - EMD	$(1,930)	$(3,378)

Pinole Point Steel. On May 31, 2002, we completed the sale of substantially all of the assets of our Pinole Point Steel business. In fiscal 2006 we recorded income on discontinued operations of $0.1 million, net of income taxes, compared to a loss on discontinued operations of $0.2 million, net of taxes, in fiscal 2005. The income in fiscal 2006 related to the collection of a previously written-off receivable. As of February 28, 2006, there was $0.2 million in net liabilities remaining compared to $0.4 million in net liabilities as of February 28, 2005. The remaining net liabilities primarily relate to workers compensation exposure not assumed by the purchasers of Pinole Point Steel, Grupo IMSA S.A. de C.V. Since the completion of the sale, Pinole Point Steel has been reported as a discontinued operation.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. We believe that our cash on hand and availability under our credit facility will be sufficient to fund our operations and meet our working capital needs.

We generated $14.5 million of cash from operating activities in fiscal 2007. The main components of cash generated from operating activities consisted of net income plus depreciation, amortization and accretion and increased accounts payable amounts partially offset by a significant increase in accounts receivable. The increase in accounts receivable and accounts payable was due to transactions with one major customer for whom we manufacture products using their material. In the first quarter of fiscal 2008, we applied offsetting accounts receivable and accounts payable for this customer, reducing both by $20.4 million. We generated $20.3 million of cash from operating activities in fiscal 2006 primarily due to net income plus depreciation, amortization and accretion partially offset by a significant decrease in accrued expenses related to incentive compensation that was paid out. We generated $5.4 million in cash from operating activities in fiscal 2005.

In fiscal 2007, we invested $14.7 million in capital improvement projects compared to $8.4 million and $5.1 million in fiscal 2006 and 2005, respectively. The increase was primarily due to the expenditures related to the completion of the Application Research Center in Michigan, the expansion of the Application Development Center in Europe and improvements in our laminating lines. The fiscal 2007 amount includes $2.7 million in capital improvements that were reflected in accounts payable on the Consolidated Balance Sheet at February 28, 2006. The Consolidated Balance Sheet at February 28, 2007 included $0.5 million in capital improvements reflected in accounts payable that are reported as non-cash transactions. Fiscal 2008 capital expenditures are projected to be approximately $9.0 million in addition to those amounts in accounts payable at February 28, 2007.

We have a $30.0 million committed line of credit (the “Line”) that expires on October 11, 2007. We expect to negotiate a new line of credit in anticipation of the expiration of the current line. There were no borrowings outstanding under the Line as of February 28, 2007 or 2006. Borrowing capacity reserved for our outstanding letters of credit was $1.9 million, and the amount remaining available to be borrowed was $28.1 million as of February 28, 2007. At our option, interest is at the bank’s prime rate (8.25% and 7.5% as of February 28, 2007 and 2006, respectively) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80.0 million plus 50% of positive consolidated net income for each fiscal quarter ending on or after May 31, 2004, or $87.6 million, as of February 28, 2007. As of February 28, 2007, we were in compliance with all debt covenants. Under the Line, there are restrictions on our use of cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

In February 2006, our Board of Directors approved a new share repurchase program whereby we may repurchase up to one million shares of our common stock. In fiscal 2007, we repurchased 227,000 shares of our common stock on the open market for $2.2 million under this program.

We continually review the potential for investments in our growth markets. In addition, we also review the potential value to shareowners of divesting facilities or other assets that are not performing to our expectations.

We are a party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our entire business. We believe that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. (See “Legal Proceedings” and Note 4 of the Notes to the Consolidated Financial Statements entitled “Contingencies”).

Contractual Obligations. The following table summarizes the contractual obligations we have outstanding as of February 28, 2007 (in thousands).

Contractual Obligations	Obligations Due In
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$10,613	$2,180	$2,755	$2,120	$3,558
Purchase Obligations	29,431	25,252	4,179	—	—
Other Long-Term Liabilities(1)	13,203	1,467	2,852	2,702	6,182
Total	$53,247	$28,899	$9,786	$4,822	$9,740

(1)	Other Long-Term Liabilities represent the expected payments for the Company’s obligations for pension and other post-retirement benefits. See Note 7 to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of February 28, 2007 other than the operating leases presented in the table of contractual obligations.

Inflation

We believe that general inflation has not had a significant impact on fiscal 2007, 2006 and 2005 results of operations. However, as explained earlier in this Item 7, we have experienced increased costs for both raw materials and energy which has had a negative impact on the gross profit in fiscal 2007 and 2006.

Critical Accounting Policies

Our significant accounting policies are presented within the Notes to the Consolidated Financial Statements (see Note 1 of the Notes to the Consolidated Financial Statements entitled “Summary of Significant Accounting Policies”) included elsewhere in this Form 10-K. While all of the significant accounting policies affect our Consolidated Financial Statements, some of the policies may be viewed to be critical. These policies are those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments and estimates. We base our judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results of judgments and estimates form the basis for making judgments about our value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition. We recognize revenue upon shipment of goods to customers, at which time title (our value-added content in the case of toll processing) and risk of loss pass to the customer. We record shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Operations. Our revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin No. 104, “Revenue Recognition.” We also record reductions to revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any differences between these estimates and our actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. We had claims reserves of $3.6 million as of February 28, 2007 including both general reserves and specifically identified reserves. A 10% increase in our manufacturing claims experience would have the effect of increasing the claims lag reserve by $0.1 million.

Inventory. We carry inventory at the lower of cost or market, using either the specific identification, average cost, or first-in, first-out method of cost valuation. Obsolete, damaged and excessive inventories are carried at net realizable value. Historical recovery rates, current market conditions, inventory receipt date and sales plans are key factors used in the assessment of the net realizable value of obsolete, damaged and excess inventory. We evaluate these factors on an interim basis and we record adjustments as appropriate to reflect necessary write-downs. There are inherent uncertainties related to the determination of the recoverability of inventory which may affect our future financial statements as we re-evaluate the recoverable amounts during each interim period. We had inventory reserves of $3.2 million as of February 28, 2007, net of scrap inventory that can be sold on the secondary market.

Long-Lived Assets. Long-lived assets consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows. The valuation techniques utilize certain assumptions we made including, but not limited to, estimated fair market value of assets, which are based on additional assumptions such as public market data, depreciation factors for orderly liquidation, including allowances such as dismantlement and removal, and the relationship between replacement cost new and market value based on the age of the assets.

We own an idled coil coating facility in Middletown, Ohio with long-lived assets that have a carrying value of $4.7 million as of February 28, 2007. We are considering various options regarding the disposition of this facility and the related equipment including selling, leasing or moving to a new location. We had these long-lived assets appraised during fiscal 2005 and, based on that appraisal and our knowledge of the coil coating industry, we believe that no write-down of these assets is warranted at this time.

We have a subsidiary in Germany that had been operating in a loss position until fiscal 2007. The carrying value of the subsidiary’s long-lived assets was $4.6 million as of February 28, 2007. The sales of the German subsidiary were $6.5 million, $4.7 million and $3.8 million in fiscal 2007, 2006 and 2005, respectively. The pretax income (loss) on continuing operations was $0.2 million, $(1.8) million and $(1.1) million in fiscal 2007, 2006 and 2005, respectively. In fiscal 2007, we internally realigned the sales and expenses related to our strategic alliance with Arcelor Mittal based on our transfer pricing policy. Accordingly, our domestic corporate operation will collect all related sales and pay our German subsidiary for all routine support services at cost plus a reasonable profit. In fiscal 2007, our domestic corporate operation was charged $0.9 million, net of royalties collected, by our German subsidiary. We believe, based on current projections, that the operations will generate future cash flows sufficient to support the carrying value of the long-lived assets. Consequently, no write-down of these assets is necessary at this time.

Income Taxes. As part of the process of preparing the consolidated financial statements, we are required to estimate the actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income. The assessment considers several factors, including an estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse in the jurisdiction to which the deferred tax asset relates. This evaluation is primarily based on our historical earnings, projected operating results, applicable net operating loss carryforward expiration dates and identified actions under our control in realizing the associated carryforward benefits. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such valuation allowance, we must include an expense within the tax provision in the accompanying consolidated statement of operations.

We had $11.4 million of gross deferred tax assets as of February 28, 2007, resulting from net operating loss carryforwards and other deductible temporary differences, which may reduce taxable income in future periods to the extent we generate profits. These assets relate to federal, state and foreign tax jurisdictions. We would have to generate taxable income in the jurisdiction in which the deferred tax asset exists in order to utilize these assets. The valuation allowance on these deferred tax assets is $5.6 million as of February 28, 2007. Included in these amounts is a $4.3 million deferred tax asset related to net operating loss carryforwards and temporary differences incurred by our German subsidiary and an offsetting valuation allowance of $4.1 million. These amounts also include foreign translation adjustments. Our German subsidiary incurred operating losses since commencing business in fiscal 2002 until earning a $0.2 million pretax profit in fiscal 2007. We will continue to evaluate the amount and need for this and any other valuation allowances based on historical earnings, projected operating results and other factors described above.

We periodically estimate the probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for tax liabilities due to the potential change in judgments and estimates are $1.3 million at February 28, 2007.

Retirement Plans. The plan obligations and related assets of defined benefit retirement plans (including the non-contributory supplemental pension plans for some of our officers) and other postretirement health care plans are presented in Note 7 of the Notes to Consolidated Financial Statements entitled “Retirement Plans.” Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by consulting actuaries using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate at which the obligation could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected. A one percentage point increase in the estimated discount rate would decrease the net pension expense by less than $0.1 million and decrease the estimated pension liability by $1.5 million. A one percentage point decrease in the discount rate would increase the net pension expense by less than $0.1 million and increase the estimated pension liability by $1.8 million. A one percentage point increase or decrease in the estimated future return on plan assets would have a $0.1 million relative effect on fiscal 2007 net pension expense. The estimated future return on plan assets for the fiscal 2008 pension benefit income calculation is 8.4%.

Environmental Reserves. We are a party to various legal proceedings in connection with the remediation of certain environmental matters. We record these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. There are a number of assumptions that are made, including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. We believe our range of exposure for these proceedings and known sites is $0.9 million to $1.3 million and as of February 28, 2007, has approximately $0.9 million in its environmental reserves.

Accounting Pronouncements

Effective March 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43,” which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), to be recognized as current period charges. In addition, it requires that allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facility. The adoption of this Standard had no material impact on our financial position, results of operations and cash flows.

Effective March 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. See Note 11 of the Notes to the Consolidated Financial Statements entitled “Equity and Compensation Plans” for more details on the adoption of this pronouncement.

In the fourth quarter of fiscal 2007, we adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 99, 106 and 123(R)” (“SFAS 158”). SFAS requires that an employer that sponsors one or more single-employer defined benefit plans to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the year the changes occur, and that those changes be recorded in comprehensive income, net of tax, as a separate component of stockholder’s equity. SFAS 158 also requires enhanced footnote disclosures. In addition, for fiscal years ending after December 15, 2008, SFAS 158 requires an employer to measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year. As of February 28, 2007, we had a pension liability of $7.2 million reflecting the underfunded status of our defined benefit pension plans and a $2.4 million liability reflecting the underfunded status of our postretirement benefits other than pensions. See Note 7 of the Notes to the Consolidated Financial Statements entitled “Retirement Plans” for more detail on our retirement plans.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and Interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial position, results of operations and cash flows, but we do not yet know if that impact will be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157, but we do not expect the adoption of this pronouncement will have a material impact on our results of operations, financial position and cash flows.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of this pronouncement will have a material impact on our results of operations, financial position and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally in Europe and Malaysia and have a joint venture in Brazil, and thus are subject to potentially adverse movements in foreign currency rates. As of February 28, 2007 and 2006, foreign sales were approximately 3.7% and 4.2% of consolidated net sales, respectively. Historically, the effect of movements in the exchange rates has not been material to our financial position or our results of operations. We believe the movement in foreign currency exchange rates will not have a material adverse effect on our financial statements.

We have a $30.0 million line of credit at the lender’s prime rate of interest (8.25% as of February 28, 2007) or at LIBOR plus a margin. There was no debt outstanding as of February 28, 2007 although we did have $1.9 million in outstanding letters of credit as of that date. See Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness”.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Material Sciences Corporation

Elk Grove Village, IL

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation and subsidiaries (the “Company”) as of February 28, 2007 and 2006, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended February 28, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Material Sciences Corporation and subsidiaries as of February 28, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 11, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

May 11, 2007

Consolidated Statements of Operations

Material Sciences Corporation and Subsidiaries

	For the years ended February 28,

(In thousands, except per share data)	2007	2006	2005
Net Sales	$262,627	$286,614	$263,323
Cost of Sales	220,901	235,882	208,252
Gross Profit	41,726	50,732	55,071
Selling, General and Administrative Expenses	33,669	36,655	40,832
Asset Impairments, Restructuring and Other	592	218	2,657
Income from Operations	7,465	13,859	11,582
Other (Income) and Expense:
Interest (Income) Expense, Net	(728)	(58)	889
Loss on Early Retirement of Debt	—	—	4,205
Equity in Results of Joint Venture	(145)	(196)	(178)
Other, Net	(97)	(6)	—
Total Other (Income) Expense, Net	(970)	(260)	4,916
Income from Continuing Operations Before Provision for Income Taxes	8,435	14,119	6,666
Provision for Income Taxes	2,311	6,918	3,457
Income from Continuing Operations	6,124	7,201	3,209
Loss on Discontinued Operations Including Loss on Sale of EMD (Net of Benefit for Income Taxes of $0, $1,228 and $2,330, Respectively)	—	(1,997)	(3,529)
Net Income (Loss)	$6,124	$5,204	$(320)

Basic Net Income (Loss) Per Share:
Income from Continuing Operations	$0.42	$0.49	$0.22
Loss on Discontinued Operations	—	(0.14)	(0.24)
Basic Net Income (Loss) Per Share	$0.42	$0.35	$(0.02)
Diluted Net Income (Loss) Per Share:
Income from Continuing Operations	$0.42	$0.49	$0.22
Loss on Discontinued Operations	—	(0.14)	(0.24)
Diluted Net Income (Loss) Per Share	$0.42	$0.35	$(0.02)
Weighted Average Number of Common Shares Outstanding
Used for Basic Net Income (Loss) Per Share	14,616	14,661	14,351
Dilutive Shares	6	29	64
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,622	14,690	14,415
Outstanding Common Stock Options Having No Dilutive Effect	215	125	22

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

(In thousands, except share data)	February 28, 2007	February 28, 2006
Assets
Current Assets:
Cash and Cash Equivalents	$11,667	$13,600
Receivables, Less Reserves of $4,020 and $5,264, Respectively	48,121	36,419
Income Taxes Receivable	1,665	2,687
Prepaid Expenses	1,168	1,234
Inventories:
Raw Materials	17,896	15,840
Finished Goods	24,278	24,218
Deferred Income Taxes	2,204	2,599
Current Assets of Discontinued Operation – EMD	—	4
Total Current Assets	106,999	96,601
Property, Plant and Equipment:
Land and Building	63,238	55,032
Machinery and Equipment	178,173	168,283
Construction in Progress	4,159	10,291
	245,570	233,606
Accumulated Depreciation	(170,666)	(160,468)
Net Property, Plant and Equipment	74,904	73,138
Other Assets:
Investment in Joint Venture	2,363	2,153
Goodwill	1,319	1,319
Deferred Income Taxes	1,592	813
Other	192	544
Total Other Assets	5,466	4,829
Total Assets	$187,369	$174,568
Liabilities
Current Liabilities:
Accounts Payable	$39,251	$30,492
Accrued Payroll Related Expenses	5,414	5,877
Accrued Expenses	7,114	5,896
Current Liabilities of Discontinued Operation – EMD	—	467
Current Liabilities of Discontinued Operation – Pinole Point Steel	66	216
Total Current Liabilities	51,845	42,948
Long-Term Liabilities:
Other	9,191	9,748
Total Long-Term Liabilities	9,191	9,748
Commitments and Contingencies
Shareowners’ Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	—	—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,030,907 Shares Issued and 14,615,259 Shares Outstanding as of February 28, 2007 and 18,912,582 Shares Issued and 14,723,934 Shares Outstanding as of February 28, 2006	381	378
Additional Paid-In Capital	79,171	78,573
Treasury Stock at Cost, 4,415,648 Shares as of February 28, 2007 and 4,188,648 Shares as of February 28, 2006	(48,757)	(46,528)
Retained Earnings	94,255	88,131
Accumulated Other Comprehensive Income	1,283	1,318
Total Shareowners’ Equity	126,333	121,872
Total Liabilities and Shareowners’ Equity	$187,369	$174,568

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28,
(In thousands)	2007	2006	2005
Cash Flows From:
Operating Activities:
Net Income (Loss)	$6,124	$5,204	$(320)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
Operating Activities:
Depreciation, Amortization and Accretion	10,919	11,526	11,802
Provision for Deferred Income Taxes	36	6,144	3,008
Compensatory Effect of Stock Plans	94	(67)	110
Tax Benefit of Stock Options	—	125	380
(Gain) Loss on Sale of Assets	114	106	(176)
Other, Net	(145)	(196)	(178)
Changes in Assets and Liabilities:
Receivables	(11,493)	2,715	700
Income Taxes Receivable	671	(2,678)	(83)
Prepaid Expenses	74	(37)	85
Inventories	(1,890)	1,176	(10,140)
Accounts Payable	10,854	1,909	5,167
Accrued Expenses	1,052	(6,657)	(2,453)
Other, Net	(1,259)	(141)	(297)
Net Cash Provided by Continuing Operations	15,151	19,129	7,605
Net Cash Provided by (Used in) Discontinued Operations	(613)	1,147	(2,171)
Net Cash Provided by Operating Activities	14,538	20,276	5,434
Investing Activities:
Capital Expenditures	(14,707)	(8,449)	(5,117)
Proceeds from Sale of Asset	—	—	2,822
Change in Restricted Cash Related to Letters of Credit	—	—	3,357
Other	—	—	124
Net Cash Provided by (Used in) Investing Activities	(14,707)	(8,449)	1,186
Financing Activities:
Proceeds Under Lines of Credit	—	19,000	84,318
Payments of Long-Term Debt	—	(20,100)	(127,162)
Purchase of Treasury Stock	(2,229)	—	—
Issuance of Common Stock	424	1,114	4,533
Excess Tax Benefits From Stock Compensation	83	—	—
Net Cash Provided by (Used in) Financing Activities	(1,722)	14	(38,311)
Effect of Exchange Rate Changes on Cash	(42)	(15)	(18)
Net Increase (Decrease) in Cash	(1,933)	11,826	(31,709)
Cash and Cash Equivalents at Beginning of Year	13,600	1,774	33,483
Cash and Cash Equivalents at End of Year	$11,667	$13,600	$1,774
Non-Cash Transactions:
Asset Retirement Obligation Established	$11	$81	$—
Capital Expenditures in Accounts Payable at Year End	$503	$2,698	$—
Supplemental Cash Flow Disclosures:
Interest Paid	$124	$117	$1,695
Income Taxes Paid	$1,529	$3,335	$207

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners’ Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance as of February 29, 2004	18,431,998	$369	$72,387	$83,247	(4,188,648)	$(46,528)
Net Loss	—	—	—	(320)	—	—
Issuance of Common Stock	411,371	8	4,525	—	—	—
Compensatory Effect of Stock Plans	(15,425)	—	110	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	380	—	—	—
Balance as of February 28, 2005	18,827,944	377	77,402	82,927	(4,188,648)	(46,528)
Net Income	—	—	—	5,204	—	—
Issuance of Common Stock	106,138	2	1,112	—	—	—
Compensatory Effect of Stock Plans	(21,500)	(1)	(66)	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	125	—	—	—
Balance as of February 28, 2006	18,912,582	378	78,573	88,131	(4,188,648)	(46,528)
Net Income	—	—	—	6,124	—	—
Issuance of Common Stock	118,325	3	421	—	—	—
Compensatory Effect of Stock Plans	—	—	94	—	—	—
Purchase of Treasury Stock	—	—	—	—	(227,000)	(2,229)
Excess Tax Benefits from Stock Compensation	—	—	83	—	—	—
Balance as of February 28, 2007	19,030,907	$381	$79,171	$94,255	(4,415,648)	$(48,757)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28,
(In thousands)	2007	2006	2005
Net Income (Loss)	$6,124	$5,204	$(320)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	615	(251)	348
Minimum Pension Liability, Net of Benefit for Income Taxes of $224, $340 and $179, Respectively	(346)	(495)	(275)
Total Other Comprehensive Income (Loss)	269	(746)	73
Comprehensive Income (Loss)	$6,393	$4,458	$(247)

The accompanying notes are an integral part of these statements.

Material Sciences Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Operations

The operations of Material Sciences Corporation and its wholly owned subsidiaries (“MSC” or the “Company”) consist of providing material-based solutions for acoustical and coated applications. Principal markets include the automotive, building and construction, electronics, heating, ventilation and air conditioning (“HVAC”), lighting and appliance markets.

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

Accounts Receivable

Accounts receivable are recorded at their estimated fair market value net of allowances for doubtful accounts, claims, discounts and other credits expected to be granted to customers. The Company provides reserves for uncollectible receivables due to customer bankruptcy, insolvency or disputes over terms and conditions. The methodology for calculating the allowance for doubtful accounts includes an assessment of specific receivables that are aged and an assessment of the aging of the total receivable pool. The Company also records reductions of revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any differences between these estimates and actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. Total accounts receivable reserves were $4.0 million and $5.3 million at February 28, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market, using either the specific identification, average cost, or first-in, first-out method of cost valuation. Due to the continuous nature of the Company’s operations, work-in-process inventories are not material. The Company holds some of its inventory at outside processors. The Company had approximately $4.0 and $4.3 million of inventory at outside processors at February 28, 2007 and 2006, respectively.

Long-Lived Assets

Property, Plant and Equipment are recorded at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows: buildings and building improvements, 5 to 20 years; operating equipment, 5 to 20 years; furniture and fixtures, 5 to 10 years; software, 5 years. Leasehold improvements are amortized over the lesser of their expected useful life or the remaining life of the lease.

Intangible assets consist principally of the excess of cost over the fair market value of net assets acquired (“goodwill”). As discussed below, goodwill is not subject to amortization and is subject to at least an annual assessment of impairment by applying a fair value based test.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows. The Company performed its annual impairment test of long-lived assets in the fourth quarter of fiscal 2007 and there was no impairment as a result of this test.

Revenue Recognition

The Company recognizes revenue upon shipment of goods to customers, at which time title, MSC’s value-added content in the case of toll processing, and risk of loss pass to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Operations. The Company’s revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Research and Development

The Company expenses all research and development costs in the period incurred. Research and development expenses from continuing operations of $5.7 million, $2.3 million and $2.6 million in fiscal 2007, 2006 and 2005, respectively, are included in the Selling, General and Administrative Expenses on the Consolidated Statements of Operations. The Company also expensed $0.4 million and $1.8 million of research and development costs for EMD in fiscal 2006 and 2005, respectively, included in discontinued operations. There were no research and development expenses for EMD during fiscal 2007.

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

	February 28, 2007	February 28, 2006
Automotive Customers	78%	67%
U.S. Steel Mill Customers	4%	4%

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

Apart from goodwill, the Company has no other identified intangible assets. There were no changes in the carrying amount of goodwill for the years ended February 28, 2007 and 2006. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal 2007 and there was no impairment as a result of this test. The net goodwill balance was $1.3 million as of February 28, 2007 and 2006.

Equity Plans

The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”) which expired on February 29, 2004.

Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and restricted stock units based on estimated fair values at date of grant. The Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective method, and thus did not restate any prior period amounts. The Company recorded compensation expense of $0.1 million, net of related taxes, in fiscal 2007 related to stock option grants made during the fiscal year. See Note 11 entitled “Equity and Compensation Plans” for a complete discussion of these items.

Pro Forma Disclosures

MSC accounted for all grants prior to March 1, 2006 in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share for fiscal 2006 and 2005 would have been as shown in the following pro forma amounts (in thousands except per share amounts):

	2006	2005
Net Income (Loss):
As Reported	$5,204	$(320)
Add: Stock-Based Employee Compensation Expense (Income) Included in Reported Net Income, Net of Related Tax Effects	(41)	3,199
Deduct: Total Stock Based Employee Compensation (Expense) Income Determined Under Fair Value Based Method for All Awards, Net of Related Tax Effects	24	(4,046)
Pro Forma	$5,187	$(1,167)
Basic Net Income (Loss) Per Share:
As Reported	$0.35	$(0.02)
Pro Forma	$0.35	$(0.08)
Diluted Net Income (Loss) Per Share:
As Reported	$0.35	$(0.02)
Pro Forma	$0.35	$(0.08)

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) at February 28 are as follows:

(in thousands)	2007	2006
Foreign Currency Translation	$3,453	$2,838
Minimum Pension Liability, net of tax of $1,207 and $983	(1,866)	(1,520)
SFAS 158 Transition Liability, net of tax of $196 and $0	(304)	—
Total	$1,283	$1,318

Recent Accounting Pronouncements

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

In the fourth quarter of fiscal 2007, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 99, 106 and 123(R)” (“SFAS 158”). SFAS 158 requires that an employer that sponsors one or more single-employer defined benefit plans to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the year the changes occur, and that those changes be recorded in comprehensive income, net of tax, as a separate component of stockholder’s equity. SFAS 158 also requires enhanced footnote disclosures. In addition, for fiscal years ending after December 15, 2008, SFAS 158 requires an employer to measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year. As of February 28, 2007, the Company had a pension liability of $7.2 million reflecting the underfunded status of its defined benefit pension plans and a $2.4 million liability reflecting the underfunded status of our postretirement benefits other than pensions. See Note 7 entitled “Retirement Plans” for more detail on the Company’s retirement plans.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and Interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its financial position, results of operations and cash flows, but does not know if that impact will be material.

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

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s results of operations, financial position and cash flows.

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

Note 2: Sale of Business

On June 20, 2005, the Company completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of its EMD business to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and the assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2.8 million as well as approximately $0.8 million of obligations related to certain cost sharing agreements between EMD and TST for the 18 months ended in November 2006. The Company no longer reports EMD as a separate segment, rather it reports EMD as a discontinued operation with all prior period results of operations set forth herein reflecting that presentation.

The Company recorded a loss on the sale of EMD assets of $0.1 million, net of income tax benefit of $0.1 million, in the second quarter of fiscal 2006. The loss included $0.2 million in deal costs and asset write-offs, net of the cost sharing liabilities that were forgiven as part of the deal.

Note 3: Joint Venture

In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. Tekno’s sales were $3.6 million, $3.3 million and $2.3 million in fiscal 2007, 2006 and 2005, respectively. Tekno’s income was $0.3 million, $0.4 million and $0.4 million in fiscal 2007, 2006 and 2005, respectively.

Under the equity method, MSC includes its portion of Tekno’s results of operations in the Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was net income of $0.1 million, $0.2 million and $0.2 million in fiscal 2007, 2006 and 2005, respectively.

Note 4: Commitments and Contingencies

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a Superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at this site.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In late December 2005, the Company received an update indicating that the projected remediation costs would increase significantly primarily due to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed and increased oversight costs of the United States Environmental Protection Agency (“USEPA”). Accordingly, the Company treated the cost update as a change in estimate and increased its reserves related to this matter by $0.5 million as of the end of the second quarter of fiscal 2006 to reflect the Company’s share of the increased remediation costs. This charge was recorded in Selling, General and Administrative expenses in the accompanying Consolidated Statement of Operations. The estimated range of the Company’s remaining liability for this site is $0.6 million to $0.7 million. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.2 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In November 2003, MSC, along with many other companies, was named as a PRP by the USEPA under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. Consequently, the Company has maintained its previously established range of liability of $25,000 to $35,000.

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

The Company’s environmental reserves, based on management’s best estimate, were approximately $0.9 million and $1.1 million as of February 28, 2007 and 2006, respectively. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial statements, given the reserves recorded as of February 28, 2007 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposures. MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $0.9 million to $1.3 million.

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

Note 5: Indebtedness

The Company has a $30.0 million committed line of credit (the “Line”) that expires on October 11, 2007. There were no borrowings outstanding under the Line as of February 28, 2007 or 2006. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1.9 million, and the amount remaining available to be borrowed was $28.1 million as of February 28, 2007. At the Company’s option, interest is at the bank’s prime rate (8.25% and 7.5% as of February 28, 2007 and 2006, respectively) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80.0 million plus 50% of positive consolidated net income ending on or after May 31, 2004, or $87.6 million on February 28, 2007. As of February 28, 2007, the Company was in compliance with all debt covenants. Under the Line, there are restrictions on the Company’s use of its cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

On February 27, 1998, MSC issued $61.5 million Senior Notes (“Notes”) in two series. The interest rate on the $5.0 million Series A Note was 6.49%, and the Note matured on May 31, 2003. The interest rate on the $56.5 million Series B Notes was 6.80%, and the Notes were to mature on May 31, 2010. On June 2, 2003, the Company made a principal payment of $11.3 million against the Notes.

In May 2004, the Company repaid all of its 1998 Series B Notes. The debt prepayment consisted of principal of $43.9 million, interest of $1.3 million and a contractual prepayment penalty of $4.1 million. The Company recorded a loss on the early retirement of debt of $4.2 million which included the contractual prepayment penalty and the write-off of previously capitalized financing costs.

Note 6: Leases

MSC leases one manufacturing facility (Walbridge, Ohio) under a lease ending April 30, 2012 with the option to extend in three-year increments through April 30, 2027. The Company also leases its Application Research Center in Michigan under a lease ending in September 2018 with the option to extend in five-year increments through September 2043. The Company is in compliance with all the covenants related to these leases. Other equipment is leased under non-cancelable operating leases.

The table below presents future minimum lease payments, gross of $0.8 million in future income under contractual sublease agreements.

(in thousands)
2008	$2,180
2009	1,603
2010	1,152
2011	1,060
2012	1,060
2013 and Thereafter	3,558
Total Minimum Lease Payments	$10,613

Total rental expense under operating leases was $2.5 million in fiscal 2007, $2.3 million in fiscal 2006 and $2.4 million in fiscal 2005.

Note 7: Retirement and Savings Plans

As of February 28, 2007, the Company had one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k): Material Sciences Corporation Savings & Investment Plan (the “SIP”). All employees of MSC can elect to participate in the SIP. Mercer Trust Company is the custodial trustee of all SIP assets, participant loans and the MSC common stock in the SIP.

Under the SIP, participants may contribute up to 50% of their pretax annual compensation, as defined in the SIP, subject to certain Internal Revenue Code limitations. The Company makes matching contributions to the SIP at varying rates by location on the first 6% of base compensation. The Company also makes an annual contribution into the SIP at varying rates by location that were covered under a defined contribution pension plan in prior years. The cost of the SIP was $0.7 million in fiscal 2007, fiscal 2006 and fiscal 2005.

MSC had a non-contributory defined contribution pension plan that covered a majority of its employees. The defined contribution plan was frozen on June 30, 2006 and the plan assets were merged into the SIP on January 2, 2007. The Company made an annual contribution to the defined contribution plan for the amount earned by participating employees after the end of each calendar year. The cost of the defined contribution plan was $0.3 million in fiscal 2007, $0.6 million in fiscal 2006 and $0.7 million in fiscal 2005.

MSC has non-contributory defined benefit pension plans that cover some of its employees. The Company funds amounts required to meet ERISA funding requirements for these defined benefit plans. All the defined benefit plans are frozen, so no additional employee contributions are made to these plans. In addition to the benefits previously described, some former MSC officers participate in a non-contributory supplemental pension plan.

The Company provides its retired employees with certain postretirement health care benefits, which MSC may periodically amend or modify. Certain employees may be eligible for these benefits if they reach normal retirement age while employed by the Company.

In the fourth quarter of fiscal 2007, the Company adopted SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 99, 106 and 123(R)”. SFAS 158 requires that an employer that sponsors one or more single-employer defined benefit plans to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the year the changes occur, and that those changes be recorded in comprehensive income, net of tax, as a separate component of stockholder’s equity.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s Consolidated Balance Sheet as of February 28, 2007 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s Consolidated Statement of Operations for the fiscal year ended February 28, 2007, or for any prior period presented, nor will it have a material effect on the Company’s operating results in future periods.

(amounts in 000’s)	Prior to adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at February 28, 2007
Intangible asset (in “Other Assets”)	24	(24)	—
Long-Term Deferred Income Taxes	1,396	196	1,592
Postretirement Liability (in “Other Long-Term Liabs”)	(7,935)	(476)	(8,411)
Accumulated Other Comprehensive Income	(1,587)	304	(1,283)

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

	Pension Benefits		Postretirement Benefits
(in thousands except %)	2007	2006	2007	2006
Change in Benefit Obligation:
Obligation, March 1	$14,525	$13,545	$2,520	$2,188
Service Cost Benefits Earned During the Period	35	158	98	73
Interest Cost on Benefit Obligation .	809	803	139	120
Actuarial Loss	718	1,145	(160)	312
Benefit Payments	(1,283)	(1,126)	(173)	(173)
Obligation, February 28	$14,804	$14,525	$2,424	$2,520
Change in Plan Assets:
Plan Assets at Fair Value, March 1	$7,347	$6,812	$58	$61
Actual Return on Plan Assets	565	827	(2)	(3)
Company Contributions	995	834	173	173
Benefit Payments	(1,283)	(1,126)	(173)	(173)
Plan Assets at Fair Value, February 28	$7,624	$7,347	$56	$58
Funded Status:
Funded Status	$(7,180)	$(7,178)	$(2,368)	$(2,462)
Unrecognized Transition Obligation	—	1	—	—
Unrecognized Prior Service Cost	—	302	—	—
Unrecognized Loss	—	2,503	—	660
Net Amount Recognized	$(7,180)	$(4,372)	$(2,368)	$(1,802)

	Pension Benefits
	2007	2006
Plans with Accumulated Benefit Obligation in excess of Plan Assets
Accumulated Benefit Obligation	$14,804	$14,525

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost:
Service Cost Benefits Earned During the Period	$35	$158	$149	$98	$73	$67
Interest Cost on Benefit Obligation	809	803	754	139	120	115
Expected Return on Assets	(606)	(561)	(513)	(5)	(5)	(6)
Amortization of Transition Obligation	—	4	3	—	—	—
Amortization of Prior Service Cost	63	94	96	—	—	—
Amortization of Net (Gain) Loss	190	81	25	31	10	—
Settlements and Curtailment	215	—	11	—	—	—
Net Periodic Benefit Cost	$706	$579	$525	$263	$198	$176

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Amounts Recognized in the Consolidated Balance Sheets
Prepaid Benefit Cost	$—	$625	$—	$—
Current Liability	(1,037)	—	(100)	—
Non-Current Liability	(6,143)	(7,803)	(2,268)	(1,802)
Intangible Asset	—	303	—	—
Accumulated Other Comprehensive Income	—	2,503	—	—
Net Amount Recognized	$(7,180)	$(4,372)	$(2,368)	$(1,802)

	2007	2006
Additional Information
Increase in Minimum Liability Included in Other Comprehensive Income	$570	$835

	2007	2006	2005
Assumptions Used in Determining the Plans’ Funded Status:
Discount Rate	5.75%	5.50%	5.75%
Expected Long-Term Rate of Return on Assets	8.40%	8.40%	8.40%
Rate of Increase in Compensation Levels	N/A	N/A	3.00%

MSC continues to review its postretirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated postretirement benefit obligation, of which only a minor amount has been funded, and net cost, MSC used a 10% health care cost trend rate decreasing until leveling off at 5% in calendar 2010, however for some benefits no trend rate is applicable. The Company’s weighted average trend rate was 5.75% as of February 28, 2007.

A 1% increase in assumed health care cost trend rates will raise the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million and the health care component of the accumulated postretirement benefit obligation by $0.3 million as of February 28, 2007. A 1% decrease in assumed health care cost trend rates will lower the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million and the health care component of the accumulated postretirement benefit obligation by $0.3 million as of February 28, 2007.

Plan Assets. The Company’s pension plan weighted-average asset allocations at February 28, 2007 and 2006, by asset category, were as follows:

	2007	2006
Equity Securities	68%	65%
Debt Securities	32%	35%
Total	100%	100%

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

The Company expects to contribute approximately $1.1 million to its qualified and non-qualified defined benefit pension plans in fiscal 2008. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are shown in the table below (in thousands).

Expected Benefit Payments:
2008	$1,364
2009	1,323
2010	1,312
2011	1,236
2012	1,216
2013 and Thereafter	5,432
$11,883

The Company expects to contribute approximately $0.1 million to its postretirement benefit plans other than pensions in fiscal 2008. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are shown in the table below (in thousands).

Expected Benefit Payments:
2008	$103
2009	107
2010	110
2011	120
2012	130
2013 and Thereafter	750
$1,320

Note 8: Interest (Income) Expense, Net

The table presented below analyzes the components of interest (income) expense, net.

(in thousands)	2007	2006	2005
Interest Expense	$109	$141	$959
Interest Income	(837)	(199)	(70)
Interest (Income) Expense, Net	$(728)	$(58)	$889

Note 9: Income Taxes

Deferred income taxes result from recognizing revenues and expenses in different periods for tax and financial reporting purposes.

The components of the provision (benefit) for income taxes from continuing operations and reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

(in thousands)	2007	2006	2005
Tax Provision (Benefit)
Current:
Federal	$2,688	$32	$—
State	(413)	742	69
	2,275	774	69
Deferred:
Federal	(1,165)	5,354	2,445
State	1,201	790	943
	36	6,144	3,388
Tax Provision (Benefit)	$2,311	$6,918	$3,457
Tax Rate Reconciliation
Tax Provision (Benefit) at Federal Statutory Rate	$2,952	$4,942	$2,333
State and Local Taxes, Net of Federal Tax Benefit	302	567	30
Reserve Adjustment	(351)	207	(770)
Valuation Allowance	(1)	655	1,275
Research and Development Credit	(907)	—	—
Non Deductible Compensation Expense	—	—	565
Other, Net	316	547	24
Tax Provision (Benefit) at Effective Income Tax Rate	$2,311	$6,918	$3,457

The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for tax liabilities due to the potential change in judgments and estimates are $1.3 million and $1.6 million at February 28, 2007 and 2006, respectively. Accruals relate to tax issues for both U.S. federal and domestic states.

Prior to fiscal 2007, the Company generated losses from its German subsidiary. The Company has a deferred tax asset of $4.3 million related to its German subsidiary with a valuation allowance of $4.1 million. This deferred tax asset is comprised of $2.9 million related to a German tax loss carryforward and $1.4 million related to temporary differences. In fiscal 2007, the Company reduced this deferred tax asset by $0.3 million and decreased the related valuation allowance by $0.2 million based on a review and reconciliation of prior year book and taxable income differences and consideration of foreign translation adjustments. Although the German subsidiary generated a pretax profit of $0.2 million in fiscal 2007, the Company is maintaining its valuation allowance for its German deferred tax assets adjusted for foreign translation changes since, as of February 28, 2007, it is more-likely-than-not that the net operating loss will not be fully utilized.

During fiscal 2007, 2006 and 2005, the Company generated losses in certain states in which the Company operates. As such, deferred tax assets increased slightly in fiscal 2007 to reflect the additional net operating loss carryforward. The valuation allowance on these net operating loss carryforwards increased by $0.3 million in fiscal 2007 since, as of February 28, 2007, it is more-likely-than-not that the net operating loss will not be fully utilized.

During fiscal 2007 and 2005, the Company reduced tax reserves by $0.4 million and $0.8 million, respectively, due to changes in tax laws in certain states in which the Company operates, settlement of a government review of certain tax returns and the lapsing of the statute of limitations for specific tax contingencies.

During fiscal 2007, the Company engaged an outside tax firm to identify and document eligible research and development tax credits for fiscal years 2004 through 2007. As a result of this study, the Company recorded a current tax benefit of $0.9 million in fiscal 2007 related to these tax credits. The gross amount of the credits is $1.3 million less related federal and state tax cost of $0.4 million.

Temporary differences that give rise to deferred tax (assets) and liabilities were as follows:

(in thousands)	2007	2006
Reserves Not Deductible Until Paid	$(1,743)	$(2,324)
Employee Benefit Liabilities	(4,813)	(4,024)
Deferred State Income Taxes, Net	(1,863)	(2,454)
Net Operating Loss and Tax Credit Carryforwards	(2,994)	(4,649)
Other	(30)	—
Total Gross Deferred Tax Asset	$(11,443)	$(13,451)
Valuation Allowance	5,620	5,621
Total Deferred Tax Assets	$(5,823)	$(7,830)
Property and Equipment	2,027	4,418
Total Deferred Tax Liabilities	$2,027	$4,418
Net Deferred Tax Assets	$(3,796)	$(3,412)

Deferred state income taxes primarily relate to net operating loss carryforwards. As of February 28, 2007, deferred tax assets for federal, state and foreign net operating losses and tax credit carryforwards of $2.9 million were available with an unlimited expiration date, and the remaining $1.7 million expires in varying amounts through fiscal 2027.

Deferred Tax (Assets) Liabilities, Net have been recorded on the Company’s Consolidated Balance Sheets as follows:

(in thousands)	2007	2006
Current Assets – Deferred Income Taxes	$(2,204)	$(2,599)
Long-Term Assets – Deferred Income Taxes	(1,592)	(813)
	$(3,796)	$(3,412)

The Company’s effective rate for the tax benefit of the loss on discontinued operations was 38.1% in fiscal 2006 compared to 39.3% in fiscal 2005. There was no discontinued operations activity in fiscal 2007.

Note 10: Significant Customers and Export Sales

Due to the concentration in the automotive industry, sales to individual automotive customers, including indirect sales, are significant. The following table shows direct sales to the Company’s significant customers as a percentage of consolidated net sales for fiscal 2007, 2006 and 2005.

	% of Consolidated Net Sales
Customer	Fiscal 2007	Fiscal 2006	Fiscal 2005
Ford	19%	10%	* *
General Motors	13%	12%	4%
DaimlerChrysler	13%	14%	12%
Mitsui Steel	10%	8%	8%

**	denotes less than 1%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of February 28, 2007 and 2006.

	% of Consolidated Gross Accounts Receivable
Customer	February 28, 2007	February 28, 2006
Ford	45%	21%
General Motors	11%	14%
DaimlerChrysler	10%	11%
Mitsui Steel	1%	4%

The Ford accounts receivable balance increased significantly during fiscal 2007 in conjunction with the Company’s accounts payable balance to Ford for raw metal used in the Company’s manufacturing process. In the first quarter of fiscal 2008, the Company applied offsetting accounts receivable and accounts payable for Ford, reducing both by $20.4 million.

MSC’s domestic and foreign net sales are presented in the chart below. Of the foreign sales, no one country comprised greater than 10% of consolidated MSC net sales.

Net Sales (in thousands)	2007	2006	2005
Domestic	$253,011	$274,675	$253,131
Foreign	9,616	11,939	10,192
Total	$262,627	$286,614	$263,323

Note 11: Equity and Compensation Plans

The Company has one active equity award plan, the 1992 Plan, and one inactive equity award plan, the 2001 Directors Plan.

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

There are 150,000 shares authorized under the 2001 Directors Plan. This plan consists of grants that provide for all or a portion of each non-employee director’s annual retainer, according to the non-employee director’s election to receive the annual retainer either in cash, shares of common stock, deferred stock units (entitles the non-employee director to receive shares at a later date), or a combination thereof. The shares and deferred stock units vest in four equal installments, on the date of grant and the three, six and nine-month anniversaries of the date of grant. Any portion which has not vested prior to the date the non-employee director ceases to be a non-employee director shall expire and be forfeited. The 2001 Directors Plan also consists of grants to provide for annual incentive stock options (“Incentive Options”). The Incentive Options vest one year from the date of grant and expire ten years after the date of grant. The 2001 Directors Plan expired on February 29, 2004 and no additional grants will be made under the plan. As of February 28, 2007, 52,933 shares were outstanding and exercisable under the 2001 Directors Plan.

Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective method, and thus did not restate any prior period amounts. As a result of adopting SFAS 123(R), the Company recorded $0.1 million of compensation expense, net of applicable taxes in the fiscal 2007 Consolidated Statement of Operations. In accordance with SFAS 123(R), excess tax benefits are presented as financing cash flows rather than operating cash flows. Excess tax benefits totaled $0.1 million, $0.1 million and $0.4 million in fiscal 2007, 2006 and 2005, respectively. The fiscal 2006 and 2005 amounts continue to be presented as a component of operating cash flows.

Stock Option Activity

The Company granted 150,000 stock options during its second quarter of fiscal 2007. The Black-Scholes weighted average value of options granted was $2.73. There were no options granted in fiscal 2006 or 2005. The Company recorded compensation expense related to this grant of $0.1 million, net of applicable taxes, during fiscal 2007. As of February 28, 2007, there was $0.3 million of total gross compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending May 31, 2009.

The following tables summarize stock option activity for fiscal year 2007:

	Options Outstanding
Stock Option Activity (Intrinsic Value in 000’s)	Directors	Key Employees	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of February 28, 2006	56,840	171,959	$13.04
Granted	—	150,000	12.75
Exercised	—	(36,089)	10.00
Canceled	(3,907)	(70,575)	15.13
Outstanding as of February 28, 2007	52,933	215,295	$12.71	$1,224
Exercisable as of February 28, 2007	52,933	65,295	$12.65	$815
Vested or Expected to Vest as of February 28, 2007	52,933	215,295	$12.71	$1,224

The Company has elected to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants in future periods have characteristics that cannot be reasonably estimated using this model. The following weighted average assumptions were used for the option grant in fiscal 2007:

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

The following table shows stock options outstanding and stock options exercisable at February 28, 2007:

	Options Outstanding as of February 28, 2007			Exercisable Options as of February 28, 2007
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.80 - $ 9.90	19,181	3.03	$8.34	19,181	$8.34
$10.00 - $11.71	35,565	2.76	10.40	35,565	10.40
$12.34 - $14.50	172,907	4.04	12.81	22,907	13.18
$16.38 - $16.38	40,575	0.03	16.38	40,575	16.38
$ 6.80 - $16.38	268,228	3.19	$12.71	118,228	$12.65

The total intrinsic value of options exercised was $0.1 million, $0.3 million and $1.8 million during fiscal 2007, 2006 and 2005, respectively. Cash received from options exercised was $0.4 million, $0.9 million and $4.1 million during fiscal 2007, 2006 and 2005, respectively.

Restricted Stock Activity

A summary of restricted stock transactions for fiscal 2007 was as follows:

Unvested as of March 1, 2006	—
Granted	84,400
Vested	—
Canceled	(7,200)
Unvested as of February 28, 2007	77,200

The Company granted 80,400 shares of restricted stock during the second quarter of fiscal 2007 and an additional 4,000 shares of restricted stock during the third quarter of fiscal 2007. The Company canceled 7,200 of these shares in the fourth quarter of fiscal 2007. The shares vest by meeting certain performance measures based on earnings. The Company did not record any compensation expense related to these grants in fiscal 2007 as it determined during its fourth fiscal quarter that the Company would not meet these performance measures.

Net income reported for fiscal 2006 includes a reduction of expense of $0.1 million, before income taxes, for expenses related to the Company’s restricted stock plans. Net income reported for fiscal 2005 included restricted stock expense, before income taxes of $0.1 million. These amounts have been charged against income and recorded as Additional Paid-In Capital in the Consolidated Balance Sheets.

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan which permitted eligible employees to purchase shares of common stock on the last day of two six-month purchase periods (February 28 or 29 and August 31 of each year) at 95% of the fair market value of the stock on these measurement dates. Prior to fiscal 2006, employees were permitted to purchase shares of common stock at 85% of the fair market value of the stock on the first or last day of these same six-month purchase periods, whichever was lower. This Plan was terminated during fiscal 2007 as there were no additional shares available for grant under this plan. Shares of common stock sold to employees under this plan were 5,036 in fiscal 2007, 22,413 in fiscal 2006, and 48,111 in fiscal 2005. MSC does not record expense related to the stock purchase price discount permitted under the Employee Stock Purchase Plan for eligible employees to purchase shares of common stock. The 5% or 15% stock purchase price discount would have resulted in expense of $7,000 in fiscal 2006 and $0.2 million in fiscal 2005. The fiscal 2006 expense includes compensation expense for the shares sold in fiscal 2007 as these shares were earned by employees in fiscal 2006.

Treasury Stock

On February 8, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of common stock, or approximately 7% of the shares outstanding at that time. During fiscal 2007, the Company repurchased 227,000 shares on the open market under this program for a total cost of $2.2 million. The Company did not repurchase any shares under this program during fiscal 2006.

Other Equity and Compensation Items

On December 16 and 17, 2004, the Company’s Non-Executive Chairman of the Board, certain executive officers and key managers vested in long-term incentives in the form of phantom stock units granted during fiscal 2005. According to the terms of the long-term incentive agreements, the units vested and cash payouts for all of the phantom stock units were due as a result of the Company’s stock price closing above $14.00 and $15.00 for thirty consecutive trading days. The Company recorded expense and paid cash of $4.1 million during the fourth quarter of fiscal 2005.

In conjunction with the Company’s review of several strategic business alternatives and the related fiscal year 2004 fourth quarter business decisions, the Company entered into retention agreements with certain employees that related to various periods ending on May 31, 2005. The Company also bought out the SERP benefits of these employees. Approximately $1.6 million was expensed in fiscal 2005 for retention.

Note 12: Discontinued Operations

As explained in Note 2 entitled “Sale of Business”, the Company sold substantially all of the assets of its EMD business in June 2005 and presents all results of EMD operations as discontinued operations for all periods presented. The following table shows the results of discontinued operations of the Company for fiscal 2006 and 2005.

(in thousands)	2006	2005
EMD Operations:
Net Sales	$1,132	$1,530
Gross Profit	890	880
SG&A and Other Expenses	4,005	6,445
Loss Before Income Taxes	(3,115)	(5,565)
Benefit for Income Taxes	(1,185)	(2,187)
Loss on Discontinued Operations – EMD	(1,930)	(3,378)
Loss on Sale of EMD (Net of Tax Benefit of $86 and $0, Respectively)	(139)	—
Income (Loss) on Discontinued Operations – Pinole (Net of Tax (Provision) Benefit of $(43) and $143, Respectively)	72	(151)
Loss on Discontinued Operations – Total	$(1,997)	$(3,529)

The Company recorded losses of $1.9 million and $3.4 million, net of income taxes, on discontinued operations for EMD in fiscal 2006 and 2005, respectively. There was no discontinued operations activity for EMD in fiscal 2007. The loss in fiscal 2006 included $2.2 million in severance and related costs incurred in preparation for the disposal of the EMD business. The Company has paid all of the severance and related costs as of February 28, 2007. As of February 28, 2006, there was $0.5 million recorded as Current Liabilities of Discontinued Operations – EMD in the Consolidated Balance Sheet. The Company also recorded a loss on the sale of the EMD assets of $0.1 million, net of income tax benefit of $0.1 million, in fiscal 2006. See Note 2 for more information on the sale of EMD.

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. There was no discontinued operations activity for Pinole in fiscal 2007. The Company recorded income from discontinued operations, net of tax, of $0.1 million for Pinole in fiscal 2006. The Company recorded a loss on discontinued operation, net of tax, of $0.2 million in fiscal 2005. The income in fiscal 2006 is the result of the recovery of a previously written-off receivable balance partially offset by workers compensation expenses. The Pinole activity in fiscal 2005 was primarily related to workers compensation expenses and adjustments. As of February 28, 2007 and 2006, there were $0.1 million and $0.2 million in net liabilities remaining, respectively. The remaining net liabilities include liabilities (primarily workers compensation exposure) not assumed by the buyer. Pinole Point Steel is reported as a discontinued operation.

Note 13: Restructuring

The production employees at the Company’s Morrisville, Pennsylvania facility were covered by a union contract that expired in March 2006. New terms and conditions of employment were implemented which included a voluntary severance package. A total of 31 employees accepted the voluntary severance package. The Company commenced hiring employees to replace those who elected the severance package in April 2006. The employees at Morrisville are currently working under the terms and conditions of employment the Company implemented. The Company recorded restructuring expenses of $0.6 million in severance and related expenses in fiscal 2007 related to this restructuring. The entire restructuring reserve for this action was paid during fiscal 2007.

During the first quarter of fiscal 2005, the Company announced the closing of its Middletown, Ohio coil coating facility. In conjunction with this announcement and other restructuring actions, MSC recorded restructuring expenses of $2.7 million for the fiscal year ended February 28, 2005. A total of 97 employees were affected by this restructuring. Of the total amount recorded, $1.8 million related to the Middletown closing and $0.9 million related to other restructuring actions. The Company also recorded $0.2 million in expenses for these restructuring plans during fiscal 2006 primarily to cover medical-related expenses that were higher than originally planned. This restructuring liability was fully paid as of February 28, 2006, and there was no activity for these restructuring actions in fiscal 2007.

In fiscal 2003, the Company entered into a separation arrangement related to the resignation of the former Chairman, President and Chief Executive Officer. As a result of this arrangement, the Company had a pretax charge to earnings of $1.8 million in the first quarter of fiscal 2004. Of this amount, $1.5 million was scheduled to be paid out over two years and the remainder related to the executive’s non-contributory supplemental pension plan to be paid out in accordance with the plan. The Company reduced these restructuring reserves by $21,000 in fiscal 2006 and increased these reserves by $14,000 in fiscal 2007 based on a revision to the total amounts expected to be paid out for these plans, primarily related to medical expenses. Cash of $6,000 was paid during fiscal 2007. The Consolidated Balance Sheet as of February 28, 2007, includes a total of $6,000 in Accrued Expenses and $29,000 in the Other Long-Term Liabilities related to this restructuring action.

The restructuring reserve as of February 28, 2007, is presented in the chart below which includes the fiscal 2004, 2005 and 2007 restructuring plans.

(in thousands)	Severance	Other	Total
Restructuring Reserve as of February 29, 2004	$610	$71	$681
Restructuring Reserve Recorded During Fiscal 2005	1,371	1,286	2,657
Cash Payments	(1,677)	(1,229)	(2,906)
Restructuring Reserve as of February 28, 2005	$304	$128	$432
Restructuring Reserve Recorded During Fiscal 2006	(51)	269	218
Cash Payments	(248)	(375)	(623)
Restructuring Reserve as of February 28, 2006	$5	$22	$27
Restructuring Reserve Recorded During Fiscal 2007	320	272	592
Cash Payments	(325)	(259)	(584)
Restructuring Reserve as of February 28, 2007	$—	$35	$35

Note 14: Business Segments

MSC operates in one segment based on how management views its business for evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, lighting and appliance markets. The Company utilizes a significant level of shared assets and personnel across each of its product categories. It is common for a single customer to purchase products from several different product categories.

Net sales by product category, net of intercompany activity, are as follows:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Net Sales ($ in millions)	$	%	$	%	$	%
Acoustical	$130.5	50	$148.0	52	$128.5	49
Coated	132.1	50	138.6	48	134.8	51
Total	$262.6	100	$286.6	100	$263.3	100

Note 15: Earnings Per Share

Below is the computation of basic and diluted earnings per share for the fiscal years ended February 28, 2007, 2006 and 2005.

(in thousands except per share amounts)	2007	2006	2005
Income from Continuing Operations	$6,124	$7,201	$3,209
Loss on Discontinued Operations	—	(1,997)	(3,529)
Net Income (Loss)	$6,124	$5,204	$(320)
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,616	14,661	14,351
Dilutive Stock Options	6	29	44
Dilutive Restricted Stock	—	—	20
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,622	14,690	14,415
Basic Net Income (Loss) Per Share:
Income from Continuing Operations	$0.42	$0.49	$0.22
Loss on Discontinued Operations	—	(0.14)	(0.24)
Basic Net Income (Loss) Per Share	$0.42	$0.35	$(0.02)
Diluted Net Income (Loss) Per Share:
Income from Continuing Operations	$0.42	$0.49	$0.22
Loss on Discontinued Operations	—	(0.14)	(0.24)
Diluted Net Income (Loss) Per Share	$0.42	$0.35	$(0.02)

Options to purchase 214,632 shares of common stock at a price range of $12.34-$16.38 per share were outstanding at the end of fiscal 2007 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 16: Selected Quarterly Results of Operations (Unaudited)

The table presented below is a summary of quarterly data for the years ended February 28, 2007 and 2006.

	2007
(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$75,764	$67,313	$60,653	$58,897
Gross Profit(1)	13,091	13,301	7,483	7,851
Income (Loss) from Continuing Operations(1)(2)(3)	2,254	2,720	(177)	1,327
Loss on Discontinued Operations	—	—	—	—
Net Income (Loss)(1)(2)(3)	$2,254	$2,720	$(177)	$1,327
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations(1)(2)(3)	$0.15	$0.19	$(0.01)	$0.09
Loss on Discontinued Operations	—	—	—	—
Basic Net Income (Loss) Per Share(1)(2)(3)	$0.15	$0.19	$(0.01)	$0.09
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations(1)(2)(3)	$0.15	$0.19	$(0.01)	$0.09
Loss on Discontinued Operations	—	—	—	—
Diluted Net Income (Loss) Per Share(1)(2)(3)	$0.15	$0.19	$(0.01)	$0.09

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$73,428	$73,975	$74,836	$64,375
Gross Profit	15,074	13,014	13,095	9,549
Income (Loss) from Continuing Operations(4)	3,549	2,035	2,280	(663)
Loss on Discontinued Operations	(810)	(1,150)	(35)	(2)
Net Income (Loss)(4)	$2,739	$885	$2,245	$(665)
Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations(4)	$0.24	$0.14	$0.16	$(0.05)
Loss on Discontinued Operations	(0.05)	(0.08)	(0.01)	—
Basic Net Income (Loss) Per Share(4)	$0.19	$0.06	$0.15	$(0.05)
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations(4)	$0.24	$0.14	$0.16	$(0.05)
Loss on Discontinued Operations	(0.05)	(0.08)	(0.01)	—
Diluted Net Income (Loss) Per Share(4)	$0.19	$0.06	$0.15	$(0.05)

(1)	Fourth quarter, fiscal 2007, gross profit, income from continuing operations, net income and income per common share include $1.7 million of pretax cost recovery, or $1.0 million after-tax, from settling disputes with two suppliers related to defective material.
(2)	Fourth quarter, fiscal 2007, income from continuing operations, net income and income per common share include tax benefits of $1.1 million, primarily related to research and development credits.
(3)	Third quarter, fiscal 2007, loss from continuing operations, net loss and loss per common share include approximately $0.3 million of income tax benefit related to adjustments to deferred tax amounts on prior years’ income tax items.
(4)	Fourth quarter, fiscal 2006, loss from continuing operations, net loss and loss per common share include approximately $0.3 million of income tax expense related to contingencies identified and a $0.2 million increase in income tax expense resulting from adjustments to prior years’ income tax items.

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

Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2007.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control – Integrated Framework. The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of February 28, 2007.

Based on its assessment using the criteria in the Internal Control – Integrated Framework, management believes that, as of February 28, 2007, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below in Item 9A(e) in this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting. As described below, in Item 9A(d), there have been changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Remediation of material weaknesses. As discussed in “Item 9A(b) Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K/A for the fiscal year ended February 28, 2006, a material weakness existed in the Company’s internal control over financial reporting related to accounting for income taxes. The controls designed by the Company related to accounting for income taxes were not fully implemented and operating effectively for a sufficient period of time to consider the previously identified material weakness in income taxes remediated as of February 28, 2006. Specifically, the Company had not adequately reviewed the difference between the income tax basis and financial reporting basis of its fixed assets and reconciled the difference to recorded deferred income tax assets and liabilities. As a result, the Company recorded an adjustment to deferred income taxes in the fourth quarter of fiscal 2006.

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

Throughout fiscal years 2006 and 2007, the Company implemented improvements to internal controls over financial reporting for income taxes. Specifically, for fiscal 2007, these internal control improvements included (i) hiring an experienced Tax Director and Senior Tax Accountant and engaging a third-party tax consulting firm with technical expertise in the tax function, (ii) performing a more comprehensive analysis of components of the income tax provision on a quarterly basis, (iii) performing a comprehensive reconciliation of the difference between the income tax basis and financial reporting basis of the Company’s fixed assets and liabilities, and (iv) implementing formal quarterly procedures to review the differences between the income tax basis and financial reporting basis of assets and liabilities to effectively reconcile the deferred tax balances.

The Company has tested the effectiveness of the newly implemented controls and found them to be operating effectively for a sufficient period of time to reduce to a remote likelihood the possibility of a material misstatement. As a result, management has concluded that, as of February 28, 2007, the material weakness described above has been remediated.

(e) Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Material Sciences Corporation and Subsidiaries

Elk Grove Village, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Material Sciences Corporation and Subsidiaries (the “Company”), maintained effective internal control over financial reporting as February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2007, of the Company and our report dated May 11, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

Chicago, Illinois

May 11, 2007

Item 9B. Other Information

All information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2007 was disclosed on a Form 8-K and filed with the Securities and Exchange Commission as required.

On May 9, 2007, we announced Kevin Williams would step down as our Vice President, Operations. Mr. Williams will continue in his role until a successor has been identified.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding the identification of Directors, matters related to the Audit Committee, and Section 16(a) compliance is incorporated by reference to the information in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors” and “Board of Directors and Corporate Governance” respectively in the proxy statement for the Annual Meeting of Shareowners on June 27, 2007 (“Proxy Statement”) which we intend to file on or about May 30, 2007.

The information required by this Item concerning executive officers is included in Part 1, Item 1 of this report under the heading “Executive Officers of the Registrant”.

Code of Ethics

We have adopted a code of ethics entitled Material Sciences Corporation Code of Business Ethics (“MSC Code of Ethics”) that applies to all of our employees, officers and directors, including our principal executive officer and principal financial and accounting officer. A copy of the MSC Code of Ethics is available on our website at www.matsci.com. Amendments to, or waivers from, certain provisions of the MSC Code of Ethics for executive officers and directors are disclosed on our website following the date of such amendment or waiver. A copy of the MSC Code of Ethics also may be requested, free of charge, by writing to us at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, Attn.: Corporate Secretary.

We also have adopted written charters for our Audit and Compensation and Organization and Corporate Governance Committees; and Corporate Governance Guidelines, all of which are posted on our website at www.matsci.com. Investors may request a free copy of the charters and guidelines from the address set forth above.

Item 11. Executive Compensation

The information required by this Item concerning compensation of executive officers and directors of MSC is incorporated by reference to the information in the section entitled “Executive Compensation” in the Proxy Statement which we intend to file on or about May 30, 2007.

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters

The information required by this Item concerning security ownership by any person(s) known to us to beneficially own more than 5% of our stock and by each director of MSC, each named executive officer of MSC, and all directors and executive officers of MSC as a group is incorporated by reference to the information in the section entitled “Stock Ownership” in the Proxy Statement which we intend to file on or about May 30, 2007.

The following table presents information relating to securities authorized under our equity compensation plans. Our shareowners have approved all of these plans.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	268,228	$12.71	860,598
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	268,228	$12.71	860,598

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related transactions and director independence is incorporated by reference to the information in the sections entitled “Executive Compensation” and “Board of Directors and Corporate Governance” set forth in the Proxy Statement which we intend to file on or about May 30, 2007.

Item 14. Principal Accounting Fees and Services

The information required by this Item concerning our independent registered public accounting firm and the Audit Committee’s pre-approval policies is incorporated by reference to the information in the section entitled “Ratification of Appointment of Deloitte & Touche LLP” in the Proxy Statement which we intend to file on or about May 30, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements and Schedule of the Company

a)	Financial Statements. The financial statements of the Company are filed as a part of this report.
b)	Supplemental Schedule. Schedule II, Reserve for Receivable Allowances appears below. All other schedules have been omitted, since the required information is not significant, included in the financial statements or the notes thereto or not applicable.

Schedule II

Material Sciences Corporation and Subsidiaries Reserve for Receivable Allowances (In thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Reclassifications and Acquisitions	Deductions from Reserve	Balance at End of Year
Fiscal 2005 Receivable Allowances	$4,185	$8,391	$—	$—	$(6,631)	$5,945
Fiscal 2006 Receivable Allowances	$5,945	$10,154	$—	$—	$(10,835)	$5,264
Fiscal 2007 Receivable Allowances	$5,264	$4,102	$—	$—	$(5,346)	$4,020

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
Clifford D. Nastas Chief Executive Officer and Director

Date: May 11, 2007

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on May 11, 2007.

/s/ CLIFFORD D. NASTAS Clifford D. Nastas	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES M. FROISLAND James M. Froisland	Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ AVRUM GRAY Avrum Gray	Director

/s/ FRANK L. HOHMANN III Frank L. Hohmann III	Director

/s/ SAMUEL LICAVOLI Samuel. Licavoli	Director

/s/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

/s/ DR. RONALD A. MITSCH Dr. Ronald A. Mitsch	Non-Executive Chairman of the Board

/s/ JOHN P. REILLY John P. Reilly	Director

/s/ CURTIS G. SOLSVIG III Curtis G. Solsvig III	Director

Exhibit Index

Exhibit Number	Description of Exhibit
2(a)	Asset Purchase Agreement by and among Colorstrip, Inc., the Registrant, and MSC Pinole Point Steel Inc., dated as of November 14, 1997.(5)

3(a)	Registrant’s Restated Certificate of Incorporation.(4)

3(b)	Form of Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

3(c)	Registrant’s By-laws, as amended.(6)

3(d)	Amendment to Registrant’s By-Laws.(14)

4(a)	Amended and Restated Loan and Security Agreement dated as of April 30, 2004 among Material Sciences Corporation and LaSalle Bank National Association, The Northern Trust Company and LaSalle Bank National Association, as Agent.(11)

4(b)	Consolidated Amended and Restated Guaranty and Security Agreement dated as of April 30, 2004, among the Grantors party thereto and LaSalle Bank National Association, as Agent.(11)

10(a)	Material Sciences Corporation Supplemental Pension Plan.(1)†

10(b)	Material Sciences Corporation Employee Stock Purchase Plan.(8)†

10(c)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)†

10(d)	Material Sciences Corporation 1991 Stock Option Plan for Directors.(8)†

10(e)	Material Sciences Corporation Directors Deferred Compensation Plan.(8)†

10(f)	Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(8)†

10(g)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10(h)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(8)

10(i)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(8)

10(j)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(8)

10(k)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(8)†

10(l)	Amendment to the Supplemental Employee Retirement Plan.(7)†

10(m)	Purchase Agreement, dated April 23, 2002, by and among Material Sciences Corporation, LTV Steel Company, Inc., LTV Walbridge, Inc. and MSC Walbridge Coatings Inc.(9)

10(n)	Purchase Agreement, dated as of May 2, 2003, by and among ISG Acquisition Inc., ISG Venture Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(10)

10(o)	Tolling Agreement, dated as of May 6, 2003, by and among International Steel Group, Inc., MSC Walbridge Coatings Inc. and Material Sciences Corporation.(10)

10(p)	Material Sciences Corporation Supplemental Retirement Plan.(10)†

Exhibit Number	Description of Exhibit

10(q)	Material Sciences Corporation 2005 Long Term Incentive Plan dated March 1, 2005.(13) †

10(r)	Form of 2005 Long-Term Incentive Plan Award Agreement for Fiscal 2006.(13) †

10(s)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and Clifford D. Nastas.(12)

10(t)	Severance and Change in Control Agreement dated June 30, 2005 between Material Sciences Corporation and John M. Klepper.(12)

21	Subsidiaries of the Registrant.**

23	Consent of Deloitte & Touche LLP**

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer.**

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

**	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 20, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
(4)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on December 30, 1997 (File No. 1-8803).
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 1998 (File No. 1-8803).
(7)	Incorporated by reference to the Registrants’ Form 10-Q Quarterly Report for the Period Ended May 31, 1998 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(9)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2002 (File No. 1-8803).
(10)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 29, 2004 (File No. 1-8803).
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on June 21, 2005 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on August 23, 2005 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on January 5, 2006 (File No. 1-8803).