Form 10-Q
period 2007-05-31
MATERIAL SCIENCES CORP
filed 2007-07-06
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer   ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of June 29, 2007, there were 14,599,645 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2007

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands, except per share data)	2007	2006
Net Sales	$60,665	$75,764
Cost of Sales	50,984	62,673

Gross Profit	9,681	13,091
Selling, General and Administrative Expenses	10,288	8,610
Restructuring Expenses	—	578

Income (Loss) from Operations	(607)	3,903

Other (Income), Net :
Interest (Income) Expense, Net	(82)	(126)
Equity in Results of Joint Venture	(56)	(24)
Other, Net	(38)	(24)

Total Other (Income), Net	(176)	(174)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(431)	4,077
Provision (Benefit) for Income Taxes	(156)	1,823

Net Income (Loss)	$(275)	$2,254

Basic Net Income (Loss) Per Share	$(0.02)	$0.15

Diluted Net Income (Loss) Per Share	$(0.02)	$0.15

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,531	14,738
Dilutive Shares	—	9

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,531	14,747

Outstanding Common Stock Options Having No Dilutive Effect	199	87

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	May 31, 2007	February 28, 2007
Assets:
Current Assets:
Cash and Cash Equivalents	$11,083	$11,667
Receivables, Less Reserves of $3,213 and $4,020, Respectively	31,459	48,121
Income Taxes Receivable	2,136	1,665
Prepaid Expenses	1,816	1,168
Inventories	48,704	42,174
Deferred Income Taxes	4,524	2,204

Total Current Assets	99,722	106,999

Property, Plant and Equipment	247,342	245,570
Accumulated Depreciation, Amortization and Accretion	(173,573)	(170,666)

Net Property, Plant and Equipment	73,769	74,904

Other Assets:
Investment in Joint Venture	2,515	2,363
Goodwill	1,319	1,319
Deferred Income Taxes	1,566	1,592
Other	218	192

Total Other Assets	5,618	5,466

Total Assets	$179,109	$187,369

Liabilities:
Current Liabilities:
Accounts Payable	$29,448	$39,251
Accrued Payroll Related Expenses	5,248	5,414
Accrued Expenses	9,449	7,114
Current Liabilities of Discontinued Operation—Pinole Point Steel	81	66

Total Current Liabilities	44,226	51,845

Long-Term Liabilities:
Other	8,882	9,191

Total Long-Term Liabilities	8,882	9,191

Commitments and Contingencies
Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	381
Additional Paid-In Capital	79,205	79,171
Treasury Stock at Cost	(49,035)	(48,757)
Retained Earnings	93,888	94,255
Accumulated Other Comprehensive Income	1,562	1,283

Total Shareowners’ Equity	126,001	126,333

Total Liabilities and Shareowners’ Equity	$179,109	$187,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	2007	2006
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(275)	$2,254
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation, Amortization and Accretion	2,911	2,531
Provision for Deferred Income Taxes	—	114
Compensatory Effect of Stock Plans	34	—
Other, Net	(25)	(24)
Changes in Assets and Liabilities:
Receivables	16,718	(1,240)
Income Taxes Receivable	(474)	1,466
Prepaid Expenses	(647)	(984)
Inventories	(6,494)	(2,194)
Accounts Payable	(9,736)	899
Accrued Expenses	(249)	379
Other, Net	(332)	(165)

Net Cash Provided by Continuing Operations	1,431	3,036
Net Cash Provided by (Used in) Discontinued Operations	15	(183)

Net Cash Provided by Operating Activities	1,446	2,853

Investing Activities:
Capital Expenditures	(1,763)	(4,138)

Net Cash Used in Investing Activities	(1,763)	(4,138)

Financing Activities:
Purchases of Treasury Stock	(278)	—
Issuance of Common Stock	—	238

Net Cash Provided by (Used in) Financing Activities	(278)	238

Effect of Exchange Rate Changes on Cash	11	(37)

Net Decrease in Cash	(584)	(1,084)
Cash and Cash Equivalents at Beginning of Period	11,667	13,600

Cash and Cash Equivalents at End of Period	$11,083	$12,516

Non-Cash Transactions:
Capital Expenditures in Accounts Payble at End of Period	$404	$930

Supplemental Cash Flow Disclosures:
Interest Paid	$61	$26
Income Taxes Paid	319	243

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The data as of May 31, 2007 and for the three months ended May 31, 2007 and 2006 has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 11, 2007 for the fiscal year ended February 28, 2007.

(1)	Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. The Company includes its portion of Tekno’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $56 and $24 for the three months ended May 31, 2007 and 2006, respectively.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,026,907 Shares Issued and 14,583,059 Shares Outstanding as of May 31, 2007 and 19,030,907 Shares Issued and 14,615,259 Shares Outstanding as of February 28, 2007.

(4)	Treasury Stock. Treasury Stock at Cost; 4,443,848 Shares as of May 31, 2007 and 4,415,648 Shares as of February 28, 2007. In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares may be repurchased from time-to-time on the open market at the Company’s discretion, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. The Company repurchased 28,200 shares during the fiscal quarter ended May 31, 2007 at a total cost of $0.3 million. During the fiscal year ended February 28, 2007, the Company repurchased 227,000 shares of common stock on the open market at a total cost of $2.2 million.

(5)	Comprehensive Income (in thousands).

	Three Months Ended May 31,
	2007	2006
Net Income (Loss)	$(275)	$2,254
Other Comprehensive Income (Loss):
Pension/Postretirement SFAS 158 Adjustments, Net of Benefit for Income Taxes of $25 and $0, Respectively	41	—
Foreign Currency Translation Adjustments	238	405

Comprehensive Income	$4	$2,659

(6)	Indebtedness. The Company has a $30.0 million committed line of credit (“Line”) that expires on October 11, 2007. There were no borrowings outstanding under the Line as of May 31, 2007 or February 28, 2007. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1.9 million, and the amount remaining available to be borrowed was $28.1 million as of May 31, 2007. At the Company’s option, interest is at the bank’s prime rate (8.25% as of May 31, 2007 and February 28, 2007) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $87.6 million, on May 31, 2007. As of May 31, 2007, the Company was in compliance with all debt covenants. Under the Line, there are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

(7)	Inventory. Inventories consist of the following (in thousands):

	May 31, 2007	February 28, 2007
Raw Materials	$23,930	$17,896
Finished Goods	24,774	24,278

Total Inventories	$48,704	$42,174

(8)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three months ended May 31, 2007 and 2006.

	% of Consolidated Net Sales for the Three Months Ended May 31,
Customer	2007	2006
Ford	26%	19%
General Motors	14%	12%
DaimlerChrysler	12%	15%
Mitsui Steel	11%	8%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of May 31, 2007 and February 28, 2007.

	% of Consolidated Gross Accounts Receivable
Customer	May 31,2007	February 28,2007
Ford	22%	45%
General Motors	5%	11%
DaimlerChrysler	14%	10%
Mitsui Steel	9%	1%

As noted in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2007, the Company settled offsetting accounts receivable and accounts payable balances for Ford of $20.4 million during the first quarter of fiscal 2008.

MSC’s domestic and foreign net sales are presented in the table below (in thousands). Of the foreign sales, no one country comprised greater than 10% of consolidated net sales.

	Three Months Ended May 31,
Net Sales	2007	2006
Domestic	$58,412	$72,535
Foreign	2,253	3,229

Total	$60,665	$75,764

(9)	Goodwill. Goodwill is subject to at least an annual assessment of impairment by applying a fair-value based test. The Company performs its annual impairment test on the last day of the fiscal year.

Apart from $1.3 million of goodwill, the Company had no other identified intangible assets recorded on the Condensed Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the three months ended May 31, 2007.

(10)	Interest (Income) Expense, Net. The table presented below analyzes the components of interest (income) expense, net (in thousands).

	Three Months Ended May 31,
Interest (Income) Expense, Net:	2007	2006
Interest Expense	$51	$26
Interest Income	(133)	(152)

Interest (Income) Expense, Net	$(82)	$(126)

(11)	Restructuring. The production employees at the Company’s Morrisville, Pennsylvania facility were covered by a union contract that expired in March 2006. The Company implemented new terms and conditions of employment which included a voluntary severance package. A total of 31 employees accepted the voluntary severance package. The Company commenced hiring employees to replace those who elected the severance package in April 2006. The employees are currently working under the terms and conditions of employment the Company implemented. The Company recorded restructuring expenses of $0.6 million in severance and related expenses during the fiscal quarter ended May 31, 2006 related to this restructuring. This entire restructuring reserve of $0.6 million was paid during fiscal 2007.

(12)	Income Taxes. On March 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The change in net assets recorded as a result of applying this pronouncement is considered a change in accounting principle with the cumulative effect of the change treated as an adjustment to the opening balance of retained earnings. The cumulative effect of implementing FIN 48 was an increase of $1.7 million in reserves for uncertain tax positions with a corresponding increase of $1.6 million in deferred tax assets and a decrease of $0.1 million in the beginning balance of retained earnings.

As of March 1, 2007, the date of adoption of FIN 48, the Company had $3.3 million of unrecognized tax benefits, of which $1.6 million would affect the effective income tax rate if recognized. Any prospective adjustments to the reserve for income taxes will be recorded as an increase or decrease to the provision for income taxes. The impact on the effective tax rate will reflect the change in unrecognized tax benefits and related changes in certain deferred tax assets.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The gross amount of interest accrued as of March 1, 2007 was $0.2 million. No penalties were accrued as of March

1, 2007. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statement of Operations for the three months ended May 31, 2007, was $19,000.

The Company does not expect any unrecognized tax benefits to be settled within the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., including state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The Company is currently under audit by the Internal Revenue Service for the fiscal year 2004 and is open to examination for fiscal years 2005 through 2007. The Company is also under audit in the state of Illinois for the fiscal years 2004 and 2005 and is open to examination for fiscal years 2006 and 2007. The Company is also under audit in Michigan for the fiscal years 2003 through 2005 and is open to examination for fiscal years 2006 and 2007. The Company is open to examination in Ohio for fiscal years 2003 through 2007, and in Pennsylvania for fiscal years 2004 through 2007. The Company is currently under audit by German tax authorities for the calendar year 2000 through fiscal year 2004 and is open to examination for fiscal years 2005 through 2007. The Company does not expect the resolution of the U.S., Illinois, Michigan or German audits will materially impact the results of operations, financial position or cash flow.

MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 36.2% for the three months ended May 31, 2007 compared to a 44.7% tax provision in the same period last year. The decrease in the effective tax rate from the prior year was primarily due to research and development tax credits. Additionally, the Company recorded a valuation allowance in the first quarter of fiscal 2007 as a result of operating losses by its German subsidiary in that quarter. The Company reversed a portion of the valuation allowances in the first quarter of the fiscal 2008 as a result of income generated in this quarter by its German subsidiary.

(13)	Retirement and Savings Plans. The Company has one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k), the Material Sciences Savings & Investment Plan (the “SIP”). All employees of MSC can elect to participate in the SIP. MSC had a non-contributory defined pension plan that covered a majority of its employees. This plan was frozen on June 30, 2006 and the plan assets were merged into the SIP as of January 1, 2007. The Company makes an annual contribution into the SIP at varying rates by location for employees who were covered under the defined pension plan in prior years.

MSC also has non-contributory defined benefit pension plans and other postretirement plans for certain of its employees. In the fourth quarter of fiscal 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 99, 106 and 123(R)” (“SFAS 158”). SFAS 158 requires that an employer that sponsors one or more single-employer defined benefit plans recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined postretirement plan in the year the changes occur, and that those changes be recorded in comprehensive income, net of tax, as a separate component of stockholder’s equity. The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended May 31,
(in 000’s)	2007	2006	2007	2006
Service Cost	$—	$26	$26	$23
Interest Cost	204	202	33	35
Expected Return on Plan Assets	(157)	(151)	(1)	(1)
Amortization of Net (Gain) or Loss	48	47	5	9
Amortization of Prior Service Cost	13	24	—	—
Curtailment Charges	—	215	—	—

Total Net Periodic Benefit Cost	$108	$363	$63	$66

MSC previously disclosed in its financial statements for the year ended February 28, 2007, that it expected to contribute $1.1 million toward its qualified and nonqualified defined benefit pension plans and $0.1 million toward its postretirement benefit plans other than pensions in fiscal 2008. As of May 31, 2007, $0.3 million of contributions/payments have been made toward the pension plans and $0.2 million of net contributions/payments have been made to the other postretirement plans.

Effective June 30, 2006, the Company froze the defined benefit pension plan at its Morrisville, Pennsylvania plant. In conjunction with this action, which was announced during the first quarter of fiscal 2007, the Company recorded $0.2 million in pension expenses related to the curtailment of this plan during the quarter ended May 31, 2006.

(14)	Discontinued Operations. On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. As of May 31, 2007, there were $0.1 million in net liabilities remaining. The remaining net liabilities consist primarily of accrued expenses not assumed by the purchaser of Pinole Point Steel. There was no discontinued operations activity for Pinole during the three months ended May 31, 2007 and 2006. Pinole Point Steel is reported as a discontinued operation.

(15)	Equity and Compensation Plans. Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and restricted stock units based on estimated fair values at date of grant. SFAS 123(R) supersedes the Company’s previous “disclosure only” provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, and Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire between five and ten years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time and Company earnings performance or a combination thereof.

The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 52,933 stock options outstanding and exercisable under this plan as of May 31, 2007.

The Company recorded $21,000 of compensation expense, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the three months ended May 31, 2007 for stock options that were granted in June 2006. The Company did not record any compensation expense under SFAS 123(R) in the comparable quarter of fiscal 2007.

The Company has an annual and long-term incentive plan tied directly to the financial and strategic performance of MSC over preset performance periods as determined by the compensation committee of the Company’s Board of Directors. This incentive plan is designed to allow for the grant of both annual and long-term incentive awards, both in cash and in equity.

Stock Option Activity

The Company granted 150,000 stock options during the quarter ended August 31, 2006. The Black-Scholes weighted average value per option granted was $2.73. There were no options granted during the first quarter of fiscal 2008. As previously noted, the Company recorded compensation expense related to this grant of $21,000, net of related taxes, during the three months ended May 31, 2007. As of May 31, 2007, there was $0.3 million of total unrecognized pretax compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending May 31, 2009.

The Company continues to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants in future periods have characteristics that cannot be reasonably estimated using this model.

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

(16)	Segments. MSC operates in one business segment based on how management views its business for evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated material-based solutions include coil coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning, lighting and appliance markets. The Company utilizes a significant level of shared assets and personnel across each of its product categories and it is common for a single customer to purchase products from several different product categories.

(17)	New Accounting Pronouncements. Effective March 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The impact of the adoption of this pronouncement is discussed in Note 12 in this Form 10-Q.

Effective in the fourth quarter of fiscal 2007, the Company adopted SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 99, 106 and 123(R)”. The impact of the adoption of this pronouncement is discussed in Note 13 in this Form 10-Q.

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

(18)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a Superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at this site.

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

In November 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA has assumed the role of lead agency for the site and will conduct soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will pursue reimbursement of its past costs. Consequently, the Company has maintained its previously established range of liability of $25,000 to $35,000.

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

The Company’s environmental reserves, based on management’s best estimate, were approximately $0.9 million as of May 31, 2007 and February 28, 2007. The Company does not believe the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s income statement, financial position or cash flows, given the reserves recorded as of May 31, 2007 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposure. MSC believes its range of exposure for all known environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, is $0.9 million to $1.3 million.

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

During the fiscal quarter ended May 31, 2007, the Company entered into an agreement to purchase an additional $3.3 million of certain raw materials ratably over a 22-month period ending in June 2009.

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto, included in Item 1 of this Form 10-Q, and the audited Consolidated Financial Statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2007 filed on May 11, 2007 (“Form 10-K”), as well as the Company’s other filings with the Securities and Exchange Commission.

Executive Summary

Material Sciences Corporation (“MSC”, “we”, “our” or “us”) focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts, brake dampers, engine parts and computer disk drives. Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning (“HVAC”), appliance and lighting markets. We utilize a significant level of shared assets and management across each of our product categories. It is common for a single customer to purchase products from several different product categories.

As discussed in more detail in our Form 10-K, the general state of the principal industries in which we operate presents the following risks: uncertainty in the North American automobile industry, pricing and availability of materials, overcapacity and shifts in the supply models. The three largest North American automobile manufacturers continue to represent our three largest customers and their production cuts that were effective for the second half of calendar 2006 have stretched into calendar 2007. The continued deterioration of their market share continues to negatively impact our revenues and profits in fiscal 2008. In addition, the pricing of materials continues to increase, including the cost of zinc and nickel, as well as the cost of energy and the cost of petroleum-based products. Excess capacity in the domestic coil coating market continues to result in extreme competition in pricing, terms of sale and facility utilization. As discussed in more detail below under “Results of Operations”, we lost a majority of our disk drive business which has negatively impacted revenues and profits in our acoustical business and weakness in the housing industry has negatively impacted revenues and profits in our coated business.

Results of Operations

A summary of our consolidated financial performance is as follows:

	Three Months Ended May 31,
($ in 000’s)	2007	2006	% Fav(Unfav) Variance
Net Sales	$60,665	$75,764	(19.9)%

Gross Profit	$9,681	$13,091	(26.0)%
% of Net Sales	16.0%	17.3%
Selling, General and Administrative	$10,288	$8,610	(19.5)%
% of Net Sales	17.0%	11.4%

Sales

($ in 000’s)	Net Sales for the Three Months Ended May 31,
Application	2007	2006	$ Variance	% Variance
Acoustical	$31,211	$39,176	$(7,965)	(20.3)%
Coated	29,454	36,588	(7,134)	(19.5)%

Total	$60,665	$75,764	$(15,099)	(19.9)%

Sales of acoustical materials, which are primarily to automotive and disk drive manufacturers, decreased 20.3% to $31.2 million during the three months ended May 31, 2007, from $39.2 million in the comparable quarter of last year. Body panel laminate sales for the three months ended May 31, 2007 decreased 21.0%, from $22.0 million to $17.4 million, primarily due to the continued softness of the North American auto industry. The significant decrease in automobile production by the U.S. automakers in the second half of calendar 2006 has reduced the demand for body panel laminate. We expect this slowdown in the U.S. auto market will continue throughout this fiscal year. Sales in the brake market for the three months ended May 31, 2007 decreased 27.9%, from $9.3 million to $6.7 million, primarily due to softness in the auto industry and an overall reduction in the quantity of inventory carried by our customers. Growth in our European brake market of approximately 47% helped to partially offset weakness in the U.S. auto industry. We also lost a majority of our disk drive business in the third quarter of fiscal 2007 as our largest customer in this sector changed its disk drive design methodology. Disk drive sales for the three months ended May 31, 2007 decreased 93.3%, from $1.7 million to $0.1 million, primarily due to this lost business. We are actively seeking new markets, both in the United States and abroad, for our acoustical products. We believe our Application Research Center in Michigan and our Application Development Center in Europe will provide the opportunity to showcase the value that these products can provide to our customers.

Sales of coated materials, which are primarily in the automotive and building industries, of $29.5 million for the three months ended May 31, 2007 decreased 19.5% from $36.6 million in the same period last year. Gas tank sales for the three months ended May 31, 2007 decreased 17.1%, from $13.0 million to $10.8 million also due to the softness of the auto industry. Clutch plate sales for the three months ended May 31, 2007 decreased 98.5%, from $1.1 million to less than $0.1 million, as our largest customer in this segment transitioned to a new in-house process during the third quarter of fiscal 2007, eliminating the need for our coated products. Sales of building products for the three months ended May 31, 2007 decreased 33.6%, from $6.0 million to $4.0 million, as weakness in the housing market continues to negatively impact our sales.

Gross Profit

Our gross profit for the three months ended May 31, 2007 was $9.7 million, or 16.0% of net sales, compared with $13.1 million, or 17.3% of net sales, in the same period of fiscal 2007. The decrease in gross profit and the gross margin during the fiscal quarter was primarily due to the significant decrease in sales. The decrease in sales volume reduced our gross profit in the quarter by $4.0 million. Additionally, our secondary sales in the quarter were $0.2 million lower than the comparable period of last fiscal year and we experienced some quality issues related to inventory that reduced gross profit by $0.2 million. These unfavorable gross profit variances were partially offset by $0.5 million in favorable fixed production spending, mainly due to contract negotiation and health care costs, and $0.4 million in favorable raw material cost issues as some lower steel costs helped to offset the rising cost of zinc and nickel when compared to the first quarter of fiscal 2007.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended May 31, 2007 were $10.3 million, or 17.0% of net sales, compared with $8.6 million, or 11.4% of net sales, in the same period last year. The increase is primarily due to higher salaries and wages of $0.6 million, increased depreciation costs of $0.4 million, higher expenses for trial materials of $0.2 million, increased travel costs of $0.2 million, and increased audit, legal and professional fees of $0.3 million. The increase in salaries and wages is due, in part, to higher incentive expenses and increased headcount, as well as annual salary increases which take effect in March. The increased depreciation is primarily due to depreciation on the Application Research Center, the majority of which was placed in service in June 2006. The increased trial material costs and travel costs are a direct result of the increased sales efforts we have undertaken to expand our product base and increase our global market share.

Restructuring

The production employees at our Morrisville, Pennsylvania facility were covered by a union contract that expired in March 2006. New terms and conditions of employment were implemented which included a voluntary severance package. A total of 31 employees accepted the voluntary severance package. We commenced hiring employees to replace those who elected the severance package in April 2006. The employees are currently working under the terms and conditions of employment we implemented. We recorded restructuring expenses of $0.6 million in severance and related expenses during the fiscal quarter ended May 31, 2006 related to this restructuring. This entire restructuring reserve of $0.6 million was paid during fiscal 2007.

Total Other Income, Net

Total other income, net for the three months ended May 31, 2007 was $0.2 million, consistent with $0.2 million in the same period of fiscal 2007.

Income Taxes

On March 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The change in net assets recorded as a result of applying this pronouncement is considered a change in accounting principle with the cumulative effect of the change treated as an adjustment to the opening balance of retained earnings. The cumulative effect of implementing FIN 48 was an increase of $1.7 million in reserves for uncertain tax positions with a corresponding increase of $1.6 million in deferred tax assets and a decrease of $0.1 million in the beginning balance of retained earnings.

As of March 1, 2007, the date of adoption of FIN 48, we had $3.3 million of unrecognized tax benefits, of which $1.6 million would affect the effective income tax rate if recognized. Any prospective adjustments to our reserve for income taxes will be recorded as an increase or decrease to our provision for income taxes. The impact on our effective tax rate will reflect the change in unrecognized tax benefits and related changes in certain deferred tax assets.

We classify interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The gross amount of interest accrued as of March 1, 2007 was $0.2 million, net of $0.1 million in related tax benefits. No penalties were accrued as of March 1, 2007. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statement of Operations for the three months ended May 31, 2007, was $19,000.

We do not expect any unrecognized tax benefits will be settled within the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the U.S., including state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. We are currently under audit by the Internal Revenue Service for the fiscal year 2004 and are open to examination for fiscal years 2005 through 2007. We are also under audit in the state of Illinois for the fiscal years 2004 and 2005 and are open to examination for fiscal years 2006 and 2007. We are also under audit in Michigan for the fiscal years 2003 through 2005 and are open to examination for fiscal years 2006 and 2007. We are open to examination in Ohio for fiscal years 2003 through 2007, and in Pennsylvania for fiscal years 2004 through 2007. We are currently under audit by German tax authorities for the calendar year 2000 through fiscal year 2004 and are open to examination for fiscal years 2005 through 2007. We do not expect the resolution of the U.S., Illinois, Michigan or German audits will materially impact our results of operations, financial position or cash flow.

Our effective income tax provision (benefit) rate for continuing operations was a benefit of 36.2% for the three months ended May 31, 2007 compared to a 44.7% tax provision in the same period last year. The decrease in the effective tax rate from the prior year was primarily due to research and development tax credits. Additionally, we recorded a valuation allowance in the first quarter of fiscal 2007 as a result of operating losses by our German subsidiary in that quarter. We reversed a portion of the valuation allowances in the first quarter of the fiscal 2008 as a result of income generated in this quarter by our German subsidiary.

Results of Discontinued Operations

On May 31, 2002, we sold substantially all of the assets of our Pinole Point Steel business. As of May 31, 2007, there were $0.1 million in net liabilities remaining. The remaining net liabilities consist primarily of accrued expenses not assumed by the purchaser of Pinole Point Steel. There was no discontinued operations activity for Pinole during the three months ended May 31, 2007 and 2006. Pinole Point Steel is reported as a discontinued operation.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. We believe that our cash on hand, cash generated from operations and cash available under our credit facility will be sufficient to fund our operations and meet our working capital needs.

During the first quarter of fiscal 2008, we generated $1.4 million of cash from operating activities compared to $2.9 million during the first quarter of last fiscal year. The decrease from fiscal 2007 was primarily due to the net loss incurred during the quarter and increased raw material purchases. The raw material purchases were made to fulfill purchase obligations made during our fourth fiscal quarter of 2007. We anticipate that this material will all be used in production during our second fiscal quarter of 2008. As we disclosed in the 10-K, we settled $20.4 million of accounts receivable and accounts payable for Ford during the first quarter of fiscal 2008.

In the first quarter of fiscal 2008, we invested $1.8 million in capital improvement projects, compared to $4.1 million in the same period last year. The decrease was primarily attributable to the construction costs of finishing the Application Research Center in Michigan during the first fiscal quarter last year. Capital expenditures in fiscal 2008 included $0.5 million in capital improvements that were in accounts payable as of February 28, 2007 less $0.4 million in capital improvements that were in accounts payable as of May 31, 2007.

We have a $30.0 million committed line of credit (“Line”) that expires on October 11, 2007, but we are currently negotiating to extend this Line. There were no borrowings outstanding under the Line as of May 31, 2007. Borrowing capacity reserved for outstanding letters of credit was $1.9 million, and the amount remaining available to be borrowed was $28.1 million as of May 31, 2007. At our option, interest is at the bank’s prime rate (8.25% as of May 31, 2007 and February 28, 2007) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $87.6 million, on May 31, 2007. As of May 31, 2007, we were in compliance with all debt covenants. There are restrictions under the Line on our use of cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The Line is secured by specific personal property, including receivables, inventory and property, plant and equipment.

In February 2006, our Board of Directors approved a new share repurchase program whereby we may repurchase up to one million shares of our common stock. The shares may be repurchased from time-to-time on the open market at our discretion, subject to market conditions, existing financial covenants associated with our credit facility and other factors, generally funded with internally generated cash. We repurchased 28,200 shares during the fiscal quarter ended May 31, 2007 at a total cost of $0.3 million. During the fiscal year ended February 28, 2007, we repurchased 227,000 shares at a total cost of $2.2 million.

We are party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, was $0.9 million to $1.3 million as of May 31, 2007. Refer to Note 18 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Contractual Obligations

The only significant change to the contractual obligations table presented in our Form 10-K was that we made commitments for additional purchases of $3.3 million of certain raw materials ratably over a 22-month period ending in June 2009.

Critical Accounting Policies

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Our most critical accounting policies are related to the following areas: revenue recognition, allowance for doubtful accounts, inventory, long-lived assets, income taxes, environmental reserves and defined benefit retirement plans. Details regarding our use of these policies and the related estimates are described fully in our Form 10-K with the exception of the policy on our allowance for doubtful accounts which we have added below.

We provide for an allowance for uncollectible accounts using both specific and general estimates. We calculate a specific reserve for disputed accounts receivable items by assessing specific receivables that are aged and assessing the aging of the total receivable pool using both historical data and current knowledge of specific items. We calculate a general reserve for bankruptcy and insolvency by applying a fixed allowance percentage to the total receivable pool. The allowance for doubtful accounts was $0.2 million as of May 31, 2007 and $0.5 million as of February 28, 2007. A 10% increase or decrease in our estimates would result in a change in the allowance of less than $20,000.

In addition, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” effective March 1, 2007. The effect of the changes to our Condensed Consolidated Financial Statements is discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements and in this Item 2 above under the heading “Income Taxes”.

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors and shareowners can better understand a company’s future prospects and make informed investment decisions. This Form 10-Q contains forward-looking statements, which include, without limitation, those statements regarding our anticipated results based on our plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as “anticipates”, “estimates”, “expects”, “projects”, “intends”, “plans”, “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q. These factors are discussed in detail in Part I, Item 1A of the Company’s Form 10-K.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact our financial condition or results of operations. Other sections of this Form 10-Q may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a competitive environment. New risks emerge from time to time and it is not always possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareowners should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 11, 2007 for the fiscal year ended February 28, 2007.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, they should be read in conjunction with this Item 4 and Item 9 of the Company’s 2007 Annual Report on Form 10-K as filed with the SEC on May 11, 2007, as of February 28, 2007.

Changes in internal control over financial reporting. The Company completed the implementation of an Enterprise Resource Planning (ERP) system at one of our domestic manufacturing locations during the period covered by this report. This implementation is part of a management initiative to replace its legacy computer systems with a more efficient standardized system. As a matter of course in such implementation, certain procedures surrounding the inputting, processing and accessing of information ultimately used in financial reporting were changed; however, the internal controls over financial reporting have not materially changed as a result of the ERP implementation. Additionally, the ERP system implemented has been successfully used by the Company in another one of its domestic manufacturing locations for a number of years. The Company is taking the necessary steps to monitor and maintain appropriate internal controls during these implementations. During the quarter ended May 31, 2007, there were no other changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2007

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements. See Note 18 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There were no significant changes to the risk factors listed in the Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table shows the repurchases of common stock made by the Company during the fiscal quarter ended May 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
March 1–31, 2007	—	—	—	773,000
April 1–30, 2007	—	—	—	773,000
May 1–31, 2007	28,200	$9.86	28,200	744,800

Total	28,200	$9.86	28,200	744,800

(1)	These shares are under an open market stock repurchase program for up to an aggregate amount of one million shares of common stock, which was previously announced on February 8, 2006 and which has no set termination date.

Item 6.	Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 6th day of July 2007.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James M. Froisland
James M. Froisland
Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended May 31, 2007

Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer