Form 10-Q
period 2007-08-31
MATERIAL SCIENCES CORP
filed 2007-10-10
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

As of September 28, 2007, there were 14,369,951 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2007

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share data)	2007	2006	2007	2006
Net Sales	$56,166	$67,313	$116,831	$143,077
Cost of Sales	51,238	54,012	102,222	116,685

Gross Profit	4,928	13,301	14,609	26,392
Selling, General and Administrative Expenses	8,628	8,588	18,916	17,198
Restructuring Expenses	—	14	—	592

Income (Loss) from Operations	(3,700)	4,699	(4,307)	8,602

Other (Income) and Expense:
Interest (Income) Expense, Net	(108)	(268)	(190)	(394)
Equity in Results of Joint Venture	(69)	(32)	(125)	(56)
Other, Net	(39)	(39)	(77)	(63)

Total Other Income, Net	(216)	(339)	(392)	(513)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(3,484)	5,038	(3,915)	9,115
Provision (Benefit) for Income Taxes	(1,210)	2,318	(1,366)	4,141

Income (Loss) from Continuing Operations	(2,274)	2,720	(2,549)	4,974

Net Income (Loss)	$(2,274)	$2,720	$(2,549)	$4,974

Basic Net Income (Loss) Per Share	$(0.16)	$0.19	$(0.18)	$0.34

Diluted Net Income (Loss) Per Share	$(0.16)	$0.19	$(0.18)	$0.34

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,466	14,655	14,497	14,689
Dilutive Shares	—	5	—	8

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,466	14,660	14,497	14,697

Outstanding Common Stock Options Having No Dilutive Effect	169	286	169	286

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	August 31, 2007	February 28, 2007
Assets:
Current Assets:
Cash and Cash Equivalents	$8,955	$11,667
Receivables, Less Reserves of $3,717 and $4,020, Respectively	32,876	48,121
Income Taxes Receivable	2,724	1,665
Prepaid Expenses	1,542	1,168
Inventories	42,937	42,174
Deferred Income Taxes	4,524	2,204

Total Current Assets	93,558	106,999

Property, Plant and Equipment	249,046	245,570
Accumulated Depreciation and Amortization	(176,621)	(170,666)

Net Property, Plant and Equipment	72,425	74,904

Other Assets:
Investment in Joint Venture	2,742	2,363
Goodwill	1,319	1,319
Deferred Income Taxes	1,823	1,592
Other	242	192

Total Other Assets	6,126	5,466

Total Assets	$172,109	$187,369

Liabilities:
Current Liabilities:
Accounts Payable	$26,469	$39,251
Accrued Payroll Related Expenses	4,458	5,414
Accrued Expenses	10,610	7,114
Current Liabilities of Discontinued Operation - Pinole Point Steel	78	66

Total Current Liabilities	41,615	51,845

Long-Term Liabilities:
Other	8,368	9,191

Total Long-Term Liabilities	8,368	9,191

Commitments and Contingencies

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	381
Additional Paid-In Capital	79,367	79,171
Treasury Stock at Cost	(51,110)	(48,757)
Retained Earnings	91,614	94,255
Accumulated Other Comprehensive Income	1,874	1,283

Total Shareowners’ Equity	122,126	126,333

Total Liabilities and Shareowners’ Equity	$172,109	$187,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Six Months Ended August 31,
(In thousands)	2007	2006
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(2,549)	$4,974
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	5,952	5,332
Provision for Deferred Income Taxes	(280)	756
Compensatory Effect of Stock Plans	56	114
Other, Net	(94)	(56)
Changes in Assets and Liabilities:
Receivables	15,338	2,631
Income Taxes Receivable	(925)	2,314
Prepaid Expenses	(372)	(821)
Inventories	(693)	(11,631)
Accounts Payable	(12,731)	4,581
Accrued Expenses	(28)	(171)
Other, Net	(854)	(292)

Net Cash Provided by Continuing Operations	2,820	7,731
Net Cash Provided by (Used in) Discontinued Operations	12	(552)

Net Cash Provided by Operating Activities	2,832	7,179

Investing Activities:
Capital Expenditures	(3,345)	(7,513)

Net Cash Used in Investing Activities	(3,345)	(7,513)

Financing Activities:
Purchases of Treasury Stock	(2,353)	(2,080)
Issuance of Common Stock	140	238

Net Cash Used in Financing Activities	(2,213)	(1,842)

Effect of Exchange Rate Changes on Cash	14	(24)

Net Decrease in Cash	(2,712)	(2,200)
Cash and Cash Equivalents at Beginning of Period	11,667	13,600

Cash and Cash Equivalents at End of Period	$8,955	$11,400

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$399	$879

Supplemental Cash Flow Disclosures:
Interest Paid	$88	$73
Income Taxes Paid (Refunded), net	(159)	1,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The data as of August 31, 2007 and for the three and six months ended August 31, 2007 and 2006 has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 11, 2007 for the fiscal year ended February 28, 2007.

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. The Company includes its portion of Tekno’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $69,000 and $125,000 for the three and six months ended August 31, 2007, respectively, compared with $32,000 and $56,000 for the same periods in 2006.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,040,293 Shares Issued and 14,369,951 Shares Outstanding as of August 31, 2007 and 19,030,907 Shares Issued and 14,615,259 Shares Outstanding as of February 28, 2007.

(4)	Treasury Stock. In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares may be repurchased from time-to-time on the open market, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. The Company repurchased 226,494 shares during the fiscal quarter ended August 31, 2007 at a total cost of $2.1 million. During the fiscal year ended February 28, 2007, the Company repurchased 227,000 shares of common stock on the open market at a total cost of $2.2 million. On July 12, 2007 the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2007	4,415,648	$48,757	$11.04
Repurchases During the Six Months Ended August 31, 2007	254,694	2,353	9.24

Treasury Stock as of August 31, 2007	4,670,342	$51,110	$10.94

(5)	Comprehensive Income (Loss) (in thousands).

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Net Income (Loss)	$(2,274)	$2,720	$(2,549)	$4,974
Other Comprehensive Income (Loss):
Pension/Postretirement SFAS 158 Adjustments, Net of Benefit for Income Taxes of $24, $0, $49 and $0, Respectively	38	—	79	—
Foreign Currency Translation Adjustments	274	(42)	512	363

Comprehensive Income (Loss)	$(1,962)	$2,678	$(1,958)	$5,337

(6)	Indebtedness. The Company has a $30.0 million committed line of credit (“Line”) that was set to expire on October 11, 2007. On July 24, 2007, the Company signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. There were no borrowings outstanding under the Line as of August 31, 2007 or February 28, 2007. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1.9 million, and the amount remaining available to be borrowed was $28.1 million as of August 31, 2007. At the Company’s option, interest is at the bank’s prime rate (8.25% as of August 31, 2007 and February 28, 2007) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $87.6 million on August 31, 2007. As of August 31, 2007, the Company was in compliance with all debt covenants. Under the Line, there are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

(7)	Inventory. Inventories consist of the following (in thousands):

	August 31, 2007	February 28, 2007
Raw Materials	$19,616	$17,896
Finished Goods	23,321	24,278

Total Inventories	$42,937	$42,174

(8)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three and six months ended August 31, 2007 and 2006.

	% of Consolidated Net Sales for the Three Months Ended August 31,		% of Consolidated Net Sales for the Six Months Ended August 31,
Customer	2007	2006	2007	2006
Ford	27%	16%	26%	18%
General Motors	13%	12%	13%	12%
DaimlerChrysler	7%	12%	10%	14%
Mitsui Steel	12%	11%	12%	9%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of August 31, 2007 and February 28, 2007.

	% of Consolidated Gross Accounts Receivable
Customer	August 31, 2007	February 28, 2007
Ford	24%	45%
General Motors	12%	11%
DaimlerChrysler	9%	10%
Mitsui Steel	7%	1%

As noted in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2007, the Company settled offsetting accounts receivable and accounts payable balances for Ford of $20.4 million during the first quarter of fiscal 2008.

MSC’s domestic and foreign net sales are presented in the table below (in thousands). Of the foreign sales, no one country comprised greater than 10% of consolidated net sales for all periods presented.

	Three Months Ended August 31,		Six Months Ended August 31,
Net Sales	2007	2006	2007	2006
Domestic	$54,108	$64,822	$112,520	$137,357
Foreign	2,058	2,491	4,311	5,720

Total	$56,166	$67,313	$116,831	$143,077

(9)	Goodwill. Goodwill is subject to at least an annual assessment of impairment by applying a fair-value based test. The Company performs its annual impairment test on the last day of the fiscal year.

Apart from $1.3 million of goodwill, the Company had no other identified intangible assets recorded on the Condensed Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the three and six months ended August 31, 2007.

(10)	Interest (Income) Expense, Net. The table presented below analyzes the components of interest (income) expense, net (in thousands).

	Three Months Ended August 31,		Six Months Ended August 31,
Interest (Income) Expense, Net:	2007	2006	2007	2006
Interest Expense	$27	$79	$78	$105
Interest Income	(135)	(347)	(268)	(499)

Interest (Income) Expense, Net	$(108)	$(268)	$(190)	$(394)

(11)	Restructuring. The production employees at the Company’s Morrisville, Pennsylvania facility were covered by a union contract that expired in March 2006. The Company implemented new terms and conditions of employment which included a voluntary severance package. A total of 31 employees accepted the voluntary severance package. The Company commenced hiring employees to replace those who elected the severance package in April 2006. The employees were working under the terms and conditions of employment the Company implemented until a new collective bargaining agreement (“New Agreement”) was ratified in August 2007, effective April 3, 2006. The New Agreement is set to expire on April 8, 2011. The Company recorded restructuring expenses of $0.6 million in severance and related expenses during the six months ended August 31, 2006 related to this restructuring. This entire restructuring reserve of $0.6 million was paid during fiscal 2007.

(12)	Income Taxes. On March 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The change in net assets recorded as a result of applying this pronouncement is considered a change in accounting principle with the cumulative effect of the change treated as an adjustment to the opening balance of retained earnings. The cumulative effect of implementing FIN 48 was an increase of $1.7 million in reserves for uncertain tax positions with a corresponding increase of $1.6 million in deferred tax assets and a decrease of $0.1 million in the beginning balance of retained earnings.

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

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The gross amount of interest accrued as of March 1, 2007 was $0.2 million. No penalties were accrued as of March 1, 2007. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2007, was $19,000 and $45,000, respectively.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., including state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The Company is currently under audit by the Internal Revenue Service for the fiscal year 2004 and is open to examination for fiscal years 2005 through 2007. The Company is also under audit in the state of Illinois for the fiscal years 2004 through 2006 and is open to examination for fiscal year 2007. The Company received a final determination letter for the Michigan audit for fiscal years 2003 through 2005 and is open to examination for fiscal years 2006 and 2007. The Company is open to examination in Ohio for fiscal years 2003 through 2007, and in Pennsylvania for fiscal years 2004 through 2007. The Company is currently under audit by German tax authorities for the calendar year 2000 through fiscal year 2004 and is open to examination for fiscal years 2005 through 2007. The Company does not expect the resolution of the U.S., Illinois, or German audits will materially impact the results of operations, financial position or cash flow.

On July 12, 2007, the new Michigan Business Tax Act was signed into law with an effective date of January 1, 2008, as the replacement for the Single Business Tax. Under FASB Statement No. 109, “Accounting for Income Taxes”, the Company is required to include the effect of a change in tax law on a deferred tax liability or asset in the reporting period of the law’s enactment. Consequently, the Company recorded a deferred tax liability in the amount of $0.1 million in the second quarter of fiscal 2008 to include the effect of the Michigan law change in the reporting period that includes July 12, 2007.

MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 34.7% and 34.9% for the three and six months ended August 31, 2007, respectively, compared to a provision of 46.0% and 45.4% in the same periods last year. The change in the effective tax rate from the prior year was primarily due to research and development tax credits. Additionally, the Company recorded a valuation allowance in the first and second quarters of fiscal 2007 as a result of operating losses by its German subsidiary in those quarters. The Company reversed a portion of the valuation allowances in the first and second quarters of fiscal 2008 as a result of income generated by its German subsidiary. This income allowed the Company to utilize a portion of its net operating loss in the first and second quarters of fiscal 2008 and, as a result, $0.1 million of valuation allowance was reversed.

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

MSC also has non-contributory defined benefit pension plans and other postretirement plans for certain of its employees. In the fourth quarter of fiscal 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 99, 106 and 123(R)” (“SFAS 158”). SFAS 158 requires that an employer that sponsors one or more single-employer defined benefit plans recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status and recognize changes in the funded status of a defined postretirement plan in the year the changes occur, and that those changes be recorded in comprehensive income, net of tax, as a separate component of stockholder’s equity. The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
(in 000’s)	Three Months Ended August 31,
	2007	2006	2007	2006
Service Cost	$—	$9	$26	$22
Interest Cost	204	202	34	35
Expected Return on Plan Assets	(158)	(152)	(1)	(1)
Amortization of Net (Gain) or Loss	47	48	5	10
Amortization of Prior Service Cost	11	13	—	—

Total Net Periodic Benefit Cost	$104	$120	$64	$66

	Pension Benefits		Other Benefits
(in 000’s)	Six Months Ended August 31,
	2007	2006	2007	2006
Service Cost	$—	$35	$52	$45
Interest Cost	408	404	67	70
Expected Return on Plan Assets	(315)	(303)	(2)	(2)
Amortization of Net (Gain) or Loss	95	95	10	19
Amortization of Prior Service Cost	24	37	—	—
Curtailment Charges	—	215	—	—

Total Net Periodic Benefit Cost	$212	$483	$127	$132

MSC previously disclosed in its financial statements for the year ended February 28, 2007, that it expected to contribute $1.1 million toward its qualified and nonqualified defined benefit pension plans and $0.1 million toward its postretirement benefit plans other than pensions in fiscal 2008. As of August 31, 2007, $0.5 million of contributions/payments have been made toward the pension plans and $0.3 million of net contributions/payments have been made to the other postretirement plans.

Effective June 30, 2006, the Company froze the defined benefit pension plan at its Morrisville, Pennsylvania plant. In conjunction with this action, which was announced during the first quarter of fiscal 2007, the Company recorded $0.2 million in pension expenses related to the curtailment of this plan during the quarter ended May 31, 2006.

(14)	Discontinued Operations. On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. As of August 31, 2007, there were $0.1 million in net liabilities remaining. The remaining net liabilities consist primarily of accrued expenses not assumed by the purchaser of Pinole Point Steel. There was no discontinued operations activity for Pinole during the three and six months ended August 31, 2007 and 2006. Pinole Point Steel is reported as a discontinued operation.

(15)	Equity and Compensation Plans. Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and restricted stock units based on estimated fair values at date of grant. SFAS 123(R) supersedes the Company’s previous “disclosure only” provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, and Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

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

The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 29,865 stock options outstanding and exercisable under this plan as of August 31, 2007.

The Company recorded $14,000 and $35,000 of compensation expense, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the three and six months ended August 31, 2007 for stock options that were granted in June 2006. The Company recorded no compensation expense in the first quarter of fiscal 2007 and $69,000 of compensation expense, net of applicable taxes, under SFAS 123(R) in the second quarter of fiscal 2007.

At the Company’s annual stockholders’ meeting in June 2007, the Company’s stockholders approved the Company’s 2007 Equity Incentive Plan, an annual and long-term incentive plan tied directly to the financial and strategic performance of MSC over preset performance periods as determined by the compensation committee of the Company’s Board of Directors. This incentive plan is designed to allow for the grant of both annual and long-term incentive awards, both in cash and in equity.

Stock Option Activity

The Company granted 150,000 stock options during the quarter ended August 31, 2006. The Black-Scholes weighted average value per option granted was $2.73. As previously noted, the Company recorded compensation expense related to this grant of $14,000 and $35,000, net of related taxes, during the three and six months ended August 31, 2007. There were no options granted, and 11,375 options were forfeited, during the first six months of fiscal 2008. As of August 31, 2007, there was $0.2 million of total unrecognized pretax compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending May 31, 2009.

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

(16)	Segments. MSC operates in one business segment based on how management views its business for evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated material-based solutions include coil coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning, lighting and appliance markets. The Company utilizes a significant level of shared assets and personnel across each of its product categories and it is common for a single customer to purchase products from several different product categories.

	For the three months ended August 31,				For the six months ended August 31,
	2007		2006		2007		2006
Net Sales ($ in millions)	$	%	$	%	$	%	$	%
Acoustical	$26.1	46	$31.9	47	$57.2	49	$71.1	50
Coated	30.1	54	35.4	53	59.6	51	72.0	50

Total	$56.2	100	$67.3	100	$116.8	100	$143.1	100

(17)	New Accounting Pronouncements. Effective March 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The impact of the adoption of this pronouncement is discussed in Note 12 in this Form 10-Q.

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

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. The estimated range of the Company’s remaining liability for this site is $0.5 million to $0.6 million. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.2 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

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

The Company’s environmental reserves, based on management’s best estimate, were approximately $0.8 million as of August 31, 2007 and $0.9 million as of February 28, 2007. The Company does not believe the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s income statement, financial position or cash flows, given the reserves recorded as of August 31, 2007 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposure. MSC believes its range of exposure for all known environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, is $0.8 million to $1.2 million.

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

During the fiscal quarter ended May 31, 2007, the Company entered into an agreement to purchase an additional $3.3 million of certain raw materials ratably over a 22-month period ending in June 2009. During the quarter ended August 31, 2007, the Company entered into an agreement to purchase certain amounts of natural gas at a fixed price ending in February 2008.

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

Executive Summary

Material Sciences Corporation (“MSC”, “we”, “our” or “us”) focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts, brake dampers, engine parts and computer disk drives. Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning (“HVAC”), appliance, swimming pool and lighting markets. We utilize a significant level of shared assets and management across each of our product categories. It is common for a single customer to purchase products from several different product categories.

As discussed in more detail in our Form 10-K, the general state of the principal industries in which we operate presents the following risks: uncertainty in the North American automobile industry, weakness in the US housing industry, pricing and availability of materials, overcapacity and shifts in the supply models. The three largest North American automobile manufacturers continue to represent three of our four largest customers and their production cuts that were effective for the second half of calendar 2006 have stretched into calendar 2007. The continued deterioration of their market share continues to negatively impact our revenues and profits in fiscal 2008. Weakness in the US housing market has resulted in a decrease in revenues and profits in our coated business. In addition, the pricing of materials continues to increase, including the cost of steel, zinc and nickel, as well as the cost of energy and the cost of petroleum-based products. Excess capacity in the domestic coil coating market continues to result in extreme competition in pricing, terms of sale and facility utilization. As discussed in more detail below under “Results of Operations”, we lost a majority of our disk drive business which has negatively impacted revenues and profits in our acoustical business.

As a result of the increased sales efforts we have undertaken to increase our global market share, we made our first sale of acoustical product to a customer in China in the second quarter of fiscal 2008. Additionally, during August 2007 we shipped equipment to Hae Won Steel (“Hae Won”) for the production of Quiet Steel® and other decorative laminate products in Korea, and we experienced our first Japanese automotive manufacturer sales in the second quarter of fiscal 2008.

Results of Operations

A summary of our consolidated financial performance is as follows:

	Three Months Ended August 31,			Six Months Ended August 31,
	2007	2006	% Fav(Unfav) Variance	2007	2006	% Fav(Unfav) Variance
Net Sales	$56,166	$67,313	(16.6)%	$116,831	$143,077	(18.3)%

Gross Profit	$4,928	$13,301	(63.0)%	$14,609	$26,392	(44.6)%
% of Net Sales	8.8%	19.8%		12.5%	18.4%

Selling, General and Administrative	$8,628	$8,588	(0.5)%	$18,916	$17,198	(10.0)%
% of Net Sales	15.4%	12.8%		16.2%	12.0%

Sales

($ in 000’s)	Net Sales for the Three Months Ended August 31,
Application	2007	2006	$ Variance	% Variance
Acoustical	$26,035	$31,870	$(5,835)	(18.3)%
Coated	30,131	35,443	(5,312)	(15.0)%

Total	$56,166	$67,313	$(11,147)	(16.6)%

($ in 000’s)	Net Sales for the Six Months Ended August 31,
Application	2007	2006	$ Variance	% Variance
Acoustical	$57,246	$71,046	$(13,800)	(19.4)%
Coated	59,585	72,031	(12,446)	(17.3)%

Total	$116,831	$143,077	$(26,246)	(18.3)%

Sales of acoustical materials, of $26.1 million and $57.2 million for the three and six months ended August 31, 2007, decreased 18.3% and 19.4%, respectively, from $31.9 million and $71.0 million in the same periods last year. Body panel laminate sales for the three and six months ended August 31, 2007 decreased 27.6% and 23.8%, respectively, from $17.1 million to $12.4 million in the three-month period and from $39.1 million to $29.8 million in the six-month period, primarily due to the continued softness of the North American auto industry. The significant decrease in automobile production by the U.S. automakers has reduced the demand for body panel laminate. We expect this slowdown in the U.S. auto market will continue throughout this fiscal year. Sales in the brake market for the three and six months ended August 31, 2007 were $7.0 million and $13.7 million, respectively, down 17.9% and

23.1% from $8.6 million and $17.9 million in the same periods last year, primarily due to softness in the auto industry and an overall reduction in the quantity of inventory carried by our customers. Growth in our European brake market of approximately 18% and 32% for the three and six months ended August 31, 2007, respectively, helped to partially offset weakness in the U.S. auto industry. We also lost a majority of our disk drive business in the third quarter of fiscal 2007 as our largest customer in this sector changed its disk drive design methodology. Disk drive sales of $0.1 million and $0.2 million for the three and six months ended August 31, 2007 decreased 87.0% and 91.2%, respectively, from $0.8 million and $2.5 million in the same periods last year, primarily due to this lost business. We continue to actively seek new markets, both in the United States and abroad, for our acoustical products. We believe our Application Research Center in Michigan and our Application Development Center in Europe will provide the opportunity to showcase the value that these products can provide to our customers.

Sales of coated materials, which are primarily in the automotive and building industries, of $30.1 million and $59.6 million for the three and six months ended August 31, 2007 decreased 15.0% and 17.3% from $35.4 million and $72.0 million in the same periods last year. Gas tank sales for the three months ended August 31, 2007 increased 15.0%, from $9.4 million to $10.9 million compared with the same period last year due to the addition of new customers and business, and decreased 3.6% from $22.4 million to $21.6 million for the six months ended August 31, 2007 compared with the same period last year. Sales of appliance products decreased 17.2% from $8.8 million to $7.3 million for the three months ended August 31, 2007 and decreased 10.3% from $16.5 million to $14.8 million for the six months ended August 31, 2007 compared with the same periods last year. Sales of building products for the three and six months ended August 31, 2007 decreased 3.0% and 17.3%, from $6.8 million to $6.6 million, and from $12.7 million to $10.5 million, respectively, compared with the three and six months ending August 31, 2006, as weakness in the housing market continues to negatively impact our sales.

Gross Profit

Our gross profit for the three and six months ended August 31, 2007 was $4.9 million, 8.8% of net sales, and $14.6 million, 12.5% of net sales, respectively, compared with $13.3 million, 19.8% of net sales, and $26.4 million, 18.4% of net sales, in the same periods of fiscal 2007. The decrease in gross profit and the gross margin during the fiscal quarter was primarily due to the significant decrease in sales from the prior year quarter that was marked by high volumes, utilization, labor and overhead spending and quality costs. The decrease in sales volume and mix reduced our gross profit in the quarter by $7.2 million. Reduced scrap sales of $0.9 million, the impact of a one-time mark-to-market contract gain of $0.6 million in the prior year quarter, along with $0.2 million higher depreciation resulting from the implementation of our ERP system, partially offset by current quarter favorable quality, labor and overhead spending, also reduced comparable profits. Additionally, the Company recorded a charge to cost of sales of $0.5 million to correct inventory related errors, which primarily related to our first quarter of fiscal 2008. This amount is not material to the current or prior fiscal quarter or the fiscal year.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended August 31, 2007 were flat at $8.6 million, or 15.4% of net sales, compared with 12.8% of net sales, in the same period last year. SG&A expenses for the six months ended August 31, 2007 were $18.9 million, or 16.2% of net sales, compared with $17.2 million, or 12.0% of net sales, in the same period last year. SG&A expenses in the second quarter of fiscal 2008 were flat compared with last year. We experienced a bad debt expense of $0.4 million due to the bankruptcy of one of our customers in the current fiscal quarter. This resulted in an unfavorable variance to the prior year quarter of $0.7 million due to the recovery of a previously written off account receivable in the prior year quarter. Depreciation expense was higher by $0.2 million compared with the same period last year primarily due to the Application Research Center. Salaries and wages were also higher by $0.3 million. These increases were offset by lower incentive expenses of $0.8 million compared to the prior year quarter, which included the reversal of $0.3 million recorded in the first quarter of fiscal 2008, and lower professional fees. For the six-month period ended August 31, 2007, the increase is primarily due to higher salaries and wages of $0.9 million, increased depreciation costs of $0.5 million, higher product development expenses of $0.4 million, and increased travel costs of $0.3 million. The increase in salaries and wages is primarily due to annual salary increases which took effect in March. The increased depreciation is primarily due to depreciation on the Application Research Center, the majority of which was placed in service in June and November of calendar 2006. The increased product development expenses and travel costs are a direct result of the increased sales efforts we have undertaken to expand our product base and increase our global market share.

Restructuring

The production employees at our Morrisville, Pennsylvania facility were covered by a union contract that expired in March 2006. New terms and conditions of employment were implemented which included a voluntary severance package. A total of 31 employees accepted the voluntary severance package. We commenced hiring employees to replace those who elected the severance package in April 2006. The employees were working under the terms and conditions of employment we implemented until a new collective bargaining agreement (“New Agreement”) was ratified in August 2007, effective April 3, 2006. The New Agreement is set to expire on April 8, 2011. We recorded restructuring expenses of $0.6 million in severance and related expenses during the fiscal quarter ended May 31, 2006 related to this restructuring. This entire restructuring reserve of $0.6 million was paid during fiscal 2007.

Total Other Income, Net

Total other income, net for the three and six months ended August 31, 2007 was $0.2 million and $0.4 million, respectively, compared with $0.3 million and $0.5 million in the same periods of fiscal 2007. The decrease in both periods is primarily due to $0.1 million of interest income on an account receivable recovery in the second quarter of fiscal 2007 that did not repeat in fiscal 2008.

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

We classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The gross amount of interest accrued as of March 1, 2007 was $0.2 million, net of $0.1 million in related tax benefits. No penalties were accrued as of March 1, 2007. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statement of Operations for the three and six months ended August 31, 2007, was $19,000 and $45,000, respectively.

We do not anticipate that the total amount of unrecognized tax benefits will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the U.S., including state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. We are currently under audit by the Internal Revenue Service for the fiscal year 2004 and are open to examination for fiscal years 2005 through 2007. We are also under audit in the state of Illinois for the fiscal years 2004 through 2006 and are open to examination for fiscal year 2007. We received a final determination letter for the Michigan audit for fiscal years 2003 through 2005 and are open to examination for fiscal years 2006 and 2007. We are open to examination in Ohio for fiscal years 2003 through 2007, and in Pennsylvania for fiscal years 2004 through 2007. We are currently under audit by German tax authorities for the calendar year 2000 through fiscal year 2004 and are open to examination for fiscal years 2005 through 2007. We do not expect the resolution of the U.S., Illinois or German audits will materially impact our results of operations, financial position or cash flow.

On July 12, 2007, the new Michigan Business Tax Act was signed into law with an effective date of January 1, 2008, as the replacement for the Single Business Tax. Under FASB Statement No. 109, “Accounting for Income Taxes”, we are required to include the effect of a change in tax law on a deferred tax liability or asset in the reporting period of the law’s enactment. Consequently, we recorded a deferred tax liability in the amount of $0.1 million in the second quarter of fiscal 2008 to include the effect of the Michigan law change in the reporting period that includes July 12, 2007.

Our effective income tax provision (benefit) rate for continuing operations was a benefit of 34.7% and 34.9% for the three and six months ended August 31, 2007, respectively, compared with a provision of 46.0% and 45.4% in the same periods last year, respectively. The change in the effective tax rate from the prior year was primarily due to research and development tax credits. Additionally, we recorded a valuation allowance in the first quarter of fiscal 2007 as a result of operating losses by our German subsidiary in that quarter. We reversed a portion of the valuation allowances in the first and second quarters of fiscal 2008 as a result of income generated by our German subsidiary. This income allowed us to utilize a portion of our net operating loss in the first and second quarters of fiscal 2008 and, as a result, $0.1 million of our valuation allowance was reversed.

Results of Discontinued Operations

On May 31, 2002, we sold substantially all of the assets of our Pinole Point Steel business. As of August 31, 2007, there were $0.1 million in net liabilities remaining. The remaining net liabilities consist primarily of accrued expenses not assumed by the purchaser of Pinole Point Steel. There was no discontinued operations activity for Pinole during the three and six months ended August 31, 2007 and 2006. Pinole Point Steel is reported as a discontinued operation.

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

During the first six months of fiscal 2008, we generated $2.8 million of cash from operating activities compared to $7.2 million during the first six months of last fiscal year. The decrease from fiscal 2007 was primarily due to the net loss incurred during the first half of fiscal 2008 and increased raw material purchases. The raw material purchases were made to fulfill purchase obligations made during our fourth fiscal quarter of 2007. As we disclosed in the 10-K, we settled $20.4 million of accounts receivable and accounts payable for Ford during the first quarter of fiscal 2008.

In the first six months of fiscal 2008, we invested $3.3 million in capital improvement projects, compared to $7.5 million in the same period last year. The decrease was primarily attributable to the construction costs of finishing the Application Research Center in Michigan during the first and second fiscal quarters of last year. Capital expenditures in fiscal 2008 included $0.5 million in capital improvements that were in accounts payable as of February 28, 2007 less $0.4 million in capital improvements that were in accounts payable as of August 31, 2007.

We have a $30.0 million committed line of credit (“Line”) that was set to expire on October 11, 2007. On July 24, 2007, we signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. There were no borrowings outstanding under the Line as of August 31, 2007. Borrowing capacity reserved for outstanding letters of credit was $1.9 million, and the amount remaining available to be borrowed was $28.1 million as of August 31, 2007. At our option, interest is at the bank’s prime rate (8.25% as of August 31, 2007 and February 28, 2007) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $87.6 million on August 31, 2007. As of August 31, 2007, we were in compliance with all debt covenants. There are restrictions under the Line on our use of cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The Line is secured by specific personal property, including receivables, inventory and property, plant and equipment.

In February 2006, our Board of Directors approved a share repurchase program whereby we may repurchase up to one million shares of our common stock. The shares may be repurchased from time-to-time on the open market, subject to market conditions, existing financial covenants associated with our credit facility and other factors, generally funded with internally generated cash. On July 12, 2007 we entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. During the second quarter, we repurchased 226,494 shares, at a cost of $2.1 million, under this plan. We repurchased 254,694 shares during the six-month period ended August 31, 2007 at a total cost of $2.4 million. During the fiscal year ended February 28, 2007, we repurchased 227,000 shares at a total cost of $2.2 million.

We are party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available was $0.8 million to $1.2 million as of August 31, 2007. Refer to Note 18 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Contractual Obligations

The only significant change to the contractual obligations table presented in our Form 10-K was that we made commitments for additional purchases of $3.3 million of certain raw materials ratably over a 22-month period ending in June 2009 and signed an agreement to purchase certain amounts of natural gas at a fixed price ending in February 2008.

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

We provide for an allowance for uncollectible accounts using both specific and general estimates. We calculate a specific reserve for disputed accounts receivable items by assessing specific receivables that are aged and assessing the aging of the total receivable pool using both historical data and current knowledge of specific items. We calculate a general reserve for bankruptcy and insolvency by applying a fixed allowance percentage to the total receivable pool. The allowance for doubtful accounts was $0.6 million as of August 31, 2007 and $0.5 million as of February 28, 2007. A 10% increase or decrease in our estimates would result in a change in the allowance of less than $60,000.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control over financial reporting, and may take other corrective actions, if its reviews identify a need for such modifications or actions.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. In reaching this conclusion management considered, as described below, the impact of the immaterial financial reporting errors relating to prior periods and the subsequent improvements in internal control over financial reporting.

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

Changes in internal control over financial reporting. Beginning in fiscal 2006 and as disclosed in prior quarters, the Company adopted a long term strategy and began execution thereof to continuously improve internal control over financial reporting to achieve a sustainable and effective internal control structure. Information Technology (IT) systems, people and processes are all tightly, interrelated and difficult to separate. Striking the optimum balance between improved processes, better trained and supervised personnel and critical IT improvements is essential for success. To this end, management is executing this long term strategy by (1) upgrading existing financial applications to replace its multiple disparate legacy computer systems with a common Enterprise Resource Planning (ERP) system and (2) realigning the responsibilities of the finance organization to optimize resources and improve internal controls over financial reporting.

The Company completed the implementation of the ERP system at the final two domestic manufacturing locations in the second fiscal quarter. The one common ERP system has helped to standardize, simplify, automate and improve key financial reporting processes and internal controls over financial reporting. As a result of improved processes utilizing the one standard ERP system and the experience of new finance leadership personnel hired to execute the long term strategy, the Company identified certain immaterial financial statement errors relating to the prior periods, mainly from the first fiscal quarter of 2008. These errors related primarily to inventory costing and the related cost of sales. While the actual errors identified were not material to the Company’s interim financial statements for the current or prior periods, the associated breakdowns in internal controls represented a material weakness at that time. These errors were primarily caused by inexperience with respect to some of the detailed closing procedures required under the new ERP system mentioned above. Some employees were not familiar with the reports generated by the new ERP system such that they were misused in compiling and reconciling financial data for the period end reporting process.

During the second fiscal quarter of 2008, the Company improved its monitoring controls by providing additional training and management review through an increased level of active oversight to the financial closing processes at the individual manufacturing locations. Although management believes the aforementioned material weakness in our internal control over financial reporting has been remediated, we will continue to execute our strategy and monitor the effectiveness of these actions and will make additional improvements as deemed appropriate. Management has performed additional analysis and other post-closing procedures to ensure the Company’s condensed consolidated interim financial statements are prepared in accordance with generally accepted accounting principles. During the quarter ended August 31, 2007, there were no other changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2007

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

Item 1A. Risk Factors

There were no significant changes to the risk factors listed in the Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table shows the repurchases of common stock made by the Company during the fiscal quarter ended August 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
June 1–30, 2007	—	—	—	744,800
July 1–31, 2007	—	—	—	744,800
August 1–31, 2007	226,494	$9.16	226,494	518,306

Total	226,494	$9.16	226,494	518,306

(1)	These shares are under an open market stock repurchase program for up to an aggregate amount of one million shares of common stock, which was previously announced on February 8, 2006 and which has no set termination date. On July 12, 2007 the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 27, 2007. An aggregate of 13,475,975 shares of Common Stock, or 92.2% of the Company’s outstanding shares, were represented at the meeting either in person or by voting proxy and, accordingly, a quorum was present for the meeting. The following proposals were adopted by a majority of the shares voting for each proposal as follows:

Proposal One: Election of the following seven directors to serve until the annual meeting in 2008:

NOMINEE	FOR	%	WITHHELD	%
Avrum Gray	13,075,045	97.02%	400,930	2.98%
Frank L. Hohmann III	13,139,941	97.51%	336,034	2.49%
Samuel Licavoli	13,122,549	97.38%	353,426	2.62%
Patrick J. McDonnell	13,391,661	99.37%	84,314	0.63%
Dr. Ronald A. Mitsch	13,127,023	97.41%	348,952	2.59%
Clifford D. Nastas	13,396,378	99.41%	79,597	0.59%
John P. Reilly	13,361,472	99.15%	114,503	0.85%

Proposal Two: Ratification of Deloitte & Touche LLP as the Company’s independent, registered public accounting firm for the fiscal year ending February 29, 2008. Deloitte & Touche LLP was ratified as the Company’s independent, registered public accounting firm with 13,428,535 votes cast for, 47,250 votes cast against and 190 votes abstaining.

Proposal Three: Approval of the 2007 Employee Stock Purchase Plan. The 2007 Employee Stock Purchase Plan was approved with 11,340,476 votes cast for, 238,745 votes cast against, 497,552 votes abstaining and 1,399,202 broker non-votes.

Proposal Four: Approval of the 2007 Incentive Plan. The 2007 Incentive Plan was approved with 11,228,068 votes cast for, 350,874 votes cast against, 497,831 votes abstaining and 1,399,202 broker non-votes.

Item 5. Other Information

On July 24, 2007 the Company signed an amendment to its existing line of credit under the Amended and Restated Loan and Security Agreement dated as of April 30, 2004 among the Company and LaSalle Bank National Association, The Northern Trust Company and LaSalle Bank National Association, as Agent (the “Credit Agreement”). The amendment extended the expiration date of the Credit Agreement to April 11, 2008. No other changes were made to the Credit Agreement. A copy of the amendment to the Credit Agreement is attached as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 10th day of October 2007.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James M. Froisland
James M. Froisland
Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2007

Index to Exhibits

Exhibit Number	Description of Exhibit
10.1	First Amendment to Credit Agreement, dated as of July 24, 2007, among the Company and LaSalle Bank National Association, The Northern Trust Company and LaSalle Bank National Association, as Agent.

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer