Form 10-Q
period 2007-11-30
MATERIAL SCIENCES CORP
filed 2008-01-09
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

As of January 4, 2008, there were 14,271,242 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net Sales	$65,074	$60,653	$181,905	$203,730
Cost of Sales	56,054	53,170	158,276	169,855

Gross Profit	9,020	7,483	23,629	33,875
Selling, General and Administrative Expenses	8,361	8,547	27,277	25,745
Restructuring Expenses	—	—	—	592

Income (Loss) from Operations	659	(1,064)	(3,648)	7,538

Other (Income) and Expense:
Interest (Income) Expense, Net	(117)	(115)	(307)	(509)
Equity in Results of Joint Venture	(132)	(37)	(257)	(93)
Other, Net	(46)	(36)	(123)	(99)

Total Other Income, Net	(295)	(188)	(687)	(701)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	954	(876)	(2,961)	8,239
Provision (Benefit) for Income Taxes	271	(699)	(1,095)	3,442

Income (Loss) from Continuing Operations	683	(177)	(1,866)	4,797

Net Income (Loss)	$683	$(177)	$(1,866)	$4,797

Basic Net Income (Loss) Per Share	$0.05	$(0.01)	$(0.13)	$0.33

Diluted Net Income (Loss) Per Share	$0.05	$(0.01)	$(0.13)	$0.33

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,251	14,525	14,419	14,641
Dilutive Shares	—	—	—	26

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,251	14,525	14,419	14,667

Outstanding Common Stock Options Having No Dilutive Effect	170	227	170	227

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	November 30, 2007	February 28, 2007
Assets:
Current Assets:
Cash and Cash Equivalents	$3,921	$11,667
Short Term Investment	6,000	—
Receivables, Less Reserves of $3,558 and $4,020, Respectively	37,610	48,121
Income Taxes Receivable	3,082	1,665
Prepaid Expenses	1,160	1,168
Inventories	42,778	42,174
Deferred Income Taxes	4,524	2,204
Assets Held For Sale	3,921	—

Total Current Assets	102,996	106,999

Property, Plant and Equipment	211,550	245,570
Accumulated Depreciation and Amortization	(143,855)	(170,666)

Net Property, Plant and Equipment	67,695	74,904

Other Assets:
Investment in Joint Venture	3,059	2,363
Goodwill	1,319	1,319
Deferred Income Taxes	2,080	1,592
Other	228	192

Total Other Assets	6,686	5,466

Total Assets	$177,377	$187,369

Liabilities:
Current Liabilities:
Accounts Payable	$31,455	$39,251
Accrued Payroll Related Expenses	4,738	5,414
Accrued Expenses	10,060	7,114
Current Liabilities of Discontinued Operation - Pinole Point Steel	45	66

Total Current Liabilities	46,298	51,845

Long-Term Liabilities:
Other	8,278	9,191

Total Long-Term Liabilities	8,278	9,191

Commitments and Contingencies

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	381
Additional Paid-In Capital	79,399	79,171
Treasury Stock at Cost	(52,055)	(48,757)
Retained Earnings	92,296	94,255
Accumulated Other Comprehensive Income	2,780	1,283

Total Shareowners’ Equity	122,801	126,333

Total Liabilities and Shareowners’ Equity	$177,377	$187,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Nine Months Ended November 30,
(In thousands)	2007	2006
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(1,866)	$4,797
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	8,759	8,040
Provision for Deferred Income Taxes	(556)	485
Compensatory Effect of Stock Plans	88	202
Loss on Disposal of Asset	33	50
Other, Net	(257)	(93)
Changes in Assets and Liabilities:
Receivables	10,802	(3,705)
Income Taxes Receivable	(1,704)	860
Prepaid Expenses	18	(653)
Inventories	(330)	(15,360)
Accounts Payable	(8,025)	14,085
Accrued Expenses	55	(196)
Other, Net	(836)	(337)

Net Cash Provided by Continuing Operations	6,181	8,175
Net Cash Provided by (Used in) Discontinued Operations	(21)	(614)

Net Cash Provided by Operating Activities	6,160	7,561

Investing Activities:
Capital Expenditures	(4,804)	(10,579)
Purchases of Short-term investment	(66,325)
Proceeds from Short-term investment sold	60,325

Net Cash Used in Investing Activities	(10,804)	(10,579)

Financing Activities:
Purchases of Treasury Stock	(3,298)	(2,229)
Issuance of Common Stock	140	317

Net Cash Used in Financing Activities	(3,158)	(1,912)

Effect of Exchange Rate Changes on Cash	56	(21)

Net Decrease in Cash	(7,746)	(4,951)
Cash and Cash Equivalents at Beginning of Period	11,667	13,600

Cash and Cash Equivalents at End of Period	$3,921	$8,649

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$564	$(892)

Supplemental Cash Flow Disclosures:
Interest Paid	$113	$99
Income Taxes Paid (Refunded), net	$1,104	$2,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

(in thousands except share data)

The data as of November 30, 2007 and for the three and nine months ended November 30, 2007 and 2006 has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 11, 2007 for the fiscal year ended February 28, 2007.

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $132 and $257 for the three and nine months ended November 30, 2007, respectively, compared with $37 and $93 for the same periods in 2006.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,040,293 Shares Issued and 14,271,242 Shares Outstanding as of November 30, 2007 and 19,030,907 Shares Issued and 14,615,259 Shares Outstanding as of February 28, 2007.

(4)	Treasury Stock. In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares may be repurchased from time-to-time on the open market, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. During the fiscal year ended February 28, 2007, the Company repurchased 227,000 shares of common stock on the open market at a total cost of $2.2 million. In the first two quarters of Fiscal 2008, the Company repurchased 254,694 shares on the open market at a total cost of $2.4 million. On July 12, 2007 the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares permitted to be purchased pursuant to the 10b5-1 plan had been purchased. Including the shares purchased pursuant to the 10b5-1 plan, the Company repurchased 98,709 shares on the open market during the fiscal quarter ended November 30, 2007 at a total cost of $0.9 million. Of the one million share repurchase authorized in February 2006, 580,403 shares have been repurchased at a total cost of $5.5 million and 419,597 shares remain to be purchased.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. This authorization is in addition to the 419,597 shares remaining to be purchased under the February 2006 authorization. The Company had not repurchased any shares under this new authorization as of the date of the filing of this Form 10-Q.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2007	4,415,648	$48,757	$11.04
Repurchases During the Nine Months Ended November 30, 2007	353,403	3,298	9.33

Treasury Stock as of November 30, 2007	4,769,051	$52,055	$10.92

(5)	Short-Term Investments

The company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s short-term investments consist of available for sale debt securities. These available for sale securities consist of auction rate securities which are invested in highly rated Nuveen Closed-End funds and are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 days. These auction rate securities do not have maturity dates. Despite the long term nature of their stated contractual maturities, the Company generally has the ability to liquidate these securities in 7 days. Management’s intent is to hold these securities as liquid assets convertible to cash for applicable operational needs as they may arise.

As of November 30, 2007 and February 28, 2007 the Company held short-term investments of $6.0 million and nil, respectively, which are auction rate securities. All income generated from these short-term investments is classified as dividend income.

(6)	Comprehensive Income (in thousands).

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Net Income (Loss)	$683	$(177)	$(1,866)	$4,797
Other Comprehensive Income (Loss):
Pension/Postretirement SFAS 158 Adjustments, Net of Benefit for Income Taxes of $18, $0, $68 and $0, Respectively	30	—	109	—
Foreign Currency Translation Adjustments	876	205	1,388	568

Comprehensive Income	$1,589	$28	$(369)	$5,365

(7)	Indebtedness. The Company has a $30.0 million committed line of credit (“Line”) that had been scheduled to expire on October 11, 2007. On July 24, 2007, the Company signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. There were no borrowings outstanding under the Line as of November 30, 2007 or February 28, 2007. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1.9 million, and the amount remaining available to be reserved for borrowing was $28.1 million as of November 30, 2007. At the Company’s option, interest is at the bank’s prime rate (7.5% as of November 30, 2007 and February 28, 2007) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio of 3.0 to 1.0; and minimum net worth of $80.0 million plus 50% of positive consolidated net income ending on or after May 31, 2004, or $88.0 million on November 30, 2007. As of November 30, 2007, the Company was in compliance with all debt covenants. Under the Line, there are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

(8)	Inventory. Inventories consist of the following (in thousands):

	November 30, 2007	February 28, 2007
Raw Materials	$17,466	$17,896
Finished Goods	25,312	24,278

Total Inventories	$42,778	$42,174

(9)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three and nine months ended November 30, 2007 and 2006.

	% of Consolidated Net Sales for the Three Months Ended November 30,		% of Consolidated Net Sales for the Nine Months Ended November 30,
Customer	2007	2006	2007	2006
Ford	25%	17%	26%	18%
General Motors	14%	17%	14%	14%
DaimlerChrysler	12%	11%	11%	13%
Mitsui Steel	10%	12%	11%	10%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of November 30, 2007 and February 28, 2007.

	% of Consolidated Gross Accounts Receivable
Customer	November 30, 2007	February 28, 2007
Ford	22%	45%
General Motors	17%	11%
DaimlerChrysler	13%	10%
Mitsui Steel	6%	1%

As noted in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2007, the Company settled offsetting accounts receivable and accounts payable balances for Ford of $20.4 million during the first quarter of fiscal 2008.

MSC’s domestic and foreign net sales are presented in the table below (in thousands). Of such foreign sales, no one country comprised greater than 10% of consolidated net sales for any period presented.

	Three Months Ended November 30,		Nine Months Ended November 30,
Net Sales	2007	2006	2007	2006
Domestic	$62,323	$58,478	$174,843	$195,835
Foreign	2,751	2,175	7,062	7,895

Total	$65,074	$60,653	$181,905	$203,730

(10)	Goodwill. Goodwill is subject to at least an annual assessment of impairment by applying a fair-value based test. The Company performs its annual impairment test on the last day of the fiscal year.

Apart from $1.3 million of goodwill, the Company had no other identified intangible assets recorded on the Condensed Consolidated Balance Sheets. There was no change in the carrying amount of goodwill for the three and nine months ended November 30, 2007.

(11)	Interest (Income) Expense, Net. The table presented below analyzes the components of Interest (income) expense, net (in thousands). In the third quarter ended November 30, 2007, the Company began investing in short-term auction rate preferred securities which produced dividend income.

	Three Months Ended November 30,		Nine Months Ended November 30,
Interest (Income) Expense, Net:	2007	2006	2007	2006
Interest Expense	$25	$24	$103	$75
Dividend Income	(66)		(66)
Interest Income	(76)	(139)	(344)	(584)

Interest (Income) Expense, Net	$(117)	$(115)	$(307)	$(509)

(12)	Restructuring. The production employees at the Company’s Morrisville, Pennsylvania facility previously worked under a union contract which expired in March 2006. The Company implemented new terms and conditions of employment for employees upon the contract’s expiration and offered a voluntary severance package. Thirty one employees accepted the voluntary severance package. In April 2006 the Company commenced hiring employees to replace those who elected the severance package. All employees at the Morrisville facility were working under the terms and conditions of employment implemented by the Company upon the union contract’s application in March 2006 until a new collective bargaining agreement (“New Agreement”) was ratified in August 2007, effective April 3, 2006. The New Agreement will expire on April 8, 2011. The Company recorded $0.6 million in severance and related expenses during the six months ended August 31, 2006 related to this employee restructuring. This entire restructuring reserve of $0.6 million was paid during fiscal 2007.

(13)	Income Taxes. On March 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The change in net assets recorded as a result of applying this pronouncement is considered a change in accounting principle with the cumulative effect of the change treated as an adjustment to the opening balance of retained earnings. The cumulative effect of implementing FIN 48 was an increase of $1.7 million in reserves for uncertain tax positions with a corresponding increase of $1.6 million in deferred tax assets and a decrease of $0.1 million in the beginning balance of retained earnings.

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

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The gross amount of interest accrued as of March 1, 2007 was $0.2 million. No penalties were accrued as of March 1, 2007. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2007, was $24 and $69 respectively.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The audit of the Company by the Internal Revenue Service for fiscal year 2004 was completed as of November 30, 2007. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2007. The Company is under audit by the state of Illinois for fiscal years 2004 through 2006 and is open to examination for fiscal year 2007. The Company is in discussions regarding a final determination letter for the Michigan audit for fiscal years 2003 through 2005 and is open to examination for fiscal years 2006 and 2007. The Company is open to examination in Ohio for fiscal years 2003 through 2007, and in Pennsylvania for fiscal years 2004 through 2007. The audit of the Company by the German tax authorities for calendar year 2000 through fiscal year 2004 was completed as of November 30, 2007. The resolution of the U.S. and German tax audits did not materially impact the Company’s results of operations, financial position or cash flow. The Company does not expect the resolution of the Illinois audit will materially impact the results of operations, financial position or cash flow.

On July 12, 2007, the new Michigan Business Tax Act was signed into law with an effective date of January 1, 2008, as the replacement for the Michigan Single Business Tax. Under FASB Statement No. 109, “Accounting for Income Taxes”, the Company is required to include the effect of a change in tax law on a deferred tax liability or asset in the reporting period of the law’s enactment. Consequently, the Company recorded a deferred tax liability in the amount of $0.1 million in the second quarter of fiscal 2008 to include the effect of the Michigan tax law change in the reporting period that includes July 12, 2007. On September 30, 2007, Michigan H.B. 5104 was signed into law amending the Michigan Business Tax to provide for a deduction beginning in the 2015 tax year to offset the financial statement expense associated with establishing deferred tax liabilities, as passed in July 2007. In accordance with FASB Statement No. 109, “Accounting for Income Taxes”, the Company is required to include the effect of a change in tax law on a deferred tax liability or asset in the reporting period of the law’s enactment. Therefore, the Company recorded a deferred tax asset in the third quarter of fiscal 2008 in the amount of $0.1 million as required by the September 2007 law change.

As a result of new German tax legislation effective January 1, 2008, the Company’s effective income tax rate in Germany is reduced from 35.98% to 26.33%. The new German tax rate applies to fiscal year 2008. The impact of the German tax rate reduction has been included in the calculation of the current income tax provision, the deferred tax assets and the tax reserve for Germany. The deferred tax asset has been reduced by $0.8 million, the valuation allowance has been reduced by $0.7 million, and the reserve has been reduced by $0.1 million. The calculations include the adjustment for foreign translation changes. The impact of the German tax rate change on the tax provision was not material.

MSC’s effective income tax provision (benefit) rate for continuing operations was a provision of 28.4% and a benefit of 37.0% for the three and nine months ended November 30, 2007, respectively, compared to a benefit of 79.8% and a provision of 41.8% in the same periods last year. The prior year effective tax rate included the impact of the Company’s review of deferred tax balances and the audit of fiscal years 2002 and 2003 by the Internal Revenue Service, resulting in adjustments of $0.3 million and $56, respectively. The current year effective tax rate includes the effect of the research and development tax credit in the amount of $0.3 million.

(14)	Retirement and Savings Plans. The Company has one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k), the Material Sciences Savings & Investment Plan (the “SIP”). All employees of MSC can elect to participate in the SIP. MSC had a non-contributory defined pension plan that covered a majority of its employees. This plan was frozen on June 30, 2006 and the plan assets were merged into the SIP as of January 1, 2007. The Company makes an annual contribution into the SIP at varying rates by location for employees who were covered under the defined pension plan in prior years.

MSC also has non-contributory defined benefit pension plans and other postretirement plans for certain of its employees. In the fourth quarter of fiscal 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 99, 106 and 123(R)” (“SFAS 158”). SFAS 158 requires that an employer that sponsors one or more single-employer defined benefit plans recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status and recognize changes in the funded status of a defined postretirement plan in the year the changes occur, and that those changes be recorded in the employer’s comprehensive income, net of tax, as a separate component of stockholder’s equity. The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans and other postretirement plans.

(in 000’s)	Pension Benefits		Other Benefits
	Three Months Ended November 30,
	2007	2006	2007	2006
Service Cost	$—	$—	$26	$23
Interest Cost	199	202	34	35
Expected Return on Plan Assets	(155)	(152)	(2)	(1)
Amortization of Net Loss	43	48	5	9
Amortization of Prior Service Cost	—	13	—	—

Total Net Periodic Benefit Cost	$87	$111	$63	$66

(in 000’s)	Pension Benefits		Other Benefits
	Nine Months Ended November 30,
	2007	2006	2007	2006
Service Cost	$—	$35	$78	$68
Interest Cost	607	606	101	105
Expected Return on Plan Assets	(470)	(455)	(4)	(3)
Amortization of Net Loss	138	143	15	28
Amortization of Prior Service Cost	24	50	—	—
Curtailment Charges	—	215	—	—

Total Net Periodic Benefit Cost	$299	$594	$190	$198

MSC previously disclosed in its financial statements for the year ended February 28, 2007, that it expected to contribute $1.1 million toward its qualified and nonqualified defined benefit pension plans and $0.1 million toward its postretirement benefit plans other than pension plans in fiscal 2008. As of November 30, 2007, $0.8 million of contributions/payments have been made toward the pension plans and $0.4 million of net contributions/payments have been made to the other postretirement plans.

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

The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire between five and ten years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time, Company earnings performance or a combination thereof.

The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 29,865 stock options outstanding and exercisable under this plan as of November 30, 2007.

The Company recorded $19 and $54 of compensation expense, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the three and nine months ended November 30, 2007 for stock options that were granted in June 2006. The Company recorded $54 and $123 of compensation expense net of applicable taxes, under SFAS 123 (R) in the three and nine months ended November 30, 2006, respectively.

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

Stock Option Activity

The Company granted 150,000 stock options during the quarter ended August 31, 2006. The Black-Scholes weighted average value per option granted was $2.73. As previously noted, the Company recorded compensation expense related to this grant of $19 and $54 net of related taxes, during the three and nine months ended November 30, 2007. There were no options granted, and 11,375 options were forfeited, during the first nine months of fiscal 2008. As of November 30, 2007, there was $0.2 million of total unrecognized pretax compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending May 31, 2009.

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

(16)

Segments. MSC operates in one business segment based on management’s view of its business for purposes of evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated material-based solutions include coil coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning, lighting and appliance markets. The Company utilizes a significant level of shared assets and personnel across each of its product categories and it is common for a single customer to purchase products from several different product categories.

	For the three months ended November 30,				For the nine months ended November 30,
	2007		2006		2007		2006
Net Sales ($ in millions)	$	%	$	%	$	%	$	%
Acoustical	$32.0	49	$29.9	49	$89.2	49	$100.9	50
Coated	33.1	51	30.8	51	92.7	51	102.8	50

Total	$65.1	100	$60.7	100	$181.9	100	$203.7	100

(17)	New Accounting Pronouncements. Effective March 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The impact of the adoption of this pronouncement is discussed in Note 13 in this Form 10-Q.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position or cash flows.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

(1)	Acquisition costs will be generally expensed as incurred;

(2)	Noncontrolling interests (formerly known as “minority interests” — see Statement 160 discussion below) will be valued at fair value at the acquisition date;

(3)	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

(4)	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

(5)	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

(6)	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS No.141R, as the Company will be required to comply with the requirements of this statement for any acquisitions subsequent to March 1, 2009.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements”—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its results of operations, financial position or cash flows.

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

In November 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and will conduct soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will pursue reimbursement of its past costs. On October 25, 2007, the ILEPA hosted a status update meeting regarding the ongoing work at the Lake Calumet site. IlEPA counsel advised that the ILEPA would be sending a letter at some time in the future to all PRP’s to ask them to reimburse ILEPA for its costs to remediate conditions at the site. Given these facts, the Company increased its environmental reserves for this site by $0.2 million.

In May 2002, the Company sold substantially all of the assets of its Pinole Point Steel business. In December 2004, the purchaser of the facility received a letter from the California Regional Water Quality Control Board requesting an investigation of the contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation efforts may be required. The Company believes that the contamination occurred prior to its acquisition of the Pinole Point Steel facility in 1997, and that the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, the Company may be required to do so. The Company is unable to estimate its potential liability, if any, in this matter due to the limited information provided to-date.

The Company’s environmental reserves, based on management’s best estimate, were approximately $1.0 million as of November 30, 2007 and $0.9 million as of February 28, 2007. The Company does not believe the outcome of its environmental proceedings will have a material adverse effect on the Company’s results of operation, financial position or cash flows, given the reserves recorded as of November 30, 2007 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposure. MSC believes its range of exposure for all known environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, is $1.0 million to $1.4 million.

The Company also is a party to various legal actions and customer disputes arising in the ordinary course of its business. These legal actions and customer disputes cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operation, financial position or cash flows.

During the fiscal quarter ended May 31, 2007, the Company entered into an agreement to purchase an additional $3.3 million of certain raw materials ratably over a 22-month period ending in June 2009. During the quarter ended August 31, 2007, the Company entered into an agreement to purchase certain amounts of natural gas at a fixed price ending in February 2008.

(19)	Assets Held for Sale

The Company closed its coil coating facility in Middletown, Ohio in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. Management has been considering various options regarding the disposition of this facility and related equipment including restarting production, selling, leasing, or re-opening in a new location. During the quarter ended November 30, 2007, management committed to a plan to sell this facility and related equipment. The Company has initiated an active plan to sell these assets as soon as practical. An impairment charge of $0.1 million has been recorded in Sales, General and Administrative Expenses to reduce the carrying value of these assets to their fair value less cost to sell of $3.9 million as of November 30, 2007.

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

As discussed in more detail in our Form 10-K, the general state of the principal industries in which we operate presents the following risks: uncertainty in the North American automobile industry, weakness in the U.S. housing industry, pricing and availability of materials, overcapacity and shifts in the supply models. The three largest North American automobile manufacturers continue to represent three of our four largest customers and their production cuts that were effective for the second half of calendar 2006 have continued in calendar 2007. The continued deterioration of their market share continues to negatively impact our revenues and profits in fiscal 2008. Weakness in the U.S. housing market has resulted in a decrease in revenues and profits in that portion of our coated business. In addition, the pricing of materials continues to increase, including the cost of steel, zinc and nickel, as well as the cost of petroleum-based products. Excess capacity in the domestic coil coating market continues to result in extreme competition in pricing, terms of sale and facility utilization. As discussed in more detail below under “Results of Operations”, we lost a majority of our disk drive business in the third quarter of fiscal 2007 which has negatively impacted revenues and profits in our acoustical business.

As a result of the increased sales efforts we have undertaken to increase our global market share, we made our first sale of acoustical product to a customer in China in the second quarter of fiscal 2008. Additionally, during August 2007 we shipped equipment to Hae Won Steel (“Hae Won”) for the production of Quiet Steel® and other decorative laminate products in Korea, received related fees of $0.2 million in the third quarter of fiscal 2008, and we experienced our first Japanese automotive manufacturer sales in the second quarter of fiscal 2008.

During the third quarter of fiscal 2008, management committed to a plan to sell assets of $3.9 million related to the Middleton Ohio facility and related equipment that had been idled in July 2004.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. This authorization is in addition to the 419,597 shares remaining to be purchased under the February 2006 authorization. The Company had not repurchased any shares under this new authorization as of the date of the filing of this Form

10-Q.

Results of Operations

A summary of our consolidated financial performance is as follows:

($ in 000’s)	Three Months Ended November 30,			Nine Months Ended November 30,
	2007	2006	% Fav(Unfav) Variance	2007	2006	% Fav(Unfav) Variance
Net Sales	$65,074	$60,653	7.3%	$181,905	$203,730	(10.7)%

Gross Profit	$9,020	$7,483	20.5%	$23,629	$33,875	(30.2)%
% of Net Sales	13.9%	12.3%		13.0%	16.6%

Selling, General and Administrative	$8,361	$8,547	2.2%	$27,277	$25,745	(6.0)%
% of Net Sales	12.8%	14.1%		15.0%	12.6%

Sales

($ in 000’s)	Net Sales for the Three Months Ended November 30,
Application	2007	2006	$ Variance	% Variance
Acoustical	$32,008	$29,861	$2,147	7.2%
Coated	33,066	30,792	2,274	7.4%

Total	$65,074	$60,653	$4,421	7.3%

($ in 000’s)	Net Sales for the Nine Months Ended November 30,
Application	2007	2006	$ Variance	% Variance
Acoustical	$89,254	$100,907	$(11,653)	(11.5)%
Coated	92,651	102,823	(10,172)	(9.9)%

Total	$181,905	$203,730	$(21,825)	(10.7)%

Sales of acoustical materials, of $32.0 million and $89.3 million for the three and nine months ended November 30, 2007, increased 7.2% and decreased 11.5%, respectively, from $29.9 million and $100.9 million in the same periods last year. Body panel laminate sales for the third quarter of fiscal 2008 increased 10.3% from $17.4 million to $19.2 million in the same quarter last year due to a specific vehicle launch at one of our customers, and for the nine months ended November 30, 2007 decreased 13.2% from $56.5 million in the same period last year to $49.0 million, primarily due to the continued softness of the North American auto industry. The significant decrease in automobile production by the U.S. automakers has reduced the demand for body panel laminate. We expect this slowdown in the U.S. auto market will continue throughout calendar 2008. Sales in the brake market for the three and nine months ended November 30, 2007 were $6.8 million and $20.6 million, respectively, down 20.0% and 22.0%, respectively, from $8.5 million and $26.4 million in the same periods last year, primarily due to softness in the auto industry and an overall reduction in the quantity of inventory carried by our customers. Growth in our European brake market of approximately $0.9 million and $1.8 million or 59.5% and 40.8% for the three and nine months ended November 30, 2007, respectively, helped to partially offset weakness in the U.S. auto industry. We also lost a majority of our disk drive business in the third quarter of fiscal 2007 because our largest customer in this sector changed its disk drive design methodology and decreased its orders. Disk drive sales of $0.1 million and $0.3 million for the three and nine months ended November 30, 2007 decreased 66.7% and 89.3%, respectively, from $0.3 million and $2.8 million in the same periods last year, primarily due to this lost business. We continue to actively seek new markets, both in the United States and abroad, for our acoustical products. We believe our Application Research Center in Michigan and our Application Development Center in Europe will provide the opportunity to showcase the value that these products can provide to our customers.

Sales of coated materials, which are primarily in the automotive and building industries, of $33.1 million and $92.7 million for the three and nine months ended November 30, 2007, respectively, increased 7.4% and decreased 9.8%, respectively, from $30.8 million and $102.8 million in the same periods last year. Gas tank sales for the three months ended November 30, 2007 increased 28.4%, from $8.8 million to $11.3 million compared with the same period last year due to the addition of a new program at one of our customers and a one-time sales opportunity to fill a customer shortage, and increased 5.1% from $31.3 million to $32.9 million for the nine months ended November 30, 2007 compared with the same period last year. Sales of appliance products increased 2.9% from $7.0 million to $7.2 million for the three months ended November 30, 2007 due to the additional program of a customer and decreased 6.8% from $23.5 million to $21.9 million for the nine months ended November 30, 2007, compared with the same respective periods last year. Sales of building products for the three and nine months ended November 30, 2007 increased 6.6% and decreased 8.4%, respectively, from $7.6 million to $8.1 million, and from $20.3 million to $18.6 million, respectively, compared with the three and nine months ending November 30, 2006, as the quarter benefited from a customer’s new service center opening and the related initial stocking of its inventory, even while the overall weakness in the United States housing market continues to negatively impact our sales for the year.

Gross Profit

Our gross profit for the three and nine months ended November 30, 2007 was $9.0 million, 13.9% of net sales, and $23.6 million, 13.0% of net sales, respectively, compared with $7.5 million, 12.3% of net sales, and $33.9 million, 16.6% of net sales, in the same periods of fiscal 2007. The $1.5 million increase in gross profit in the third quarter of fiscal 2008 was primarily due to a $4.4 million increase in sales volume from the prior year quarter. Gross profit increased over the comparable prior year quarter by $1.2 million due to increases in product sales, a $0.7 million increase in scrap sales, and $0.2 million in fees from an operating agreement with Hae Won with respect to operations in South Korea, partially offset by $0.6 million increase in costs related to quality issues. The $10.3 million decrease in gross profit for the nine months ended November 30, 2007 was primarily due to a $21.8 million decrease in sales volume from the prior year. Gross profit for the nine month period decreased from the prior year by $9.6 million due to decreases in product sales, $0.4 million due to decreased scrap sales, $1.0 million increased fixed overhead costs related to increased health costs and depreciation, partially offset by $0.2 million in fees from an operating agreement with Hae Won and $0.5 million due to the net impact of certain other factors.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended November 30, 2007 were $8.4 million, or 12.8% of net sales, compared with $8.5 million, or 14.1% of net sales, in the same period last year. SG&A expenses for the nine months ended November 30, 2007 were $27.3 million, or 15.0% of net sales, compared with $25.7 million, or 12.6% of net sales, in the same period last year. SG&A expenses in the third quarter of fiscal 2008 were lower by $0.1 million compared with last year, as lower professional fees of $0.4 million were partially offset by higher compensation cost of $0.3 million. For the nine-month period ended November 30, 2007, the increase of $1.5 million is primarily due to higher salaries and wages of $0.5 million, increased depreciation costs of $0.8 million, and higher product development expenses of $0.4 million. The increase in salaries and wages is primarily due to annual salary increases which took effect in March. The increased depreciation is primarily due to depreciation on the Application Research Center, the majority of which was placed in service in June and November of calendar 2006. The increased product development expenses and travel costs are a direct result of the increased sales efforts we have undertaken to expand our product base and increase our global market share.

Restructuring

The production employees at the Company’s Morrisville, Pennsylvania facility previously worked under a union contract which expired in March 2006. The Company implemented new terms and conditions of employment for employees upon the contract’s expiration and offered a voluntary severance package. Thirty one employees accepted the voluntary severance package. In April 2006 the Company commenced hiring employees to replace those who elected the severance package. All employees at the Morrisville facility were working under the terms and conditions of employment implemented by the Company upon the union contract’s application in March 2006 until a new collective bargaining agreement (“New Agreement”) was ratified in August 2007, effective April 3, 2006. The New Agreement will expire on April 8, 2011. The Company recorded $0.6 million in severance and related expenses during the six months ended August 31, 2006 related to this employee restructuring. This entire restructuring reserve of $0.6 million was paid during fiscal 2007

Total Other Income, Net

Total other income, net for the three and nine months ended November 30, 2007 was $0.3 million and $0.7 million, respectively, compared with $0.2 million and $0.7 million in the same periods of fiscal 2007. The increase in the three month period is primarily due to higher income recorded related to the Tekno joint venture, and the nine month period is flat compared with last year due mainly to $0.1 million of interest income on an account receivable recovery in the second quarter of fiscal 2007 that did not repeat in fiscal 2008.

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

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The gross amount of interest accrued as of March 1, 2007 was $0.2 million. No penalties were accrued as of March 1, 2007. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2007, was $24 and $69, respectively.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The audit of the Company by the Internal Revenue Service for fiscal year 2004 was completed as of November 30, 2007. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2007. The Company is under audit by the state of Illinois for fiscal years 2004 through 2006 and is open to examination for fiscal year 2007. The Company is in discussions regarding a final determination letter for the Michigan audit for fiscal years 2003 through 2005 and is open to examination for fiscal years 2006 and 2007. The Company is open to examination in Ohio for fiscal years 2003 through 2007, and in Pennsylvania for fiscal years 2004 through 2007. The audit of the Company by the German tax authorities for calendar year 2000 through fiscal year 2004 was completed as of November 30, 2007. The resolution of the U.S. and German tax audits did not materially impact the Company’s results of operations, financial position or cash flow. The Company does not expect the resolution of the Illinois audit will materially impact the results of operations, financial position or cash flow.

On July 12, 2007, the new Michigan Business Tax Act was signed into law with an effective date of January 1, 2008, as the replacement for the Michigan Single Business Tax. Under FASB Statement No. 109, “Accounting for Income Taxes”, the Company is required to include the effect of a change in tax law on a deferred tax liability or asset in the reporting period of the law’s enactment. Consequently, the Company recorded a deferred tax liability in the amount of $0.1 million in the second quarter of fiscal 2008 to include the effect of the Michigan tax law change in the reporting period that includes July 12, 2007. On September 30, 2007, Michigan H.B. 5104 was signed into law amending the Michigan Business Tax to provide for a deduction beginning in the 2015 tax year to offset the financial statement expense associated with establishing deferred tax liabilities, as passed in July 2007. In accordance with FASB Statement No. 109, “Accounting for Income Taxes”, the Company is required to include the effect of a change in tax law on a deferred tax liability or asset in the reporting period of the law’s enactment. Therefore, the Company recorded a reduction to the deferred tax liability that was established in the second quarter to include the effect of the September 2007 law change. In addition, Michigan H.B. 5408 was signed on December 1, 2007, which imposes a surcharge on the new Michigan Business Tax which takes effect on January 1, 2008. The Company has considered the impact of this surcharge and the above law changes in the current state tax computation and on the deferred tax assets.

As a result of new German tax legislation effective January 1, 2008, the Company’s effective income tax rate in Germany is reduced from 35.98% to 26.33%. The new German tax rate applies to fiscal year 2008. The impact of the German tax rate reduction has been included in the calculation of the current income tax provision and on the deferred tax assets for Germany.

MSC’s effective income tax provision (benefit) rate for continuing operations was a provision of 28.4% and a benefit of 37.0% for the three and nine months ended November 30, 2007, respectively, compared to a benefit of 79.8% and a provision of 41.8% in the same periods last year. The prior year effective tax rate included the impact of the Company’s review of deferred tax balances and the audit of fiscal years 2002 and 2003 by the Internal Revenue Service. The current year effective tax rate includes the effect of the research and development tax credit. The Company reversed a portion of the German valuation allowance in the first, second and third quarters of fiscal 2008 as a result of income generated by its German subsidiary. This income allowed the Company to utilize a portion of its German net operating losses in the first, second and third quarters of fiscal 2008.

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

During the first nine months of fiscal 2008, we generated $6.2 million of cash from operating activities compared to $7.6 million during the first nine months of last fiscal year. The decrease from fiscal 2007 was primarily due to the net loss incurred during fiscal 2008, partially offset by relative reductions in working capital. As we disclosed in our 10-K, we settled $20.4 million of accounts receivable and accounts payable for Ford during the first quarter of fiscal 2008.

In the first nine months of fiscal 2008, we invested $4.8 million in capital improvement projects, compared to $10.6 million in the same period last year. The decrease was primarily attributable to the construction costs of finishing the Application Research Center in Michigan during the first and second fiscal quarters of last year. During the third quarter of fiscal 2008, we made a net investment of $6.0 million in short-term auction rate preferred fund as we are getting a substantial rate improvement between 100 and 120 basis points for investing in this fund.

We have a $30.0 million committed line of credit (“Line”) that had been scheduled to expire on October 11, 2007. On July 24, 2007, we signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. There were no borrowings outstanding under the Line as of November 30, 2007. Borrowing capacity reserved for outstanding letters of credit was $1.9 million, and the amount remaining available to be reserved for borrowing was $28.1 million as of November 30, 2007. At our option, interest is at the bank’s prime rate (7.25% as of November 30, 2007 and 8.25% at February 28, 2007) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio 3.0 to 1.0; and minimum net worth of $80.0 million plus 50% of positive consolidated net income ending on or after May 31, 2004, or $87.9 million on November 30, 2007. As of November 30, 2007, we were in compliance with all debt covenants. There are restrictions under the Line on our use of cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The Line is secured by specific personal property, including receivables, inventory and property, plant and equipment.

In February 2006, our Board of Directors authorized the repurchase of up to one million shares of common stock. The shares may be repurchased from time-to-time on the open market, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. During the fiscal year ended February 28, 2007, we repurchased 227,000 shares of common stock on the open market at a total cost of $2.2 million. In the first two quarters of fiscal 2008, the Company repurchased 254,694 shares on the open market at a total cost of $2.4 million. On July 12, 2007 we entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares per the 10b5-1 plan had been purchased. As a result, we repurchased 98,709 shares during the fiscal quarter ended November 30, 2007 at a total cost of $0.9 million. Of the one million share repurchase authorized in February 2006, 580,403 shares have been repurchased at a total cost of $5.5 million and 419,597 shares remain to be purchased.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. This authorization is in addition to the 419,597 shares remaining to be purchased under the February 2006 authorization. The Company had not repurchased any shares under this new authorization as of the date of the filing of this Form

10-Q.

We are party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available was $1.0 million to $1.4 million as of November 30, 2007. Refer to Note 18 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Contractual Obligations

The only significant change to the contractual obligations table presented in our Form 10-K was that we made commitments in September 2007 for additional purchases of $3.3 million of certain raw materials ratably over a 22-month period ending in June 2009 and signed an agreement in July 2007 to purchase certain amounts of natural gas at a fixed price ending in February 2008.

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

We provide for an allowance for uncollectible accounts using both specific and general estimates. We calculate a specific reserve for disputed accounts receivable items by assessing specific receivables that are aged and assessing the aging of the total receivable pool using both historical data and current knowledge of specific items. We calculate a general reserve for bankruptcy and insolvency by applying a fixed allowance percentage to the total receivable pool. The allowance for doubtful accounts was $0.6 million as of November 30, 2007 and $0.5 million as of February 28, 2007. A 10% increase or decrease in our estimates would result in a change in the allowance of less than $60.

In addition, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” effective March 1, 2007. The effect of the changes to our Condensed Consolidated Financial Statements is discussed in Note 13 of the Notes to the Condensed Consolidated Financial Statements and in this Item 2 above under the heading “Income Taxes”.

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors and shareowners can better understand a company’s future prospects and make informed investment decisions. This Form 10-Q contains forward-looking statements, which include, without limitation, those statements regarding our anticipated results based on our plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as “anticipates”, “estimates”, “expects”, “projects”, “intends”, “will”, “plans”, “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q. These factors are discussed in detail in Part I, Item 1A, “Risk Factors” of our Form 10-K.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact our financial condition or results of operations. Other sections of this Form 10-Q may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a competitive environment. New risks emerge from time to time and it is not always possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, stockholders should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Changes in internal control over financial reporting. Beginning in fiscal 2006 and as disclosed in prior quarters, the Company adopted a long term strategy and began execution thereof to continuously improve internal control over financial reporting to achieve a sustainable and effective internal control structure. Information Technology (IT) systems, people and processes are all tightly interrelated and difficult to separate. Striking the optimum balance between improved processes, better trained and supervised personnel and critical IT improvements is essential for success. To this end, management is executing this long term strategy by (1) upgrading existing financial applications to replace its multiple disparate legacy computer systems with a common Enterprise Resource Planning (ERP) system and (2) realigning the responsibilities of the finance organization to optimize resources and improve internal controls over financial reporting.

The Company completed the implementation of the ERP system for certain Corporate functions in the third fiscal quarter; this completes the implementation of the common ERP system for all domestic locations. The one common ERP system continues to help the Company to standardize, simplify, automate and improve key financial reporting processes and internal controls over financial reporting. During the third fiscal quarter of 2008, the Company continued to enhance its monitoring controls by providing training and management review through a detailed level of active oversight to the financial closing process. We will continue to execute our strategy and monitor the effectiveness of our internal controls over financial reporting, and will continue to make improvements as deemed appropriate. During the quarter ended November 30, 2007, there were no other changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2007

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

Item 1A. Risk Factors

There were no significant changes to the risk factors listed in the Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table shows the repurchases of common stock made by the Company during the third fiscal quarter ended November 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
September1-30, 2007	—	—	—	518,306
October 1-31, 2007	98,709	$9.57	98,709	419,597
November 1-30, 2007	—		—	419,597

Total	98,709	$9.57	98,709	419,597

(1)	These shares were purchased pursuant to an open market stock repurchase program for up to an aggregate amount of one million shares of common stock, which was previously announced on February 8, 2006 and which has no set termination date. On July 12, 2007 the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act for the purchase of shares having an aggregate dollar value of $1.0 million, as part of the existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares, excluding brokers’ commissions and transaction fees, had been purchased.

Item 5. Stock Repurchase Authorization

On January 7, 2008, the Board of Directors authorized the repurchase by the Corporation (which may be effected from time to time in accordance with the terms of applicable federal and state securities laws and regulations, including, without limitation, Rule 10b-18 of the Securities Exchange Act of 1934) in the open market of shares of Corporation Stock in a quantity not to exceed one million shares (in addition to the shares that have been or may be purchased pursuant to the 2006 Repurchase Program) (such repurchase, the “2008 Repurchase Program”), and including the incurring of any fees, commissions or other expenses related to such repurchases.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 9th day of January 2008.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James M. Froisland
James M. Froisland
Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2007

Index to Exhibits

Exhibit Number	Description of Exhibit
3.2	By-laws, as amended.

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer