Form 10-K
period 2008-02-29
MATERIAL SCIENCES CORP
filed 2008-05-29
CIK 755003

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: February 29, 2008 OR
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes                  No         X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes                  No         X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes         X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer X
Non accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes                  No         X

The aggregate market value of the voting and non-voting stock of the registrant held by shareowners of the registrant (not including any voting and non-voting stock owned by directors, executive officers or other affiliates of the registrant) was $135,624,605 as of August 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

As of May 2, 2008, the registrant had outstanding an aggregate of 13,836,366 shares of its common stock.

Document Incorporated by Reference

Portions of the following document are incorporated herein by reference into the indicated part of this Form 10-K:

Document Registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on June 26, 2008.	Part of Form 10-K into which incorporated Part III

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

Item 1. Business

Overview

Material Sciences Corporation and its subsidiaries (“MSC”, “we”, “our” or “us”) design, manufacture and market material-based solutions for acoustical and coated applications. We currently report under one segment based on how we view our business for evaluating performance and making operating decisions. Headquartered in Elk Grove Village, Illinois, MSC has been in operation since 1971 and is incorporated under the laws of the State of Delaware.

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

MSC operates five manufacturing plants in the United States and Europe; two facilities in Elk Grove Village, Illinois (“Elk Grove Village”); one facility in Morrisville, Pennsylvania (“Morrisville”); one facility in Walbridge, Ohio (“Walbridge”); and one facility in Eisenach, Germany (“MSC Europe”).

As a part of our strategic planning process, management has been evaluating the strategic position, growth, and economic value potential of our businesses with the objective of creating additional value for our shareowners. In fiscal 2005, we closed our coil coating facility located in Middletown, Ohio (“Middletown”). During the third quarter of fiscal 2008, we committed to a plan to sell this facility and expect to complete the transaction during fiscal 2009. We also are in the process of exploring strategic alternatives for our manufacturing facility in Morrisville, Pennsylvania, including, continuing operations, a possible joint venture, a strategic alliance or sale of the facility. Additional information concerning these matters is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We continue to expand our global reach and presence as a leading supplier of material-based solutions primarily through partnerships, alliances and third party agreements. In South America, we own a 51% interest in a joint-venture partnership with Tekno S.A. (“Tekno”) which provides for the manufacture and sale of acoustical products. We also provide for the manufacture, sale and marketing of our electronic and brake products in Southeast Asia through a third party in Malaysia. During fiscal 2005, we commenced our expansion in the European market through a strategic alliance with ArcelorMittal. This alliance provides MSC Europe with expanded manufacturing, technical support, marketing, and sales capabilities for our acoustical material-based solutions, primarily Quiet Steel®, a multilayer composite of metals, coatings and other materials, typically consisting of metal outer skins surrounding a thin, highly-engineered, viscoelastic core material. In the third quarter of fiscal 2007, we signed an agreement with a Korean company named Hae Won Steel (“Hae Won”) to produce Quiet Steel® and other decorative laminate products in Korea. This agreement, along with other initiatives we have begun in Japan and China, will significantly improve our efforts to penetrate the Asian automotive market.

Products and Services

We are a supplier of engineered material-based solutions; as such, we apply our expertise in metal composite technology to solve design challenges for many of the largest automotive and appliance manufacturers in the world. We believe that we maintain strong customer relationships by providing engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure. This combination enhances our ability to deliver engineered material-based solutions to customers’ manufacturing facilities on time and within design specifications.

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

Acoustical Material-Based Solutions. We believe that we are a leader in the development and manufacturing of continuously processed coated and laminated materials that reduce noise and vibration. Our proprietary Quiet Steel® is engineered to meet a variety of needs in the markets that we serve. The automotive industry is currently the largest market for metal composites, which are being used to replace solid sheet metal parts, including body panels, floor pans, wheel wells, oil pans, valve covers and front engine covers. We are evaluating Quiet Steel® for use in other components within appliances, lawn and power equipment, building products and HVAC products. We produce Quiet Steel® products at our Elk Grove Village, Walbridge and MSC Europe locations. Quiet Steel® is also manufactured in Europe, through our strategic alliance with ArcelorMittal, in Brazil, through our joint venture with Tekno, in Korea, through our strategic alliance with Hae Won, and in Malaysia through our strategic partners. We anticipate continued expansion through these strategic alliances. We received our first purchase order for brake shims in Southeast Asia during the third quarter of fiscal 2007, so we now are producing brake shim materials in all four major markets, North America, Europe, Asia and South America. We believe this new business, coupled with our agreement with Hae Won, will enable us to significantly expand our presence in the Asian market. Management also believes that the construction of our Application Research Center in Michigan and the expansion of our Application Development Center in Europe will provide us with state-of-the-art facilities in which to accelerate the development of new products and technologies. Acoustical material-based solutions represented approximately 50% of consolidated net sales in each of fiscal years 2008, 2007 and 2006.

Coated Material-Based Solutions. We continue to be recognized for our research and development and new product and process development activities involving the continuous, high-speed, roll-to-roll coating of metal. Our coated material-based solutions include painted, EG protective and decorative coatings applied to coiled metal of various widths and thicknesses, in a continuous, high-speed, roll-to-roll process. Coated metal material-based solutions represented approximately 50% of consolidated net sales in each of fiscal years 2008, 2007 and 2006.

We believe that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. In the process, sheet metal is unwound from a coil, cleaned, leveled, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers that fabricate the coated metal into finished products that are sold in a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. The finished product of pre-painted or coil coated metal is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. Our coated products are primarily used by manufacturers of building products, appliances, HVAC, lighting and automotive products. Manufacturers that use pre-painted materials can eliminate or significantly reduce on-site post-fabrication paint lines and the associated costs. Pre-painted materials also facilitate the adoption of just-in-time and continuous process manufacturing techniques providing lower manufacturing costs and improved product quality. Use of pre-painted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing. Our strategy in coil coating has been to produce high-volume, coated products at low cost, as well as, to identify, develop and produce specialty niche products meeting specific customer requirements.

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

Electrogalvanizing is a corrosion-resistant steel coating process used primarily in the manufacture of automobile and light-truck body skins. We manufacture EG solutions at our Walbridge facility in Walbridge, Ohio. Walbridge has the ability to provide a full complement of pure zinc and zinc-nickel plated products and organic coatings that offer corrosion resistance, as well as, forming and cosmetic advantages over competitive products, such as plastic and hot-dip galvanized steel. Most EG customers are suppliers of steel to the United States automobile industry. We believe that MSC Walbridge is the only facility in North America capable of meeting the wide-width EG and paint coating steel demand in a single pass through its line.

Competition

The market for our material-based solutions is highly competitive, both domestically and internationally. There are competitors in each product market we serve, some of which may have greater resources than we do. Some of our competitors include: Shiloh Industries Inc., Roll Coater Inc. and Precoat Metals. In the acoustical market, we believe that our technology, product development capability, technical support and customer service place us in a strong competitive position. The competition for Quiet Steel® includes mastics, doublers and other add-on damping treatments, which add cost, complexity and weight in their applications, as well as other metal-to-metal laminates.

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

International

We believe that significant international opportunities exist for MSC, particularly for our acoustical products. In an effort to capitalize on these opportunities, we maintain certain distribution, manufacturing, licensing and royalty agreements with agents and companies in Europe, South America and Asia that cover our Quiet Steel® products. These agreements provide us with the opportunity for market expansion in those geographic areas. To further the penetration of our acoustical products in the European market, we entered into a strategic alliance with ArcelorMittal in fiscal 2005. This alliance allows for the expanded manufacturing, technical support, marketing and sales of our Quiet Steel® products to foreign automotive manufacturers. We have continued to increase our penetration in the European brake market as our European brake sales increased by approximately 38% in fiscal 2008 compared to fiscal 2007 primarily due to new customer sales. To further the penetration of our acoustical products in the Asian market, we entered into an agreement with Hae Won to produce Quiet Steel® and other decorative laminate products. In the latter part of calendar 2007, we installed a laminating line in Hae Won’s facility. Hae Won has begun making lease payments for the equipment, and production began in calendar 2008. In addition, we have numerous Asian initiatives designed to help us penetrate this growing market. We continued to staff our new sales and technical offices in Korea, Japan and China; expanding existing relationships with appliance and automotive manufacturers. We continue to pursue a variety of other business relationships, including direct sales, distribution agreements, licensing, acquisitions and other forms of partnering to increase our international sales and expand our international presence.

The following table shows our domestic and foreign net sales for fiscal years 2008, 2007 and 2006:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
Net Sales ($ in millions)	$	%	$	%	$	%
Domestic	$225.7	96	$253.0	96	$274.7	96
Foreign	9.3	4	9.6	4	11.9	4
Total	$235.0	100	$262.6	100	$286.6	100

Long-lived assets that we own in foreign countries were $6.9 million, $5.0 million and $2.5 million as of February 29 or 28, 2008, 2007 and 2006, respectively. The remaining $60.4 million, $69.9 million and $70.6 million in long-lived assets at February 29 or 28, 2008, 2007, and 2006, respectively, were in the United States.

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

We estimate that customers in the automotive industry were the end users for approximately 70%, 69% and 67% of our net sales in fiscal 2008, 2007 and 2006, respectively. We also estimate that customers in the building products market were the end users for approximately 12%, 12% and 11% of net sales in fiscal 2008, 2007 and 2006, respectively.

Due to concentration in the automotive industry, we believe that sales to individual automotive companies, including indirect sales, are significant. See Item 1A, “Risk Factors”, for more discussion on automotive sales. The following table shows direct sales to our significant customers as a percentage of consolidated net sales for fiscal 2008, 2007 and 2006.

	% of Consolidated Net Sales
Customer	Fiscal 2008	Fiscal 2007	Fiscal 2006
Ford	20%	19%	10%
General Motors	13%	13%	12%
DaimlerChrysler	11%	13%	14%
Mitsui Steel	11%	10%	8%

We believe that additional business opportunities exist for the sale of our acoustical material solutions as a result of the increased presence in the United States by foreign automotive manufacturers, and we are concentrating our marketing and sales efforts accordingly.

Backlog. Our backlog of orders as of February 29, 2008 was approximately $30.6 million, all of which is expected to be filled during the remainder of fiscal year 2009. Our backlog as of February 28, 2007, was approximately $27.7 million.

Raw Materials. We are generally not dependent on any one source for raw materials or purchased components essential to our business for which an alternative source is not readily available. We are, however, affected by the price and availability of certain raw material inputs such as steel, zinc, nickel, electricity and natural gas. The shortage of available metal and higher metal prices continue to affect each of the markets we serve. Thin-gauged, wide-width material for use in the manufacture of Quiet Steel® for body panels for the automotive industry continues to be difficult to obtain. The price of zinc, nickel and natural gas has been quite volatile in fiscal 2008 and 2007 which has affected our profitability. See Item 1A, “Risk Factors”, for more discussion on raw material inputs. We participate in purchasing programs supported by our customers, usually large original equipment manufacturers, to maintain an adequate supply of metal at the best available price.

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

Environmental Matters

We believe we operate our facilities and conduct our business, in all material respects, in accordance with applicable environmental laws. We spent approximately $2.4 million ($0.3 million on capital projects and $2.1 million of expense) for maintenance and installation of environmental controls at our facilities in fiscal 2008 and have budgeted approximately $2.4 million for fiscal 2009. For additional information regarding our environmental matters, see Item 3, “Legal Proceedings,” and Note 5 of the Notes to the Consolidated Financial Statements, entitled “Commitments and Contingencies.”

Research and Development

We spent approximately $6.6 million in fiscal 2008 for product and process development activities compared to $5.7 million and $2.7 million, in fiscal 2007 and 2006, respectively. The increase in research and development spending during fiscal 2008 reflects our continuing commitment to developing products to meet customer needs, which was advanced by the opening of the Application Research Center in June 2006 as discussed below.

We are dedicated to our research and development efforts, often initiating technological process developments in the industry. To build upon our position as a leader in the industry, we completed construction of our new Application Research Center in Michigan in March 2006, and this facility was officially opened in June 2006. This testing and development center provides technical and development facilities for all of our products with a concentration on NVH for the continued engineering, application and validation of our NVH material solutions. We substantially completed the expansion of our Application Development Center in Europe in January 2007. This facility has enhanced our ability to develop, test and market our NVH solutions in Europe.

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

Employees

As of February 29, 2008, we had 543 full-time employees. Of this number, approximately 170 were engaged in selling, general and administrative activities. Our Walbridge production employees are covered by a union contract expiring in September 2010. The production employees at our Elk Grove Village facility are covered by a union contract expiring in February 2010. The production employees at our

Morrisville facility are covered by a union contract expiring in April 2011. Employees at our MSC Europe facility are not represented by a union. Our union employees are vital to our operations. We consider our relationships with our employees and unions to be good.

Available Information

MSC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.matsci.com as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). We will also furnish paper copies of such filings free of charge upon request. Our corporate headquarters are located at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, and our telephone number is (847) 439-2210. Copies of any materials we file with the SEC are also available on our website at http://www.matsci.com and at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Executive Officers of the Registrant

As of May 1, 2008, our executive officers, who are elected by and serve at the discretion of our Board of Directors, are as follows:

Executive Officer	Age	Position(s)	Executive Officer Since
Clifford D. Nastas	45	Chief Executive Officer	2001

James M. Froisland	57	Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary	2006

John M. Klepper	61	Vice President, Human Resources	2003

Michael R. Wilson	47	Vice President, Global Operations	2008

Mark J. Gresser	44	Vice President, Global Consumer and Industrial	2006

Robert R. Rogowski	49	Vice President and Corporate Controller	2007

Matthew M. Murphy	41	Vice President, Global Transportation	2008

Clifford D. Nastas. On December 1, 2005, Mr. Nastas was named our Chief Executive Officer. Previously, Mr. Nastas served as President and Chief Operating Officer since June 2005. Prior to that time he held numerous executive positions with us including Executive Vice President and Chief Operating Officer from October 2004 to June 2005; Vice President and General Manager of the Engineered Materials and Solutions Group (“EMS”) from May 2004 to October 2004; Vice President of Sales and Marketing of EMS from July 2003 to May 2004; and Vice President of Marketing of MSC Laminates and Composites from January 2001 to July 2003. Prior to joining MSC, Mr. Nastas served as the Global Automotive Business Director for Honeywell International Inc., a technology and manufacturing provider of aerospace products, control technologies, automotive products, specialty chemicals and advanced materials, since 1995.

James M. Froisland. On June 21, 2006, Mr. Froisland was named our Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary. Previously, Mr. Froisland worked as a private consultant from September 2005 to June 2006. Prior to that time, Mr. Froisland served as Senior Vice President, Chief Financial Officer and Chief Information Officer at InteliStaf Healthcare, Inc., a private provider of healthcare staffing services, from May 2002 to September 2005. He has also held executive and senior finance, accounting and information technology positions with a number of other companies including Burns International, Anixter International Inc., Budget Rent A Car, Allsteel Inc. and The Pillsbury Company. Mr. Froisland started his career with KPMG LLP and is a Certified Public Accountant.

John M. Klepper. Mr. Klepper has served as our Vice President of Human Resources since June 2003 and Vice President of Human Resources for MSC EMS since March 2002. Previously, he held the position of Director of Corporate Human Resources of MSC from March 2000 to March 2002. Prior to joining MSC, Mr. Klepper was the Vice President of Human Resources for Fluid Management, Inc., a worldwide manufacturer of mixing and tinting equipment for the paint, coatings, and ink industries, since 1997.

Michael R. Wilson. On February 1, 2008, Mr. Wilson was named our Vice President of Global Operations. Prior to this appointment, Mr. Wilson worked for Ford Motor Company, an automobile manufacturer, in operations and manufacturing engineering for over 24 years. Mr. Wilson held numerous operating positions for Ford in stamping and assembly and also served Ford as Chief Engineer, Final Assembly Engineering and Chief Engineer, Paint Engineering where he had global responsibility for facilities, product launch and materials development.

Mark J. Gresser. On April 20, 2006, Mr. Gresser was named an executive officer of MSC. Mr. Gresser has served as Vice President, Sales and Marketing since March 2005. Prior to holding this position, Mr. Gresser was the Director of Automotive Sales and Marketing since April 2001. Prior to joining MSC, Mr. Gresser held positions in manufacturing, sales, marketing and general management with Ford Motor Company, ExxonMobil, AlliedSignal, and, most recently, Honeywell International.

Robert R. Rogowski. On February 19, 2007, Mr. Rogowski joined us as our Vice President and Corporate Controller, and was named an executive officer of the Company on April 18, 2007. From 1992 until 2007, Mr. Rogowski held several positions at WMS Industries Inc., a gaming company, including the executive officer position of Vice President-Finance and Controller from 2000 to 2005 and Vice President – Business Solutions from 2005 to 2007. He previously served in several positions for Sara Lee Corporation. Mr. Rogowski is a Certified Public Accountant.

Matthew M. Murphy. On April 24, 2008, Mr. Murphy was named an executive officer of MSC. Mr. Murphy has served as Vice President, Global Transportation Sales and Marketing since March 2008. Prior to this position, Mr. Murphy held numerous positions with MSC including Plant Manager at the MSC Walbridge Coatings facility from May 2007 through March 2008; Director of Automotive Sales and Marketing from March 2005 to May 2007; Marketing Manager of Automotive Accounts from December 2002 to March 2005; and Strategic Account Manager from April 2001 to December 2002. Prior to joining MSC, Mr. Murphy held positions in manufacturing, sales and marketing with General Motors Corporation, AlliedSignal and GW Plastics.

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

Outlined below are some of the risks that we face that could affect the business and financial position for fiscal 2009 and beyond. However, they are not the only risks that we face. There may be additional risks that are not presently known or that management currently believes are immaterial which could also negatively impact our business or financial statements.

We face intense competition in the acoustical and coated application industries and failure to successfully compete may negatively affect our business and financial performance.

We operate in a highly competitive business environment and face intense competition from a growing number of competitors, including an increasing number of foreign-based competitors, with greater resources than we. The elements of competition include price, quality and customer service. In the past, our competitors, especially global competitors with low-cost sources of supply outside the United States, have aggressively priced their products and/or introduced new products in order to increase market share. If we are unable to compete in this highly competitive environment, our business and financial performance could be negatively affected.

We rely on sales to a small number of customers; the loss of any one of these customers could have an adverse impact on revenues and profits.

We derive a substantial portion of our revenue from a limited number of customers (most of which are North American automobile manufacturers) and the loss of any one of these customers could adversely impact our operations. In fiscal 2008, our three largest customers, Ford, General Motors and DaimlerChrysler, represented 20%, 13% and 11% of consolidated net sales, respectively. During the past several years, these customers have lost market share in the United States, primarily to Asian competitors. Although we are actively targeting these Asian competitors as potential customers, any further market share loss by these North American-based automakers could have a material adverse effect on our business. In fiscal 2008, these automakers continued with significant production cuts and labor-related production interruptions which reduced the demand for our acoustical and coated products and hurt our profitability.

Our three largest customers all have major union contracts with the same automobile workers’ unions. Any extended work stoppage could have a material adverse impact on our operating results and financial position.

Our three largest customers and their key suppliers all have major union contracts with the same automobile workers unions and some of these union contracts expired during fiscal 2008. Any extended work stoppage which may occur during these negotiations could have a material adverse effect on our operating results and financial position.

The volatility in the price and availability of raw material inputs used by us, particularly steel, zinc, nickel, natural gas and electricity, could adversely affect our ability to conduct business both timely and profitably.

In recent years, there has been a shortage of readily available metals that meet the requirements of our customers. Such shortage adversely affects our ability to deliver products to our customers on a timely and economical basis. In conjunction with that shortage and rising material costs, the cost of metals used in our products has risen dramatically over the past few years, which has caused us to increase prices in a competitive market and/or absorb higher costs. Our future profitability may be adversely affected to the extent we are unable to pass higher raw material costs to our customers.

In fiscal 2008, we experienced a dramatic increase in the cost of nickel which is a critical element in the production of certain parts. We entered into a long-term purchase contract to curtail the increase in cost and we have passed some of this cost increase onto our customers, but we have experienced a significant decrease in our profitability. In fiscal 2008 and 2007, there was dramatic volatility in the price of zinc and natural gas, respectively. Increases in raw material prices (such as for zinc, nickel, and natural gas) and prices of electricity and other energy sources adversely affect our profitability. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding commodity risks.

The acceptance of our brake damping materials, engine components and body panel laminate parts by customers in North America, Europe and Asia is critical to our financial performance.

We have made a significant investment in the design and development of our material-based solutions to address NVH problems in the automotive industry. If these solutions are not introduced and marketed successfully into North America, Europe and Asia, our results of operations and financial position may be adversely affected.

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

We are a party to various legal proceedings in connection with the remediation of certain environmental matters. We record reserves for these environmental matters using our historical experience and relevant information available from various third parties. There are a number of assumptions made in establishing these reserves, including, without limitation, the estimated extent of environmental damage to any particular site, the available methods of remedy, estimated contribution of various other potentially responsible parties and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. New environmental issues or changes in the assumptions surrounding existing environmental issues could have an adverse affect on our results of operations and financial condition including potential new laws related to reducing greenhouse gasses.

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

As of February 29, 2008, we had 543 full-time employees, of which approximately 45% were represented by labor unions with separate collective bargaining agreements. We do not anticipate any negotiations in fiscal 2009. As these agreements expire, we cannot be assured that we will be able to renew the collective bargaining agreements on the same or similar terms, or at all, which could affect our business, results of operations or financial condition. Moreover, if new labor agreements are negotiated, there can be no guarantee that the agreements will be at satisfactory terms with regard to the efficiency and productivity of the work force. Further, we cannot be assured that we will not be subject to work stoppages that could have a material adverse effect on our business, results of operations or financial condition.

Overcapacity in the coil coating industry could negatively impact our business.

Excess capacity continues to exist in the domestic coil coating market resulting in extreme competition in pricing, terms of sale and facility utilization. These effects related to excess capacity could have a negative impact on our profitability.

Shifts in supply model could adversely affect our revenue and profits.

As market conditions change, shifts in the supply model for certain products may occur. We must adapt our pricing strategy accordingly which may affect the comparability of revenues, operating margins and working capital for the fiscal years presented.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease facilities with an aggregate of approximately 1,229,000 square feet of space. In addition to the principal physical properties we use in our manufacturing operations as summarized in the table below, we lease sales and administrative offices pursuant to operating leases.

In fiscal 2008, we committed to selling our Middletown facility and equipment, and reclassified these as Assets Held for Sale. We are considering strategic alternatives with respect to our manufacturing facility in Morrisville, Pennsylvania. Additional information concerning these transactions and events is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We consider all of our principal facilities to be in good operating condition and sufficient to meet our near-term operating requirements.

Location	Approximate Area in Square Feet	Ownership or Lease Expiration		Description
Elk Grove Village, Illinois Plant No. 2	205,000	Owner		Laminating and Coil Coating Facility, General Offices
Elk Grove Village, Illinois Plant No. 7	281,000	Owner		Coil Coating Facility, Corporate and General Offices
Morrisville, Pennsylvania	136,000	Owner		Coil Coating Facility, General Offices
Middletown, Ohio (Held for Sale)	171,000	Owner		Coil Coating Facility
Walbridge, Ohio	351,000	April 2012	(1)	Electrogalvanizing, Laminating and Coil Coating Facility
Canton, Michigan	57,000	Sept. 2018	(2)	NVH Testing and Development Center, General Offices
Eisenach, Germany	16,000	Owner		Stamping and NVH Testing Facility, General Offices
(1)	At the option of the Company, this lease may be further extended in three year increments through April 30, 2027.
(2)	At the option of the Company, this lease may also be extended in five year increments through September 2043 and includes an option to purchase beginning in March 2015.

Item 3. Legal Proceedings

Environmental Matters

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters as detailed below. We record these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. There are a number of assumptions that are made, including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties (“PRP”) and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. We believe our range of exposure for these proceedings and known sites is $1.0 million to $1.5 million and, as of February 29, 2008, have approximately $1.0 million in our environmental reserves recorded in our consolidated balance sheet.

In 1984 MSC was named as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at a Superfund site in Gary, Indiana. The U.S. District Court for the Northern District of Indiana entered a Consent Decree between the government and certain PRPs (including MSC) on the scope of the remediation work at the site. We receive periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including MSC) to manage the remediation project. In late December 2005, we received an update indicating that the projected remediation costs would increase significantly due primarily to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed and increased oversight costs of the United States Environmental Protection Agency (“USEPA”). Accordingly, we treated the cost update as a change in estimate and increased our reserves related to the matter by $0.5 million in the second quarter of fiscal 2006 to reflect our share of the increased remediation costs. This charge was recorded in Selling, General and Administrative expenses in the accompanying Consolidated Statement of Operations. The estimated range of our remaining liability for this site is $0.5 million to $0.6 million. Remediation work is ongoing and we maintain a letter of credit for approximately $1.2 million to secure our obligation to pay our estimated share of the remediation expenses at the site.

In 2003, MSC, along with many other companies, was named as a PRP by the USEPA under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. In the third quarter of fiscal 2008, the ILEPA hosted a status update meeting regarding the ongoing work at the Lake Calumet site. ILEPA counsel advised that the ILEPA would be sending a letter to all PRP’s to ask them to reimburse ILEPA for its costs to remediate conditions at the site. Consequently, we increased our environmental reserve of less than $0.1 million for this site by $0.2 million to approximately $0.2 million in fiscal 2008.

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

On September 19, 2007, the Pennsylvania Department of Environmental Protection (“PDEP”) and the USEPA performed a hazardous waste inspection at our Morrisville, Pennsylvania facility and found hazardous paint waste on site for more than the 90 day allowable period. In January 2008, we were notified that the PDEP and USEPA would fine us $0.1 million. On April 1, 2008, the violation was settled for $0.1 million.

For additional information regarding our environmental matters, see Note 5 of the Notes to the Consolidated Financial Statements entitled “Commitments and Contingencies.”

Other Matters

We are also a party to various legal actions and customer disputes arising in the ordinary course of our business. We believe that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on our financial statements.

Item 4. Submission of Matters to a Vote of Security Owners

There were no matters submitted to our shareowners during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.02 par value, is listed on the New York Stock Exchange under the symbol “MSC.” The table below sets forth, by fiscal quarter, the high and low closing sales prices of our common stock during the past two fiscal years.

Fiscal Year	Fiscal Quarter		High	Low
2008	1st		$10.95	$9.19
	2nd		13.15	8.50
	3rd		11.10	7.56
	4th		8.26	5.41

Fiscal Year	Fiscal Quarter		High	Low
2007	1	st	$13.00	$10.31
	2	nd	10.99	8.72
	3	rd	12.06	8.87
	4	th	13.33	10.77

There were 607 stockholders of record of our common stock at the close of business on May 2, 2008.

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

Issuer Purchases of Equity Securities (1)

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
Repurchases during December 2007	—	$—	—	419,597
Repurchases during January 2008	—	—	—	1,419,597
Repurchases during February 2008	133,200	6.94	133,200	1,286,397
Total	133,200	$6.94	133,200	1,286,397
(1)	On February 8, 2006, we announced that our Board of Directors had authorized the repurchase of up to one million shares of common stock, or approximately 7% of the shares outstanding at that time. On January 7, 2008, the Company’s Board of Directors authorized the repurchase of up to one million additional shares of common stock. In July of 2007 and February of 2008, we entered into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, as part of our existing share repurchase program. In fiscal 2008, we repurchased 486,603 shares of our common stock for a total cost of approximately $4.2 million. In fiscal 2007, we repurchased 227,000 shares of our common stock for a total cost of approximately $2.2 million.There were 1,286,397 shares remaining under these authorizations as of February 29, 2008.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” in order to fully understand factors that may affect the comparability of the financial data below.

The selected financial data for fiscal 2007, 2006, 2005 and 2004 have been restated. See Note 19 to the Consolidated Financial Statements entitled “Restatement” for details of the restatement. We have not amended our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Selected Financial Data

Material Sciences Corporation and Subsidiaries

(Dollars and number of shares in thousands, except per share data)	Fiscal Year
	2008	2007(5)	2006(5)	2005(6)	2004(6)
				(unaudited )	(unaudited )
Statement of Operations Data
Net Sales	$234,991	$262,627	$286,614	$263,323	$242,748
Income (Loss) from Continuing Operations Before Income Taxes	(10,821)	8,705	14,221	6,727	(11,519)
Income (Loss) from Continuing Operations	(6,464)	6,287	7,262	3,246	(9,593)
Net Income (Loss)(1)	(6,464)	6,287	5,265	(283)	(13,154)
Diluted Net Income (Loss) from Continuing Operations Per Share	$(0.45)	$0.43	$0.50	$0.23	$(0.69)
Diluted Net Income (Loss) Per Share	$(0.45)	$0.43	$0.36	$(0.01)	$(0.94)
Balance Sheet Data
Working Capital	$52,473	$56,204	$54,619	$45,346	$38,409
Net Property, Plant and Equipment	67,301	74,904	73,138	74,560	81,747
Total Assets	164,315	188,438	175,518	169,989	205,074
Total Debt	—	—	—	1,100	43,944
Shareowners’ Equity	115,132	127,206	122,627	116,782	111,914
Average Capital Employed(2)	$121,169	$124,917	$120,255	$136,870	$166,793
Cash Flow Data
Depreciation, Amortization and Accretion	$11,389	$10,919	$11,526	$11,802	$14,849
Net Cash Provided by Operating Activities	12,907	14,538	20,276	5,434	4,397
Capital Expenditures	$6,694	$14,707	$8,449	$5,117	$4,519
Financial Ratios
Gross Profit as a % of Net Sales	10.3%	15.9%	17.7%	20.9%	16.7%
SG&A Expenses as a % of Net Sales	15.5%	12.8%	12.8%	15.5%	13.6%
Income (Loss) from Continuing Operations
Before Income Taxes as a % of Net Sales	(4.6)%	3.3%	5.0%	2.6%	(4.7)%
Net Income (Loss) as a % of Net Sales	(2.8)%	2.4%	1.8%	(0.1)%	(5.4)%
Research and Development as a % of Net Sales	2.8%	2.2%	0.9%	1.7%	1.8%
Effective Income Tax Rate on Continuing Operations(3)	40.3%	27.8%	48.9%	51.7%	(16.7)%
Return on Average Shareowners’ Equity	(5.3)%	5.0%	4.4%	(0.2)%	(11.3)%
Return on Average Capital Employed	(5.3)%	5.0%	4.4%	(0.2)%	(7.9)%
Total Debt to Total Capital Employed	0.0%	0.0%	0.0%	0.9%	28.2%
Other Data
Per Share Information:
Book Value	$8.02	$8.70	$8.35	$8.10	$8.00
Market Price:
High	$13.15	$13.33	$16.30	$18.16	$12.87
Low	$5.41	$8.72	$11.21	$8.77	$8.05
Close	$7.38	$10.77	$13.01	$15.45	$11.38
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,358	14,622	14,690	14,415	13,990
Shareowners of Record	607	518	549	608	741
Number of Employees(4)	543	583	557	562	702
(1)	In 2008, MSC recorded a loss, net of tax, of $787 related to goodwill impairment. In 2006, the Company recorded a loss, net of tax, on the sale of the Electronic Materials and Devices Group (“EMD”) of $139; a loss, net of tax, on discontinued operations of EMD of $1,930; income, net of tax, on the discontinued operations of Pinole Point Steel of $72; and a pretax restructuring charge of $218.
(2)	Average capital employed represents the average of the total debt and stockholders’ equity at the beginning and ending of the fiscal year.
(3)	See Note 10 to the Consolidated Financial Statements entitled “Income Taxes”.
(4)	Represents employees from continuing operations.
(5)	Amounts for fiscal 2007 and 2006 are as restated. See Note 19 to the Consolidated Financial Statements entitled “Restatement” for further details.

(6)	Amounts for fiscal 2005 and 2004 are as restated for the effects on these years of the matters related to investment assets and pension accounting as described in Note 19 to the Consolidated Financial Statements. For financial data that has been restated, the following table summarizes amounts previously reported:

	2005	2004
Statement of Operations Data
Income (Loss) from Continuing Operations Before Income Taxes	$6,666	$(11,548)
Income (Loss) from Continuing Operations	3,209	(9,620)
Net Income (Loss)	(320)	(13,181)
Diluted Net Income (Loss) from Continuing Operations Per Share	$0.22	$(0.69)
Diluted Net Income (Loss) Per Share	$(0.02)	$(0.94)
Balance Sheet Data
Working Capital	$44,688	$37,875
Total Assets	169,227	204,442
Shareowners’ Equity	116,242	111,466
Average Capital Employed	$136,376	$165,966

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We report segment information based on how we view our business for evaluating performance and making operating decisions. For the periods discussed in this Item 7, we report results on the basis of one reportable segment. Our one segment focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions consist of layers of metal and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts, brake dampers, engine parts, appliances, heating, ventilation and air conditioning, (“HVAC”), and computer disk drives. Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, appliance and lighting markets. We utilize a significant level of shared assets and personnel across each of our product categories. It is common for a single customer to purchase products from several different product categories.

The general state of the principal industries in which we operate presents a number of risks including:

•

Uncertainty of North American Automobile Industry – The three largest North American automobile manufacturers continue to suffer from a challenging macro economic climate, strong foreign competition, high gasoline prices, and labor issues. The total number of vehicles sold in the United States continues to decline. According to Autodata Corporation, the April 2008 seasonally-adjusted sales volume was only 14.4 million vehicles, down from previous figures which had been as high as 17 million units in recent years. Domestic automakers all continue to lose share of this declining market to foreign competitors. Sales of trucks and sports utility vehicles, which account for a disproportionate amount of our sales of Quiet Steel®, are declining against car sales as consumers migrate to more fuel efficient vehicles. Labor instability and costs also continue to challenge the domestic automakers. In addition, lengthy strikes at major suppliers to the auto industry negatively impact domestic auto production and sales. All of these factors have adversely affected our revenues and profits.

•

Pricing and Availability of Materials – The pricing of materials includes the cost of steel, zinc and nickel, as well as, but not limited to, the cost of energy and the cost of petroleum-based products. The price of these materials has risen in the past several years as the availability has declined. In particular, thin-gauged, wide-width substrates have been increasingly difficult to obtain.

•	Overcapacity – Excess capacity continues to exist in the domestic coil coating and electrogalvanizing markets resulting in extreme competition in pricing, terms of sale and facility utilization.
•

Shift in Supply Model – As market conditions change, shifts in the supply model for certain products may occur. We must adapt our pricing strategy accordingly, which may affect the comparability of the revenues, operating margins and working capital for the fiscal years presented. In fiscal 2006, we shifted the pricing of our gas tank product from a toll program to a package program (which includes the cost of the metal). In fiscal 2007, we lost a significant portion of our hard disk drive business due to a change in disk drive design methodology at our largest customer in this sector.

We continue to evaluate our processes to improve operating effectiveness and better manage our production costs. We have taken a disciplined approach to evaluating and implementing quality, productivity and customer care initiatives utilizing Six Sigma and lean manufacturing. Additionally, we have converted all of our manufacturing facilities to one enterprise resource system in order to improve the management of inventory, purchasing, and accounts receivable, among other areas.

As part of our strategic planning process, we have determined to explore strategic alternatives with respect to our manufacturing facility in Morrisville, Pennsylvania, including continuing operations, a possible joint venture, a strategic alliance or sale of the facility.

We closed our coil coating facility in Middletown, Ohio in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. Management has been considering various options regarding the disposition of this facility and related equipment including restarting production, selling, leasing, or re-opening in a new location. During the quarter ended November 30,

2007, management committed to a plan to sell this facility and related equipment. We have initiated an active plan to sell these assets as soon as practical. An impairment charge of $0.1 million was recorded in Sales, General and Administrative Expenses to reduce the carrying value of these assets to their fair value less cost to sell of $3.9 million. These assets are classified as held for sale on our balance sheet as of February 29, 2008.

On June 20, 2005, we completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of our Electronic Materials and Devices Group (“EMD”) to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and TST’s assumption of certain contractual obligations of EMD. As a result of the transaction, we were relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2.8 million as well as approximately $0.8 million of obligations related to certain cost sharing agreements between EMD and TST for the 18 months ended in November 2006. We report EMD as a discontinued operation with all prior period results of operations set forth reflecting that presentation.

In March 2006, we completed the construction of our premier noise, vibration and harshness (“NVH”) testing and development Application Research Center facility in Michigan, which utilizes the latest in NVH testing hardware and software for the engineering, application and validation of our NVH material solutions. In fiscal 2007, we completed the expansion of our Application Development Center in Eisenach, Germany. In an effort to commercialize our laminate products in Europe, in June 2004, we entered into a strategic alliance with ArcelorMittal for the marketing, sale and manufacture of Quiet Steel® to European automobile manufacturers. As a part of this strategic alliance, ArcelorMittal provides for the production of Quiet Steel® in its Montataire, France facility while we continue to manage the product and application engineering.

In the fourth quarter of fiscal 2007, we settled disputes with two suppliers related to defective materials and recorded an after-tax recovery of costs of $1.0 million. We also recorded tax benefits of $1.1 million, primarily related to research and development credits.

In the fourth quarter of fiscal 2008 we performed our annual impairment test of goodwill and recorded an impairment charge of $1.3 million, or $0.8 million net of tax as a result of this test. The net goodwill balance was zero and $1.3 million as of February 29, 2008 and February 28, 2007, respectively.

Restatements

As discussed in Note 19 to the Consolidated Financial Statements, “Restatement”, the Company’s consolidated financial statements for fiscal 2007 and 2006 have been restated. The accompanying Management’s Discussion and Analysis gives effect to the restatement.

Results of Operations as a Percentage of Net Sales (Fiscal Years)

	2008	2007	2006
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	89.7	84.1	82.3
Gross Profit	10.3	15.9	17.7
Selling, General and Administrative Expenses	15.5	12.8	12.8
Asset Impairments, Restructuring and Other	0.6	0.2	0.1
Income (Loss) from Operations	(5.8)	2.9	4.8
Total Other (Income) Expense, Net	(1.2)	(0.4)	(0.1)
Income (Loss) from Continuing Operations Before Income Taxes	(4.6)	3.3	4.9
Provision (Benefit) for Income Taxes	(1.8)	0.9	2.4
Loss on Discontinued Operations, Net of Income Taxes	—	—	(0.7)
Net Income (Loss)	(2.8)%	2.4%	1.8%

Results of Operations – Fiscal 2008 Compared to Fiscal 2007

($ in thousands)	2008	2007	% Fav(Unfav) Variance
Net Sales	$234,991	$262,627	(10.5)%
Gross Profit	$24,276	$41,880	(42.0)%
% of Net Sales	10.3%	15.9%
Selling, General and Administrative	$36,510	$33,683	(8.4)%
% of Net Sales	15.5%	12.8%

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

Net Sales

($ in thousands)	Net Sales
Application	Fiscal 2008	Fiscal 2007	Variance $	Variance %
Acoustical	$113,212	$130,475	$(17,263)	(13.2)%
Coated	121,779	132,152	(10,373)	(7.8)%
Total	$234,991	$262,627	$(27,636)	(10.5)%

Sales of acoustical materials, which are primarily to automotive manufacturers, decreased to $113.2 million in fiscal 2008 from $130.5 million in fiscal 2007. Sales of body panel laminate decreased 16.0%, from $73.0 million to $61.3 million, primarily due to the overall softness of the North American auto industry. We expect this slowdown in the U.S. auto market to continue at least through the first half of fiscal 2009. Sales in the brake market during fiscal 2008 decreased 22.5%, from $34.9 million to $27.1 million, primarily due to the softness in the auto industry and an overall reduction in the quantity of inventory carried by our customers. Growth in our European brake market of approximately 38%, or an increase of $2.3 million, helped to partially offset the weakness in the U.S. auto industry. We are actively seeking new markets, both in the U.S. and abroad, for our acoustical products.

Coated materials sales, which are primarily to appliance, building products and automotive customers, decreased in fiscal 2008 to $121.8 million from $132.2 million in the prior year, primarily due to a decrease in appliance/HVAC sales partially offset by increased furniture and fixtures and gas tank sales. Appliance/HVAC sales decreased 11.0%, from $30.7 million to $27.3 million, primarily due to extreme softness in the market related to the specific products we make for our customers. Gas tank sales increased 2.2%, from $41.0 million to $41.8 million, principally due to new business and a change in the product formulation. Furniture and fixture sales increased 100.5%, from $2.8 million to $5.6 million, primarily due to new business.

Gross Profit. Our fiscal 2008 gross profit was $24.3 million, or 10.3% of net sales, as compared to $41.9 million, or 15.9% of net sales in the prior fiscal year. Gross profit decreased over the comparable prior year by $20.6 million due to decreases in product sales, a $0.6 million decrease in scrap sales, partially offset by a $2.5 million decrease in overhead spending, a $0.5 million reduction in quality related cost and $0.1 million in fees from an operating agreement with Hae Won with respect to operations in South Korea. Despite the reductions in overhead spending in fiscal 2008, we experienced margin compression as even the reduced level of overhead spending consumed a greater percentage of our gross margin.

SG&A Expenses. SG&A expenses were $36.5 million in fiscal 2008 compared to $33.7 million in fiscal 2007. The increase in these expenses was primarily due to increased investment in personnel of $1.4 million, an increase in depreciation expense of $0.9 million, primarily for our Application Research Center and our new ERP system, increased travel of $0.4 million as we expand internationally and increased bad debt expense as we had a reduction of bad debt expense in fiscal 2007 due to the collection of a $0.3 million account receivable recovery. These increases were offset to some extent by lower legal and professional fees of $0.7 million.

Goodwill. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal 2008. The Company experienced a deterioration in its operating results and stock price in it fiscal fourth quarter of 2008. The result of our annual goodwill impairment test was that our goodwill was impaired and as a result, we recorded an impairment charge of $1.3 million. The net goodwill balance was zero and $1.3 million, as of February 29, 2008 and February 28, 2007, respectively.

Restructuring Expenses. The production employees at our Morrisville, Pennsylvania facility previously worked under a union contract that expired in March 2006. We implemented new terms and conditions of employment for employees upon the contract’s expiration and offered the employees a voluntary severance package. Thirty-one employees accepted the voluntary severance package. In April 2006, we commenced hiring employees to replace those who elected the severance package. All employees at the Morrisville facility were working under the terms and conditions of employment implemented by MSC upon the union contract’s application in March 2006 until a new collective bargaining agreement was ratified in August 2007, effective April 3, 2006. The new agreement will expire on April 8, 2011. We recorded restructuring expenses of $0.6 million in severance and related expenses in fiscal 2007 related to this restructuring. The entire restructuring reserve for this action was paid during fiscal 2007.

Total Other (Income) Expense, Net. Total Other Income, Net, was $2.7 million in fiscal 2008 compared to $1.1 million in fiscal 2007. Interest Income, Net, decreased to $0.4 million in fiscal 2008 from $0.7 million in fiscal 2007 due to interest of $0.2 million received on an income tax refund and interest of $0.1 million on the collection of an account receivable which had previously been written off in fiscal 2007 that did not repeat in fiscal 2008. In fiscal 2008, we began to recognize the foreign currency effect of our intercompany debt when our MSC Europe subsidiary began repaying intercompany debt, and recognized $1.7 million of foreign currency gain. We are restating the quarterly impact of this transaction gain in this Form 10-K. Refer to Note 18 in the Consolidated Financial Statements, Selected Quarterly Results of Operations. Equity in Results of Joint Venture was income of $0.3 million in fiscal 2008 as compared to income of $0.1 million in fiscal 2007 (see Note 4 of the Notes to the Consolidated Financial Statements entitled “Joint Venture”).

Income Taxes. Our effective income tax rate for continuing operations was 40.3% in fiscal 2008 as compared to 27.8% in fiscal 2007. The increase in the effective rate from the prior year is primarily due to a research and development tax credit of $ 0.3 million, or 2.5%, in fiscal 2008 versus credits of $0.9 million, or 10.4%, for fiscal years 2004 through 2007. Additionally, our valuation allowances on our net operating loss carryforwards were lower in fiscal 2008 as MSC Europe generated $2.3 million pretax income this year.

Results of Operations – Fiscal 2007 Compared to Fiscal 2006

($ in thousands)	2007	2006	% Fav(Unfav) Variance
Net Sales	$262,627	$286,614	(8.4)%
Gross Profit	$41,880	$50,839	(17.6)%
% of Net Sales	15.9%	17.7%
Selling, General and Administrative	$33,683	$36,669	8.1%
% of Net Sales	12.8%	12.8%

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

Net Sales

($ in thousands)	Net Sales
Application	Fiscal 2007	Fiscal 2006	Variance $	Variance %

Acoustical	$130,475	$148,050	$(17,575)	(11.9)%
Coated	132,152	138,564	(6,412)	(4.6)%
Total	$262,627	$286,614	$(23,987)	(8.4)%

Sales of acoustical materials, which are made primarily to automotive and disk drive manufacturers, decreased to $130.5 million in fiscal 2007 from $148.0 million in fiscal 2006. Sales of body panel laminate decreased 9.1%, from $80.3 million to $73.0 million, primarily due to the overall softness of the North American auto industry. According to industry statistics, production of cars and light trucks containing Quiet Steel® declined an average of 11%, with the production of some platforms down more than 20%. The significant decrease in automobile production by the U.S. automakers in the second half of calendar 2006 has reduced the demand for body panel laminate parts. Sales in the brake market during fiscal 2007 decreased 7.7%, from $37.9 million to $34.9 million, primarily due to the softness in the auto industry and an overall reduction in the quantity of inventory carried by our customers. Growth in our European brake market of approximately 39% helped to partially offset the weakness in the U.S. auto industry. Disk drive sales decreased 57.6%, from $7.3 million to $3.1 million, as our largest customer in this sector changed its disk drive design methodology.

Coated materials sales, which are primarily to appliance, building products and automotive customers, decreased in fiscal 2007 to $132.1 million from $138.6 million in the prior year, primarily due to a decrease in appliance/HVAC sales partially offset by increased gas tank sales and lighting sales. Appliance/HVAC sales decreased 31.1%, from $44.6 million to $30.7 million, primarily due to the loss of a significant film laminate customer as well as two customers moving the production of certain appliances from the U.S. to Mexico. Gas tank sales increased 12.8%, from $36.3 million to $41.0 million, principally due to increased sales volume, a change in the product formulation and the full year impact of the change in the pricing model to a package basis from a toll basis whereby the cost of metal is now included in the sales price with little or no associated profit. Lighting sales increased 66.2%, from $4.0 million to $6.6 million, primarily due to new business.

Gross Profit. Our fiscal 2007 gross profit was $41.9 million, or 15.9% of net sales, as compared to $50.8 million, or 17.7% of net sales, in the prior fiscal year. Of the total $9.0 million decrease in gross profit, $9.5 million was due to decreased sales volume, $3.5 million was due to increases in raw material costs and $2.1 million was due to decreases in our sales price. These unfavorable variances were partially offset by $6.5 million of cost reductions and savings from quality initiatives. The decrease in gross profit and the gross margin was primarily due to the significant decrease in sales of higher-margin acoustical products. We had additional margin compression due to the increased cost of raw materials, especially zinc and nickel, that we were not able to fully pass on to customers through pricing. We also experienced some sales price declines primarily related to a program for one high-volume product. We experienced significant savings from our quality initiatives in managing yields, decreasing customer claims and maximizing recoveries of partially defective runs. Our overall cost of non-conformance improved by 30% as a percentage of sales in fiscal 2007 compared to fiscal 2006. We are continuing to evaluate all of our processes to better manage our production costs and improve the quality of our products.

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

Total Other (Income) Expense, Net. Total Other Income, Net, was $1.1 million in fiscal 2007 compared to $0.3 million in fiscal 2006. Interest Income, Net, increased to $0.7 million in fiscal 2007 from $0.1 million in fiscal 2006 due to interest earned on our cash balances which were higher in fiscal 2007, interest of $0.2 million received on an income tax refund and interest of $0.1 million on the collection of an account receivable which had previously been written off. Equity in Results of Joint Venture was income of $0.1 million in fiscal 2007 as compared to income of $0.2 million in fiscal 2006 (see Note 3 of the Notes to the Consolidated Financial Statements entitled “Joint Venture and Partnership”).

Income Taxes. Our effective income tax provision rate for continuing operations was 27.8% in fiscal 2007 as compared to 48.9% in fiscal 2006. The significant decrease in the effective rate from the prior year was primarily due to establishing research and development tax credits of $ 0.9 million, or 10.4%, and the closing of an Internal Revenue Service audit of $0.3 million, or 3.4%. Additionally, our valuation allowances on our net operating loss carryforwards were lower in fiscal 2007 as MSC Europe generated $0.2 million pretax income in fiscal 2007 compared to a $1.8 million pretax loss in fiscal 2006.

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

The following table shows the results of operations for EMD in fiscal 2007 and 2006:

(in thousands)	2007	2006
Net Sales	$—	$1,132
Gross Profit	—	890
SG&A and Other Expenses	—	4,005
Loss Before Income Taxes	—	(3,115)
Benefit for Income Taxes	—	(1,185)
Loss on Discontinued Operations - EMD	$—	$(1,930)

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

We generated $12.9 million of cash from operating activities in fiscal 2008. The main components of cash generated from operating activities consisted of reduced inventory and accounts receivable amounts partially offset by a decrease in accounts payable. The decrease in accounts receivable and accounts payable was due to transactions from fiscal 2007 with one major customer, who is also a supplier, for whom we manufacture products. In the first quarter of fiscal 2008, we applied offsetting accounts receivable and accounts payable for this customer, as a result of a net cash settlement, reducing both by $20.4 million.

In fiscal 2008, we invested $6.7 million in capital improvement projects compared to $14.7 million and $8.4 million in fiscal 2007 and 2006, respectively. The decrease was primarily due to the expenditures related to the fiscal 2007 completion of the Application Research Center in Michigan and the expansion of the Application Development Center in Europe that were significantly less in fiscal 2008. Fiscal 2009 capital expenditures are projected to be approximately $8.3 million.

In September 2007, we invested $6.0 million in Auction-Rate Securities (“ARS”) from three different funds as a preferred stockholder. These investments are the preferred shares of large, diversified, highly-rated money market funds whose common shares are actively traded. These funds typically invest in preferred securities, convertible securities, high yield debt, common stock and senior loans of various corporate entities. The total value of assets of these funds is between two and three times the total value of the outstanding preferred shares in which we invested. From September 2007 to mid-February 2008, fund auctions of the ARS occurred on a weekly basis and the Company exercised its right to either sell the shares at auction, hold the shares and accept the new rate established by the auction, or hold the shares only if the auction reaches the Company’s desired rate. Subsequent to our initial investment of $6.0 million in September 2007, the Company continued to purchase and sell these securities through the auction-rate process. Total purchases during fiscal year 2008 were $131.5 million and total sales were $125.5 million. In mid-February 2008, auctions started to fail as a result of the supply significantly exceeding demand for these investments, given the conditions in the overall economy and credit markets. The shares bear a higher rate of interest when auctions fail, the rate is equal to 150% of current AA commercial paper rates. Because of the shares having a preference to money market fund assets (over common shares) and of the highly rated and diversified underlying assets, we believe that we will be able to liquidate these investments at par within one year. The fund managers have announced and commenced providing substantial liquidity to certain funds in which we are invested. We liquidated $0.4 million in April 2008 at par value and $1.7 million in May 2008 at par value. We have evaluated these assets for potential impairment related to the lack of liquidity and recorded a temporary impairment for $0.1 million with a charge to Other Comprehensive Income and a reduction in the carrying value of $0.1 million for funds we expect to be redeemed later. Although we cannot be certain of a return of liquidity to these markets, we expect that these investments will be fully liquidated by the end of fiscal 2009, and have therefore classified them as short-term investments on our balance sheet.

On July 24, 2007, we signed an amendment to our $30.0 million committed line of credit (the “Line”) extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. We had an interim line of credit from April 11, 2008 to May 12, 2008 in the amount of $4.5 million to cover letters of credit and operating needs if necessary. There were no borrowings outstanding under the Line at the end of fiscal 2008 or 2007. Borrowing capacity reserved for our outstanding letters of credit was $1.9 million, and the amount remaining available to be borrowed was $28.1 million as of February 29, 2008. At our option, interest under the Line was at the bank’s prime rate (6.0% and 8.25% as of February 29 or 28, 2008 and 2007, respectively) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants under the Line included a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80.0 million plus 50% of positive consolidated net income for each fiscal quarter ending on or after May 31, 2004, or $87.9 million, as of February 29, 2008. As of February 29, 2008, we were in compliance with all debt covenants. Under the Line, there were restrictions on our use of cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The Line was secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

The interim line of credit expired on May 12, 2008 and was used to cover letters of credit and operating needs if necessary. No borrowings were made on the interim line of credit. On May 12, 2008, the company secured a new 36 month $15.0 million credit line ("New Line") with JP Morgan Chase Bank, N.A. Interest on the New Line is at the prime rate or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit; and a .25% fee on the annual unused credit line. The New Line will be secured by a borrowing base of accounts receivable and liens on other assets of the company including inventory, equipment, real property and intellectual property. The New Line contains no financial statement covenants.

In February 2006, our Board of Directors approved a share repurchase program whereby we may repurchase up to one million shares of our common stock. On January 7, 2008, the Company’s Board of Directors approved an additional share repurchase of up to one million more shares of common stock. In fiscal 2007, we repurchased 227,000 shares of our common stock on the open market for $2.2 million under this program. In fiscal 2008, we repurchased 486,603 shares of our common stock for a total cost of approximately $4.2 million. There were 1,286,397 shares remaining under these authorizations as of February 29, 2008.

We continually review the potential for investments in our growth markets. In addition, we also review the potential value to shareowners of divesting facilities or other assets that are not performing to our expectations.

We are a party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our entire business. We believe that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. (See “Legal Proceedings” and Note 5 of the Notes to the Consolidated Financial Statements entitled “Commitments and Contingencies”).

Contractual Obligations. The following table summarizes the contractual obligations we have outstanding as of February 29, 2008 (in thousands).

Contractual Obligations	Obligations Due In
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$8,727	$1,759	$2,338	$1,682	$2,948
Purchase Obligations	23,280	22,169	1,111	—	—
Other Long-Term Liabilities(1)	12,816	1,516	2,873	2,793	5,634
Unrecognized Tax Benefits(2)	3,400	—	—	—	3,400
Total	$48,223	$25,444	$6,322	$4,475	$11,982

(1)	Other Long-Term Liabilities represent the expected payments for the Company’s obligations for pension and other post-retirement benefits. See Note 8 “Retirement and Savings Plans” to the Consolidated Financial Statements for further information.
(2)	Unrecognized tax benefits consist of $3.4 million for which we are not able to reasonably estimate the timing of the potential future payments. See Note 10 “Income Taxes” to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of February 29, 2008 other than the operating leases presented in the table of contractual obligations.

Inflation

We believe that general inflation has not had a significant impact on fiscal 2008, 2007 and 2006 results of operations. However, as explained earlier in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” we have experienced increased costs for both raw materials and energy which has had a negative impact on our gross profit in fiscal 2008, 2007 and 2006.

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

Revenue Recognition. We recognize revenue upon shipment of goods to customers, at which time title (our value-added content in the case of toll processing) and risk of loss pass to the customer. We record shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Operations. Our revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin No. 104, “Revenue Recognition.” We also record reductions to revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any differences between these estimates and our actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. We had claims reserves of $3.1 million as of February 29, 2008 including both general reserves and specifically identified reserves. A 10% increase in our manufacturing claims experience would have the effect of increasing the claims lag reserve by $0.1 million.

Allowance for Doubtful Accounts. We provide for an allowance for uncollectible accounts using both specific and general estimates. We calculate a specific reserve for disputed accounts receivable items by assessing specific receivables that are aged and assessing the aging of the total receivable pool using both historical data and current knowledge of specific items. We calculate a general reserve based on historical experience, for bankruptcy and insolvency by applying a fixed allowance percentage to the total receivable pool. The allowance for doubtful accounts was less than $0.1 million as of February 29, 2008 and $0.5 million as of February 28, 2007. A 10% increase or decrease in our estimates would result in a change in the allowance of approximately $5,000.

Inventory. We carry inventory at the lower of cost or market, using either the specific identification, average cost or first-in, first-out method of cost valuation. Obsolete, damaged and excessive inventories are carried at net realizable value. Historical recovery rates, current market conditions, inventory receipt date and sales plans are key factors used in the assessment of the net realizable value of obsolete, damaged and excess inventory. We evaluate the overhead allocated to inventory based upon factory run hours and charge costs related to abnormal under-utilization directly against income. We evaluate our ability to sell inventory and recovery costs of inventory through the normal sales process and record “lower of cost or market” reserves in cases where we can not. We evaluate these factors on an interim basis and we record adjustments as appropriate to reflect necessary write-downs. There are inherent uncertainties related to the determination of the recoverability of inventory which may affect our future financial statements as we re-evaluate the recoverable amounts during each interim period. We had inventory reserves of $2.0 million as of February 29, 2008, net of scrap inventory that can be sold on the secondary market.

Long-Lived Assets. Long-lived assets consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the carrying value of the long-lived assets is higher than the undiscounted cash flows related to the asset group, an impairment loss may be necessary. The impairment loss would be measured by the difference between the fair value of the assets and the carrying value of the assets. Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows. The valuation techniques utilize certain assumptions we made including, but not limited to, estimated fair market value of assets, which are based on additional assumptions such as public market data, depreciation factors for orderly liquidation, including allowances such as dismantlement and removal, and the relationship between replacement cost new and market value based on the age of the assets.

We have a subsidiary in Germany that had been operating in a loss position until fiscal 2007. The carrying value of the subsidiary’s long-lived assets was $5.1 million as of February 29, 2008. The sales of the German subsidiary were $8.5 million, $6.5 million and $4.7 million in fiscal 2008, 2007 and 2006, respectively. The pretax income (loss) on continuing operations was $2.3 million, $0.2 million and $(1.8) million in fiscal 2008, 2007 and 2006, respectively. In fiscal 2007, we internally realigned the sales and expenses related to our strategic alliance with ArcelorMittal based on our transfer pricing policy. Accordingly, our domestic corporate operation collects all related sales and pays our German subsidiary for all routine support services at cost plus a reasonable profit. In fiscal 2007, our domestic corporate operation was charged $0.8 million, net of royalties collected, by our German subsidiary. We believe, based on current projections, that the operations will generate future cash flows sufficient to support the carrying value of the long-lived assets. Consequently, no write-down of these assets is necessary at this time.

Income Taxes. As part of the process of preparing the consolidated financial statements, we are required to estimate the actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income. The assessment considers several factors, including an estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse in the jurisdiction to which the deferred tax asset relates. This evaluation is primarily based on our historical earnings, projected operating results, applicable net operating loss carryforward expiration dates and identified actions under our control in realizing the associated carryforward benefits. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such valuation allowance; we must include an expense within the tax provision in the accompanying consolidated statement of operations.

We had $16.1 million of gross deferred tax assets as of February 29, 2008, resulting from net operating loss carryforwards and other deductible temporary differences, which may reduce taxable income in future periods to the extent we generate profits. These assets relate to federal, state and foreign tax jurisdictions. The federal net operating loss generated in fiscal 2008 will be carried back to fiscal 2006 and fully utilized. Therefore, no valuation allowance is needed for the deferred tax asset related to this federal net operating loss. The valuation allowance on the remaining deferred tax assets is $4.3 million as of February 29, 2008. Included in these amounts is a $2.8 million deferred tax asset related to net operating loss carryforwards and temporary differences incurred by MSC Europe and an offsetting valuation allowance of $2.8 million. MSC Europe incurred operating losses since commencing business in fiscal 2002 until earning a $0.2 million pretax profit in fiscal 2007 and a $2.3 million pretax profit in fiscal 2008. We will continue to evaluate the amount and need for this and any other valuation allowances based on historical earnings, projected operating results and other factors described above.

We periodically estimate the probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for uncertain tax positions are $3.4 million offset by deferred tax assets of $2.1 million at February 29, 2008.

Retirement Plans. The plan obligations and related assets of defined benefit retirement plans (including the non-contributory supplemental pension plans for some of our officers) and other postretirement health care plans are presented in Note 8 of the Notes to Consolidated Financial Statements entitled “Retirement and Savings Plans.” Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate at which the obligation could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected. A one percentage point increase in the estimated discount rate would decrease the net pension expense by less than $0.1 million and decrease the estimated pension liability by $1.4 million. A one percentage point decrease in the discount rate would increase the net pension expense by $0.1 million and increase the estimated pension liability by $1.7 million. A one percentage point increase or decrease in the estimated future return on plan assets would have a $0.1 million relative effect on fiscal 2008 net pension expense. The estimated future return on plan assets for the fiscal 2008 pension benefit income calculation is 8.4%.

Environmental Reserves. We are a party to various legal proceedings in connection with the remediation of certain environmental matters. We record these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. There are a number of assumptions that are made, including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. We believe our range of exposure for these proceedings and known sites is $1.0 million to $1.5 million and as of February 29, 2008, have approximately $1.0 million in environmental reserves.

Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on March 1, 2008. We did not apply fair value accounting for any of our existing eligible assets and liabilities as of March 1, 2008 and therefore this statement will not have a material impact on our financial statements. We may elect to apply the fair value accounting standard for any new eligible assets and liabilities acquired after the adoption date.

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.

Statement 141R will change the accounting treatment for certain specific items. SFAS 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS 141R, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS 160, on the results of operations, financial position and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of determining the impact of adopting this new accounting position on its consolidated financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have an impact on its results of operations, financial position and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally in Europe and Malaysia and have a joint venture in Brazil, and thus are subject to potentially adverse movements in foreign currency rates. As of February 29, 2008 and February 28, 2007, foreign sales were approximately 4.0% and 3.7% of consolidated net sales, respectively. Historically, the effect of movements in the exchange rates has not been material to our financial position or our results of operations. We believe the movement in foreign currency exchange rates will not have a material adverse effect on our financial statements.

We had a $30.0 million line of credit at the lender’s prime rate of interest (6.0% as of February 29, 2008) or at LIBOR plus a margin. There was no debt outstanding as of February 29, 2008 although we did have $1.9 million in outstanding letters of credit as of that date. See Note 6 of the Notes to the Consolidated Financial Statements entitled “Indebtedness.”

In the ordinary course of business, the Company enters into purchase contracts for the procurement of nickel carbonate, zinc shot and natural gas which are commodities used in the Company’s manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. The Company maintains a commodity forward purchase policy which seeks to ensure that at any point in time the majority of the expected consumption over the next twelve months will be secured under a purchase contract at a pre-determined price. As of February 29, 2008, the Company has at least 2/3 of the expected fiscal year 2009 needs contracted for under purchase agreements. As discussed in Note 1 to the financial statements, we have elected the Normal Purchase Normal Sale exclusion for each of our commodity purchase contracts as allowed under FAS No. 133 – Derivatives and Hedging Activities.

The table below provides information about the Company’s nickel carbonate, zinc shot and natural gas inventory. The table presents the carrying amount of these commodities as of February 29, 2008.

A 10% increase in pricing would have a $153,000 and $240,000 impact on fiscal 2009 expected costs for zinc shot and natural gas, respectively.

Carrying Amount (In Thousands)
Inventory
Nickel Carbonate	$729
Zinc Shot	1,152
Natural Gas	51
Total	$1,932

Item 8. Financial Statements and Supplementary Data

The following pages contain the Financial Statements and Supplementary Data as required by Item 8 of Part II of Form 10-K.

Note:	All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Material Sciences Corporation

Elk Grove Village, Illinois

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation and subsidiaries (the “Company”) as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended February 29, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Material Sciences Corporation and subsidiaries as of February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 10 to the consolidated financial statements, on March 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

As discussed in note 19 to the consolidated financial statements, the accompanying financial statements for the years ended February 28, 2007 and 2006 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 29, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

May 29, 2008

Consolidated Statements of Operations

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,

(In thousands, except per share data)	2008	As Restated (see Note 19) 2007	As Restated (see Note 19) 2006
Net Sales	$234,991	$262,627	$286,614
Cost of Sales	210,715	220,747	235,775
Gross Profit	24,276	41,880	50,839
Selling, General and Administrative Expenses	36,510	33,683	36,669
Asset Impairments, Restructuring and Other	1,319	592	218
Income (Loss) from Operations	(13,553)	7,605	13,952
Other (Income) and Expense:
Interest (Income) Expense, Net	(421)	(728)	(58)
Equity in Results of Joint Venture	(330)	(145)	(196)
Foreign Currency Transaction Gain	(1,741)	—	—
Other, Net	(240)	(227)	(15)
Total Other (Income) Expense, Net	(2,732)	(1,100)	(269)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(10,821)	8,705	14,221
Provision (Benefit) for Income Taxes	(4,357)	2,418	6,959
Income (Loss) from Continuing Operations	(6,464)	6,287	7,262
Loss on Discontinued Operations Including Loss on Sale of EMD (Net of Benefit for Income Taxes of $0, $0 and $1,228, Respectively)	—	—	(1,997)
Net Income (Loss)	$(6,464)	$6,287	$5,265

Basic Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.45)	$0.43	$0.50
Loss on Discontinued Operations	—	—	(0.14)
Basic Net Income (Loss) Per Share	$(0.45)	$0.43	$0.36
Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.45)	$0.43	$0.50
Loss on Discontinued Operations	—	—	(0.14)
Diluted Net Income (Loss) Per Share	$(0.45)	$0.43	$0.36
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,358	14,616	14,661
Dilutive Shares	—	6	29
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,358	14,622	14,690
Outstanding Common Stock Options Having No Dilutive Effect	175	215	125

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

(In thousands, except share data)	February 29, 2008	As Restated (see Note 19) February 28, 2007
Assets
Current Assets:
Cash and Cash Equivalents	$7,913	$11,667
Short Term Investment	6,933	953
Receivables, Less Reserves of $3,708 and $4,020, Respectively	28,547	48,121
Income Taxes Receivable	3,316	1,665
Prepaid Expenses	744	1,168
Inventories:
Raw Materials	13,177	17,991
Finished Goods	18,634	24,278
Deferred Income Taxes	3,754	2,204
Assets Held for Sale	3,882	—
Other Assets	180	198
Total Current Assets	87,080	108,245
Property, Plant and Equipment:
Land and Building	55,511	63,238
Machinery and Equipment	156,462	178,173
Construction in Progress	1,869	4,159
	213,842	245,570
Accumulated Depreciation	(146,541)	(170,666)
Net Property, Plant and Equipment	67,301	74,904
Other Assets:
Investment in Joint Venture	3,094	2,363
Goodwill	—	1,319
Deferred Income Taxes	6,608	1,415
Other	232	192
Total Other Assets	9,934	5,289
Total Assets	$164,315	$188,438
Liabilities
Current Liabilities:
Accounts Payable	$22,513	$39,093
Accrued Payroll Related Expenses	4,691	5,414
Accrued Expenses	7,403	7,468
Current Liabilities of Discontinued Operation – Pinole Point Steel	—	66
Total Current Liabilities	34,607	52,041
Long-Term Liabilities:
Pension and Postretirement Liabilities	9,628	8,411
Other	4,948	780
Total Long-Term Liabilities	14,576	9,191
Commitments and Contingencies	—	—
Shareowners’ Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	—	—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,039,817 Shares Issued and 14,137,566 Shares Outstanding as of February 29, 2008 and 19,030,907 Shares Issued and 14,615,259 Shares Outstanding as of February 28, 2007	381	381
Additional Paid-In Capital	79,491	79,171
Treasury Stock at Cost, 4,902,251 Shares as of February 29, 2008 and 4,415,648 Shares as of February 28, 2007	(52,978)	(48,757)
Retained Earnings	88,272	94,828
Accumulated Other Comprehensive Income	(34)	1,583
Total Shareowners’ Equity	115,132	127,206
Total Liabilities and Shareowners’ Equity	$164,315	$188,438

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	2008	As Restated (see Note 19) 2007	As Restated (see Note 19) 2006
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(6,464)	$6,287	$5,265
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
Operating Activities:
Depreciation, Amortization and Accretion	11,389	10,919	11,526
Change in Provision for Deferred Income Taxes	(3,799)	36	6,144
Compensatory Effect of Stock Plans	133	94	(67)
Tax Benefit of Stock Options	—	—	125
Loss on Sale of Assets	50	114	106
Foreign Currency Transaction Gain	(1,741)	—	—
Goodwill Impairment	1,319	—	—
Other, Net	(329)	(145)	(196)
Changes in Assets and Liabilities:
Receivables	19,938	(11,493)	2,715
Income Taxes Receivable	(1,744)	671	(2,678)
Prepaid Expenses	435	74	(37)
Inventories	10,749	(1,890)	1,176
Accounts Payable	(17,099)	10,702	1,804
Accrued Expenses	663	1,165	(6,611)
Other, Net	(593)	(1,383)	(143)
Net Cash Provided by Continuing Operations	12,907	15,151	19,129
Net Cash Provided by (Used in) Discontinued Operations	—	(613)	1,147
Net Cash Provided by Operating Activities	12,907	14,538	20,276
Investing Activities:
Capital Expenditures	(6,694)	(14,707)	(8,449)
Purchases of Short-term investment	(131,500)
Proceeds from Short-term investment sold	125,525
Net Cash Provided by (Used in) Investing Activities	(12,669)	(14,707)	(8,449)
Financing Activities:
Proceeds Under Lines of Credit	—	—	19,000
Payments of Long-Term Debt	—	—	(20,100)
Purchase of Treasury Stock	(4,221)	(2,229)	—
Issuance of Common Stock	157	424	1,114
Excess Tax Benefits From Stock Compensation	30	83	—
Net Cash Provided by (Used in) Financing Activities	(4,034)	(1,722)	14
Effect of Exchange Rate Changes on Cash	42	(42)	(15)
Net Increase (Decrease) in Cash	(3,754)	(1,933)	11,826
Cash and Cash Equivalents at Beginning of Year	11,667	13,600	1,774
Cash and Cash Equivalents at End of Year	$7,913	$11,667	$13,600
Non-Cash Transactions:
Asset Retirement Obligation Established	$—	$11	$81
Capital Expenditures in Accounts Payable at Year End	$881	$503	$2,698
Supplemental Cash Flow Disclosures:
Interest Paid	$146	$124	$117
Income Taxes Paid	$2,052	$1,529	$3,335

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners’ Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance as of February 28, 2005 (As previously reported)	18,827,944	$377	$77,402	$82,927	(4,188,648)	$(46,528)
Cumulative Effect of Restatement on Prior Years (See Note 19)	—	—	—	349	—	—
Balance as of February 28, 2005 (As restated)	18,827,944	$377	$77,402	$83,276	(4,188,648)	$(46,528)
Net Income (As restated)	—	—	—	5,265	—	—
Issuance of Common Stock	106,138	2	1,112	—	—	—
Compensatory Effect of Stock Plans	(21,500)	(1)	(66)	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	125	—	—	—
Balance as of February 28, 2006 (As restated)	18,912,582	$378	$78,573	$88,541	(4,188,648)	$(46,528)
Net Income (As restated)	—	—	—	6,287	—	—
Issuance of Common Stock	118,325	3	421	—	—	—
Compensatory Effect of Stock Plans	—	—	94	—	—	—
Purchase of Treasury Stock	—	—	—	—	(227,000)	(2,229)
Excess Tax Benefits from Stock Compensation	—	—	83	—	—	—
Balance as of February 28, 2007 (As restated)	19,030,907	$381	$79,171	$94,828	(4,415,648)	$(48,757)
FIN 48 Adjustment	—	—	—	(92)	—	—
Net Income (Loss)	—	—	—	(6,464)	—	—
Issuance of Common Stock	8,910	—	157	—	—	—
Compensatory Effect of Stock Plans	—	—	133	—	—	—
Purchase of Treasury Stock	—	—	—	—	(486,603)	(4,221)
Excess Tax Benefits from Stock Compensation	—	—	30	—	—	—
Balance as of February 29, 2008	19,039,817	$381	$79,491	$88,272	(4,902,251)	$(52,978)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	2008	As Restated (see Note 19) 2007	As Restated (see Note 19) 2006
Net Income (Loss)	$(6,464)	$6,287	$5,265
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(265)	615	(251)
Retirement Liability, Net of Benefit for Income Taxes of $845, $270 and $339, Respectively	(1,351)	(418)	(493)
Gain (Loss) on Marketable Securities, Net of Benefit for Income Taxes of $0, $18 and $97	(1)	27	152
Total Other Comprehensive Income (Loss)	(1,617)	224	(592)
Comprehensive Income (Loss)	$(8,081)	$6,511	$4,673

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short term investments, accounts receivable and accounts payable. The carrying amounts of the other financial assets and liabilities approximate fair value due to the short maturities of these instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Short Term Investments

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). See Footnote 2, Short Term Investments, for more information on the Company’s Short Term Investments.

Accounts Receivable

Accounts receivable are recorded at their estimated fair value net of allowances for doubtful accounts, claims, discounts and other credits expected to be granted to customers. The Company provides reserves for uncollectible receivables due to customer bankruptcy, insolvency or disputes over terms and conditions. The methodology for calculating the allowance for doubtful accounts includes an assessment of specific receivables that are aged and an assessment of the aging of the total receivable pool. The Company also records reductions of revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any differences between these estimates and actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. Total accounts receivable reserves were $3.7 million and $4.0 million at February 29, 2008 and February 28, 2007, respectively.

Inventories

Inventories are stated at the lower of cost or market, using either the specific identification, average cost or first-in, first-out method of cost valuation. Due to the continuous nature of the Company’s operations, work-in-process inventories are not material. The Company holds some of its inventory at outside processors. The Company had approximately $3.7 million and $4.0 million of inventory at outside processors at February 29, 2008 and February 28, 2007, respectively.

Commodity Contracts

From time to time in the ordinary course of business, the Company enters into purchase contracts for the procurement of nickel carbonate, zinc shot and natural gas which are commodities used in the Company’s manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. The Company maintains a commodity forward purchase policy which seeks to ensure that at any point in time the majority of the expected consumption over the next twelve months will be secured under a purchase contract at a pre-determined price. We have elected the Normal Purchase Normal Sale exclusion for each of our commodity purchase contracts as allowed under SFAS No. 133, “Derivative Instruments and Hedging Activities.”

Long-Lived Assets

Property, Plant and Equipment are recorded at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows: buildings and building improvements, 5 to 20 years; operating equipment, 5 to 20 years; furniture and fixtures, 5 to 10 years; software, 5 years; motor vehicles, 3 years. Leasehold improvements are amortized over the lesser of their expected useful life or the remaining life of the lease.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the carrying value of the amortizable long-lived assets is higher than the undiscounted cash flows related to the asset group, an impairment loss may be necessary. The impairment loss would be measured by the difference between the fair value of the assets and the carrying value of the assets. Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows. There were no adjustments to the carrying value of the long-lived assets for the years ended February 29, 2008 or February 28, 2007.

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

Research and Development

The Company expenses all research and development costs in the period incurred. Research and Development expenses from continuing operations of $6.6 million, $5.7 million and $2.3 million in fiscal 2008, 2007 and 2006, respectively, are included in Selling, General and Administrative Expenses on the Consolidated Statements of Operations. The Company also expensed $0.4 million of research and development costs for EMD in fiscal 2006, included in discontinued operations. There were no research and development expenses for EMD during fiscal 2008 and fiscal 2007.

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

	February 29, 2008	February 28, 2007
Automotive Customers	60%	78%
U.S. Steel Mill Customers	5%	4%

Foreign Currency

The Company’s international operations are translated into U.S. dollars using current exchange rates at the balance sheet date for assets and liabilities. An average exchange rate is used to translate sales, expenses, gains and losses. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded in Other Comprehensive Income. For subsidiaries with transactions that are denominated in a currency other than the functional currency, the net foreign currency exchange gains and losses are included in other income. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are denominated in a currency other than the functional currency that are of a long-term investment nature are recorded in Other Comprehensive Income.

During fiscal 2008, the Company’s subsidiary in Germany started repaying its intercompany debt. As a result, the debt was no longer deemed permanent in nature and the Company recorded the foreign currency effect of the intercompany debt in other income during fiscal 2008 (see Note 18 to the Consolidated Financial Statements for additional details). Subsequent to February 29, 2008, the Company renegotiated a significant portion of its intercompany debt with its subsidiary in Germany as a long term advance. Under the terms of this agreement, payment on this advance is not anticipated and as a result, management views this advance as part of its permanent investment in its German subsidiary. From the point of this agreement forward, the foreign currency effect of the intercompany debt will be recorded in Other Comprehensive Income.

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain.

Goodwill

The Company evaluates its goodwill for impairment annually at the end of each fiscal year under SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The statement also provides that more frequent testing may be needed if events or circumstances indicate that the asset might be impaired. The Company experienced a deterioration in its operating results and stock price in its fiscal fourth quarter of 2008; prior to this, events or circumstances did not indicate a need to test the asset for impairment other than within its normal annual test cycle.

The Company evaluated the organization’s value in light of the deterioration of the business in the fourth quarter, fiscal 2008. The Company prepared a fair value assessment using both a Market Approach and an Income Approach that utilized MSC’s most current financial projections and statements. The first step for goodwill impairment testing compares the fair value of the reporting unit to its carrying value including goodwill. If the fair value is greater than the carrying value, no further analysis is necessary and no impairment exists. If the fair value is less than the carrying value, a second step is required to determine the amount of potential goodwill impairment. MSC failed this first step in that the fair value of the Company was less than the carrying value.

The Company determined through its completion of the second step that the goodwill was fully impaired. As a result, the Company recorded an impairment charge of $1.3 million as of February 29, 2008 which has been recorded in the asset impairments, restructuring and other line item on the Consolidated Statements of Operations. The net goodwill balance was zero and $1.3 million as of February 29, 2008 and February 28, 2007, respectively.

Apart from goodwill, the Company had no other identified intangible assets.

Equity Plans

The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. The Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”) authorized 150,000 shares for issuance. The 2001 Directors Plan expired in 2004 although options granted under the 2001 Directors Plan are exercisable for 25,958 shares remaining outstanding as of February 29, 2008.

Effective March 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and restricted stock units, based on estimated fair values at date of grant. The Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective method, and thus did not restate any prior period amounts. The Company recorded compensation expense of $0.1 million and $0.1 million, net of related taxes, in fiscal 2008 and 2007 related to stock option grants made during the fiscal years. See Note 12 entitled “Equity and Compensation Plans” for a complete discussion of these items.

Pro Forma Disclosures

MSC accounted for all grants prior to March 1, 2006 in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for employee stock purchases under the Employee Stock Purchase Plan and for stock options awarded under the stock option plans been determined using the fair market value-based accounting method, the Company’s net income (loss) and basic and diluted net income (loss) per share for fiscal 2006 would not have been materially different from reported amounts.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) at February 29 and February 28 are as follows:

(in thousands)	2008	2007
Foreign Currency Translation	$3,188	$3,453
Pension Liability, net of tax of $1,483 and $1,330	(2,297)	(2,023)
Other Post Retirement Liability, net of tax of $865	(1,381)	—
SFAS No. 158 Transition Liability, net of tax of $196	—	(304)
Unrealized Gain on Securities, net of tax of $297 and $292	456	457
Total	$(34)	$1,583

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on March 1, 2008. We did not apply fair value accounting for any of our existing eligible assets and liabilities as of March 1, 2008 and therefore SFAS 159 will not have a material impact on our financial statements. We may elect to apply the fair value accounting standard for any new eligible assets and liabilities acquired after the adoption date.

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items. SFAS 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS 141R, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS 160, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of determining the impact of adopting this new accounting position on its consolidated financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of these Statements shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections and Error Corrections. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have an impact on its results of operations, financial position and cash flows.

Note 2: Short Term Investments

The Company accounts for its short-term investments in accordance with SFAS 115. In September 2007, the Company invested $6.0 million in Auction-Rate Securities (“ARS”) from three different funds. These investments are treated as available for sale equity securities. These investments are in the preferred shares of large diversified, highly-rated money market funds whose common shares are actively traded. These funds typically invest in preferred securities, convertible securities, high yield debt, common stock and senior loans of various corporate entities. The total value of assets of these funds is between two and three times the total value of the outstanding preferred shares in which we are invested. From September 2007 to mid-February 2008, the fund auctions occurred on a weekly basis and the Company exercised its right to either; sell the shares at auction, hold the shares and accept the new rate established by the auction, or hold the shares only if the auction reaches the Company’s desired rate. Subsequent to our initial investment of $6.0 million in September 2007, the Company continued to purchase and sell these securities through the auction-rate process. Total purchases during fiscal year 2008 were $131.5 million and total sales were $125.5 million. In mid-February 2008, auctions started to fail as a result of the supply significantly exceeding demand for these investments, given the conditions in the overall economy and credit markets. The shares bear a higher rate of interest when auctions fail. The rate is equal to 150% of current AA commercial paper rates. Because of the shares having a preference to money market fund assets (over common shares) and of the highly rated and diversified underlying assets, the Company believes that it will be able to liquidate these investments at par within one year. The fund managers have announced and commenced providing substantial liquidity to certain funds in which we are invested. We have liquidated $0.4 million in April 2008 at par value and $1.7 million more in May 2008 at par value. The Company has evaluated these assets for potential impairment related to the lack of liquidity and recorded a temporary impairment for $0.1 million with a charge to Other Comprehensive Income and a reduction in the carrying value of $0.1 million for funds we expect to be redeemed later. Although we can not be certain of a return of liquidity to these markets, we expect that these investments will be fully liquidated by the end of fiscal 2009, and are therefore classified as short-term investments on our consolidated balance sheet. As of February 29, 2008 and February 28, 2007 the Company held short-term investments of $6.9 million and $1.0 million, respectively. All income generated from these short-term investments is included in Interest Income, net in the Statement of Operations.

The Company owns 28,404 shares of Manulife Financial Corporation. These shares are treated as available for sale equity securities. The Company’s cost basis in this investment is $0.2 million. The fair value of these securities was $1.1 million as of February 29, 2008 and $1.0 million as of February 28, 2007. The cumulative unrealized gain recorded in Accumulated Other Comprehensive Income was $.5 million as of February 29, 2008 and $0.4 million as of February 28, 2007, net of income taxes of $0.3 million and $0.3 million, respectively.

Note 3: Sale of Business

On June 20, 2005, the Company completed a transaction for the sale of substantially all of the assets (including fixed assets, intellectual property and other assets) of its EMD business to TouchSensor Technologies, LLC (“TST”) in consideration of the release from current and future contractual commitments to TST and TST’s assumption of certain contractual obligations of EMD. As a result of the transaction, the Company was relieved of the fee obligations under the license agreement with TST in fiscal 2006 of $2.8 million as well as approximately $0.8 million of obligations related to certain cost sharing agreements between EMD and TST for the 18 months ended in November 2006. The Company reports EMD as a discontinued operation with all prior period results of operations set forth herein reflecting that presentation.

The Company recorded a loss on the sale of EMD assets of $0.1 million, net of income tax benefit of $0.1 million, in the second quarter of fiscal 2006. The loss included $0.2 million in deal costs and asset write-offs, net of the cost sharing liabilities that were forgiven as part of the deal.

Note 4: Joint Venture

In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. Tekno’s sales were $5.0 million, $3.6 million and $3.3 million in fiscal 2008, 2007 and 2006, respectively. Tekno’s income was $0.7 million, $0.3 million and $0.4 million in fiscal 2008, 2007 and 2006, respectively.

Under the equity method, MSC includes its portion of Tekno’s results of operations in the Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was net income of $0.3 million, $0.1 million and $0.2 million in fiscal 2008, 2007 and 2006, respectively.

Note 5: Commitments and Contingencies

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

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In 2005, the Company received an update indicating that the projected remediation costs would increase significantly primarily due to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed and increased oversight costs of the United States Environmental Protection Agency (“USEPA”). Accordingly, the Company treated the cost update as a change in estimate and increased its reserves related to this matter by $0.5 million as of the end of the second quarter of fiscal 2006 to reflect the Company’s share of the increased remediation costs. This charge was recorded in Selling, General and Administrative expenses in the accompanying Consolidated Statement of Operations. The estimated range of the Company’s remaining liability for this site is $0.5 million to $0.6 million. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.2 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In 2003, MSC, along with many other companies, was named as a PRP by the USEPA under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. In the third quarter of fiscal 2008, the ILEPA hosted a status update meeting regarding the ongoing work at the Lake Calumet site. ILEPA counsel advised that the ILEPA would be sending a letter at some time in the future to all PRPs to ask them to reimburse ILEPA for its costs to remediate conditions at the site. Consequently, the Company increased its environmental reserve of less than $0.1 million for this site by $0.2 million to approximately $0.2 million in fiscal 2008.

In 2002, the Company sold substantially all of the assets of its Pinole Point Steel business. In December 2004, the purchaser of the facility received a letter from the California Regional Water Quality Control Board requesting an investigation of contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation efforts may be required. The Company believes that any such contamination occurred prior to its acquisition of the facility in 1997, and, therefore, the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, the Company may be required to do so. The Company is unable to estimate the potential liability, if any, in this matter due to the limited information provided to-date.

On September 19, 2007, the Pennsylvania Department of Environmental Protection (“PDEP”) and the USEPA performed a hazardous waste inspection at our Morrisville, Pennsylvania facility and found hazardous paint waste on site for more than the 90 day allowable period. In January 2008, we were notified that the PDEP and USEPA would fine us $0.1 million, which was accrued on the consolidated balance sheet at February 29, 2008. On April 1, 2008, the violation was settled for $0.1 million.

The Company’s environmental reserves, based on management’s best estimate, were approximately $1.0 million and $0.9 million as of February 29, 2008 and February 28, 2007, respectively. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial statements, given the reserves recorded as of February 29, 2008 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposures. MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1.0 million to $1.5 million.

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

Note 6: Indebtedness

On July 24, 2007, the Company signed an amendment to the $30.0 million committed line of credit (the “Line”) extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. The Company had an interim line of credit from April 11, 2008 to May 12, 2008 in the amount of $4.5 million to cover letters of credit and operating needs if necessary. There were no borrowings outstanding under the Line at the end of fiscal 2008 or 2007. Borrowing capacity reserved for our outstanding letters of credit was $1.9 million, and the amount remaining available to be borrowed was $28.1 million as of February 29, 2008. At our option, interest under the Line was at the bank’s prime rate (6.0% and 8.25% as of February 29 or 28, 2008 and 2007, respectively) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants under the Line included a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80.0 million plus 50% of positive consolidated net income for each fiscal quarter ending on or after May 31, 2004, or $87.9 million, as of February 29, 2008. As of February 29, 2008, the Company was in compliance with all debt covenants. Under the Line, there were restrictions on the Company’s use of cash and cash equivalents related to repurchases of stock, dividends and acquisitions. The Line was secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

The interim line of credit expired on May 12, 2008 and was used to cover letters of credit and operating needs if necessary. No borrowings were made on the interim line of credit. On May 12, 2008, the Company secured a new 36 month $15.0 million credit line (“New Line”) with JP Morgan Chase Bank, N.A. Interest on the New Line is at the prime rate or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit; and a .25% fee on the annual unused credit line. The New Line will be secured by a borrowing base of accounts receivable and liens on other assets of the company including inventory, equipment, real property and intellectual property. The New Line contains no financial statement covenants.

Note 7: Leases

MSC leases one manufacturing facility (Walbridge, Ohio) under a lease ending April 30, 2012 with the option to extend in three-year increments through April 30, 2027. The Company also leases its Application Research Center in Michigan under a lease ending in September 2018 with the option to extend in five-year increments through September 2043. The Company is in compliance with all the covenants related to these leases. Other equipment is leased under non-cancelable operating leases. The table below presents future minimum lease payments, gross of $0.5 million in future income under contractual sublease agreements.

(in thousands)
2009	$1,759
2010	1,237
2011	1,101
2012	1,072
2013	610
2014 and Thereafter	2,948
Total Minimum Lease Payments	$8,727

Total rental expense under operating leases was $2.1 million in fiscal 2008, $2.5 million in fiscal 2007 and $2.3 million in fiscal 2006.

Note 8: Retirement and Savings Plans

As of February 29, 2008, the Company had one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k): Material Sciences Corporation Savings & Investment Plan (the “SIP”). All employees of MSC can elect to participate in the SIP. Mercer Trust Company is the custodial trustee of all SIP assets, participant loans and the $1.0 million of MSC common stock in the SIP.

Under the SIP, participants may contribute up to 50% of their pretax annual compensation, as defined in the SIP, subject to certain Internal Revenue Code limitations. The Company makes matching contributions to the SIP at varying rates by location on the first 6% of base compensation. The Company also makes an annual contribution into the SIP at varying rates by location for employees that were covered under a defined contribution pension plan in prior years. The cost of the SIP was $1.4 million in fiscal 2008 and $0.7 million in fiscal 2007 and fiscal 2006.

MSC had a non-contributory defined contribution pension plan that covered a majority of its employees. The defined contribution plan was frozen on June 30, 2006 and the plan assets were merged into the SIP on January 3, 2007. The Company made an annual contribution to the defined contribution plan for the amount earned by participating employees after the end of each calendar year. The cost of the defined contribution plan was $0.3 million in fiscal 2007 and $0.6 million in fiscal 2006.

MSC has non-contributory defined benefit pension plans that cover some of its employees. The Company funds amounts required to meet ERISA funding requirements for these defined benefit plans. All the defined benefit plans are frozen, so no additional contributions are made to these plans and there are no new participants. In addition to the benefits previously described, some former MSC officers participate in a non-contributory supplemental pension plan.

The Company provides its retired employees with certain postretirement health care benefits, which MSC may periodically amend or modify. Certain employees may be eligible for these benefits if they reach normal retirement age while employed by the Company.

In the fourth quarter of fiscal 2007, the Company adopted SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 99, 106 and 132(R)” (“SFAS158”). SFAS 158 requires that an employer that sponsors one or more single-employer defined benefit plans to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the year the changes occur, and that those changes be recorded in comprehensive income, net of tax, as a separate component of stockholder’s equity.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s Consolidated Balance Sheet as of February 28, 2007 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s Consolidated Statement of Operations for the fiscal year ended February 28, 2007, or for any prior period presented.

(amounts in 000’s)	Prior to adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at February 28, 2007
Intangible asset (in “Other Assets”)	24	(24)	—
Long-Term Deferred Income Taxes	1,396	196	1,592
Postretirement Liability (in “Other Long-Term Liabilities”)	(7,935)	(476)	(8,411)
Accumulated Other Comprehensive Income	(1,887)	304	(1,583)

The following tables present a reconciliation of the change in benefit obligation, a reconciliation of the change in plan assets, a statement of the funded status of the plans, the components of net periodic benefit cost and the assumptions used in determining the plans’ funded status and periodic cost. The assumptions do not consider salary increases as the majority of plans are either frozen or do not provide for salary increases in future benefits.

	Pension Benefits		Postretirement Benefits
(in thousands except %)	2008	2007	2008	2007
Change in Benefit Obligation:
Obligation, March 1	$14,804	$14,525	$2,424	$2,520
Service Cost Benefits Earned During the Period	—	35	104	98
Interest Cost on Benefit Obligation .	806	809	134	139
Actuarial (Gain) Loss	278	718	1,782	(160)
Benefit Payments	(1,380)	(1,283)	(514)	(173)
Obligation, February 28	$14,508	$14,804	$3,930	$2,424
Change in Plan Assets:
Plan Assets at Fair Value, March 1	$7,624	$7,347	$56	$58
Actual Return on Plan Assets	243	433	(2)	(2)
Company Contributions	1,182	1,127	460	173
Benefit Payments	(1,380)	(1,283)	(514)	(173)
Plan Assets at Fair Value, February 28	$7,669	$7,624	$—	$56
Funded Status:
Funded Status	$(6,839)	$(7,180)	$(3,930)	$(2,368)

	Pension Benefits
	2008	2007
Plans with Accumulated Benefit Obligation in excess of Plan Assets
Accumulated Benefit Obligation	$14,508	$14,804

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost:
Service Cost Benefits Earned
During the Period	$—	$35	$158	$104	$98	$73
Interest Cost on Benefit Obligation	806	809	803	134	139	120
Expected Return on Assets	(626)	(606)	(561)	(5)	(5)	(5)
Amortization of Transition Obligation	—	—	4	—	—	—
Amortization of Prior Service Cost	24	63	94	—	—	—
Amortization of Net (Gain) Loss	210	204	95	20	31	10
Settlements and Curtailment	—	215	—	—	—	—
Net Periodic Benefit Cost	$414	$720	$593	$253	$263	$198

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Amounts Recognized in the Consolidated Balance Sheets
Prepaid Benefit Cost	$—	$—	$—	$—
Current Liability	(1,025)	$(1,037)	(116)	$(100)
Non-Current Liability	(5,814)	(6,143)	(3,814)	(2,268)
Intangible Asset	—	—	—	—
Accumulated Other Comprehensive Income	—	—	—	—
Net Amount Recognized	$(6,839)	$(7,180)	$(3,930)	$(2,368)

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost (Credit)	$—	$24	$—	$—
Net (Gain) or Loss	3,780	3,329	2,246	476
Net Amount Recognized	$3,780	$3,353	$2,246	$476

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (Gain) or Loss	$661	NA	$1,789	NA
Amortization of Prior Service Cost (Credit)	24	NA	—	NA
Amortization of Net (Gain) or Loss	210	—	20	NA
Increase in Minimum Liability Included in Other Comprehensive Income	—	463	—	—
Net Amount Recognized	$427	$463	$1,769	$—

	2008	2007
Additional Information
Increase in Minimum Liability Included in Other Comprehensive Income	$—	$463

	2008	2007	2006
Assumptions Used in Determining the Plans’ Funded Status:
Discount Rate	6.25%	5.75%	5.50%
Rate of Increase in Compensation Levels	N/A	N/A	N/A
Assumptions Used in Determining Net Periodic Benefit Cost:
Discount rate	5.75%	5.50%	5.75%
Expected Long-Term Rate of Return on Assets	8.40%	8.40%	8.40%

MSC continues to review its postretirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated postretirement benefit obligation and net cost, MSC used a 5.5% health care cost trend rate, however, for some benefits no trend rate is applicable. The Company’s weighted average discount rate was 6.25% as of February 29, 2008, the measurement date.

A 1% increase in assumed health care cost trend rates will raise the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million and the health care component of the accumulated postretirement benefit obligation by $0.5 million as of February 29, 2008. A 1% decrease in assumed health care cost trend rates will lower the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million and the health care component of the accumulated postretirement benefit obligation by $0.2 million as of February 29, 2008.

Plan Assets. The Company’s pension plan weighted-average asset allocations at February 29, 2008 and February 28, 2007, by asset category, were as follows:

	2008	2007
Equity Securities	58%	68%
Debt Securities	42%	32%
Total	100%	100%

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

The Company expects to contribute approximately $0.5 million to its qualified and non-qualified defined benefit pension plans in fiscal 2009. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are shown in the table below (in thousands).

Expected Benefit Payments:
2009	$1,400
2010	1,331
2011	1,240
2012	1,202
2013	1,232
2014 and Thereafter	4,546
$10,951

The Company expects to contribute approximately $0.1 million to its postretirement benefit plans other than pensions in fiscal 2008. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are shown in the table below (in thousands).

Expected Benefit Payments:
2009	$116
2010	141
2011	161
2012	177
2013	181
2014 and Thereafter	1,088
$1,864

Note 9: Interest (Income) Expense, Net

The table presented below analyzes the components of interest (income) expense, net.

(in thousands)	2008	2007	2006
Interest Expense	$127	$109	$141
Interest Income	(548)	(837)	(199)
Interest (Income) Expense, Net	$(421)	$(728)	$(58)

Note 10: Income Taxes

Income (loss) from continuing operations before provision (benefit) for income taxes:

(in thousands)	2008	2007	2006
United States	$(12,117)	$7,623	$12,310
Foreign	1,296	1,082	1,911
	$(10,821)	$8,705	$14,221

The components of the provision (benefit) for income taxes from continuing operations and reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

(in thousands)	2008	2007	2006
Tax Provision (Benefit)
Current:
Federal	$(855)	$2,783	$65
State	297	(401)	750
	(558)	2,382	815
Deferred:
Federal	(3,231)	(1,165)	5,354
State	(568)	1,201	790
	(3,799)	36	6,144
Tax Provision (Benefit)	$(4,357)	$2,418	$6,959
Tax Rate Reconciliation
Tax Provision (Benefit) at Federal Statutory Rate	$(3,789)	$3,047	$4,977
State and Local Taxes, Net of Federal Tax Benefit	(455)	314	573
Reserve Adjustment	167	(351)	207
Valuation Allowance	(646)	(1)	655
Research and Development Credit	(273)	(907)	—
Other, Net	639	316	547
Tax Provision (Benefit) at Effective Income Tax Rate	$(4,357)	$2,418	$6,959

Temporary differences that give rise to deferred tax (assets) and liabilities were as follows:

(in thousands)	2008	2007
Reserves Not Deductible Until Paid	$(3,422)	$(1,743)
Employee Benefit Liabilities	(5,878)	(4,636)
Deferred State Income Taxes, Net	(2,452)	(1,863)
Net Operating Loss and Tax Credit Carry forwards	(4,180)	(2,994)
Other	(131)	(30)
Total Gross Deferred Tax Asset	$(16,063)	$(11,266)
Valuation Allowance	4,252	5,620
Total Deferred Tax Assets	$(11,811)	$(5,646)
Property and Equipment	1,449	2,027
Total Deferred Tax Liabilities	$1,449	$2,027
Net Deferred Tax Assets	$(10,362)	$(3,619)

Deferred state income taxes primarily relate to net operating loss carry forwards. As of February 29, 2008, deferred tax assets for federal, state and foreign net operating losses and tax credit carry forwards of $3.6 million were available with an unlimited expiration date, and the remaining $2.7 million expires in varying amounts through fiscal 2028.

Deferred Tax (Assets) Liabilities, Net have been recorded on the Company’s Consolidated Balance Sheets as follows:

(in thousands)	2008	2007
Current Assets – Deferred Income Taxes	$(3,754)	$(2,204)
Long-Term Assets – Deferred Income Taxes	(6,608)	(1,415)
	$(10,362)	$(3,619)

The Company’s effective rate for the tax benefit of the loss on discontinued operations was 38.1% in fiscal 2006. There was no discontinued operations activity in fiscal 2008 or 2007.

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

As of March 1, 2007, the date of adoption of FIN 48, the Company had $3.3 million of unrecognized tax benefits, of which $1.6 million would affect the effective income tax rate if recognized. Subsequent adjustments to the reserve for income taxes were recorded as increases or decreases to the provision for income taxes. The impact on the effective tax rate reflected the change in unrecognized tax benefits and related changes in certain deferred tax assets.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The gross amount of interest accrued as of March 1, 2007 was $0.2 million. No penalties were accrued as of March 1, 2007. The gross amount of interest and penalties accrued as of February 29, 2008 was $0.3 million.

The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The audit of the Company by the Internal Revenue Service for fiscal year 2004 was completed as of November 30, 2007. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2007. The Company is under audit by the state of Illinois for fiscal years 2004 through 2006 and is open to examination for fiscal year 2007. The Company is in discussions regarding a final determination letter for the Michigan audit for fiscal years 2003 through 2005 and is open to examination for fiscal years 2006 and 2007. The Company is open to examination in Ohio for fiscal years 2003 through 2007, and in Pennsylvania for fiscal years 2001 through 2007. The audit of the Company by the German tax authorities for calendar year 2000 through fiscal year 2004 was completed as of November 30, 2007. The resolution of the U.S. and German tax audits did not materially impact the Company’s results of operations, financial position or cash flow. The Company does not expect the resolution of the Illinois audit will materially impact the results of operations, financial position or cash flow.

The management of the Company periodically estimates the uncertain tax positions of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for tax liabilities due to the potential change in judgments and estimates are $3.4 million offset by deferred tax assets of $2.1 million at February 29, 2008. Accruals relate to tax issues for both U.S. federal and domestic states.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at March 1, 2007	$3.3
Increases in tax positions for prior years	0.0
Decreases in tax positions for prior years	0.0
Increases in tax positions for current year	0.6
Settlements	(0.5)
Lapse in statute of limitations	0.0
Gross unrecognized tax benefits at February 29, 2008	$3.4

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.8 million at February 29, 2008. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statements of Operations for the twelve months ended February 29, 2008, was $0.2 million.

Prior to fiscal 2007, the Company generated losses from its German subsidiary. The Company has a deferred tax asset of $2.8 million related to its German subsidiary with a valuation allowance of $2.8 million. During fiscal 2008, as a result of a German law change, the effective tax rate for our German subsidiary decreased from 35.98% to 26.33%. As a result of this change, we revalued our net deferred tax assets in Germany which resulted in a reduction of the net deferred tax assets by $0.7 million and an offsetting reduction in our valuation allowance. This deferred tax asset is comprised of $2.4 million related to a German tax loss carry forward and $0.4 million related to temporary differences. Although the German subsidiary recently became profitable, management has not been able to conclude that such profits will continue and whether or not such profits will be sufficient to allow for utilization of the full German net operating loss. As a result, management has concluded that it is not more likely than not that the net operating loss will be fully utilized.

During fiscal 2008, 2007 and 2006, the Company generated losses in certain states in which the Company operates. As such, deferred tax assets increased in fiscal 2008 to reflect the additional net operating loss carry forward. The valuation allowance related to these states was $1.6 million and $1.4 million at February 29, 2008 and February 28, 2007. The valuation allowance on these net operating loss carry forwards increased by $0.2 million in fiscal 2008 since, as of February 29, 2008, it is not more likely than not that the net operating loss will be fully utilized.

Note 11: Significant Customers and Export Sales

Due to the concentration in the automotive industry, sales to individual automotive customers, including indirect sales, are significant. The following table shows direct sales to the Company’s significant customers as a percentage of consolidated net sales for fiscal 2008, 2007 and 2006.

	% of Consolidated Net Sales
Customer	2008	2007	2006
Ford	20%	19%	10%
General Motors	13%	13%	12%
DaimlerChrysler	11%	13%	14%
Mitsui Steel	11%	10%	8%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of February 29, 2008 and February 28, 2007.

	% of Consolidated Gross Accounts Receivable
Customer	February 29, 2008	February 28, 2007
Ford	19%	45%
General Motors	12%	11%
DaimlerChrysler	13%	10%
Mitsui Steel	6%	1%

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

Net Sales (in thousands)	2008	2007	2006
Domestic	$225,677	$253,011	$274,675
Foreign	9,314	9,616	11,939
Total	$234,991	$262,627	$286,614

Note 12: Equity and Compensation Plans

The \Company has one active equity award plan, the 1992 Plan, and one inactive equity award plan, the 2001 Directors Plan.

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

There are 150,000 shares authorized under the 2001 Directors Plan. This plan consists of grants that provide for all or a portion of each non-employee director’s annual retainer, according to the non-employee director’s election to receive the annual retainer either in cash, shares of common stock, deferred stock units (entitles the non-employee director to receive shares at a later date), or a combination thereof. The shares and deferred stock units vest in four equal installments, on the date of grant and the three, six and nine-month anniversaries of the date of grant. Any portion which has not vested prior to the date the non-employee director ceases to be a non-employee director shall expire and be forfeited. The 2001 Directors Plan also consists of grants to provide for annual incentive stock options (“Incentive Options”). The Incentive Options vest one year from the date of grant and expire ten years after the date of grant. The 2001 Directors Plan expired on February 29, 2004 and no additional grants will be made under the plan. As of February 29, 2008, options for 25,958 shares were outstanding and exercisable under the 2001 Directors Plan.

Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective method, and thus did not restate any prior period amounts. The Company recorded $0.1 million and $0.1 million of compensation expense, net of applicable taxes in the fiscal 2008 and 2007 Consolidated Statement of Operations, respectively. In accordance with SFAS 123(R), excess tax benefits are presented as financing cash flows rather than operating cash flows. Excess tax benefits totaled $30,000, $0.1 million, and $0.1 million in fiscal 2008, 2007 and 2006, respectively. The fiscal 2006 amount continues to be presented as a component of operating cash flows.

Stock Option Activity

The Company granted 20,000 stock options during the fourth quarter of fiscal 2008. The Black-Scholes weighted average value of each stock option granted is $2.58. The Company granted 150,000 stock options during its second quarter of fiscal 2007. The Black-Scholes weighted average value of each stock option granted was $2.73. There were no options granted in fiscal 2006. The Company recorded compensation expense related to these grants of $0.1 million and $0.1 million, net of applicable taxes, during fiscal 2008 and 2007, respectively. As of February 29, 2008, there was $0.2 million of total gross compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending January 31, 2011.

The following tables summarize stock option activity for fiscal year 2008:

A summary of transactions under the stock option plans is presented below.

	Options Outstanding
Stock Option Activity	Directors	Key Employees	Weighted Average Exercise Price	Aggregate Intrinsic Value (in $000’s)
Outstanding as of February 28, 2007	52,933	215,295	$12.71
Granted	—	20,000	8.00
Exercised	(16,586)	—	8.44
Canceled	(10,389)	(72,770)	14.48
Outstanding as of February 29, 2008	25,958	162,525	$11.96	$547
Exercisable as of February 29, 2008	25,958	12,025	$11.35	$191
Vested or Expected to Vest as of February 29, 2008	25,958	162,525	$11.96	$547

The total intrinsic value of options exercised was $0.1 million, $0.1 million and $0.3 million during fiscal 2008, 2007 and 2006, respectively. Cash received from options exercised was $0.1 million, $0.4 million and $0.9 million during fiscal 2008, 2007 and 2006, respectively.

The Company has elected to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants in future periods have characteristics that cannot be reasonably estimated using this model. The following weighted average assumptions were used for the option grants in fiscal 2008 and 2007:

	2008	2007
Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	3.21%	5.13%
Expected Volatility	40.83%	36.64%
Expected Life (in Years)	6.5	4.0

The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company uses a dividend yield percentage of zero. The Company uses a risk-free interest rate consistent with the yield available on a U.S. Treasury Note with a term equal to the expected term of the underlying grant. The expected volatility was estimated based upon the historical volatility of the Company’s share price. The expected life was an average of the vesting period and the life of the grants at the time of grant. The following table shows stock options outstanding and stock options exercisable at February 29, 2008:

	Options Outstanding as of February 29, 2008			Exercisable Options as of February 29, 2008
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 8.00 - $ 9.90	28,461	8.59	$8.43	8,461	$9.46
$10.00 - $11.31	13,208	4.43	10.45	13,208	10.45
$12.34 - $14.05	146,814	3.36	12.78	16,314	13.06
$ 8.00 - $14.05	188,483	4.22	$11.96	37,983	$11.35

Restricted Stock Activity

A summary of restricted stock transactions for fiscal 2008 and 2007 were as follows:

Shares
Unvested as of March 1, 2006	—
Granted	84,400
Vested	—
Canceled	(7,200)
Unvested as of March 1, 2007	77,200
Granted	—
Vested	—
Canceled	(10,400)
Unvested as of February 29, 2008	66,800

The Company granted 80,400 shares of restricted stock during the second quarter of fiscal 2007 and an additional 4,000 shares of restricted stock during the third quarter of fiscal 2007. The Company canceled 7,200 and 10,400 of these shares in fiscal 2007 and fiscal 2008, respectively. The shares vest by meeting certain performance measures based on earnings. The Company did not record any compensation expense related to these grants in fiscal 2007 or fiscal 2008 as it determined that the Company would not meet these performance measures.

Net income reported for fiscal 2006 includes a reduction of expense of $0.1 million, before income taxes, for expenses related to the Company’s restricted stock plans. This amount has been charged against income and recorded as Additional Paid-In Capital in the Consolidated Balance Sheets.

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan which permitted eligible employees to purchase shares of common stock on the last day of two six-month purchase periods (February 28 or 29 and August 31 of each year) at 95% of the fair market value of the stock on these measurement dates. This Plan was terminated during fiscal 2007 as there were no additional shares available for grant under this plan. Shares of common stock sold to employees under this plan were 5,036 in fiscal 2007 and 22,413 in fiscal 2006. MSC did not record expense related to the stock purchase price discount permitted under the Employee Stock Purchase Plan for eligible employees to purchase shares of common stock prior to fiscal 2008. The 5% or 15% stock purchase price discount would have been immaterial in fiscal 2007. The fiscal 2006 expense includes compensation expense for the shares sold in fiscal 2007 as these shares were earned by employees in fiscal 2006. In fiscal 2008, the Employee Stock Purchase Plan was reinstated. Shares of common stock sold to employees in fiscal 2008 were 2,724. The Company recorded compensation expense related to this plan of approximately $3,000 in fiscal 2008.

Treasury Stock

On February 8, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to one million shares of common stock, or approximately 7% of the shares outstanding at that time. On January 7, 2008, the Company’s Board of Directors authorized the repurchase of up to one million additional shares of common stock. In fiscal 2007, the Company repurchased 227,000 shares of common stock for a total cost of approximately $2.2 million. There were 133,200 shares repurchased in the fourth quarter of fiscal 2008 at a cost of $0.9 million. In July of 2007 and February of 2008, the Company entered into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, as part of the existing share repurchase program. In fiscal 2008, the Company repurchased 486,603 shares of its common stock for a total cost of approximately $4.2 million. There were 1,286,397 shares remaining under these authorizations as of February 29, 2008.

Note 13: Discontinued Operations

As explained in Note 2 entitled “Sale of Business”, the Company sold substantially all of the assets of its EMD business in June 2005 and presents all results of EMD operations as discontinued operations for all periods presented. The following table shows the results of discontinued operations of the Company for fiscal 2006.

(in thousands)	2006
EMD Operations:
Net Sales	$1,132
Gross Profit	890
SG&A and Other Expenses	4,005
Loss Before Income Taxes	(3,115)
Benefit for Income Taxes	(1,185)
Loss on Discontinued Operations – EMD	(1,930)
Loss on Sale of EMD (Net of Tax Benefit of $86 and $0, Respectively)	(139)
Income (Loss) on Discontinued Operations – Pinole (Net of Tax (Provision) Benefit of $(43) and $143, Respectively)	72
Loss on Discontinued Operations – Total	$(1,997)

The Company recorded losses of $1.9 million, net of income taxes, on discontinued operations for EMD in fiscal 2006. There was no discontinued operations activity for EMD in fiscal 2008 or fiscal 2007. The loss in fiscal 2006 included $2.2 million in severance and related costs incurred in preparation for the disposal of the EMD business. The Company had paid all of the severance and related costs as of February 28, 2007. The Company also recorded a loss on the sale of the EMD assets of $0.1 million, net of income tax benefit of $0.1 million, in fiscal 2006. See Note 2 for more information on the sale of EMD.

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. There was no discontinued operations activity for Pinole in fiscal 2007 or 2008. The Company recorded income from discontinued operations, net of tax, of $0.1 million for Pinole in fiscal 2006. The income in fiscal 2006 is the result of the recovery of a previously written-off receivable balance partially offset by workers compensation expenses. As of February 29, 2008 and February 28, 2007 there were $0.1 million in net liabilities remaining. The remaining net liabilities included liabilities (primarily workers compensation exposure) not assumed by the buyer.

Note 14: Restructuring

The production employees at our Morrisville, Pennsylvania facility previously worked under a union contract that expired in March 2006. We implemented new terms and conditions of employment for employees upon the contract’s expiration and offered the employees a voluntary severance package. Thirty-one employees accepted the voluntary severance package. In April 2006, we commenced hiring employees to replace those who elected the severance package. All employees at the Morrisville facility were working under the terms and conditions of employment implemented by MSC upon the union contract’s application in March 2006 until a new collective bargaining agreement was ratified in August 2007, effective April 3, 2006. The new agreement will expire on April 8, 2011. We recorded restructuring expenses of $0.6 million in severance and related expenses in fiscal 2007 related to this restructuring. The entire restructuring reserve for this action was paid during fiscal 2007.

Note 15: Business Segments

MSC currently reports in one segment based on how management views its business for evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and, coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, lighting and appliance markets. The Company utilizes a significant level of shared assets and personnel across each of its product categories. It is common for a single customer to purchase products from several different product categories.

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform these coils of cold rolled steel into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are to be bonded to the cold rolled steel coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the steel and the bonding method employed. Various paints and coatings are applied by running the uncoiled steel ribbon through a paint bath and baking it onto the steel in high temperature ovens. Our proprietary Quiet Steel ® is produced by bonding two thin pieces of metal ribbon sandwiched together with viscoelastic core materials baked in ovens. Zinc and zinc-nickel corrosion protections are applied by running the steel through metal electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge facility.

Our applications are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning, appliance, swimming pool and lighting markets. We utilize a significant level of shared assets, sales, general and administrative expense, and management across each of our product categories. It is common for a single customer to purchase products from several different product categories as well as from different plants. Capital projects, whether for cost savings or generating incremental revenue, are evaluated individually based on estimated economic returns (e.g. net present value, return on investment), not based on related product line or geographic location. The management approach for our organization in making operating decisions and assessing performance is focused on delivering individual products that together provide solutions to our customer base, using a centralized functional management structure and shared administration and production resources. Disaggregated financial information for individual products is largely limited to top line revenues.

Net sales by product category, net of intercompany activity, are as follows:

	2008		2007		2006
Net Sales ($ in millions)	$	%	$	%	$	%
Acoustical:
Body Panel	$61.3	27	$73.0	28	$80.3	28
Brakes	27.1	12	34.9	13	37.9	13
Engine	20.1	9	19.4	8	22.9	8
All Other Acoustical	4.7	—	3.2	1	6.9	3
Total Acoustical	113.2	48	130.5	50	148.0	52
Coated:
Fuel Tank	41.8	18	41.0	16	36.3	13
Appliance/HVAC	27.3	12	30.7	12	35.0	12
Building Products	24.1	10	24.9	9	26.4	9
All Other Coated	28.6	12	35.5	13	40.9	14
Total Coated	121.8	52	132.1	50	138.6	48
Total Net Sales	$235.0	100	$262.6	100	$286.6	100

Note 16: Earnings Per Share

Below is the computation of basic and diluted earnings per share for the fiscal years ended February 29 or 28, 2008, 2007 and 2006.

(in thousands except per share amounts)	2008	2007	2006
Income (Loss) from Continuing Operations	$(6,464)	$6,287	$7,262
Loss on Discontinued Operations	—	—	(1,997)
Net Income (Loss)	$(6,464)	$6,287	$5,265
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,358	14,616	14,661
Dilutive Stock Options	—	6	29
Dilutive Restricted Stock	—	—	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,358	14,622	14,690
Basic Net Income (Loss) Per Share:
Income from Continuing Operations	$(0.45)	$0.43	$0.50
Loss on Discontinued Operations	—	—	(0.14)
Basic Net Income (Loss) Per Share	$(0.45)	$0.43	$0.36
Diluted Net Income (Loss) Per Share:
Income from Continuing Operations	$(0.45)	$0.43	$0.50
Loss on Discontinued Operations	—	—	(0.14)
Diluted Net Income (Loss) Per Share	$(0.45)	$0.43	$0.36

Options to purchase 188,483 shares of common stock at a price range of $8.00-$14.05 per share were outstanding at the end of fiscal 2008 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 17: Assets Held for Sale

The Company closed its coil coating facility in Middletown, Ohio in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. Management has been considering various options regarding the disposition of this facility and related equipment including restarting production, selling, leasing, or re-opening in a new location. During the quarter ended November 30, 2007, management committed to a plan to sell this facility and related equipment. The

Company has initiated an active plan to sell these assets as soon as practical. An impairment charge of $0.1 million was recorded in the third quarter of fiscal 2008 in Sales, General and Administrative Expenses to reduce the carrying value of these assets to their fair value less cost to sell of $3.9 million as of February 29, 2008.

Note 18: Selected Quarterly Results of Operations (Unaudited)

In fiscal 2008, the Company identified an error in the accounting for the foreign currency effects on intercompany debt. The debt was previously considered a permanent investment and as a result, the foreign currency effect of this United States Dollar denominated debt was recorded as a component of Other Comprehensive Income. Due to the fact that repayments were made during fiscal 2008, the intercompany debt could no longer be considered permanent and the foreign currency effect from the date of repayment, should have been recorded as Other Income in the Statement of Operations. The Company recorded $1.7 million of foreign currency transaction gain as a result of the foreign currency effects of this intercompany debt during fiscal 2008.

This error was not discovered until our fourth fiscal quarter. Substantially all of the $1.7 million gain was attributable to the first three quarters of fiscal 2008: $0.4 million to the first fiscal quarter, $0.2 million to the second fiscal quarter, $0.9 million to the third fiscal quarter, and the remaining $0.2 million to the fourth fiscal quarter. We are therefore restating the first three fiscal quarters of 2008.

In addition, we are correcting a previously disclosed error to cost of sales in the amount of $0.5 million. This error primarily related to errors in the capitalization of inventory costs at the end of the first quarter. Finally, we corrected certain other immaterial errors related to inventory and accounts payable that were previously recorded in the first quarter of fiscal 2008 related to prior years. The correction of these errors had the effect of increasing cost of sales by $0.5 million in the first quarter and decreasing cost of sales in years prior to fiscal 2008. See Note 19 to the Consolidated Financial Statements for additional details.

As discussed in Note 19 to the Consolidated Financial Statements, we restated our 2007 and 2006 financial statements to correct certain errors. These errors also impacted the fourth quarter of fiscal 2007.

The following tables present the quarterly results as previously reported for the first three fiscal quarters of 2008 and the fourth quarter of 2007 and a summary of quarterly results for the years ended February 29, 2008 and February 28, 2007 as restated for the effect of the errors on the first three fiscal quarters of 2008 and the fourth quarter of 2007.

	2008
	Previously Reported
(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter
Net Sales	$60,665	$56,166	$65,074
Gross Profit	9,681	4,928	9,020
Income (Loss) From Operations	(607)	(3,700)	659
Total Other (Income), Net	(176)	(216)	(295)
Income (Loss) from Continuing Operations	(275)	(2,274)	683
Net Income (Loss)	$(275)	$(2,274)	$683
Basic Net Income (Loss) Per Share	$(0.02)	$(0.16)	$0.05
Diluted Net Income (Loss) Per Share	$(0.02)	$(0.16)	$0.05

2007
Previously Reported
(in thousands except per share amounts)	Fourth Quarter
Net Sales	$58,897
Gross Profit	7,851
Income (Loss) From Operations	(73)
Total Other (Income), Net	(269)
Income (Loss) from Continuing Operations	1,327
Net Income (Loss)	$1,327
Basic Net Income (Loss) Per Share	$0.09
Diluted Net Income (Loss) Per Share	$0.09

	2008
(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)
Net Sales	$60,665	$56,166	$65,074	$53,086
Gross Profit	8,721	5,426	9,020	1,109
Income (Loss) From Operations(1)	(1,567)	(3,202)	659	(9,443)
Foreign Currency Transaction Gain	(413)	(174)	(945)	(209)
Total Other (Income), Net	(655)	(393)	(1,244)	(440)
Income (Loss) from Continuing Operations(1)	(545)	(1,678)	1,137	(5,378)
Net Income (Loss)(1)	$(545)	$(1,678)	$1,137	$(5,378)
Basic Net Income (Loss) Per Share	$(0.04)	$(0.12)	$0.08	$(0.37)
Diluted Net Income (Loss) Per Share	$(0.04)	$(0.12)	$0.08	$(0.37)

(1)	Fourth quarter, fiscal 2008, income (loss) from operations, income (loss) from continuing operations and net income (loss) include $1.3 million of pretax goodwill impairment ($0.8 million after tax) as discussed in Note 1 entitled “Summary of Significant Accounting Policies”.

	2007
(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(Restated)
Net Sales	$75,764	$67,313	$60,653	$58,897
Gross Profit(1)	13,091	13,301	7,483	8,005
Income (Loss) From Operations	3,903	4,699	(1,064)	67
Total Other (Income), Net	(174)	(339)	(188)	(399)
Income (Loss) from Continuing Operations(1)(2)(3)	2,254	2,720	(177)	1,490
Net Income (Loss)(1)(2)(3)	$2,254	$2,720	$(177)	$1,490
Basic Net Income (Loss) Per Share(1)(2)(3)	$0.15	$0.19	$(0.01)	$0.10
Diluted Net Income (Loss) Per Share(1)(2)(3)	$0.15	$0.19	$(0.01)	$0.10

(1)	Fourth quarter, fiscal 2007, gross profit, income from continuing operations, net income and income per common share include $1.7 million of pretax cost recovery, or $1.0 million after-tax, from settling disputes with two suppliers related to defective material.
(2)	Fourth quarter, fiscal 2007, income from continuing operations, net income and income per common share include tax benefits of $1.1 million, primarily related to research and development credits.
(3)	Third quarter, fiscal 2007, loss from continuing operations, net loss and loss per common share include approximately $0.3 million of income tax benefit related to adjustments to deferred tax amounts on prior years’ income tax items.

Note 19: Restatement

Prior to the issuance of the Company’s financial statements included in this Annual Report on Form 10-K, the Company became aware of certain investment assets and related dividend income that were previously not recorded in the Company’s financial statements. The investments related to shares in Manulife Financial Corporation (“Manulife”) and Principal Mutual Life Insurance Company (“Principal”). The shares were received in connection with the demutualization of Manulife and Principal in 2000 and 2002, respectively. Prior to the demutualization of these companies, the related Company defined benefit pension plan was terminated, and the Company purchased annuity contracts through these insurance companies as investments in plan assets.

Upon investigation of the facts related to these investments, the Company determined that the shares of Manulife are the Company’s assets and the Principal shares belong to the participants of the terminated defined benefit pension plan. The fair value of the investments as of February 29, 2008 are $1.1 million for Manulife and $0.2 million for Principal, which had not previously been recorded in the Company’s financial statements. In addition, the dividends received by the Company during the period since the shares were issued were not properly accounted for as dividend income in the Company’s financial statements. Rather, the amounts were contributed to the Company’s master trust and treated as investment income in the trust.

As noted above, the investment assets and the related dividends have previously not been recorded by the Company. The Company’s 2007 and 2006 financial statements have been restated to correct this error. The primary impact to the financial statements related to this error is as follows:

•	Increase in short term investments related to the shares in Manulife owned by the Company
•	Increase in other assets and current liabilities related to the shares in Principal that need to be distributed to plan participants
•	Increase in other income and income tax expense related to dividends received on the shares during the period
•	Increase in accumulated other comprehensive income and deferred income taxes related to appreciation in the investment in Manulife

In addition to the above, the Company also corrected certain other immaterial errors that were previously recorded in fiscal 2008 related to prior periods. These errors primarily related to the correction of the overstatement of accounts payable in prior years. This correction had the impact of increasing cost of sales by $0.4 million in fiscal 2008, decreasing cost of sales by $0.2 million in fiscal 2007 and $0.1 million in 2006, decreasing cost of sales in years prior to fiscal 2006 by $0.1 million and increasing retained earnings as of February 28, 2007. Finally, the Company corrected an error in inventory accounting in the amount of $0.1 million that had the impact of increasing cost of sales during fiscal 2008 and increasing retained earnings as of February 28, 2007.

The following tables summarize the effect of the restatement of the consolidated financial statements.

	Fiscal Year Ended February 28,		Fiscal Year Ended February 28,
Consolidated Statements of Operations (In thousands, except per share data)	As Previously Reported 2007	As Restated 2007	As Previously Reported 2006	As Restated 2006
Cost of Sales	$220,901	$220,747	$235,882	$235,775
Gross Profit	41,726	41,880	50,732	50,839
Selling, General and Administrative Expenses	33,669	33,683	36,655	36,669
Income (Loss) from Operations	7,465	7,605	13,859	13,952
Other (Income) Expense, Net	(970)	(1,100)	(260)	(269)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	8,435	8,705	14,119	14,221
Provision (Benefit) for Income Taxes	2,311	2,418	6,918	6,959
Net Income (Loss)	6,124	6,287	5,204	5,265
Basic Net Income (Loss) Per Share	0.42	0.43	0.35	0.36
Diluted Net Income (Loss) Per Share	0.42	0.43	0.35	0.36

	February 28,
Consolidated Balance Sheets (in thousands)	As Previously Reported 2007	As Restated 2007
Short Term Investments	$—	$953
Inventories: Raw Materials	17,896	17,991
Other Assets	—	198
Total Current Assets	106,999	108,245
Deferred Income Taxes	1,592	1,415
Total Other Assets	5,466	5,289
Total Assets	187,369	188,438
Accounts Payable	39,251	39,093
Accrued Expenses	7,114	7,468
Total Current Liabilities	51,845	52,041
Retained Earnings	94,255	94,828
Accumulated Other Comprehensive Income	1,283	1,583
Total Shareowners’ Equity	126,333	127,206
Total Liabilities and Shareowner’s Equity	187,369	188,438

	Fiscal Year Ended February 28,		Fiscal Year Ended February 28,
Consolidated Statements of Cash Flows (in thousands)	As Previously Reported 2007	As Restated 2007	As Previously Reported 2006	As Restated 2006
Net Income (Loss)	$6,124	$6,287	$5,204	$5,265
Changes in Assets and Liabilities:
Accounts Payable	10,854	10,702	1,909	1,804
Accrued Expenses	1,052	1,165	(6,657)	(6,611)
Other, net	(1,259)	(1,383)	(141)	(143)

	Fiscal Year Ended February 28,		Fiscal Year Ended February 28,
Consolidated Statement of Comprehensive Income (Loss) (in thousands)	As Previously Reported 2007	As Restated 2007	As Previously Reported 2006	As Restated 2006
Retirement Liability, net of benefit for income taxes	$(346)	$(418)	$(495)	$(493)
Gain (Loss) on Marketable Securities, net of benefit for income taxes	—	27	—	152
Total Other Comprehensive Income (Loss)	269	224	(746)	(592)
Comprehensive Income (Loss)	6,393	6,511	4,458	4,673

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

Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of February 29, 2008, because of the material weakness discussed below. In light of the material weakness described below, the Company performed additional analysis and other post closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2008 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control–Integrated Framework. The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of February 29, 2008. As a result of the material weakness described below, management believes that, as of February 29, 2008, the Company’s internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment as of February 29, 2008 identified a material weakness in our internal control over financial reporting related to an insufficient number of qualified accounting professionals to effectively analyze, review and monitor accounting for transactions that are significant or non-routine. During fiscal 2008, the Company experienced significant turnover and unfilled key financial reporting positions, resulting in considerable loss of knowledge related to our accounting processes and controls. Therefore, our monitoring procedures were not operating in a fully effective manner. As a result, errors were identified and recorded during the year end audit. Given the error related to the foreign currency translation gain we are restating the financial statements for the first three fiscal quarters of 2008. In addition, there were errors related to unrecorded investment assets received by the Company in 2000 and 2002 from the demutualization of two insurance companies in which the Company had invested. The Company’s 2007 and 2006 financial statements have been restated in this Form 10-K to correct these errors.

The Company’s internal control over financial reporting as of February 29, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their attestation report appears below in Item 9A (d) in this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s remediation plan includes the prompt recruiting of qualified accounting professionals for all open positions and continued and enhanced professional training relating to the new ERP system implemented the latter half of fiscal 2008 and the March 1, 2008 implementation of the new business intelligence reporting system. A review of the closing process will be performed, updating the flowcharts and checklists included in the enhanced training materials. Both of the above systems are cornerstones to our overall information technology strategic plan announced over a year ago to reengineer, streamline, standardize, and improve internal processes and controls as well as provide real-time business intelligence which is critical to the management of the business.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Material Sciences Corporation

Elk Grove Village, Illinois

We have audited the internal control over financial reporting of Material Sciences Corporation and subsidiaries (the “Company”) as of February 29, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company did not have effective controls in place to effectively analyze, review and monitor accounting for significant and non-routine transactions. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended February 29, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 29, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 29, 2008, of the Company and our report dated May 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 and the restatement of the 2007 and 2006 financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

May 29, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning executive officers is included in Part 1, Item 1 of this report under the heading “Executive Officers of the Registrant”.

Code of Ethics

We have adopted a code of ethics entitled Material Sciences Corporation Code of Business Ethics (“MSC Code of Ethics”) that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the MSC Code of Ethics is available on our website at www.matsci.com. Amendments to, or waivers from, certain provisions of the MSC Code of Ethics for executive officers and directors are disclosed on our website following the date of such amendment or waiver. A copy of the MSC Code of Ethics also may be requested, free of charge, by writing to us at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, Attn.: Corporate Secretary.

We also have adopted written charters for our Audit and Compensation, Organization and Corporate Governance Committees; and Corporate Governance Guidelines, all of which are posted on our website at www.matsci.com. Investors may request a free copy of the charters and guidelines from the address set forth above.

Other information required by this Item is incorporated by reference to the information in the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for the Annual Meeting of Shareowners on June 26, 2008 (“Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information in the sections entitled “Executive Compensation,” and “Compensation Committee Report” and the subsection entitled “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters

Other than the information disclosed below in this Item 12, the information required by this Item is incorporated by reference to the information in the section entitled “Stock Ownership” in the Proxy Statement.

The following table presents information relating to securities authorized under our equity compensation plans. Our shareowners have approved all of these plans.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity Compensation Plans Approved by Security Holders	188,483	$11.96	923,768
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	188,483	$11.96	923,768
(1)	All shares reflected are shares available for issuance under the 1992 Omnibus Stock Awards Plan for Key Employees and may be granted in the form of options, restricted shares or other awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information in the subsection entitled “Transactions with Related Parties and Board of Directors and Corporate Governance” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information in the section entitled “Ratification of Appointment of Deloitte & Touche LLP” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements and Schedule of the Company

a)	Financial Statements. The financial statements of the Company are filed as a part of this report.
b)	Supplemental Schedule. Schedule II, Valuation and Qualifying Accounts appears below. All other schedules have been omitted, since the required information is not significant, or included in the financial statements or the notes thereto or not applicable.

Schedule II

Material Sciences Corporation and Subsidiaries

Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Reclassifications and Acquisitions	Deductions from Reserve	Balance at End of Year
Fiscal 2006 Receivable Allowances	$5,945	$10,154	$—	$—	$(10,835)	$5,264
Inventory Reserves	$3,512	$8,793	$—	$—	$(9,371)	$2,934
Fiscal 2007 Receivable Allowances	$5,264	$4,102	$—	$—	$(5,346)	$4,020
Inventory Reserves	$2,934	$6,671	$—	$—	$(6,401)	$3,204
Fiscal 2008 Receivable Allowances	$4,020	$5,913	$—	$—	$(6,225)	$3,708
Inventory Reserves	$3,204	$7,763	$—	$—	$(8,964)	$2,003

The activity in the Receivable Allowances account includes the Company’s bad debt, claim and scrap allowance. The activity in the Inventory Reserves account includes reserves for the Company’s excess and obsolete inventory, held for inspection inventory, and lower of cost or market adjustments, net of scrap recovery.

2. Exhibits

Reference is made to the Exhibit Index which begins on page 72.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Sciences Corporation

By:	/s/ CLIFFORD D. NASTAS
Clifford D. Nastas Chief Executive Officer and Director

Date: May 29, 2008

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on May 29, 2008.

/s/ CLIFFORD D. NASTAS Clifford D. Nastas	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES M. FROISLAND James M. Froisland	Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ AVRUM GRAY Avrum Gray	Director

/s/ FRANK L. HOHMANN III Frank L. Hohmann III	Director

/s/ SAMUEL LICAVOLI Samuel. Licavoli	Director

/s/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

/s/ DR. RONALD A. MITSCH Dr. Ronald A. Mitsch	Non-Executive Chairman of the Board

/s/ JOHN P. REILLY John P. Reilly	Director

/s/ DOMINICK J. SCHIANO Dominick J. Schiano	Director

Exhibit Index

Exhibit Number		Description of Exhibit
3	(a)	Registrant’s Restated Certificate of Incorporation.(4)

3	(b)	Form of Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

3	(c)	Registrant’s By-laws, as amended.(5)

4	(a)	Credit Agreement between Material Sciences Corporation and JPMorgan Chase Bank, N.A., dated May 12, 2008.(10)

4	(b)	Revolving Loan Note between Material Sciences Corporation and JPMorgan Chase Bank, N.A., dated May 12, 2008.(10)

4	(c)	Pledge and Security Agreement between Material Sciences Corporation and JPMorgan Chase Bank, N.A., dated May 12, 2008.(10)

4	(d)	Mortgage by Material Sciences Corporation in favor of JPMorgan Chase Bank, N.A., dated May 12, 2008.(10)

10	(a)	Material Sciences Corporation Supplemental Pension Plan.(1)†

10	(b)	Material Sciences Corporation 2007 Employee Stock Purchase Plan.(15)†

10	(c)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)†

10	(d)	Material Sciences Corporation 1991 Stock Option Plan for Directors.(7)†

10	(e)	Material Sciences Corporation Directors Deferred Compensation Plan.(7)†

10	(f)	Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(7)†

10	(g)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10	(h)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(7)

10	(i)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(7)

10	(j)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(7)

10	(k)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(7)†

10	(l)	Amendment to the Supplemental Employee Retirement Plan.(6)†

10	(m)	Material Sciences Corporation Supplemental Retirement Plan.(9)†

10	(n)	Material Sciences Corporation 2005 Long Term Incentive Plan dated March 1, 2005.(12)†

10	(o)	Form of 2005 Long-Term Incentive Plan Award Agreement for Fiscal 2006.(12) †

10	(p)	Form of Severance and Change in Control Agreement for Executive Officers of Material Sciences Corporation dated July 1, 2007 for Messrs. Nastas, Froisland, Klepper, Gresser and Rogowski.(11)†

10	(q)	Form of Non-Qualified Stock Option Agreement for options granted on or after April 11, 2008 under Material Sciences Corporation’s 1992 Omnibus Stock Awards Plan for Key Employees.(14)†

10	(r)	Material Sciences Corporation Fiscal Year 2009 Incentive Plan.†**

Exhibit Number		Description of Exhibit

10	(s)	Material Sciences Corporation 2007 Incentive Plan.†(15)

10	(t)	Form of Material Sciences Corporation Restricted Stock Award Agreement for awards made on or after June 21, 2006 under the 1992 Omnibus Stock Awards Plan for Key Employees.†(16)

10	(u)	Form of Material Sciences Corporation Non-Qualified Stock Option Agreement for options granted on or after June 21, 2006 under the 1992 Omnibus Stock Awards Plan for Key Employees.†(16)

21		Subsidiaries of the Registrant.**

23		Consent of Deloitte & Touche LLP**

31.1		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer.**

31.2		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer.**

32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

**	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 20, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
(4)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
(5)	Incorporated by reference to the Registrant’s Form 10-Q filed on January 9, 2008 (File No. 1-8803).
(6)	Incorporated by reference to the Registrants’ Form 10-Q Quarterly Report for the Period Ended May 31, 1998 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2002 (File No. 1-8803).
(9)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on May 16, 2008 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on June 3, 2007 (File No. 1-8803).
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on August 23, 2005 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on January 5, 2006 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on April 14, 2008 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed on May 29, 2007 (File No. 1-8803).
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on June 26, 2006 (File No. 1-8803).