Form 10-Q/A
period 2007-05-31
MATERIAL SCIENCES CORP
filed 2008-07-02
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The primary purpose of this Amendment No.1 on Form 10-Q/A is to restate the condensed consolidated financial statements for the fiscal quarter ended May 31, 2007, presented in our Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission (“SEC”) on July 6, 2007 (the “Original Filing”).

As previously reported, subsequent to the issuance of our interim financial statements on Form 10-Q for the first quarter ended May 31, 2007, management discovered financial statement errors that related to the interim period ended May 31, that caused an understatement of the previously reported net loss by $270,000 ($481,000 before the effect of income taxes), or $0.02 per common share. These errors primarily related to errors in the capitalization of and accounting for inventory costs, errors in accounting for amounts recorded as accounts payable, errors related to the accounting for certain previously unrecorded investment assets and errors in the accounting for foreign currency transactions. As a result of these errors, cost of sales was understated by $960,000 related to the inventory and accounts payable errors, Total Other Income was understated by $66,000 related to previously unrecorded dividend income from the investment assets and by $413,000 for the effect of the foreign currency transaction gain on the intercompany debt with our German subsidiary. See Note 20 to the Notes to the Condensed Consolidated Interim Financial Statements for more details on these errors and the related financial statement effect.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. No attempt has been made in this Form 10-Q/A to modify or update the disclosures in the Original Filing except as required to reflect the effects of the restatement included in Note 20 to the Notes to the Condensed Consolidated Interim Financial Statements. Except as otherwise noted herein, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

Part I – Item 1 (Financial Information), and Part I – Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), have been amended from the Original Filing as a result of the restatement. In addition, Part II – Item 6 (Exhibits) has been amended to include new certifications executed as of the date of this Form 10-Q/A by our Chief Executive Officer and Chief Financial Officer.

MATERIAL SCIENCES CORPORATION

FORM 10-Q/A

For the Quarter Ended May 31, 2007

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands, except per share data)	As Restated (See Note 20) 2007	2006
Net Sales	$60,665	$75,764
Cost of Sales	51,944	62,673

Gross Profit	8,721	13,091
Selling, General and Administrative Expenses	10,288	8,610
Restructuring Expenses	—	578

Income (Loss) from Operations	(1,567)	3,903

Other (Income), Net :
Interest (Income) Expense, Net	(82)	(126)
Equity in Results of Joint Venture	(56)	(24)
Other, Net	(517)	(24)

Total Other (Income), Net	(655)	(174)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(912)	4,077
Provision (Benefit) for Income Taxes	(367)	1,823

Net Income (Loss)	$(545)	$2,254

Basic Net Income (Loss) Per Share	$(0.04)	$0.15

Diluted Net Income (Loss) Per Share	$(0.04)	$0.15

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,531	14,738
Dilutive Shares	—	9

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,531	14,747

Outstanding Common Stock Options Having No Dilutive Effect	199	87

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	As Restated (See Note 20) May 31, 2007	February 28, 2007
Assets:
Current Assets:
Cash and Cash Equivalents	$11,083	$11,667
Short Term Investment	1,061	953
Receivables, Less Reserves of $3,213 and $4,020, Respectively	31,459	48,121
Income Taxes Receivable	2,136	1,665
Prepaid Expenses	1,816	1,168
Inventories	48,206	42,269
Deferred Income Taxes	4,524	2,204
Other Assets	198	198

Total Current Assets	100,483	108,245

Property, Plant and Equipment	247,342	245,570
Accumulated Depreciation, Amortization and Accretion	(173,573)	(170,666)

Net Property, Plant and Equipment	73,769	74,904

Other Assets:
Investment in Joint Venture	2,515	2,363
Goodwill	1,319	1,319
Deferred Income Taxes	1,373	1,415
Other	218	192

Total Other Assets	5,425	5,289

Total Assets	$179,677	$188,438

Liabilities:
Current Liabilities:
Accounts Payable	$29,657	$39,093
Accrued Payroll Related Expenses	5,248	5,414
Accrued Expenses	9,592	7,468
Current Liabilities of Discontinued Operation - Pinole Point Steel	81	66

Total Current Liabilities	44,578	52,041

Long-Term Liabilities:
Other	8,882	9,191

Total Long-Term Liabilities	8,882	9,191

Commitments and Contingencies

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	381
Additional Paid-In Capital	79,205	79,171
Treasury Stock at Cost	(49,035)	(48,757)
Retained Earnings	94,191	94,828
Accumulated Other Comprehensive Income	1,475	1,583

Total Shareowners’ Equity	126,217	127,206

Total Liabilities and Shareowners’ Equity	$179,677	$188,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	As Restated (See Note 20) 2007	2006
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(545)	$2,254
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Amortization and Accretion	2,911	2,531
Provision for Deferred Income Taxes	—	114
Compensatory Effect of Stock Plans	34	—
Foreign Currency Transaction Gain	(413)
Other, Net	(25)	(24)
Changes in Assets and Liabilities:
Receivables	16,718	(1,240)
Income Taxes Receivable	(474)	1,466
Prepaid Expenses	(647)	(984)
Inventories	(5,901)	(2,194)
Accounts Payable	(9,369)	899
Accrued Expenses	(460)	379
Other, Net	(398)	(165)

Net Cash Provided by Continuing Operations	1,431	3,036
Net Cash Provided by (Used in) Discontinued Operations	15	(183)

Net Cash Provided by Operating Activities	1,446	2,853

Investing Activities:
Capital Expenditures	(1,763)	(4,138)

Net Cash Used in Investing Activities	(1,763)	(4,138)

Financing Activities:
Purchases of Treasury Stock	(278)	—
Issuance of Common Stock	—	238

Net Cash Provided by (Used in) Financing Activities	(278)	238

Effect of Exchange Rate Changes on Cash	11	(37)

Net Decrease in Cash	(584)	(1,084)
Cash and Cash Equivalents at Beginning of Period	11,667	13,600

Cash and Cash Equivalents at End of Period	$11,083	$12,516

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$404	$930

Supplemental Cash Flow Disclosures:
Interest Paid	$61	$26
Income Taxes Paid	319	243

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The data as of May 31, 2007 and for the three months ended May 31, 2007 and 2006 has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2008 for the fiscal year ended February 29, 2008.

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

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,026,907 Shares Issued and 14,583,059 Shares Outstanding as of May 31, 2007 and 19,030,907 Shares Issued and 14,615,259 Shares Outstanding as of February 28, 2007.

(4)	Treasury Stock. Treasury Stock at Cost; 4,443,848 Shares as of May 31, 2007 and 4,415,648 Shares as of February 28, 2007. In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares may be repurchased from time-to-time on the open market at the Company’s discretion, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. The Company repurchased 28,200 shares during the fiscal quarter ended May 31, 2007 at a total cost of $0.3 million. During the fiscal year ended February 28, 2007, the Company repurchased 227,000 shares of common stock on the open market at a total cost of $2.2 million.

(5)	Comprehensive Income (Loss) (in thousands).

	Three Months Ended May 31,
	2007	2006
Net Income (Loss)	$(545)	$2,254
Other Comprehensive Income (Loss):
Gain (Loss) on Marketable Securities, Net of Provision for Income Taxes of $42 and $0, Respectively	66	—
Pension/Postretirement SFAS 158 Adjustments, Net of Benefit for Income Taxes of $0 and $0, Respectively	1	—
Foreign Currency Translation Adjustments	(175)	405

Comprehensive Income (Loss)	$(653)	$2,659

(6)	Indebtedness. The Company has a $30.0 million committed line of credit (“Line”) that expires on October 11, 2007. There were no borrowings outstanding under the Line as of May 31, 2007 or February 28, 2007. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1.9 million, and the amount remaining available to be borrowed was $28.1 million as of May 31, 2007. At the Company’s option, interest is at the bank’s prime rate (8.25% as of May 31, 2007 and February 28, 2007) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0 commencing May 31, 2004; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $87.6 million, on May 31, 2007. As of May 31, 2007, the Company was in compliance with all debt covenants. Under the Line, there are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

(7)	Inventory. Inventories consist of the following (in thousands):

	May 31, 2007	February 28, 2007
Raw Materials	$23,432	$17,991
Finished Goods	24,774	24,278

Total Inventories	$48,206	$42,269

(8)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three months ended May 31, 2007 and 2006.

	% of Consolidated Net Sales for the Three Months Ended May 31,
Customer	2007	2006
Ford	26%	19%
General Motors	14%	12%
DaimlerChrysler	12%	15%
Mitsui Steel	11%	8%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of May 31, 2007 and February 28, 2007.

	% of Consolidated Gross Accounts Receivable
Customer	May 31,2007	February 28,2007
Ford	22%	45%
General Motors	5%	11%
DaimlerChrysler	14%	10%
Mitsui Steel	9%	1%

As noted in the Company’s annual report on Form 10-K for the fiscal year ended February 29, 2008, the Company settled offsetting accounts receivable and accounts payable balances for Ford of $20.4 million during the first quarter of fiscal 2008.

MSC’s domestic and foreign net sales are presented in the table below (in thousands). Of the foreign sales, no one country comprised greater than 10% of consolidated net sales.

	Three Months Ended May 31,
Net Sales	2007	2006
Domestic	$58,412	$72,535
Foreign	2,253	3,229

Total	$60,665	$75,764

(9)	Goodwill. Goodwill is subject to an annual assessment of impairment, or more frequently if triggering events occur, by applying a fair-value based test. The Company performs its annual impairment test on the last day of the fiscal year.

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

MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 40.2% for the three months ended May 31, 2007 compared to a 44.7% tax provision in the same period last year. The decrease in the effective tax rate from the prior year was primarily due to research and development tax credits. Additionally, the Company recorded a valuation allowance in the first quarter of fiscal 2007 as a result of operating losses by its German subsidiary in that quarter. The Company reversed a portion of the valuation allowances in the first quarter of the fiscal 2008 as a result of income generated in this quarter by its German subsidiary.

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

(16)	Segments. MSC operates in one business segment based on how management views its business for evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated material-based solutions include coil coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning, lighting and appliance markets. The Company utilizes a significant level of shared assets and personnel across each of its product categories and it is common for a single customer to purchase products from several different product categories.

(17)	New Accounting Pronouncements. Effective March 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The impact of the adoption of this pronouncement is discussed in Note 12 in this Form 10-Q/A.

Effective in the fourth quarter of fiscal 2007, the Company adopted SFAS 158. The impact of the adoption of this pronouncement is discussed in Note 13 in this Form 10-Q/A.

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

(19)	Short Term Investments. Short term investments consist of shares in Manulife Financial Corporation (“Manulife”). The Company owns 28,404 shares of Manulife as of May 31, 2007 and February 28, 2007. These shares are treated as available for sale equity securities under SFAS No. 115 – “Accounting for Certain Investments in Debt and Equity Securities.” The shares were received in connection with the demutualization of Manulife in 2000. The Company’s cost basis in this investment is $0.2 million. The fair value of these securities was $1.1 million and $1.0 million at May 31, 2007 and February 28, 2007, respectively. The cumulative unrealized gain recorded in Accumulated Other Comprehensive Income was $0.5 million as of May 31, 2007 and $0.4 million as of February 28, 2007, net of income taxes of $0.4 million and $0.3 million, respectively. All income generated from these short-term investments is classified as other income.

(20)	Restatement. Subsequent to the issuance of our interim financial statements on Form 10-Q for the first quarter ended May 31, 2007, management discovered financial statement errors that caused an understatement of the previously reported net loss by $270,000 ($481,000 before the effect of income taxes). These errors have been corrected in the interim financial statements included in this Form 10-Q/A. The errors primarily related to the following:

•

Errors in the capitalization of and accounting for inventory cost. The effect of the correction of these errors decreased inventory and increased cost of sales by $0.5 million as of and for the three months ended May 31, 2007.

•

Errors in the accounting for the foreign currency effects on intercompany debt. The debt was previously considered a permanent investment. As a result, the foreign currency effect of this United States Dollar Denominated debt was recorded as a component of Other Comprehensive Income. Due to the fact that repayments were made during fiscal 2008, the intercompany debt could no longer be considered permanent and the foreign currency effect from the date of repayment should have been recorded as Other Income in the Statement of Operations. The effect of this error resulted in an increase in foreign currency transaction gain of $0.4 million.

•

Errors related to the accounting for investment assets received in connection with the demutualization of Manulife and Principal Mutual Life Insurance Company (“Principal”). These investments had previously not been recorded in the Company’s financial statements. The Company determined that the shares of Manulife are the Company’s assets and the Principal shares belong to the participants of a terminated defined benefit pension plan. In addition, the dividends received by the Company during the period since the shares were issued were not properly accounted for as dividend income in the Company’s financial statements. The impact of this error had the effect of increasing short term investments related to the shares in Manulife, increase in other assets and current liabilities related to the shares in Principal, Increase in other income related to the dividends received during the period and an increase in Accumulated Other Comprehensive Income related to the appreciation in the investment in Manulife during the period.

•

In addition to the above errors, we corrected certain other immaterial errors related to inventory and accounts payable that were previously recorded in the first quarter of fiscal 2008 that related to prior years. These errors had the effect of increasing cost of sales by $0.5 million in the quarter ended May 31, 2007.

The following tables reflect the effect of the restatement:

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands, except per share data)	As Previously Reported 2007	As Restated 2007
Cost of Sales	$50,984	$51,944
Gross Profit	9,681	8,721
Income (Loss) from Operations	(607)	(1,567)
Other (Income), Net :
Other, Net	(38)	(517)
Total Other (Income), Net	(176)	(655)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(431)	(912)
Provision (Benefit) for Income Taxes	(156)	(367)
Net Income (Loss)	(275)	(545)
Basic Net Income (Loss) Per Share	(0.02)	(0.04)
Diluted Net Income (Loss) Per Share	(0.02)	(0.04)

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

	May 31,
(In thousands)	As Previously Reported 2007	As Restated 2007
Assets:
Current Assets:
Short Term Investment	$—	$1,061
Inventories	48,704	48,206
Other Assets	—	198
Total Current Assets	99,722	100,483
Deferred Income Taxes	1,566	1,373
Total Other Assets	5,618	5,425
Total Assets	179,109	179,677
Accounts Payable	29,448	29,657
Accrued Expenses	9,449	9,592
Total Current Liabilities	44,226	44,578
Shareowners’ Equity:
Retained Earnings	93,888	94,191
Accumulated Other Comprehensive Income	1,562	1,475
Total Shareowners’ Equity	126,001	126,217

Total Liabilities and Shareowners’ Equity	179,109	179,677

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	As Previously Reported 2007	As Restated 2007
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(275)	$(545)
Foreign Currency Transaction Gain	—	(413)

Changes in Assets and Liabilities:
Inventories	(6,494)	(5,901)
Accounts Payable	(9,736)	(9,369)
Accrued Expenses	(249)	(460)
Other, Net	(332)	(398)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) gives effect to the restatement discussed in Note 20 of the notes to the unaudited Condensed Consolidated Financial Statements.

The following MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto, included in Item 1 of this Form 10-Q/A, and the audited Consolidated Financial Statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008 filed on May 29, 2008 (“Form 10-K”), as well as the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations

A summary of our consolidated financial performance is as follows:

	Three Months Ended May 31,
($ in 000’s)	2007	2006	% Fav(Unfav) Variance
Net Sales	$60,665	$75,764	(19.9)%

Gross Profit	$8,721	$13,091	(33.4)%
% of Net Sales	14.4%	17.3%

Selling, General and Administrative	$10,288	$8,610	(19.5)%
% of Net Sales	17.0%	11.4%

Sales

($ in 000’s)	Net Sales for the Three Months Ended May 31,
Application	2007	2006	$ Variance	% Variance
Acoustical	$31,211	$39,176	$(7,965)	(20.3)%
Coated	29,454	36,588	(7,134)	(19.5)%

Total	$60,665	$75,764	$(15,099)	(19.9)%

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

Gross Profit

Our gross profit for the three months ended May 31, 2007 was $8.7 million, or 14.4% of net sales, compared with $13.1 million, or 17.3% of net sales, in the same period of fiscal 2007. The decrease in gross profit and the gross margin during the fiscal quarter was primarily due to the significant decrease in sales. The decrease in sales volume reduced our gross profit in the quarter by $4.0 million. Additionally, our secondary sales in the quarter were $0.2 million lower than the comparable period of last fiscal year and we experienced some quality issues related to inventory that reduced gross profit by $0.2 million. These unfavorable gross profit variances were partially offset by $0.5 million in favorable fixed production spending, mainly due to contract negotiation and health care costs, and $0.4 million in unfavorable raw material cost issues due to the rising cost of zinc and nickel when compared to the first quarter of fiscal 2007.

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

Total Other Income, Net

Total other income, net for the three months ended May 31, 2007 was $0.7 million, an increase, due to dividend income and a foreign currency transaction gain, from $0.2 million in the same period of fiscal 2007.

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

Our effective income tax provision (benefit) rate for continuing operations was a benefit of 40.2% for the three months ended May 31, 2007 compared to a 44.7% tax provision in the same period last year. The decrease in the effective tax rate from the prior year was primarily due to research and development tax credits. Additionally, we recorded a valuation allowance in the first quarter of fiscal 2007 as a result of operating losses by our German subsidiary in that quarter. We reversed a portion of the valuation allowances in the first quarter of the fiscal 2008 as a result of income generated in this quarter by our German subsidiary.

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

We are party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, was $0.9 million to $1.3 million as of May 31, 2007. Refer to Note 18 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q/A for additional information.

Contractual Obligations

The only significant change to the contractual obligations table presented in our Form 10-K was that we made commitments for additional purchases of $3.3 million of certain raw materials ratably over a 22-month period ending in June 2009 and reflected unrecognized tax benefits of $3.3 million due to the adoption of FIN 48, as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements.

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

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors and shareowners can better understand a company’s future prospects and make informed investment decisions. This Form 10-Q/A contains forward-looking statements, which include, without limitation, those statements regarding our anticipated results based on our plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as “anticipates”, “estimates”, “expects”, “projects”, “intends”, “plans”, “believes” and words and terms of similar substance in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Many factors could also cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-Q/A. These factors are discussed in detail in Part I, Item 1A of the Company’s Form 10-K.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact our financial condition or results of operations. Other sections of this Form 10-Q/A may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a competitive environment. New risks emerge from time to time and it is not always possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, shareowners should not place undue reliance on forward-looking statements as a prediction of actual results.

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

As of the end of the period covered by this report, an evaluation was performed in connection with the initial filing of the Company’s Quarterly Report on Form 10-Q under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Subsequent to the initial filing of the Company’s Quarterly Report on Form 10-Q, errors were identified during the fiscal 2008 year end audit relating to the first three fiscal quarters of 2008. The Company determined it would restate its interim financial statements for the first three fiscal quarters of 2008. Due to this restatement, management has reassessed the Company’s disclosure controls and procedures and has concluded that they were not effective as of May 31, 2007 due to the material weakness described below.

Management identified a material weakness in our internal control over financial reporting as part of its fiscal 2008 financial close process and disclosed this material weakness in the Company’s 2008 Annual Report on Form 10-K filed on May 29, 2008. This material weakness related to an insufficient number of qualified accounting professionals to effectively analyze, review and monitor accounting for transactions that are significant or non-routine. Therefore, our monitoring procedures were not operating in a fully effective manner. We now believe that this material weakness existed throughout fiscal 2008 and resulted in the errors described above in our interim financial statements.

Changes in internal control over financial reporting. The Company completed the implementation of an Enterprise Resource Planning (ERP) system at one of our domestic manufacturing locations during the period covered by this report. This implementation is part of a management initiative to replace its legacy computer systems with a more efficient standardized system. As a matter of course in such implementation, certain procedures surrounding the inputting, processing and accessing of information ultimately used in financial reporting were changed; however, the internal controls over financial reporting have not materially changed as a result of the ERP implementation. Additionally, the ERP system implemented has been successfully used by the Company in another one of its domestic manufacturing locations for a number of years. The Company is taking the necessary steps to monitor and maintain appropriate internal controls during these implementations. During the quarter ended May 31, 2007, except for the material weakness described above and the implementation of the ERP system described herein, there were no other changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q/A. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, they should be read in conjunction with this Item 4 and Item 9 of the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended February 29, 2008 as filed with the SEC on May 29, 2008.

MATERIAL SCIENCES CORPORATION

FORM 10-Q/A

For the Quarter Ended May 31, 2007

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements. See Note 18 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elk Grove Village, State of Illinois, on the 2nd day of July 2008.

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