Form 10-Q/A
period 2007-08-31
MATERIAL SCIENCES CORP
filed 2008-07-02
CIK 755003

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

EXPLANATORY NOTE

The primary purpose of this Amendment No. 1 on Form 10-Q/A is to restate the condensed consolidated financial statements for the fiscal quarter and six-month period ended August 31, 2007, presented in our Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission (“SEC”) on October 10, 2007 (the “Original Filing”).

As previously reported, subsequent to the issuance of our interim financial statements on Form 10-Q for the second quarter ended August 31, 2007, management discovered financial statement errors that related to the interim period ended August 31, that caused an overstatement of the previously reported net loss for the second quarter ended August 31, 2007, by $596,000 ($675,000 before the effect of income taxes), or $0.04 per common share. For the six-month period ended August 31, 2007, the previously reported net loss was overstated by $326,000 ($194,000 before the effect of income taxes). These errors primarily related to errors in the capitalization of and accounting for inventory costs, errors related to the accounting for certain previously unrecorded investment assets and errors in the accounting for foreign currency transactions. As a result of these errors, second quarter cost of sales was overstated by $498,000 related to the inventory errors, second quarter Total Other Income was understated by $177,000 related to previously unrecorded dividend income from the investment assets and for the effect of the foreign currency transaction gain on the intercompany debt with our German subsidiary. Cost of sales for the six months ended August 31, 2007 was understated by $462,000 related to the inventory errors, and Total Other Income for the six months ended August 31, 2007 was understated by $656,000 related to previously unrecorded dividend income from the investment assets and for the effect of the foreign currency transaction gain on the intercompany debt with our German subsidiary. See Note 20 to the Notes to the Condensed Consolidated Interim Financial Statements for more details on these errors and the related financial statement effect.

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

MATERIAL SCIENCES CORPORATION

FORM 10-Q/A

For the Quarter Ended August 31, 2007

(In thousands, except per share data)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share data)	As Restated (See Note 20) 2007	2006	As Restated (See Note 20) 2007	2006
Net Sales	$56,166	$67,313	$116,831	$143,077
Cost of Sales	50,740	54,012	102,684	116,685

Gross Profit	5,426	13,301	14,147	26,392
Selling, General and Administrative Expenses	8,628	8,588	18,916	17,198
Restructuring Expenses	—	14	—	592

Income (Loss) from Operations	(3,202)	4,699	(4,769)	8,602

Other (Income) and Expense:
Interest (Income) Expense, Net	(108)	(268)	(190)	(394)
Equity in Results of Joint Venture	(69)	(32)	(125)	(56)
Other, Net	(216)	(39)	(733)	(63)

Total Other Income, Net	(393)	(339)	(1,048)	(513)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(2,809)	5,038	(3,721)	9,115
Provision (Benefit) for Income Taxes	(1,131)	2,318	(1,498)	4,141

Income (Loss) from Continuing Operations	(1,678)	2,720	(2,223)	4,974

Net Income (Loss)	$(1,678)	$2,720	$(2,223)	$4,974

Basic Net Income (Loss) Per Share	$(0.12)	$0.19	$(0.15)	$0.34

Diluted Net Income (Loss) Per Share	$(0.12)	$0.19	$(0.15)	$0.34

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,466	14,655	14,497	14,689
Dilutive Shares	—	5	—	8

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,466	14,660	14,497	14,697

Outstanding Common Stock Options Having No Dilutive Effect	169	286	169	286

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	As Restated (See Note 20) August 31, 2007	February 28, 2007
Assets:
Current Assets:
Cash and Cash Equivalents	$8,955	$11,667
Short Term Investment	1,103	953
Receivables, Less Reserves of $3,717 and $4,020, Respectively	32,876	48,121
Income Taxes Receivable	2,724	1,665
Prepaid Expenses	1,542	1,168
Inventories	42,937	42,269
Deferred Income Taxes	4,524	2,204
Other Assets	181	198

Total Current Assets	94,842	108,245

Property, Plant and Equipment	249,046	245,570
Accumulated Depreciation and Amortization	(176,621)	(170,666)

Net Property, Plant and Equipment	72,425	74,904

Other Assets:
Investment in Joint Venture	2,742	2,363
Goodwill	1,319	1,319
Deferred Income Taxes	1,615	1,415
Other	242	192

Total Other Assets	5,918	5,289

Total Assets	$173,185	$188,438

Liabilities:
Current Liabilities:
Accounts Payable	$26,661	$39,093
Accrued Payroll Related Expenses	4,458	5,414
Accrued Expenses	10,832	7,468
Current Liabilities of Discontinued Operation - Pinole Point Steel	78	66

Total Current Liabilities	42,029	52,041

Long-Term Liabilities:
Other	8,368	9,191

Total Long-Term Liabilities	8,368	9,191

Commitments and Contingencies

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	381
Additional Paid-In Capital	79,367	79,171
Treasury Stock at Cost	(51,110)	(48,757)
Retained Earnings	92,513	94,828
Accumulated Other Comprehensive Income	1,637	1,583

Total Shareowners’ Equity	122,788	127,206

Total Liabilities and Shareowners’ Equity	$173,185	$188,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Six Months Ended August 31,
(In thousands)	As Restated (See Note 20) 2007	2006
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(2,223)	$4,974
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	5,952	5,332
Provision for Deferred Income Taxes	(280)	756
Compensatory Effect of Stock Plans	56	114
Foreign Currency Transaction Gain	(587)	—
Other, Net	(94)	(56)
Changes in Assets and Liabilities:
Receivables	15,338	2,631
Income Taxes Receivable	(925)	2,314
Prepaid Expenses	(372)	(821)
Inventories	(598)	(11,631)
Accounts Payable	(12,381)	4,581
Accrued Expenses	(160)	(171)
Other, Net	(906)	(292)

Net Cash Provided by Continuing Operations	2,820	7,731
Net Cash Provided by (Used in) Discontinued Operations	12	(552)

Net Cash Provided by Operating Activities	2,832	7,179

Investing Activities:
Capital Expenditures	(3,345)	(7,513)

Net Cash Used in Investing Activities	(3,345)	(7,513)

Financing Activities:
Purchases of Treasury Stock	(2,353)	(2,080)
Issuance of Common Stock	140	238

Net Cash Used in Financing Activities	(2,213)	(1,842)

Effect of Exchange Rate Changes on Cash	14	(24)

Net Decrease in Cash	(2,712)	(2,200)
Cash and Cash Equivalents at Beginning of Period	11,667	13,600

Cash and Cash Equivalents at End of Period	$8,955	$11,400

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$399	$879

Supplemental Cash Flow Disclosures:
Interest Paid	$88	$73
Income Taxes Paid (Refunded), net	(159)	1,079

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

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. The Company includes its portion of Tekno’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $69 and $125 for the three and six months ended August 31, 2007, respectively, compared with $32 and $56 for the same periods in 2006.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,040,293 Shares Issued and 14,369,951 Shares Outstanding as of August 31, 2007 and 19,030,907 Shares Issued and 14,615,259 Shares Outstanding as of February 28, 2007.

(4)	Treasury Stock. In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares may be repurchased from time-to-time on the open market, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. The Company repurchased 226,494 shares during the fiscal quarter ended August 31, 2007 at a total cost of $2.1 million. During the fiscal year ended February 28, 2007, the Company repurchased 227,000 shares of common stock on the open market at a total cost of $2.2 million. On July 12, 2007 the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2007	4,415,648	$48,757	$11.04
Repurchases During the Six Months Ended August 31, 2007	254,694	2,353	9.24

Treasury Stock as of August 31, 2007	4,670,342	$51,110	$10.94

(5)	Comprehensive Income (Loss) (in thousands).

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Net Income (Loss)	$(1,678)	$2,720	$(2,223)	$4,974
Other Comprehensive Income (Loss):
Gain (Loss) on Marketable Securities, Net of Benefit for Income Taxes of $16, $0,$58, and $0, Respectively	26		92
Pension/Postretirement SFAS 158 Adjustments, Net of Benefit for Income Taxes of $23, $0, $24 and $0, Respectively	36	—	37	—
Foreign Currency Translation Adjustments	99	(42)	(75)	363

Comprehensive Income (Loss)	$(1,517)	$2,678	$(2,169)	$5,337

(6)	Indebtedness. The Company has a $30.0 million committed line of credit (“Line”) that was set to expire on October 11, 2007. On July 24, 2007, the Company signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. There were no borrowings outstanding under the Line as of August 31, 2007 or February 28, 2007. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1.9 million, and the amount remaining available to be borrowed was $28.1 million as of August 31, 2007. At the Company’s option, interest is at the bank’s prime rate (8.25% as of August 31, 2007 and February 28, 2007) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio (3.0 to 1.0); and minimum net worth of $80,000 plus 50% of positive consolidated net income ending on or after May 31, 2004, or $87.6 million on August 31, 2007. As of August 31, 2007, the Company was in compliance with all debt covenants. Under the Line, there are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

(7)	Inventory. Inventories consist of the following (in thousands):

	August 31, 2007	February 28, 2007
Raw Materials	$19,615	$17,991
Finished Goods	23,322	24,278

Total Inventories	$42,937	$42,269

(8)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three and six months ended August 31, 2007 and 2006.

	% of Consolidated Net Sales for the Three Months Ended August 31,		% of Consolidated Net Sales for the Six Months Ended August 31,
Customer	2007	2006	2007	2006
Ford	27%	16%	26%	18%
General Motors	13%	12%	13%	12%
DaimlerChrysler	7%	12%	10%	14%
Mitsui Steel	12%	11%	12%	9%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of August 31, 2007 and February 28, 2007.

	% of Consolidated Gross Accounts Receivable
Customer	August 31,2007	February 28,2007
Ford	24%	45%
General Motors	12%	11%
DaimlerChrysler	9%	10%
Mitsui Steel	7%	1%

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

MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 40.3% for the three and six months ended August 31, 2007, respectively, compared to a provision of 46.0% and 45.4% in the same periods last year. The change in the effective tax rate from the prior year was primarily due to research and development tax credits. Additionally, the Company recorded a valuation allowance in the first and second quarters of fiscal 2007 as a result of operating losses by its German subsidiary in those quarters. The Company reversed a portion of the valuation allowances in the first and second quarters of fiscal 2008 as a result of income generated by its German subsidiary. This income allowed the Company to utilize a portion of its net operating loss in the first and second quarters of fiscal 2008 and, as a result, $0.1 million of valuation allowance was reversed.

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

	Pension Benefits		Other Benefits
	Three Months Ended August 31,
(in 000’s)	2007	2006	2007	2006
Service Cost	$—	$9	$26	$22
Interest Cost	204	202	34	35
Expected Return on Plan Assets	(158)	(152)	(1)	(1)
Amortization of Net (Gain) or Loss	47	48	5	10
Amortization of Prior Service Cost	11	13	—	—

Total Net Periodic Benefit Cost	$104	$120	$64	$66

	Pension Benefits		Other Benefits
	Six Months Ended August 31,
(in 000’s)	2007	2006	2007	2006
Service Cost	$—	$35	$52	$45
Interest Cost	408	404	67	70
Expected Return on Plan Assets	(315)	(303)	(2)	(2)
Amortization of Net (Gain) or Loss	95	95	10	19
Amortization of Prior Service Cost	24	37	—	—
Curtailment Charges	—	215	—	—

Total Net Periodic Benefit Cost	$212	$483	$127	$132

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

(19)

Short Term Investments. Short term investments consist of shares in Manulife Financial Corporation (“Manulife”). The Company owns 28,404 shares of Manulife as of August 31, 2007 and February 28, 2007. These shares are treated as available for sale equity securities under SFAS No. 115 – “Accounting for Certain Investments in Debt and Equity Securities.” The shares were received in connection with the demutualization of Manulife in 2000. The Company’s cost basis in this investment is $0.2 million. The fair value of these securities was $1.1 million and $1.0 million at August 31, 2007 and February 28, 2007, respectively. The cumulative unrealized gain recorded in Accumulated Other Comprehensive Income was $0.5 million as of August 31, 2007 and $0.4 million as of February 28, 2007, net of income taxes of $0.4 million and $0.3 million, respectively. All income generated from these short-term investments is classified as other income.

(20)	Restatement. Subsequent to the issuance of our interim financial statements on Form 10-Q for the second quarter ended August 31, 2007, management discovered financial statement errors that caused an overstatement of the previously reported net loss for the second quarter by $596,000 ($675,000 before the effect of income taxes), or $0.04 per common share. For the six-month period ended August 31, 2007, the previously reported net loss was overstated by $326,000 ($194,000 before the effect of income taxes) as a result of these errors. These errors have been corrected in the interim financial statements included in this Form 10-Q/A. The errors primarily related to the following:

•

Errors in the capitalization of and accounting for inventory cost. The effect of the correction of these errors decreased cost of sales $0.5 million for the second quarter and had no effect on cost of sales for the six-month period ended August 31, 2007.

•

Errors in the accounting for the foreign currency effects on intercompany debt. The debt was previously considered a permanent investment. As a result, the foreign currency effect of this United States Dollar denominated debt was recorded as a component of Other Comprehensive Income. Due to the fact that repayments were made during fiscal 2008, the intercompany debt could no longer be considered permanent and the foreign currency effect from the date of repayment should have been recorded as Other Income in the Statement of Operations. The result of this error resulted in an increase in foreign currency transaction gain of $0.2 million for the second quarter ended August 31, 2007 and $0.6 million for the six-month period ended August 31, 2007.

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

•

In addition to the above errors, we corrected certain other immaterial errors related to inventory and accounts payable that were previously recorded in the first quarter of fiscal 2008 that related to prior years. These errors had the effect of increasing cost of sales by $0.5 million for the six-month period ended August 31, 2007.

The following tables reflect the effect of the restatement:

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share data)	As Previously Reported 2007	As Restated 2007	As Previously Reported 2007	As Restated 2007
Cost of Sales	$51,238	$50,740	$102,222	$102,684
Gross Profit	4,928	5,426	14,609	14,147
Income (Loss) from Operations	(3,700)	(3,202)	(4,307)	(4,769)
Other, Net	(39)	(216)	(77)	(733)
Total Other Income, Net	(216)	(393)	(392)	(1,048)
Loss from Continuing Operations Before
Benefit for Income Taxes	(3,484)	(2,809)	(3,915)	(3,721)
Benefit for Income Taxes	(1,210)	(1,131)	(1,366)	(1,498)
Loss from Continuing Operations	(2,274)	(1,678)	(2,549)	(2,223)
Net Income (Loss)	(2,274)	(1,678)	(2,549)	(2,223)
Basic Net Income (Loss) Per Share	(0.16)	(0.12)	(0.18)	(0.15)
Diluted Net Income (Loss) Per Share	(0.16)	(0.12)	(0.18)	(0.15)

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

	August 31,
(In thousands)	As Previously Reported 2007	As Restated 2007
Assets:
Current Assets:
Short Term Investment	$—	$1,103
Other Assets	—	181
Total Current Assets	93,558	94,842
Deferred Income Taxes	1,823	1,615
Total Other Assets	6,126	5,918
Total Assets	172,109	173,185
Accounts Payable	26,469	26,661
Accrued Expenses	10,610	10,832
Total Current Liabilities	41,615	42,029
Long-Term Liabilities:
Shareowners’ Equity:
Retained Earnings	91,614	92,513
Accumulated Other Comprehensive Income	1,874	1,637
Total Shareowners’ Equity	122,126	122,788
Total Liabilities and Shareowners’ Equity	172,109	173,185

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Six Months Ended August 31,
(In thousands)	As Previously Reported 2007	As Restated 2007
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(2,549)	$(2,223)
Foreign Currency Transaction Gain	—	(587)
Changes in Assets and Liabilities:
Inventories	(693)	(598)
Accounts Payable	(12,731)	(12,381)
Accrued Expenses	(28)	(160)
Other, Net	(854)	(906)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) gives effect to the restatement discussed in Note 20 of the Notes to the Condensed Consolidated Financial Statements.

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

Results of Operations

A summary of our consolidated financial performance is as follows:

	Three Months Ended August 31,			Six Months Ended August 31,
	2007	2006	% Fav(Unfav) Variance	2007	2006	% Fav(Unfav) Variance
Net Sales	$56,166	$67,313	(16.6)%	$116,831	$143,077	(18.3)%
Gross Profit	$5,426	$13,301	(59.2)%	$14,147	$26,392	(46.4)%
% of Net Sales	9.7%	19.8%		12.1%	18.4%
Selling, General and Administrative	$8,628	$8,588	(0.5)%	$18,916	$17,198	(10.0)%
% of Net Sales	15.4%	12.8%		16.2%	12.0%

Sales

($ in 000’s)	Net Sales for the Three Months Ended August 31,
Application	2007	2006	$Variance	%Variance
Acoustical	$26,035	$31,870	$(5,835)	(18.3)%
Coated	30,131	35,443	(5,312)	(15.0)%

Total	$56,166	$67,313	$(11,147)	(16.6)%

($ in 000’s)	Net Sales for the Six Months Ended August 31,
Application	2007	2006	$Variance	%Variance
Acoustical	$57,246	$71,046	$(13,800)	(19.4)%
Coated	59,585	72,031	(12,446)	(17.3)%

Total	$116,831	$143,077	$(26,246)	(18.3)%

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

Gross Profit

Our gross profit for the three and six months ended August 31, 2007 was $5.4 million, 9.7% of net sales, and $14.1 million, 12.1% of net sales, respectively, compared with $13.3 million, 19.8% of net sales, and $26.4 million, 18.4% of net sales, in the same periods of fiscal 2007. The decrease in gross profit and the gross margin during the fiscal quarter was primarily due to the significant decrease in sales from the prior year quarter that was marked by high volumes, utilization, labor and overhead spending and quality costs. The decrease in sales volume and mix reduced our gross profit in the quarter by $7.2 million. Reduced scrap sales of $0.9 million, the impact of a one-time mark-to-market contract gain of $0.6 million in the prior year quarter, along with $0.2 million higher depreciation resulting from the implementation of our ERP system, partially offset by current quarter favorable quality, labor and overhead spending, also reduced comparable profits.

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

Total Other Income, Net

Total other income, net for the three and six months ended August 31, 2007 was $0.4 million and $1.0 million, respectively, compared with $0.3 million and $0.5 million in the same periods of fiscal 2007. The increase in both periods is primarily due to dividend income and foreign currency transaction gain.

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

Our effective income tax provision (benefit) rate for continuing operations was a benefit of 40.3% for the three and six months ended August 31, 2007, respectively, compared with a provision of 46.0% and 45.4% in the same periods last year, respectively. The change in the effective tax rate from the prior year was primarily due to research and development tax credits. Additionally, we recorded a valuation allowance in the first quarter of fiscal 2007 as a result of operating losses by our German subsidiary in that quarter. We reversed a portion of the valuation allowances in the first and second quarters of fiscal 2008 as a result of income generated by our German subsidiary. This income allowed us to utilize a portion of our net operating loss in the first and second quarters of fiscal 2008 and, as a result, $0.1 million of our valuation allowance was reversed.

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

Contractual Obligations

The only significant change to the contractual obligations table presented in our Form 10-K was that we made commitments for additional purchases of $3.3 million of certain raw materials ratably over a 22-month period ending in June 2009, reflected unrecognized tax benefits of $3.3 million due to the adoption of FIN 48, as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements and signed an agreement to purchase certain amounts of natural gas at a fixed price ending in February 2008.

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

Subsequent to the initial filing of the Company’s Quarterly Report on Form 10-Q, errors were identified during the fiscal 2008 year end audit relating to the first three fiscal quarters of 2008. The Company determined it would restate its interim financial statements for the first three fiscal quarters of 2008. Due to this restatement, management has reassessed the Company’s disclosure controls and procedures and has concluded that they were not effective as of August 31, 2007 due to the material weakness described below.

Management identified a material weakness in our internal control over financial reporting as part of its fiscal 2008 financial close process and disclosed this material weakness in the Company’s 2008 Annual Report on Form 10-K filed on May 29, 2008. This material weakness related to an insufficient number of qualified accounting professionals to effectively analyze, review and monitor accounting for transactions that are significant or non-routine. . Therefore, our monitoring procedures were not operating in a fully effective manner. We now believe that this material weakness existed throughout fiscal 2008 and resulted in the errors described above in our interim financial statements.

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

The Company completed the implementation of the ERP system at the final two domestic manufacturing locations in the second fiscal quarter. The one common ERP system has helped to standardize, simplify, automate and improve key financial reporting processes and internal controls over financial reporting. As a result of improved processes utilizing the one standard ERP system and the experience of new finance leadership personnel hired to execute the long term strategy, the Company identified certain immaterial financial statement errors relating to the prior periods, mainly from the first fiscal quarter of 2008. These errors related primarily to inventory costing and the related cost of sales. While the actual errors identified were not material to the Company’s interim financial statements for the current or prior periods, the associated breakdowns in internal controls represented a material weakness at that time. The breakdown in internal controls was primarily related to an insufficient number of qualified accounting professionals to effectively analyze, review and monitor accounting for transactions that are significant or non-routine. Due to the lack of qualified accounting professionals, we did not have the appropriate level of experience to deal with some of the detailed closing procedures required under the new ERP system mentioned above. Some employees were not familiar with the reports generated by the new ERP system such that they were misused in compiling and reconciling financial data for the period end reporting process and there was a lack of review and oversight of the related account analyses used during the period end reporting process. These errors have now been corrected as a result of the restatement of our results for each of the quarters in fiscal 2008.

During the second fiscal quarter of 2008, the Company made improvements to its monitoring controls by providing additional training and management review through an increased level of active oversight to the financial closing processes at the individual manufacturing locations. As a result of these improvements, in the initial filing of the Company’s Quarterly Report on Form 10-Q management stated that we believed the aforementioned material weakness in internal controls over financial reporting had been remediated. As a result of restatement of our interim financial statements, we have subsequently concluded that the material weakness continued to exist and had not been remediated as of August 31, 2007. During the quarter ended August 31, 2007, except for the material weakness described above and the implementation of the ERP system described herein, there were no other changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

On July 24, 2007 the Company signed an amendment to its existing line of credit under the Amended and Restated Loan and Security Agreement dated as of April 30, 2004 among the Company and LaSalle Bank National Association, The Northern Trust Company and LaSalle Bank National Association, as Agent (the “Credit Agreement”). The amendment extended the expiration date of the Credit

Agreement to April 11, 2008. No other changes were made to the Credit Agreement. A copy of the amendment to the Credit Agreement is attached as Exhibit 10.1 to this Form 10-Q/A and is incorporated herein by reference.

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