Form 10-Q/A
period 2007-11-30
MATERIAL SCIENCES CORP
filed 2008-07-02
CIK 755003

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

EXPLANATORY NOTE

The primary purpose of this Amendment No. 1 on Form 10-Q/A is to restate the condensed consolidated financial statements for the fiscal quarter ended November 30, 2007, presented in our Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission (“SEC”) on January 9, 2008 (the “Original Filing”).

As previously reported, subsequent to the issuance of our interim financial statements on Form 10-Q for the third quarter ended November 30, 2007, management discovered financial statement errors that related to the interim period ended November 30, that caused an understatement of the previously reported net income for the third quarter ended November 30, 2007, by $454,000 ($949,000 before the effect of income taxes), or $0.03 per common share. For the nine-month period ended November 30, 2007, the previously reported net loss was overstated by $780,000 ($1,143,000 before the effect of income taxes). These errors primarily related to errors in the accounting for inventory costing and accounts payable transactions, errors in the accounting for certain previously unrecorded investment assets and errors in the accounting for foreign currency transactions. As a result of these errors, Total Other Income for the third quarter was understated by $949,000 related to previously unrecorded dividend income from the investment assets and for the effect of the foreign currency transaction gain on the intercompany debt with our German subsidiary. Cost of sales for the nine months ended November 30, 2007 was understated by $462,000 related to the inventory and accounts payable errors, and Total Other Income for the nine months ended November 30, 2007 was understated by $1,605,000 related to previously unrecorded dividend income from the investment assets for the effect of the foreign currency transaction gain on the intercompany debt with our German subsidiary. See Note 20 to the Notes to the Condensed Consolidated Interim Financial Statements for more details on these errors and the related financial statement effect.

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

MATERIAL SCIENCES CORPORATION

FORM 10-Q/A

For the Quarter Ended November 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share data)	As Restated (See Note 20) 2007	2006	As Restated (See Note 20) 2007	2006
Net Sales	$65,074	$60,653	$181,905	$203,730
Cost of Sales	56,054	53,170	158,738	169,855

Gross Profit	9,020	7,483	23,167	33,875
Selling, General and Administrative Expenses	8,361	8,547	27,277	25,745
Restructuring Expenses	—	—	—	592

Income (Loss) from Operations	659	(1,064)	(4,110)	7,538

Other (Income) and Expense:
Interest (Income) Expense, Net	(117)	(115)	(307)	(509)
Equity in Results of Joint Venture	(132)	(37)	(257)	(93)
Other, Net	(995)	(36)	(1,728)	(99)

Total Other Income, Net	(1,244)	(188)	(2,292)	(701)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	1,903	(876)	(1,818)	8,239
Provision (Benefit) for Income Taxes	766	(699)	(732)	3,442

Income (Loss) from Continuing Operations	1,137	(177)	(1,086)	4,797

Net Income (Loss)	$1,137	$(177)	$(1,086)	$4,797

Basic Net Income (Loss) Per Share	$0.08	$(0.01)	$(0.08)	$0.33

Diluted Net Income (Loss) Per Share	$0.08	$(0.01)	$(0.08)	$0.33

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	14,251	14,525	14,419	14,641
Dilutive Shares	—	—	—	26

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	14,251	14,525	14,419	14,667

Outstanding Common Stock Options Having No Dilutive Effect	170	227	170	227

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	As Restated (See Note 20) November 30, 2007	February 28, 2007
Assets:
Current Assets:
Cash and Cash Equivalents	$3,921	$11,667
Short Term Investment	7,187	953
Receivables, Less Reserves of $3,558 and $4,020, Respectively	37,610	48,121
Income Taxes Receivable	3,082	1,665
Prepaid Expenses	1,160	1,168
Inventories	42,778	42,269
Deferred Income Taxes	4,524	2,204
Assets Held For Sale	3,921	—
Other Assets	213	198

Total Current Assets	104,396	108,245

Property, Plant and Equipment	211,550	245,570
Accumulated Depreciation and Amortization	(143,855)	(170,666)

Net Property, Plant and Equipment	67,695	74,904

Other Assets:
Investment in Joint Venture	3,059	2,363
Goodwill	1,319	1,319
Deferred Income Taxes	1,842	1,415
Other	228	192

Total Other Assets	6,448	5,289

Total Assets	$178,539	$188,438

Liabilities:
Current Liabilities:
Accounts Payable	$31,682	$39,093
Accrued Payroll Related Expenses	4,738	5,414
Accrued Expenses	10,777	7,468
Current Liabilities of Discontinued Operation—Pinole Point Steel	45	66

Total Current Liabilities	47,242	52,041

Long-Term Liabilities:
Other	8,278	9,191

Total Long-Term Liabilities	8,278	9,191

Commitments and Contingencies

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	381
Additional Paid-In Capital	79,399	79,171
Treasury Stock at Cost	(52,055)	(48,757)
Retained Earnings	93,648	94,828
Accumulated Other Comprehensive Income	1,646	1,583

Total Shareowners’ Equity	123,019	127,206

Total Liabilities and Shareowners’ Equity	$178,539	$188,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Nine Months Ended November 30,
(In thousands)	As Restated (See Note 20) 2007	2006
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(1,086)	$4,797
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	8,759	8,040
Provision for Deferred Income Taxes	(556)	485
Compensatory Effect of Stock Plans	88	202
Loss on Disposal of Asset	33	50
Foreign Currency Transaction Gain	(1,532)	—
Other, Net	(257)	(93)
Changes in Assets and Liabilities:
Receivables	10,802	(3,705)
Income Taxes Receivable	(1,704)	860
Prepaid Expenses	18	(653)
Inventories	(235)	(15,360)
Accounts Payable	(7,640)	14,085
Accrued Expenses	418	(196)
Other, Net	(927)	(337)

Net Cash Provided by Continuing Operations	6,181	8,175
Net Cash Provided by (Used in) Discontinued Operations	(21)	(614)

Net Cash Provided by Operating Activities	6,160	7,561

Investing Activities:
Capital Expenditures	(4,804)	(10,579)
Acquisition, Net of Cash Acquired	—	—
Proceeds from Sale of Asset	—	—
Investment in Joint Ventures	—	—
Proceeds from Sale of Marketable Securities	—	—
Proceeds from Restricted Cash and Cancellation of Letters of Credit	—	—
Purchases of Short-term investment	(66,325)
Proceeds from Short-term investment sold	60,325
Other	—	—

Net Cash Used in Investing Activities	(10,804)	(10,579)

Financing Activities:
Payments of Long-Term Debt	—	—
Proceeds Under Line of Credit	—	—
Purchases of Treasury Stock	(3,298)	(2,229)
Issuance of Common Stock	140	317

Net Cash Used in Financing Activities	(3,158)	(1,912)

Effect of Exchange Rate Changes on Cash	56	(21)
Net Decrease in Cash	(7,746)	(4,951)
Cash and Cash Equivalents at Beginning of Period	11,667	13,600

Cash and Cash Equivalents at End of Period	$3,921	$8,649

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$564	$(892)
Supplemental Cash Flow Disclosures:
Interest Paid	$113	$99
Income Taxes Paid (Refunded), net	1,104	2,107

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

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to time on the open market, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. This authorization is in addition to the 419,597 shares remaining to be purchased under the February 2006 authorization. The Company had not repurchased any shares under this new authorization as of January 9, 2008.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2007	4,415,648	$48,757	$11.04
Repurchases During the Nine Months Ended November 30, 2007	353,403	3,298	9.33

Treasury Stock as of November 30, 2007	4,769,051	$52,055	$10.92

(5)	Short-Term Investments

The company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). The Company’s short-term investments consist of available for sale securities. These available for sale securities consist of auction rate securities which are invested in highly rated Nuveen Closed-End funds and are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven days. These auction rate securities do not have any maturity dates. Despite the long term nature of their stated contractual maturities, the Company generally has the ability to liquidate these securities in seven days. Management’s intent is to hold these securities as liquid assets convertible to cash for applicable operational needs as they may arise. As of November 30, 2007 and February 28, 2007 the Company held short–term investments of $6.0 million and nil, respectively, which are auction rate securities. All income generated from these auction rate securities is classified as dividend income included in Other, Net on the Statement of Operations.

Short term investments also consist of shares in Manulife Financial Corporation (“Manulife”). The Company owns 28,404 shares of Manulife as of November 30, 2007 and February 28, 2007. These shares are treated as available for sale equity securities under SFAS No. 115. The shares were received in connection with the demutualization of Manulife in 2000. The Company’s cost basis in this investment is $0.2 million. The fair value of these securities was $1.1 million and $1.0 million at November 30, 2007 and February 28, 2007, respectively. The cumulative unrealized gain recorded in Accumulated

Other Comprehensive Income was $0.5 million as of November 30, 2007 and $0.4 million as of February 28, 2007, net of income taxes of $0.3 million and $0.3 million, respectively. All income generated from these short-term investments is classified as other income.

(6)	Comprehensive Income (Loss) (in thousands).

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Net Income (Loss)	$1,137	$(177)	$(1,086)	$4,797
Other Comprehensive Income (Loss):
Gain (Loss) on Marketable Securities, Net of provision for income taxes of $33, $0, $91 and $0, Respectively	51		143
Pension/Postretirement SFAS 158 Adjustments, Net of Provision for Income Taxes of $17, $0, $41 and $0, Respectively	27	—	64	—
Foreign Currency Translation Adjustments	(69)	205	(144)	568

Comprehensive Income (Loss)	$1,146	$28	$(1,023)	$5,365

(7)	Indebtedness. The Company has a $30.0 million committed line of credit (“Line”) that had been scheduled to expire on October 11, 2007. On July 24, 2007, the Company signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. There were no borrowings outstanding under the Line as of November 30, 2007 or February 28, 2007. Borrowing capacity reserved for the Company’s outstanding letters of credit was $1.9 million, and the amount remaining available to be reserved for borrowing was $28.1 million as of November 30, 2007. At the Company’s option, interest is at the bank’s prime rate (7.5% as of November 30, 2007 and 8.25% as of February 28, 2007) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio of 3.0 to 1.0; and minimum net worth of $80.0 million plus 50% of positive consolidated net income ending on or after May 31, 2004, or $88.2 million on November 30, 2007. As of November 30, 2007, the Company was in compliance with all debt covenants. Under the Line, there are restrictions on the Company’s use of its cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The Line is secured by specific personal property (including receivables, inventory and property, plant and equipment) of the Company.

(8)	Inventory. Inventories consist of the following (in thousands):

	November 30, 2007	February 28, 2007
Raw Materials	$17,466	$17,991
Finished Goods	25,312	24,278

Total Inventories	$42,778	$42,269

(9)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three and nine months ended November 30, 2007 and 2006.

	% of Consolidated Net Sales for the Three Months Ended November 30,		% of Consolidated Net Sales for the Nine Months Ended November 30,
Customer	2007	2006	2007	2006
Ford	25%	17%	26%	18%
General Motors	14%	17%	14%	14%
DaimlerChrysler	12%	11%	11%	13%
Mitsui Steel	10%	12%	11%	10%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of November 30, 2007 and February 28, 2007.

	% of Consolidated Gross Accounts Receivable
Customer	November 30,2007	February 28,2007
Ford	22%	45%
General Motors	17%	11%
DaimlerChrysler	13%	10%
Mitsui Steel	6%	1%

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

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The gross amount of interest accrued as of March 1, 2007 was $0.2 million. No penalties were accrued as of March 1, 2007. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2007, was $24,000 and $69,000 respectively.

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

MSC’s effective income tax provision (benefit) rate for continuing operations was a provision of 40.3% and a benefit of 40.3% for the three and nine months ended November 30, 2007, respectively, compared to a benefit of 79.8% and a provision of 41.8% in the same periods last year. The prior year effective tax rate included the impact of the Company’s review of deferred tax balances and the audit of fiscal years 2002 and 2003 by the Internal Revenue Service, resulting in adjustments of $0.3 million and $56,000, respectively. The current year effective tax rate includes the effect of the research and development tax credit in the amount of $0.3 million.

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

	Pension Benefits		Other Benefits
(in 000’s)	Three Months Ended November 30,
	2007	2006	2007	2006
Service Cost	$—	$—	$26	$23
Interest Cost	200	202	34	35
Expected Return on Plan Assets	(155)	(152)	(2)	(1)
Amortization of Net Loss	43	48	5	9
Amortization of Prior Service Cost	—	13	—	—

Total Net Periodic Benefit Cost	$88	$111	$63	$66

	Pension Benefits		Other Benefits
(in 000’s)	Nine Months Ended November 30,
	2007	2006	2007	2006
Service Cost	$—	$35	$78	$68
Interest Cost	608	606	101	105
Expected Return on Plan Assets	(470)	(455)	(4)	(3)
Amortization of Net Loss	138	143	15	28
Amortization of Prior Service Cost	24	50	—	—
Curtailment Charges	—	215	—	—

Total Net Periodic Benefit Cost	$300	$594	$190	$198

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

The Company recorded $19,000 and $54,000 of compensation expense, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the three and nine months ended November 30, 2007 for stock options that were granted in June 2006. The Company recorded $54,000 and $123,000 of compensation expense net of applicable taxes, under SFAS 123 (R) in the three and nine months ended November 30, 2006, respectively.

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

Stock Option Activity

The Company granted 150,000 stock options during the quarter ended August 31, 2006. The Black-Scholes weighted average value per option granted was $2.73. As previously noted, the Company recorded compensation expense related to this grant of $19,000 and $54,000 net of related taxes, during the three and nine months ended November 30, 2007. There were no options granted, and 11,375 options were forfeited, during the first nine months of fiscal 2008. As of November 30, 2007, there was $0.2 million of total unrecognized pretax compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending May 31, 2009.

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

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its results of operations, financial position or cash flows.

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

(19)	Assets Held for Sale. The Company closed its coil coating facility in Middletown, Ohio in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. Management has been considering various options regarding the disposition of this facility and related equipment including restarting production, selling, leasing, or re-opening in a new location. During the quarter ended November 30, 2007, management committed to a plan to sell this facility and related equipment. The Company has initiated an active plan to sell these assets as soon as practical. An impairment charge of $0.1 million has been recorded in Sales, General and Administrative Expenses to reduce the carrying value of these assets to their fair value less cost to sell of $3.9 million as of November 30, 2007.

20)	Restatement. Subsequent to the issuance of our interim financial statements on Form 10-Q for the third quarter ended November 30, 2007, management discovered financial statement errors that caused an understatement of the previously recorded net income for the third quarter ended November 30, 2007 by $454,000 ($949,000 before the effect of income taxes), or $0.03 per common share. For the nine-month period ended November 30, 2007, the previously reported net loss was overstated by $780,000 ($1,143,000 before the effect of income taxes) as a result of these errors. These errors have been corrected in the interim financial statements included in this Form 10-Q/A. The errors primarily related to the following:

•

Errors in the accounting for the foreign currency effects on intercompany debt. The debt was previously considered a permanent investment. As a result, the foreign currency effect of this United States Dollar Denominated debt was recorded as a component of Other Comprehensive Income. Due to the fact that repayments were made during fiscal 2008, the intercompany debt could no longer be considered permanent and the foreign currency effect from the date of repayment should have been recorded as Other Income in the Statement of Operations. The effect of this error resulted in an increase in foreign currency transaction gain of $0.9 million for the third quarter ended November 30, 2007 and $1.5 million for the nine-month period ended November 30, 2007.

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

•

In addition to the above errors, we corrected certain other immaterial errors related to inventory and accounts payable that were previously recorded in the first quarter of fiscal 2008 that related to prior years. These errors had the effect of increasing cost of sales by $0.5 million for the nine-month period ended November 30, 2007.

The following tables reflect the effect of the restatement:

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share data)	As Previously Reported 2007	As Restated 2007	As Previously Reported 2007	As Restated 2007
Cost of Sales			$158,276	$158,738
Gross Profit			23,629	23,167
Income (Loss) from Operations			(3,648)	(4,110)
Other (Income) and Expense:
Other, Net	$(46)	$(995)	(123)	(1,728)
Total Other Income, Net	(295)	(1,244)	(687)	(2,292)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	954	1,244	(2,961)	(1,818)
Provision (Benefit) for Income Taxes	271	766	(1,095)	(732)
Income (Loss) from Continuing Operations	683	1,137	(1,866)	(1,086)
Net Income (Loss)	683	1,137	(1,866)	(1,086)
Basic Net Income (Loss) Per Share	0.05	0.08	(0.13)	(0.08)
Diluted Net Income (Loss) Per Share	0.05	0.08	(0.13)	(0.08)

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

	November 30,
(In thousands)	As Previously Reported 2007	As Restated 2007
Assets:
Current Assets:
Short Term Investment	$6,000	$7,187
Inventories	42,778	42,778
Other Assets	—	213
Total Current Assets	102,996	104,396
Other Assets:
Deferred Income Taxes	2,080	1,842
Total Other Assets	6,686	6,448
Total Assets	177,377	178,539
Current Liabilities:
Accounts Payable	31,455	31,682
Accrued Expenses	10,060	10,777
Total Current Liabilities	46,298	47,242
Retained Earnings	92,296	93,648
Accumulated Other Comprehensive Income	2,780	1,646
Total Shareowners’ Equity	122,801	123,019
Total Liabilities and Shareowners’ Equity	177,377	178,539

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Nine Months Ended November 30,
(In thousands)	As Previously Reported 2007	As Restated 2007
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(1,866)	$(1,086)
Foreign Currency Transaction Gain	0	(1,532)
Inventories	(330)	(235)
Accounts Payable	(8,025)	(7,640)
Accrued Expenses	55	418
Other, Net	(836)	(927)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. This authorization is in addition to the 419,597 shares remaining to be purchased under the February 2006 authorization. The Company had not repurchased any shares under this authorization as of January 9, 2008,

Results of Operations

A summary of our consolidated financial performance is as follows:

($ in 000’s)	Three Months Ended November 30,			Nine Months Ended November 30,
	2007	2006	% Fav(Unfav) Variance	2007	2006	% Fav(Unfav) Variance
Net Sales	$65,074	$60,653	7.3%	$181,905	$203,730	(10.7)%

Gross Profit	$9,020	$7,483	20.5%	$23,167	$33,875	(31.6)%
% of Net Sales	13.9%	12.3%		12.7%	16.6%

Selling, General and Administrative	$8,361	$8,547	2.2%	$27,277	$25,745	(6.0)%
% of Net Sales	12.8%	14.1%		15.0%	12.6%

Sales

($ in 000’s)	Net Sales for the Three Months Ended November 30,
Application	2007	2006	$ Variance	% Variance
Acoustical	$32,008	$29,861	$2,147	7.2%
Coated	33,066	30,792	2,274	7.4%

Total	$65,074	$60,653	$4,421	7.3%

($ in 000’s)	Net Sales for the Nine Months Ended November 30,
Application	2007	2006	$ Variance	% Variance
Acoustical	$89,254	$100,907	$(11,653)	(11.5)%
Coated	92,651	102,823	(10,172)	(9.9)%

Total	$181,905	$203,730	$(21,825)	(10.7)%

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

Sales of coated materials, which are primarily in the automotive and building industries, of $33.1 million and $92.7 million for the three and nine months ended November 30, 2007, respectively, increased 7.4% and decreased 9.8%, respectively, from $30.8 million and $102.8 million in the same periods last year. Gas tank sales for the three months ended November 30, 2007 increased 28.4%, from $8.8 million to $11.3 million compared with the same period last year due to the addition of a new program at one of our customers and a one-time sales opportunity to fill a customer shortage, and increased 5.1% from $31.3 million to $32.9 million for the nine months ended November 30, 2007 compared with the same period last year. Sales of appliance products increased 2.9% from $7.0 million to $7.2 million for the three months ended November 30, 2007 due to the additional program of a customer and decreased 6.8% from $23.5 million to $21.9 million for the nine months ended November 30, 2007, compared with the same respective periods last year. Sales of building products for the three and nine months ended November 30, 2007 increased 6.6% and decreased 8.4%, respectively, from $7.6 million to $8.1 million, and from $20.3 million to $18.6 million, respectively, compared with the three and nine months ending November 30, 2006, as the quarter benefited from a customer’s new service center opening, even while the overall weakness in the United States housing market continues to negatively impact our sales for the year.

Gross Profit

Our gross profit for the three and nine months ended November 30, 2007 was $9.0 million, 13.9% of net sales, and $23.2 million, 12.7% of net sales, respectively, compared with $7.5 million, 12.3% of net sales, and $33.9 million, 16.6% of net sales, in the same periods of fiscal 2007. The $1.5 million increase in gross profit in the third quarter of fiscal 2008 was primarily due to a $4.4 million increase in sales volume from the prior year quarter. Gross profit increased over the comparable prior year quarter by $1.2 million due to increases in product sales, a $0.7 million increase in scrap sales, and $0.2 million in fees from an operating agreement with Hae Won with respect to operations in South Korea, partially offset by $0.6 million increase in costs related to quality issues. The $10.3 million decrease in gross profit for the nine months ended November 30, 2007 was primarily due to a $21.8 million decrease in sales volume from the prior year. Gross profit for the nine month period decreased from the prior year by $9.6 million due to decreases in product sales, $0.4 million due to decreased scrap sales, $1.0 million increased fixed overhead costs related to increased health costs and depreciation, partially offset by $0.2 million in fees from an operating agreement with Hae Won and $0.5 million due to the net impact of certain other factors.

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

Total other income, net for the three and nine months ended November 30, 2007 was $1.2 million and $2.3 million, respectively, compared with $0.2 million and $0.7 million in the same periods of fiscal 2007. The increase in the three month period is primarily due to higher income recorded related to the Tekno joint venture and a foreign currency transaction gain, and the nine month period is higher mainly due to a foreign currency transaction gain.

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

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The gross amount of interest accrued as of March 1, 2007 was $0.2 million. No penalties were accrued as of March 1, 2007. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2007, was $24,000 and $69,000, respectively.

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

MSC’s effective income tax provision (benefit) rate for continuing operations was a provision of 40.3% and a benefit of 40.3% for the three and nine months ended November 30, 2007, respectively, compared to a benefit of 79.8% and a provision of 41.8% in the same periods last year. The prior year effective tax rate included the impact of the Company’s review of deferred tax balances and the audit of fiscal years 2002 and 2003 by the Internal Revenue Service. The current year effective tax rate includes the effect of the research and development tax credit. The Company reversed a portion of the German valuation allowance in the first, second and third quarters of fiscal 2008 as a result of income generated by its German subsidiary. This income allowed the Company to utilize a portion of its German net operating losses in the first, second and third quarters of fiscal 2008.

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

We have a $30.0 million committed line of credit (“Line”) that had been scheduled to expire on October 11, 2007. On July 24, 2007, we signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. There were no borrowings outstanding under the Line as of November 30, 2007. Borrowing capacity reserved for outstanding letters of credit was $1.9 million, and the amount remaining available to be reserved for borrowing was $28.1 million as of November 30, 2007. At our option, interest is at the bank’s prime rate (7.5% as of November 30, 2007 and 8.25% as of February 28, 2007) or at LIBOR plus a margin based on the ratio of funded debt to EBITDA (as defined in the agreement). The financial covenants include a fixed charge coverage ratio of not less than 1.25 to 1.0; a maximum leverage ratio 3.0 to 1.0; and minimum net worth of $80.0 million plus 50% of positive consolidated net income ending on or after May 31, 2004, or $88.2 million on November 30, 2007. As of November 30, 2007, we were in compliance with all debt covenants. There are restrictions under the Line on our use of cash and cash equivalents related to repurchase of stock, dividends and acquisitions. The Line is secured by specific personal property, including receivables, inventory and property, plant and equipment.

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

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions, existing financial covenants associated with the Company’s credit facility and other factors, generally funded with internally generated cash. This authorization is in addition to the 419,597 shares remaining to be purchased under the February 2006 authorization. The Company had not repurchased any shares under this new authorization as of the date of filing of this Form 10-Q/A.

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

Contractual Obligations

The only significant change to the contractual obligations table presented in our Form 10-K was that we made commitments in September 2007 for additional purchases of $3.3 million of certain raw materials ratably over a 22-month period ending in June 2009, reflected unrecognized tax benefits of $3.3 million due to the adoption of FIN 48, as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements and signed an agreement in July 2007 to purchase certain amounts of natural gas at a fixed price ending in February 2008.

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

As of the end of the period covered by this report, an evaluation was performed in connection with the initial filing of the Company’s Quarterly Report on form 10-Q under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report

Subsequent to the initial filing of the Company’s Quarterly Report on Form 10-Q, errors were identified during the fiscal 2008 year end audit relating to the first three fiscal quarters of 2008. The Company determined it would restate its interim financial statements for the first three fiscal quarters of 2008. Due to this restatement, management has reassessed the Company’s disclosure controls and procedures and has concluded that they were not effective as of November 30, 2007 due to the material weakness described below.

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

The Company completed the implementation of the ERP system for certain Corporate functions in the third fiscal quarter; this completes the implementation of the common ERP system for all domestic locations. The one common ERP system continues to help the Company to standardize, simplify, automate and improve key financial reporting processes and internal controls over financial reporting. During the third fiscal quarter of 2008, the Company continued to make improvements to its monitoring controls by providing training and management review through a detailed level of active oversight to the financial closing process. During the quarter ended November 30, 2007, except for the material weakness described above and the implementation of the ERP system described herein, there were no other changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There were no significant changes to the risk factors listed in the Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table shows the repurchases of common stock made by the Company during the third fiscal quarter ended November 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
September 1–30, 2007	—	—	—	518,306
October 1–31, 2007	98,709	$9.57	98,709	419,597
November 1–30, 2007	—		—	419,597

Total	98,709	$9.57	98,709	419,597

(1)	These shares were purchased pursuant to an open market stock repurchase program for up to an aggregate amount of one million shares of common stock, which was previously announced on February 8, 2006 and which has no set termination date. On July 12, 2007 the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act for the purchase of shares having an aggregate dollar value of $1.0 million, as part of the existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares, excluding brokers’ commissions and transaction fees, had been purchased.

Item 5.	Stock Repurchase Authorization

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
James M. Froisland
Senior Vice President, Chief
Financial Officer, Chief Information
Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q/A

For the Quarter Ended November 30, 2007

Index to Exhibits

Exhibit Number	Description of Exhibit
3.2	By-laws, as amended

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer