Form 10-Q
period 2008-05-31
MATERIAL SCIENCES CORP
filed 2008-07-10
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, there were 13,763,566 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands, except per share data)	2008	2007
Net Sales	$57,165	$60,665
Cost of Sales	50,364	51,944

Gross Profit	6,801	8,721
Selling, General and Administrative Expenses	10,354	10,288

Loss from Operations	(3,553)	(1,567)

Other Income, Net :
Interest Income, Net	(74)	(82)
Equity in Results of Joint Venture	(81)	(56)
Other, Net	(490)	(517)

Total Other Income, Net	(645)	(655)

Loss from Operations Before Benefit for Income Taxes	(2,908)	(912)
Benefit for Income Taxes	(1,336)	(367)

Net Loss	$(1,572)	$(545)

Basic Net Loss Per Share	$(0.11)	$(0.04)

Diluted Net Loss Per Share	$(0.11)	$(0.04)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Loss Per Share	13,856	14,531
Dilutive Shares	—	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,856	14,531

Outstanding Common Stock Options Having No Dilutive Effect	372	199

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	May 31, 2008	February 28, 2008
Assets:
Current Assets:
Cash and Cash Equivalents	$10,801	$7,913
Short Term Investments	4,132	6,933
Receivables, Less Reserves of $2,822 and $3,708, Respectively	29,723	28,547
Income Taxes Receivable	3,013	3,316
Prepaid Expenses	1,747	744
Inventories	29,579	31,811
Deferred Income Taxes	3,287	3,754
Assets Held for Sale	3,882	3,882
Other Assets	175	180

Total Current Assets	86,339	87,080

Property, Plant and Equipment	215,250	213,842
Accumulated Depreciation, Amortization and Accretion	(149,273)	(146,541)

Net Property, Plant and Equipment	65,977	67,301

Other Assets:
Investment in Joint Venture	3,308	3,094
Deferred Income Taxes	8,730	6,608
Other	345	232

Total Other Assets	12,383	9,934

Total Assets	$164,699	$164,315

Liabilities:
Current Liabilities:
Accounts Payable	$26,645	$22,513
Accrued Payroll Related Expenses	4,445	4,691
Accrued Expenses	7,575	7,403

Total Current Liabilities	38,665	34,607

Long-Term Liabilities:
Pension and Postretirement Liabilities	9,348	9,628
Other	5,722	4,948

Total Long-Term Liabilities	15,070	14,576

Commitments and Contingencies
Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	381
Additional Paid-In Capital	79,582	79,491
Treasury Stock at Cost	(55,684)	(52,978)
Retained Earnings	86,700	88,272
Accumulated Other Comprehensive Income	(15)	(34)

Total Shareowners’ Equity	110,964	115,132

Total Liabilities and Shareowners’ Equity	$164,699	$164,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	2008	2007
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(1,572)	$(545)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation, Amortization and Accretion	2,680	2,911
Provision for Deferred Income Taxes	(1,705)	—
Compensatory Effect of Stock Plans	91	34
Foreign Currency Transaction Gain	(354)	(413)
Other, Net	(81)	(25)
Changes in Assets and Liabilities:
Receivables	(1,116)	16,718
Income Taxes Receivable	303	(474)
Prepaid Expenses	(1,001)	(647)
Inventories	2,295	(5,901)
Accounts Payable	4,540	(9,369)
Accrued Expenses	(112)	(460)
Other, Net	479	(398)

Net Cash Provided by Continuing Operations	4,447	1,431
Net Cash Provided by Discontinued Operations	—	15

Net Cash Provided by Operating Activities	4,447	1,446

Investing Activities:
Capital Expenditures	(1,639)	(1,763)
Proceeds from Sale of Marketable Securities	2,800	—

Net Cash Provided by (Used in) Investing Activities	1,161	(1,763)

Financing Activities:
Purchases of Treasury Stock	(2,706)	(278)

Net Cash Used in Financing Activities	(2,706)	(278)

Effect of Exchange Rate Changes on Cash	(14)	11
Net Increase (Decrease) in Cash	2,888	(584)
Cash and Cash Equivalents at Beginning of Period	7,913	11,667

Cash and Cash Equivalents at End of Period	$10,801	$11,083

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$461	$404
Supplemental Cash Flow Disclosures:
Interest Paid	$26	$61
Income Taxes Paid	8	319

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The data as of May 31, 2008 and for the three months ended May 31, 2008 and 2007 has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company”, “we”, “our”, “us” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2008 for the fiscal year ended February 29, 2008.

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $81,000 for the three months ended May 31, 2008, compared with $56,000 for the same period in 2007.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,039,817 Shares Issued and 13,773,766 Shares Outstanding as of May 31, 2008 and 19,039,817 Shares Issued and 14,137,566 Shares Outstanding as of February 29, 2008.

(4)	Treasury Stock. In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares were repurchased from time-to-time on the open market, and such repurchases were generally funded with internally generated cash. During the fiscal year ended February 28, 2007, the Company repurchased 227,000 shares of common stock on the open market at a total cost of $2.2 million. In Fiscal 2008, the Company repurchased 486,603 shares on the open market at a total cost of $4.2 million. On July 12, 2007 the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares permitted to be purchased pursuant to the 10b5-1 plan had been purchased. The Company repurchased 363,800 shares on the open market during the first quarter of fiscal 2009 ended May 31, 2008 at a total cost of $2.7 million. Of the one million share repurchase authorized in February 2006, all shares had been repurchased as of April 2008 at a total cost of $8.6 million.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. This authorization was in addition to the shares that were remaining to be purchased under the February 2006 authorization. The Company repurchased 286,397 shares in the first quarter of fiscal 2009 to complete the one million shares authorized under the February 2006 authorization. The Company had repurchased 77,403 shares under the January 2008 authorization as of May 31, 2008.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 29, 2008	4,902,251	$52,978	$10.81
Repurchases During the Three Months Ended May 31, 2008	363,800	2,706	7.44

Treasury Stock as of May 31, 2008	5,266,051	$55,684	$10.57

(5)	Short-Term Investments. The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2007, the Company invested $6.0 million in Auction-Rate Preferred Shares (“ARS”) from three different closed-end Nuveen funds. These investments are in the preferred shares of large diversified, highly-rated closed-end funds whose common shares are actively traded. The total value of assets of these funds is between two and three times the total value of the outstanding preferred shares in which we are invested. From September 2007 to mid-February 2008, the fund auctions occurred on a weekly basis and the Company exercised its right to either sell the shares at auction, or hold the shares and accept the new rate established by the auction. In mid-February 2008, the auctions started to fail as a result of the supply significantly exceeding demand for these investments, given the conditions in the overall economy and credit markets. The shares bear a higher rate of interest when auctions fail. The rate is equal to 150% of current AA commercial paper rates. Because of the shares having a preference over common shares and of the highly rated and diversified underlying assets, the Company believes that it will be able to liquidate these investments at par by the end of the fiscal year. The fund managers have announced and commenced providing substantial redemption to certain funds in which we are invested. We liquidated $0.4 million in April 2008 at par value, $2.4 million more in May 2008 at par value and $0.5 million in June 2008 at par value. The Company has evaluated these assets for potential impairment related to the lack of liquidity and recorded a temporary impairment for $0.1 million in the fourth quarter of fiscal 2008 with a charge to Other Comprehensive Income and a reduction in the carrying value of $0.1 million for funds we expect to be redeemed later. There has been no change in the fair value of these securities as of May 31, 2008. Although we cannot be certain of a return of liquidity to these markets, we expect that these investments will be fully liquidated by the end of fiscal 2009, and they are therefore classified as short-term investments on our condensed consolidated balance sheet (unaudited).

The Company owns 28,404 shares of Manulife Financial Corporation. These shares are treated as available-for-sale equity securities. The Company’s cost basis in this investment is $0.2 million. The fair value of these securities was $1.1 million as of May 31, 2008 and February 29, 2008.

As of May 31, 2008 and February 29, 2008 the Company held short–term investments of $4.1 million and $6.9 million, respectively, which are auction rate preferred shares and shares of Manulife Financial Corporation stock. All income generated from these short-term investments is classified as other income.

(6)	Fair Value Measurements. On March 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for our financial assets and liabilities. This statement provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, which for the first quarter of fiscal 2009 is May 31, 2008.

The fair-value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities-such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data;

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The following table summarizes the financial assets measured at fair value on a recurring basis as of the measurement date, May 31, 2008, and the basis for that measurement, by level within the fair value hierarchy:

(in thousands)	Balance as of May 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Equity Securities	$4,132	$1,098	$3,034	—

(7)	Comprehensive Loss

(in thousands)

	Three Months Ended May 31,
	2008	2007
Net Loss	$(1,572)	$(545)
Other Comprehensive Income (Loss):
Gain (Loss) on Marketable Securities, Net of Tax of $0 and $42, Respectively	(1)	66
Pension/Postretirement SFAS 158 Adjustments, Net of Benefit for Income Taxes of $44, and $0, Respectively	70	1
Foreign Currency Translation Adjustments	(50)	(175)

Comprehensive Loss	$(1,553)	$(653)

(8)	Indebtedness. The Company had a $30.0 million committed line of credit (“Line”) that had been scheduled to expire on October 11, 2007. On July 24, 2007, the Company signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. There were no borrowings outstanding under the Line as of April 11, 2008 or February 29, 2008. On May 12, 2008, the Company secured a new 36 month $15.0 million credit line (“New Line”) with JPMorgan Chase Bank, N.A. Interest on the New Line is at the prime rate or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit; and a 0.25% fee on the annual unused credit line. The New Line is secured by a borrowing base of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property. The New Line contains no financial statement covenants. There were no borrowings outstanding under the New Line as of May 31, 2008.

(9)	Inventory. Inventories consist of the following:

(in thousands)

	May 31, 2008	February 29, 2008
Raw Materials	$8,511	$13,177
Finished Goods	21,068	18,634

Total Inventories	$29,579	$31,811

(10)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three months ended May 31, 2008 and 2007.

	% of Consolidated Net Sales for the Three Months Ended May 31,
Customer	2008	2007
Ford	17%	26%
Chrysler	14%	12%
General Motors	11%	14%
Steel Technologies (formerly Mitsui Steel)	8%	11%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of May 31, 2008 and February 29, 2008.

	% of Consolidated Gross Accounts Receivable
Customer	May 31, 2008	February 29, 2008
Chrysler	17%	13%
Ford	15%	19%
General Motors	12%	12%
Steel Technologies (formerly Mitsui Steel)	5%	6%

MSC’s domestic and foreign net sales are presented in the table below. Of such foreign sales, no one country comprised greater than 10% of consolidated net sales for any period presented.

(in thousands)	Three Months Ended May 31,
	2008	2007
Domestic Net Sales	$54,048	$58,412
Foreign Net Sales	3,117	2,253

Total Net Sales	$57,165	$60,665

(11)	Interest Income, Net. The table presented below analyzes the components of Interest (income) expense, net.

(in thousands)	Three Months Ended May 31,
Interest (Income) Expense, Net:	2008	2007
Interest Expense	$19	$51
Interest Income	(93)	(133)

Interest Income, Net	$(74)	$(82)

(12)	Income Taxes. On March 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The change in net assets recorded as a result of applying this pronouncement is considered a change in accounting principle with the cumulative effect of the change treated as an adjustment to the opening balance of retained earnings. The cumulative effect of implementing FIN 48 was an increase of $1.7 million in reserves for uncertain tax positions with a corresponding increase of $1.6 million in deferred tax assets and a decrease of $0.1 million in the beginning balance of retained earnings. The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense.

The Company does not anticipate that the total amount of unrecognized tax benefits of $3.4 million will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2008. The Company is under audit by the state of Illinois for fiscal years 2004 through 2006 and is open to examination for fiscal years 2007 and 2008. The Company is in discussions regarding a final determination letter for the Michigan audit for fiscal years 2003 through 2005 and is open to examination for fiscal years 2006 through 2008. The Company is open to examination in Ohio for fiscal years 2003 through 2008, and in Pennsylvania for fiscal years 2004 through 2008. Germany is open to examination for fiscal years 2005 through 2008. The Company does not expect the resolution of the Illinois and Michigan audits will materially impact the results of operations, financial position or cash flow.

MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 45.9% for the three months ended May 31, 2008, compared to a benefit of 40.2% in the same period last year. The current year’s effective tax rate includes the benefit of utilizing some of the net operating loss carryforwards of the Company’s German subsidiary.

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

	Pension Benefits		Other Benefits
(in thousands)	Three Months Ended May 31,
	2008	2007	2008	2007
Service Cost	$—	$—	$35	$26
Interest Cost	194	204	60	33
Expected Return on Plan Assets	(163)	(157)		(1)
Amortization of Net Loss	73	48	41	5
Amortization of Prior Service Cost	—	13	—	—

Total Net Periodic Benefit Cost	$104	$108	$136	$63

MSC previously disclosed in its financial statements for the year ended February 29, 2008, that it expected to contribute $0.5 million toward its qualified and nonqualified defined benefit pension plans and $0.1 million toward its postretirement benefit plans other than pension plans in fiscal 2009. As of May 31, 2008, $0.3 million of contributions/payments have been made toward the pension plans and $0.1 million of net contributions/payments have been made to the other postretirement plans.

(14)	Equity and Compensation Plans. The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire between five and ten years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time, Company earnings performance or a combination thereof.

The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 25,958 stock options outstanding and exercisable under this plan as of May 31, 2008.

The Company recorded $54,000 of compensation expense, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the three months ended May 31, 2008 for stock options that were granted in June 2006, February 2008 and April 2008. The Company recorded $21,000 of compensation expense net of applicable taxes, under SFAS 123(R) in the three months ended May 31, 2007.

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

Stock Option Activity

The Company granted 150,000 stock options during the quarter ended August 31, 2006. The Black-Scholes weighted average value per option granted was $2.73. The Company granted 20,000 stock options in February 2008. The Black-Scholes weighted average value per option granted was $2.57. The Company granted 393,793 options in April 2008. The Black-Scholes weighted average value per option granted was $3.14. As previously noted, the Company recorded compensation expense related to these grants of $54,000 net of related taxes, during the three months ended May 31, 2008. As of May 31, 2008, there was $1.3 million of total unrecognized pretax compensation expense related to unvested stock option grants which is expected to be recognized ratably over various periods ending March 31, 2011.

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

The following assumptions were used for the April 2008 option grant:

Dividend Yield	0.0%
Risk-Free Interest Rate	2.85%
Expected Volatility	42.76
Expected Life (in Years)	6.5
Forfeiture Rate	7.5%

The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company uses a dividend yield percentage of zero. The Company uses a risk-free interest rate consistent with the yield available on a U.S. Treasury Note with a term equal to the expected term of the underlying grant. The expected volatility was estimated based upon the historical volatility of the Company’s share price. The expected life was an average of the vesting period and the life of the grant at the time. The forfeiture rate was determined by using historical experience.

(15)	Segments. MSC operates in one business segment based on management’s view of its business for purposes of evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated material-based solutions include coil coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning, lighting and appliance markets. The Company utilizes a significant level of shared assets and personnel across each of its product categories and it is common for a single customer to purchase products from several different product categories.

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform coils of cold rolled steel into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are to be bonded to the cold rolled steel coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the steel and the bonding method employed. Various paints and coatings are applied by running the uncoiled steel ribbon through a paint bath and baking it onto the steel in high temperature ovens. Our proprietary Quiet Steel ® is produced by bonding two thin pieces of metal ribbon sandwiched together with viscoelastic core materials baked in ovens. Zinc and zinc-nickel corrosion protections are applied by running the steel through metal electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge, Ohio facility.

Our applications are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning, appliance, swimming pool and lighting markets. We utilize a significant level of shared assets, sales, general and administrative expense, and management across each of our product categories. It is common for a single customer to purchase products from several different product categories as well as from different plants. Capital projects, whether for cost savings or generating incremental revenue, are evaluated individually based on estimated economic returns (e.g. net present value, return on investment), not based on related product line or geographic location. The management approach for our organization in making operating decisions and assessing performance is focused on delivering individual products that together provide solutions to our customer base, using a centralized functional management structure and shared administration and production resources. Disaggregated financial information for individual products is largely limited to top line revenues as shown below:

	For the three months ended May 31,
	2008		2007
Net Sales ($ in millions)	$	%	$	%
Acoustical:
Body Panel	$16.0	28%	$17.4	28%
Brakes	7.0	12	6.7	11
Engine	4.2	7	5.9	10
All Other	2.1	4	1.2	2

Total Acoustical	29.3	51	31.2	51

Coated:
Fuel Tank	8.9	16	10.8	18
Building Products	5.5	10	4.0	7
Appliance/HVAC	5.4	9	7.5	12
All Other	8.1	14	7.2	12

Total Coated	27.9	49	29.5	49

Total Net Sales	$57.2	100%	$60.7	100%

(16)	New Accounting Pronouncements. Effective March 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The impact of the adoption of this pronouncement is discussed in Note 11 in this Form 10-Q.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 in the first quarter of fiscal 2009. SFAS 157 did not have a material impact on its results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption of this statement effective March 1, 2008, the Company elected not to measure fair value financial instruments and certain other items at fair value. Therefore SFAS 159 did not have a material impact on its results of operations, financial position or cash flows.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

(1)	Acquisition costs will be generally expensed as incurred;

(2)	Noncontrolling interests (formerly known as "minority interests" — see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

(3)	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

(4)	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

(5)	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

(6)	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The Company is currently evaluating the impact of SFAS 141R, as the Company will be required to comply with the requirements of this statement for any acquisitions subsequent to March 1, 2009.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”)—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 on its results of operations, financial position or cash flows.

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

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

In May 2008, the FASB issued FASB statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with

GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with FASB statement No. 154, “Accounting Changes and Error Corrections.” The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have an impact on its results of operations, financial position and cash flows.

(17)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at this site.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In June 2008, the environmental consultant revised the cost estimates for completion of the remediation. The cost estimates went up significantly due to several factors, including operating issues at the site, higher energy costs and changes in planned remediation solutions. The Company increased its reserve for this site by $0.7 million, from $0.5 million to $1.2 million, as of May 31, 2008 based on the new estimate. The estimated range of the Company’s remaining liability for this site is $1.1 million to $1.9 million. The reserve represents the Company’s best estimate of the Company’s allocated share of the costs of remediation for this site. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.2 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In November 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and will conduct soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but the USEPA will pursue reimbursement of its past costs. On October 25, 2007, the ILEPA hosted a status update meeting regarding the ongoing work at the Lake Calumet site. ILEPA counsel advised that the ILEPA would be sending a letter at some time in the future to all PRPs to ask them to reimburse ILEPA for its costs to remediate conditions at the site. Given these facts, the Company increased its environmental reserves for this site by $0.2 million in the third quarter of fiscal 2008.

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

The Company’s environmental reserves, based on management’s best estimate, were approximately $1.6 million as of May 31, 2008 and $1.0 million as of February 29, 2008. The Company does not believe the outcome of its environmental proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows, given the reserves recorded as of May 31, 2008 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposure. MSC believes its range of exposure for all known environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, is $1.5 million to $2.8 million as of May 31, 2008.

The Company also is a party to various legal actions and customer disputes arising in the ordinary course of its business. These legal actions and customer disputes cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, financial position or cash flows.

(18)	Assets Held for Sale. The Company closed its coil coating facility in Middletown, Ohio in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. Management had been considering various options regarding the disposition of this facility and related equipment including restarting production, selling, leasing, or re-opening in a new location. During the quarter ended November 30, 2007, management committed to a plan to sell this facility and related equipment. The Company has initiated an active plan to sell these assets as soon as practical. An impairment charge of $0.1 million was recorded in Sales, General and Administrative Expenses in the third quarter of fiscal 2008 to reduce the carrying value of these assets. The carrying value of these assets at May 31, 2008 was $3.9 million.

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

Executive Summary

Material Sciences Corporation (“MSC”, “we”, “our” or “us”) focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts, brake dampers, engine parts, computer disk drives, appliances and heating, ventilation and air conditioning (“HVAC”). Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, appliance, swimming pool and lighting markets. We utilize a significant level of shared assets and management across each of our product categories. It is common for a single customer to purchase products from several different product categories.

As discussed in more detail in our Form 10-K, the general state of the principal industries in which we operate presents the following risks: uncertainty in the North American automobile industry, weakness in the U.S. housing industry, pricing and availability of materials, overcapacity and shifts in the supply models. The three largest North American automobile manufacturers continue to represent three of our four largest customers and their production cuts that were effective for the second half of calendar 2006 continued in calendar 2007 and 2008. The deterioration of their market share continued to negatively impact our revenues and profits in fiscal 2008 and 2009. Refer to Cautionary Statement Concerning Forward-Looking Statements in this Item 2 of this Form 10-Q for additional information. Weakness in the U.S. housing market has resulted in a decrease in revenues and profits in that portion of our coated business. In addition, the pricing of materials continues to increase, including the cost of steel, zinc and nickel, as well as the cost of petroleum-based products. Excess capacity in the domestic coil coating market continues to result in extreme competition in pricing, terms of sale and facility utilization.

As a result of the increased sales efforts we have undertaken to increase our global market share, we made our first sale of acoustical product to a customer in China in the second quarter of fiscal 2008. Additionally, during August 2007 we shipped equipment to Hae Won Steel for the production of Quiet Steel® and other decorative laminate products in Korea, received related fees of $0.2 million in the third quarter of fiscal 2008 and $0.2 million in the first quarter of fiscal 2009, and we experienced our first Japanese automotive manufacturer sales in the second quarter of fiscal 2008.

During the third quarter of fiscal 2008, management committed to a plan to sell assets of $3.9 million related to the Middletown, Ohio facility and related equipment that had been idled in July 2004.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. This authorization was in addition to the 419,597 shares remaining to be purchased at that time under the February 2006 authorization, all of which have been purchased as of May 31, 2008.

Results of Operations

A summary of our consolidated financial performance is as follows:

	Three Months Ended May 31,
($ in thousands)	2008	2007	% Variance
Net Sales	$57,165	$60,665	(5.8)%

Gross Profit	$6,801	$8,721	(22.0)%
% of Net Sales	11.9%	14.4%

Selling, General and Administrative	$10,354	$10,288	(0.6)%
% of Net Sales	18.1%	17.0%

Sales

	Net Sales for the Three Months Ended May 31,
($ in thousands)	2008	2007	$ Variance	% Variance
Acoustical	$29,267	$31,211	$(1,944)	(6.2)%
Coated	27,898	29,454	(1,556)	(5.3)%

Total	$57,165	$60,665	$(3,500)	(5.8)%

Sales of acoustical materials, which are primarily in the automotive industries, of $29.3 million for the three months ended May 31, 2008, decreased 6.2% from $31.2 million in the same period last year. Body panel laminate sales for the first quarter of fiscal 2009 decreased 8.0% from $17.4 million to $16.0 million primarily due to the continued softness of the North American auto industry. The significant decrease in automobile production by the U.S. automakers has reduced the demand for body panel laminate. Additionally, we experienced a significant decrease in sales to Ford related to declines in demand for sport utility vehicles and trucks. We expect this slowdown in the U.S. auto market will continue throughout calendar 2008 and into 2009. Sales in the brake market for the three months ended May 31, 2008 were $7.0 million, up 3.8% from $6.7 million in the same period last year, primarily due to strong sales in Europe. Growth in our European brake market of approximately $0.7 million, or 35.4%, for the three months ended May 31, 2008, helped to partially offset weakness in the U.S. auto industry. We continue to actively seek new markets, both in the United States and abroad, for our acoustical products. We believe our Application Research Center in Michigan and our Application Development Center in Europe will provide the opportunity to showcase the value that these products can provide to our customers.

Sales of coated materials, which are primarily in the automotive and building industries, of $27.9 million for the three months ended May 31, 2008, decreased 5.3% from $29.5 million in the same period last year. Gas tank sales for the three months ended May 31, 2008 decreased 17.3%, from $10.8 million to $8.9 million, compared with the same period last year due to the slowdown in the U.S. auto market. Sales of appliance products decreased 36.2%, from $7.5 million to $4.8 million, for the three months ended May 31, 2008. Sales of building products for the three months ended May 31, 2008 increased 37.8%, from $4.0 million to $5.5 million, compared with the three months ending May 31, 2007 due to increased sales volume at one of our largest customers, even while the overall weakness in the United States housing market continues to negatively impact our sales for the year.

Gross Profit

Our gross profit for the three months ended May 31, 2008 was $6.8 million, or 11.9% of net sales, compared with $8.7 million, or 14.4% of net sales, in the same period of fiscal 2008. The $1.9 million decrease in gross profit in the first quarter of fiscal 2009 was primarily due to a $3.5 million decrease in sales volume from the prior year quarter. Gross profit decreased from the comparable prior year quarter by $2.8 million due to decreases in product sales and $0.4 million increase in quality related costs, mainly related to one issue at our Walbridge, Ohio facility, partially offset by a $0.9 million increase in scrap sales and a $0.4 million reduction in fixed costs.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended May 31, 2008 were $10.4 million, or 18.1% of net sales, compared with $10.3 million, or 17.0% of net sales, in the same period last year. SG&A expenses in the first quarter of fiscal 2009 were higher by $0.1 million compared with last year, as higher environmental of $0.7 million, compensation cost of $0.2 million and depreciation of $0.1 million were offset by lower severance of $0.1 million, travel of $0.1 million, new product development trials of $0.2 million and professional fees of $0.5 million.

Total Other Income, Net

Total other income, net for the three months ended May 31, 2008 was $0.6 million compared with $0.7 million in the same period of fiscal 2008. The decrease in the three month period is primarily due to higher income recorded related to foreign currency translation in the first fiscal quarter of last year.

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

The Company does not anticipate that the total amount of unrecognized tax benefits of $3.4 million will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2008. The Company is under audit by the state of Illinois for fiscal years 2004 through 2006 and is open to examination for fiscal years 2007 and 2008. The Company is in discussions regarding a final determination letter for the Michigan audit for fiscal years 2003 through 2005 and is open to examination for fiscal years 2006 through 2008. The Company is open to examination in Ohio for fiscal years 2003 through 2008, and in Pennsylvania for fiscal years 2004 through 2008. The Company is open to examination by German taxing authorities for fiscal years 2005 through 2008. The Company does not expect the resolution of the Illinois and Michigan audits to materially impact the results of operations, financial position or cash flow.

MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 45.9% for the three months ended May 31, 2008, compared to a benefit of 40.2% in the same period last year. The current year’s effective tax rate includes the benefit of utilizing the net operating loss carryforwards of the Company’s German subsidiary.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. We believe that our cash on hand, cash generated from operations and cash available under our credit facility will be sufficient to fund our operations and meet our foreseeable working capital needs.

During the first three months of fiscal 2009, we generated $4.4 million of cash from operating activities compared to $1.4 million during the first three months of last fiscal year. The increase from fiscal 2008 was primarily due to lower inventory levels and higher accounts payable. As we disclosed in our Annual Report on Form 10-K, we applied offsetting accounts receivable and accounts payable of $20.4 million for Ford during the first quarter of fiscal 2008.

In the first three months of fiscal 2009, we invested $1.6 million in capital improvement projects, compared to $1.8 million in the same period last year. The decrease was primarily attributable to higher spending last year on a new laminator in Korea and enhancements to our Enterprise Resource Planning (“ERP”) systems.

We had a $30.0 million committed line of credit (“Line”) that had been scheduled to expire on October 11, 2007. On July 24, 2007, we signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. There were no borrowings outstanding under the Line as of April 11, 2008 or February 29, 2008. On May 12, 2008, the Company secured a new 36 month $15.0 million credit line (“New Line”) with JPMorgan Chase Bank, N.A. Interest on the New Line is at the prime rate or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit; and a 0.25% fee on the annual unused credit line. The New Line is secured by a borrowing base of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property. The New Line contains no financial statement covenants. There were no borrowings outstanding under the New Line as of May 31, 2008.

In September 2007, we invested $6.0 million in Auction-Rate Securities (“ARS”) from three different closed-end funds as a preferred shareholder. These investments are the preferred shares of large, diversified, highly-rated closed-end funds whose common shares are actively traded. The total value of assets of these funds is between two and three times the total value of the outstanding preferred shares in which we invested. From September 2007 to mid-February 2008, fund auctions of the ARS occurred on a weekly basis and the Company exercised its right to either sell the shares at auction or hold the shares and accept the new rate established by the auction. In mid-February 2008, the auctions started to fail as a result of the supply significantly exceeding demand for these investments, given the conditions in the overall economy and credit markets. The shares bear a higher rate of interest when auctions fail, the rate is equal to 150% of current AA commercial paper rates. Because of the shares having a preference over common shares and of the highly rated and diversified underlying assets, we believe that we will be able to liquidate these investments at par by the end of the fiscal year. The fund managers have announced and commenced providing substantial redemption to certain funds in which we are invested. We liquidated $0.4 million in April 2008, $2.4 million in May 2008 and $0.5 million in June 2008, all at par value. We have evaluated these assets for potential impairment related to the lack of liquidity and recorded a temporary impairment in the fourth quarter of fiscal 2008 for $0.1 million with a charge to Other Comprehensive Income and a reduction in the carrying value of $0.1 million for funds we expect to be redeemed later. There has been no change in the fair value of these securities as of May 31, 2008. Although we cannot be certain of a return of liquidity to these markets, we expect that these investments will be fully liquidated by the end of fiscal 2009, and have therefore classified them as short-term investments on our balance sheet.

In February 2006, our Board of Directors authorized the repurchase of up to one million shares of common stock. The shares were repurchased from time-to-time on the open market, and such repurchases were generally funded with internally generated cash. During the fiscal year ended February 28, 2007, we repurchased 227,000 shares of common stock on the open market at a total cost of $2.2 million. In fiscal 2008, the Company repurchased 486,603 shares on the open market at a total cost of $4.2 million. On July 12, 2007 we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as part of the existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares pursuant to the Rule 10b5-1 plan had been purchased. Of the one million share repurchase authorized in February 2006, all one million shares have been repurchased at a total cost of $8.6 million. In the first quarter of fiscal 2009, the Company repurchased 363,800 shares at a cost of $2.7 million.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 77,403 shares under this new authorization as of May 31, 2008.

We are party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available was $1.5 million to $2.8 million as of May 31, 2008. Refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Contractual Obligations

There were no significant changes to the contractual obligations table presented in our Form 10-K as filed with the SEC on May 29, 2008.

Critical Accounting Policies

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Our most critical accounting policies, of which there have been no changes, are related to the following areas: revenue recognition, allowance for doubtful accounts, inventory, long-lived assets, income taxes, environmental reserves and defined benefit retirement plans. Details regarding our use of these policies and the related estimates are described fully in our Form 10-K.

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

As described in the Risk Factors in our Form 10-K, we rely on sales to a small number of customers; the loss of any one of these customers could have a material adverse impact on revenues and profits. If the deterioration in the U.S. auto market continues, it is possible that one or more of these customers could file for bankruptcy protection. Our business and financial performance could be negatively impacted, and we could have to write-off a significant portion of our accounts receivable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 29, 2008 for the fiscal year ended February 29, 2008.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control over financial reporting, and may take other corrective actions, if its reviews identify a need for such modifications or actions.

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

In connection with the preparation of the Company’s 2008 Annual Report on Form 10-K as filed with the SEC on May 29, 2008, as of February 29, 2008 (“Form 10-K”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures and its system of internal controls over financial reporting were not effective as of February 29, 2008 as a result of a material weakness in internal control over financial reporting. This material weakness related to an insufficient number of qualified accounting professionals to effectively analyze, review and monitor accounting for transactions that are significant or non-routine. As part of its evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period covered by this report, management has (i) identified no material weaknesses other than as described in the Form 10-K and (ii) evaluated whether the material weakness described in the Form 10-K continues to exist as of the end of the period covered by this report. Management has concluded that the material weakness disclosed in the Form 10-K continued to exist as of May 31, 2008 and that the Company’s internal control over financial reporting was not effective as of May 31, 2008. As a result of this material weakness in internal control over financial reporting, management has concluded that its disclosure controls and procedures were not effective as of May 31, 2008. Management performed additional analysis and other post-closing procedures to ensure its condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles.

Changes in internal control over financial reporting. Beginning in fiscal 2006 and as disclosed in prior quarters, the Company adopted a long term strategy and began execution thereof to continuously improve internal control over financial reporting to achieve a sustainable and effective internal control structure. Information Technology (IT) systems, people and processes are all tightly interrelated and difficult to separate. Striking the optimum balance between improved processes, better trained and supervised personnel and critical IT improvements is essential for success. To this end, management is executing this long term strategy by (1) upgrading existing financial applications to replace its multiple disparate legacy computer systems with a common ERP system and (2) realigning the responsibilities of the finance organization to optimize resources and improve internal controls over financial reporting.

As of the third fiscal quarter of 2008, the Company successfully implemented an ERP system common to all domestic locations. The one common ERP system continues to help the Company to standardize, simplify, automate and improve key financial reporting processes and internal controls over financial reporting. During the first fiscal quarter of 2009, the Company developed a plan to remediate the disclosed material weakness. This plan includes the continued enhancement of the Company’s internal control over financial reporting through adding additional qualified accounting staff and by providing training and management review through a detailed level of active oversight to the financial closing process. We will continue to execute our strategy and monitor the effectiveness of our internal controls over financial reporting, and will continue to make improvements as deemed appropriate. During the quarter ended May 31, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, they should be read in conjunction with this Item 4 and Item 9A of our Form 10-K.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2008

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements. See Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There were no significant changes to the risk factors listed in the Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table shows the repurchases of common stock made by the Company during the first fiscal quarter ended May 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
March 1–31, 2008	194,400	$7.43	194,400	1,091,997
April 1–30, 2008	106,800	$7.41	106,800	985,197
May 1–31, 2008	62,600	$7.49	62,600	922,597

Total	363,800	$7.44	363,800	922,597

(1)

Of the shares repurchased during the fiscal quarter ended May 31, 2008, 286,397 were repurchased pursuant to an open market stock repurchase program for up to an aggregate amount of one million shares of common stock, which was previously announced on February 8, 2006 and which had no set termination date. All shares authorized under the February 2006 repurchase program have been repurchased. In July of 2007 and February of 2008, the Company entered into written trading plans under Rule 10b5-1 of the Exchange Act, each for the purchase of shares having an aggregate dollar value of $1.0 million, as part of the then existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares, excluding brokers’ commissions and transaction fees, had been purchased.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million additional shares of common stock with no set termination date. As of May 31, 2008, the Company had repurchased 77,403 shares under such new repurchase authorization.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of July 2008.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James M. Froisland
James M. Froisland
Senior Vice President, Chief Financial Officer, Chief Information
Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended May 31, 2008

Index to Exhibits

Exhibit Number	Description of Exhibit
10.1	Form of Non-Qualified Stock Option Agreement for options granted on or after April 11, 2008 under Material Sciences Corporation’s 1992 Omnibus Stock Awards Plan for Key Employees. (1)

10.2	Credit Agreement between the Company and JP Morgan Chase Bank, N.A., dated April 10, 2008. (2)

10.3	Line of Credit Note between the Company and JP Morgan Chase Bank, N.A., dated April 10, 2008. (2)

10.4	Continuing Security Agreement between the Company and JP Morgan Chase Bank, N.A., dated April 10, 2008. (2)

10.5	Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008. (3)

10.6	Revolving Loan Note between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008. (3)

10.7	Pledge and Security Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008. (3)

10.8	Mortgage by the Company in favor of JPMorgan Chase Bank, N.A., dated May 12, 2008. (3)

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Form 8-K filed on April 14, 2008.
(2)	Incorporated by reference to the Company’s Form 8-K filed on April 15, 2008.
(3)	Incorporated by reference to the Company’s Form 8-K filed on May 16, 2008.