Form 10-Q
period 2008-08-31
MATERIAL SCIENCES CORP
filed 2008-10-09
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2008, there were 13,721,765 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share data)	2008	2007	2008	2007
Net Sales	$56,793	$56,166	$113,958	$116,831
Cost of Sales	50,735	50,740	101,099	102,684

Gross Profit	6,058	5,426	12,859	14,147
Selling, General and Administrative Expenses	9,362	8,628	19,716	18,916

Loss from Operations	(3,304)	(3,202)	(6,857)	(4,769)

Other Income, Net :
Interest Income, Net	(60)	(108)	(134)	(190)
Equity in Results of Joint Venture	(139)	(69)	(220)	(125)
Other, Net	(910)	(216)	(1,400)	(733)

Total Other Income, Net	(1,109)	(393)	(1,754)	(1,048)

Loss from Operations Before
Benefit for Income Taxes	(2,195)	(2,809)	(5,103)	(3,721)
Benefit for Income Taxes	(936)	(1,131)	(2,272)	(1,498)

Net Loss	$(1,259)	$(1,678)	$(2,831)	$(2,223)

Basic Net Loss Per Share	$(0.09)	$(0.12)	$(0.21)	$(0.15)

Diluted Net Loss Per Share	$(0.09)	$(0.12)	$(0.21)	$(0.15)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Loss Per Share	13,678	14,466	13,776	14,497
Dilutive Shares	—	—	—	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,678	14,466	13,776	14,497

Outstanding Common Stock Options Having No Dilutive Effect	582	169	582	169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	August 31, 2008	February 29, 2008
Assets:
Current Assets:
Cash and Cash Equivalents	$12,536	$7,913
Short Term Investments	—	6,933
Receivables, Less Reserves of $2,574 and $3,708, Respectively	28,208	28,547
Income Taxes Receivable	1,952	3,316
Prepaid Expenses	1,759	744
Inventories	35,889	31,811
Deferred Income Taxes	3,010	3,754
Assets Held for Sale	3,882	3,882
Other Assets	149	180

Total Current Assets	87,385	87,080

Property, Plant and Equipment	215,916	213,842
Accumulated Depreciation, Amortization and Accretion	(151,834)	(146,541)

Net Property, Plant and Equipment	64,082	67,301

Other Assets:
Investment in Joint Venture	3,684	3,094
Deferred Income Taxes	10,291	6,608
Other	2,860	232

Total Other Assets	16,835	9,934

Total Assets	$168,302	$164,315

Liabilities:
Current Liabilities:
Accounts Payable	$32,919	$22,513
Accrued Payroll Related Expenses	4,649	4,691
Accrued Expenses	7,501	7,403

Total Current Liabilities	45,069	34,607

Long-Term Liabilities:
Pension and Postretirement Liabilities	8,813	9,628
Other	5,655	4,948

Total Long-Term Liabilities	14,468	14,576

Commitments and Contingencies
Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	381
Additional Paid-In Capital	79,720	79,491
Treasury Stock at Cost	(56,088)	(52,978)
Retained Earnings	85,441	88,272
Accumulated Other Comprehensive Income	(689)	(34)

Total Shareowners’ Equity	108,765	115,132

Total Liabilities and Shareowners’ Equity	$168,302	$164,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Six Months Ended August 31,
(In thousands)	2008	2007
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(2,831)	$(2,223)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Gain on Sale of Marketable Securities	(841)	0
Depreciation, Amortization and Accretion	5,434	5,952
Provision for Deferred Income Taxes	(2,674)	(280)
Compensatory Effect of Stock Plans	219	56
Foreign Currency Transaction Gain	(354)	(587)
Other, Net	(220)	(94)
Changes in Assets and Liabilities:
Receivables	248	15,338
Income Taxes Receivable	1,657	(925)
Prepaid Expenses	(1,021)	(372)
Inventories	(4,113)	(598)
Accounts Payable	10,979	(12,381)
Accrued Expenses	(899)	(160)
Other, Net	(14)	(906)

Net Cash Provided by Continuing Operations	5,570	2,820
Net Cash Provided by Discontinued Operations	—	12

Net Cash Provided by Operating Activities	5,570	2,832

Investing Activities:
Capital Expenditures	(2,823)	(3,345)
Proceeds from Sale of Marketable Securities	4,027	—
Proceeds from Exclusivity Agreement	1,000	—

Net Cash Provided by (Used in) Investing Activities	2,204	(3,345)

Financing Activities:
Purchases of Treasury Stock	(3,110)	(2,353)
Issuance of Common Stock	11	140

Net Cash Used in Financing Activities	(3,099)	(2,213)

Effect of Exchange Rate Changes on Cash	(52)	14

Net Increase (Decrease) in Cash	4,623	(2,712)
Cash and Cash Equivalents at Beginning of Period	7,913	11,667

Cash and Cash Equivalents at End of Period	$12,536	$8,955

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$356	$399

Supplemental Cash Flow Disclosures:
Interest Paid	$49	$88
Income Taxes Paid (Credited)	29	(159)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The data as of August 31, 2008, and for the three and six months ended August 31, 2008, and 2007, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company”, “we”, “our”, “us” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2008, for the fiscal year ended February 29, 2008.

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $139,000 and $220,000 for the three and six months ended August 31, 2008, respectively, compared with $69,000 and $125,000 for the same periods in 2007.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,041,442 Shares Issued and 13,721,765 Shares Outstanding as of August 31, 2008, and 19,039,817 Shares Issued and 14,137,566 Shares Outstanding as of February 29, 2008.

(4)	Treasury Stock. In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares were repurchased from time-to-time on the open market, and such repurchases were generally funded with internally generated cash. During the fiscal year ended February 28, 2007, the Company repurchased 227,000 shares of common stock on the open market at a total cost of $2.2 million. In Fiscal 2008, the Company repurchased 486,603 shares on the open market at a total cost of $4.2 million. On July 12, 2007, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares permitted to be purchased pursuant to the 10b5-1 plan had been purchased. The Company repurchased 286,397 shares in the first quarter of fiscal 2009 to complete the one million shares authorized under the February 2006 authorization. Of the one million share repurchase authorized in February 2006, all shares had been repurchased as of April 2008 at a total cost of $8.6 million.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. This authorization was in addition to the shares that were remaining to be purchased under the February 2006 authorization. As of August 31, 2008, the Company had repurchased 131,029 shares under the January 2008 authorization, 77,403 in the first quarter and 53,626 in the second quarter, at a total cost of $984,000.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 29, 2008	4,902,251	$52,978	$10.81
Repurchases During the Six Months Ended August 31, 2008	417,426	3,110	7.45

Treasury Stock as of August 31, 2008	5,319,677	$56,088	$10.54

(5)	Investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2007, the Company invested $6.0 million in Auction-Rate Preferred Shares (“ARS”) from three different closed-end Nuveen funds. These investments are in the preferred shares of large diversified, highly-rated closed-end funds whose common shares are actively traded. The total value of assets of these funds is between two and three times the total value of the outstanding preferred shares in which we are invested. From September 2007 to mid-February 2008, the fund auctions occurred on a weekly basis and the Company exercised its right to either sell the shares at auction, or hold the shares and accept the new rate established by the auction. In mid-February 2008, the auctions started to fail as a result of the supply significantly exceeding demand for these investments, given the conditions in the overall economy and credit markets. The shares bear a higher rate of interest when auctions fail. The rate is equal to 150% of current AA commercial paper rates. Because of the shares having a preference over common shares and of the highly rated and diversified underlying assets, the Company believes that it will be able to liquidate these investments at par value. The fund managers have announced and commenced providing substantial redemption to certain funds in which we are invested. We liquidated $0.4 million in April 2008 at par value, $2.4 million more in May 2008 at par value, $0.5 million in June 2008 at par value and $0.6 million in September at par value.

The Company has evaluated these assets for potential impairment related to the lack of liquidity and recorded a temporary impairment for $0.1 million in the fourth quarter of fiscal 2008 with a charge to Other Comprehensive Income and a reduction in the carrying value of $0.1 million for funds we expect to be redeemed later. Although we cannot be certain of a return of liquidity to these markets, we expect that these investments will be fully liquidated, and they are therefore classified as investments in other assets on our condensed consolidated balance sheet.

The Company re-evaluated this investment in the second quarter of fiscal 2009 and, while the Company expects to redeem these securities at the recorded fair value, it is no longer likely that all securities will be sold within twelve months of the balance sheet date. Accordingly, the Company has reclassified the securities from short-term to long-term assets and has adjusted the valuation model to assume a final sale on February 28, 2010. The new evaluation did not identify any significant additional impairment.

The Company previously reported ownership of 28,404 shares of Manulife Financial Corporation. These shares were treated as available-for-sale equity securities. The Company’s cost basis in this investment was $0.2 million. The Company sold these shares on July 31, 2008, for $1.0 million and recorded a realized gain of $0.8 million.

As of August 31, 2008, the Company held investments of $2.6 million, which are auction rate preferred shares. As of February 29, 2008, the Company held investments of $6.9 million, which were $6.0 million of auction rate preferred shares and $0.9 million of shares of Manulife Financial Corporation. All income generated from these investments is classified as other income.

(6)	Fair Value Measurements. On March 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for our financial assets and liabilities. This statement provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, which for the second quarter of fiscal 2009 is August 31, 2008.

The fair-value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

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

The following table summarizes the financial assets measured at fair value on a recurring basis as of the measurement date, August 31, 2008, and the basis for that measurement, by level within the fair value hierarchy:

(in thousands)	Balance as of August 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Equity Securities	$2,551	—	$2,551	—

(7)	Comprehensive Loss

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Net Loss	$(1,259)	$(1,678)	$(2,831)	$(2,223)
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Marketable Securities, Net of Tax of $24, $16, $21 and $58, Respectively	(37)	26	(38)	92
Less: Realized Gain on Marketable Securities, Net of Tax of $328 and $328, Respectively	(513)	—	(513)	—
Pension/Postretirement SFAS 158 Adjustments, Net of Benefit for Income Taxes of $44, $23, $88 and $24, Respectively	70	36	140	37
Foreign Currency Translation Adjustments	(194)	99	(244)	(75)

Comprehensive Loss	$(1,933)	$(1,517)	$(3,486)	$(2,169)

(8)	Indebtedness. The Company had a $30.0 million committed line of credit (“Line”) that had been scheduled to expire on October 11, 2007. On July 24, 2007, the Company signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. There were no borrowings outstanding under the Line as of April 11, 2008, or February 29, 2008. On May 12, 2008, the Company secured a new 36 month $15.0 million credit line (“New Line”) with JPMorgan Chase Bank, N.A. Interest on the New Line is at the prime rate or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit; and a 0.25% fee on the annual unused credit line. The New Line is secured by a borrowing base of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property. The New Line contains no financial statement covenants. There were no borrowings outstanding under the New Line as of August 31, 2008.

(9)	Inventory. Inventories consist of the following:

(in thousands)

	August 31, 2008	February 29, 2008
Raw Materials	$14,283	$13,177
Finished Goods	$21,606	18,634

Total Inventories	$35,889	$31,811

(10)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three and six months ended August 31, 2008, and 2007.

	% of Consolidated Net Sales for the Three Months Ended August 31,		% of Consolidated Net Sales for the Six Months Ended August 31,
Customer	2008	2007	2008	2007
Ford	17%	27%	17%	26%
General Motors	15%	13%	13%	13%
Chrysler	9%	7%	11%	10%
Steel Technologies (formerly Mitsui Steel)	6%	12%	7%	12%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of August 31, 2008, and February 29, 2008.

	% of Consolidated Gross Accounts Receivable
Customer	August 31, 2008	February 29, 2008
Ford	21%	19%
General Motors	19%	12%
Steel Technologies (formerly Mitsui Steel)	10%	6%
Chrysler	8%	13%

MSC’s domestic and foreign net sales are presented in the table below. Of such foreign sales, no one country comprised greater than 10% of consolidated net sales for any period presented.

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2008	2007	2008	2007
Domestic Net Sales	$53,643	$54,108	$107,691	$112,520
Foreign Net Sales	3,150	2,058	6,267	4,311

Total Net Sales	$56,793	$56,166	$113,958	$116,831

(11)	Interest Income, Net. The table presented below analyzes the components of Interest (income) expense, net.

	Three Months Ended August 31,		Six Month Ended August 31,
(in thousands)	2008	2007	2008	2007
Interest (Income) Expense, Net:
Interest Expense	$21	$27	$40	$78
Interest Income	(81)	(135)	(174)	(268)

Interest Income, Net	$(60)	$(108)	$(134)	$(190)

(12)	Income Taxes. On March 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The change in net assets recorded as a result of applying this pronouncement is considered a change in accounting principle with the cumulative effect of the change treated as an adjustment to the opening balance of retained earnings. The cumulative effect of implementing FIN 48 was an increase of $1.7 million in reserves for uncertain tax positions with a corresponding increase of $1.6 million in deferred tax assets and a decrease of $0.1 million in the beginning balance of retained earnings. The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense.

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

MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 42.6% for the three months ended August 31, 2008, and a benefit of 44.5%

for the six months ended August 31, 2008, compared to a benefit of 40.3% in the same periods last year. The current year’s effective tax rate includes the benefit of utilizing some of the net operating loss carryforwards of the Company’s German subsidiary.

(13)	Retirement and Savings Plans. The Company has one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k), the Material Sciences Savings & Investment Plan (the “SIP”). All employees of MSC can elect to participate in the SIP. MSC had a non-contributory defined pension plan that covered a majority of its employees. This plan was frozen on June 30, 2006, and the plan assets were merged into the SIP as of January 1, 2007. The Company makes an annual contribution into the SIP at varying rates by location for employees who were covered under the defined pension plan in prior years.

MSC also has non-contributory defined benefit pension plans and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans and other postretirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended August 31,
(in thousands)	2008	2007	2008	2007
Service Cost	$—	$—	$34	$26
Interest Cost	194	204	61	34
Expected Return on Plan Assets	(163)	(158)	—	(1)
Amortization of Net Loss	73	47	41	5
Amortization of Prior Service Cost	—	11	—	—

Total Net Periodic Benefit Cost	$104	$104	$136	$64

	Pension Benefits		Other Benefits
	Six Months Ended August 31,
(in thousands)	2008	2007	2008	2007
Service Cost	$—	$—	$69	$52
Interest Cost	388	408	121	67
Expected Return on Plan Assets	(326)	(315)	—	(2)
Amortization of Net Loss	146	95	82	10
Amortization of Prior Service Cost	—	24	—	—

Total Net Periodic Benefit Cost	$208	$212	$272	$127

As of August 31, 2008, $0.9 million of contributions/payments have been made toward the pension plans and $0.2 million of net contributions/payments have been made to the other postretirement plans. The Company expects to contribute an additional $0.6 million to the pension plans and $0.3 million to the other postretirement plans in the remainder of fiscal 2009.

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

The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 25,958 stock options outstanding and exercisable under this plan as of August 31, 2008.

The Company recorded $66,000 and $120,000 of compensation expense, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the three and six months ended August 31, 2008, respectively, for stock options that were granted in June 2006, February 2008 and April 2008. The Company recorded $14,000 and $35,000 of compensation expense net of applicable taxes, under SFAS 123(R) in the three and six months ended August 31, 2007, respectively.

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

Stock Option Activity

The Company granted 150,000 stock options during the quarter ended August 31, 2006. The Black-Scholes weighted average value per option granted was $2.73. The Company granted 20,000 stock options in February 2008. The Black-Scholes weighted average value per option granted was $2.57. The Company granted 393,793 options in April 2008. The Black-Scholes weighted average value per option granted was $3.14. As previously noted, the Company recorded compensation expense related to these grants of $66,000 and $120,000 net of related taxes, during the three and six months ended August 31, 2008. As of August 31, 2008, there was $1.2 million of total unrecognized pretax compensation expense related to unvested stock option grants which is expected to be recognized ratably over various periods ending March 31, 2011.

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

The following assumptions were used for the April 2008 option grant:

Dividend Yield	0.0%
Risk-Free Interest Rate	2.85%
Expected Volatility	42.76
Expected Life (in Years)	6.5
Forfeiture Rate	1.9%

The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company uses a dividend yield percentage of zero. The Company uses a risk-free interest rate consistent with the yield available on a U.S. Treasury Note with a term equal to the expected term of the underlying grant. The expected volatility was estimated based upon the historical volatility of the Company’s share price. The expected life was an average of the vesting period and the life of the grant at the time. The forfeiture rate is an estimate based on historical experience. The Company will periodically revise the estimate based on on-going forfeiture experience. Any increase or decrease resulting from a change in the forfeiture rate estimate will be taken into income in the period the estimate is changed in accordance with FAS 123(R). In the quarter ended August 31, 2008, the Company revised its estimate of the forfeiture rate, resulting in an additional $8,000 of expense, which was recorded in the quarter.

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

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform coils of cold rolled steel into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are to be bonded to the cold rolled steel coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the steel and the bonding method employed. Various paints and coatings are applied by running the uncoiled steel through a paint bath and baking it onto the steel in high temperature ovens. Our proprietary Quiet Steel ® is produced by bonding two thin pieces of metal sandwiched together with engineered viscoelastic core materials baked in ovens. Zinc and zinc-nickel corrosion protections are applied by running the steel through metal electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge, Ohio facility.

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

	For the three months ended August 31,				For the six months ended August 31,
	2008		2007		2008		2007
Net Sales ($ in millions)	$	%	$	%	$	%	$	%
Acoustical:
Body Panel	$13.3	23%	$12.4	22%	$29.3	26%	$29.7	25%
Brakes	7.2	13	7.0	12	14.2	13	13.7	12
Engine	3.2	6	5.6	10	7.3	6	11.5	10
All Other	2.0	3	1.0	2	4.1	3	2.3	2

Total Acoustical	25.7	45	26.0	46	54.9	48	57.2	49

Coated:
Fuel Tank	9.8	17	10.9	19	18.7	16	21.6	19
Building Products	5.7	10	6.6	12	11.2	10	10.5	9
Appliance/HVAC	7.4	13	7.4	13	12.8	11	14.9	13
All Other	8.2	15	5.3	10	16.4	15	12.6	10

Total Coated	31.1	55	30.2	54	59.1	52	59.6	51

Total Net Sales	$56.8	100%	$56.2	100%	$114.0	100%	$116.8	100%

(16)	New Accounting Pronouncements. Effective March 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The impact of the adoption of this pronouncement is discussed in Note 12 in this Form 10-Q.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption of this statement effective March 1, 2008, the Company elected not to measure financial instruments and certain other items at fair value. Therefore SFAS 159 did not have a material impact on its results of operations, financial position or cash flows.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

(1)	Acquisition costs will be generally expensed as incurred;

(2)	Noncontrolling interests (formerly known as “minority interests” — see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

(3)	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

(4)	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

(5)	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

(6)	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

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

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”)—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 on its results of operations, financial position and cash flows.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

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

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In June 2008, the environmental consultant revised the cost estimates for completion of the remediation. The cost estimates went up significantly due to several factors, including operating issues at the site, higher energy costs and changes in planned remediation solutions. In the first quarter of fiscal 2009, the Company increased its reserve for this site by $0.7 million, from $0.5 million to $1.2 million based on the new estimate. The reserve remains at $1.2 million as of August 31, 2008. The estimated range of the Company’s remaining liability for this site is $1.1 million to $1.9 million. The reserve represents the Company’s best estimate of the Company’s allocated share of the remaining costs of remediation for this site. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.2 million to secure its obligation to pay its currently estimated share of the remaining remediation expenses at this site.

In November 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and intends to conduct soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but the USEPA will pursue reimbursement of its past costs. On October 25, 2007, the ILEPA hosted a status update meeting regarding the ongoing work at the Lake Calumet site. ILEPA counsel advised that the ILEPA would be sending a letter at some time in the future to all PRPs to ask them to reimburse ILEPA for its costs to remediate conditions at the site. Given these facts, the Company recorded an environmental reserve for this site of $0.2 million in the third quarter of fiscal 2008.

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

The Company’s environmental reserves, based on management’s best estimate, were approximately $1.5 million as of August 31, 2008, and $1.0 million as of February 29, 2008. The Company does not believe the outcome of its environmental proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows, given the reserves recorded as of August 31, 2008, and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposure. MSC believes its range of exposure for all known environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, is $1.4 million to $2.6 million as of August 31, 2008.

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

(18)	Assets Held for Sale. The Company closed its coil coating facility in Middletown, Ohio in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. Management had been considering various options regarding the disposition of this facility and related equipment including restarting production, selling, leasing, or re-opening in a new location. During the quarter ended November 30, 2007, management committed to a plan to sell this facility and related equipment. The Company has initiated an active plan to sell these assets as soon as practical. The Company has been approached by parties interested in purchasing these assets, but has not received a substantive offer. An impairment charge of $0.1 million was recorded in Sales, General and Administrative Expenses in the third quarter of fiscal 2008 to reduce the carrying value of these assets. The carrying value of these assets at August 31, 2008, was $3.9 million.

As previously disclosed, the Company has been exploring strategic alternatives for our manufacturing facility in Morrisville, Pennsylvania, including, continuing operations, a possible joint venture, a strategic alliance or sale of the facility. As a result of these activities, the Company agreed to provide a certain potential buyer the right to enter into agreed upon purchase agreements for the Morrisville facility for a specified exclusivity period. The potential buyer has tendered a $1 million deposit while it pursues appropriate financing. If the potential Buyer executes agreed upon definitive purchase agreements for the Morrisville facility and deposits an additional specified amount into escrow, the Company must contribute the $1 million deposit into escrow, and all amounts in escrow will be applied against the purchase price at closing. If the potential buyer fails to execute the forms of purchase agreements and deposit the additional amount into escrow, the exclusivity agreement provides that the Company will retain the $1 million deposit as compensation for the exclusivity agreement. Due to the uncertainty of the outcome, the Company has recorded the deposit in accrued expenses, and the Morrisville assets remain classified in Plant, Property and Equipment on the balance sheet at August 31, 2008.

(19)	Subsequent Event. After the quarter ended, management announced a corporate restructuring plan that will reduce costs by approximately $4.0 million in the third and fourth quarters of fiscal 2009. The plan will reduce cost of sales and general & administrative expenses. The company will incur approximately $0.5 million in one-time expenses related to the restructuring plan.

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto, included in Item 1 of this Form 10-Q, and the audited Consolidated Financial Statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2008, filed on May 29, 2008 (“Form 10-K”), as well as the Company’s other filings with the Securities and Exchange Commission.

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

As discussed in more detail in our Form 10-K, the general state of the principal industries in which we operate presents a variety of risks, including uncertainty in the North American automobile industry, weakness in the U.S. housing industry, volatile pricing and inconsistent availability of materials, overcapacity in our marketplace and shifts in our customers’ supply strategies. The three largest North American automobile manufacturers continue to represent three of our four largest customers and their production cuts that were effective for the second half of calendar 2006 continued in calendar 2007 and 2008. In 2008, all three North American manufacturers announced additional cuts in production of large, less fuel efficient vehicles. The deterioration of their market share, and of the automobile market in general, continues to negatively impact our revenues and profits in fiscal 2009. Refer to Cautionary Statement Concerning Forward-Looking Statements in Item 2 of this Form 10-Q for additional information. Weakness in the U.S. housing market has resulted in a decrease in revenues and profits in that portion of our coated business. In addition, the pricing of materials continues to increase, including the cost of steel, zinc and nickel, as well as the cost of petroleum-based products. Excess capacity in the domestic coil coating market continues to result in extreme competition in pricing, terms of sale and facility utilization.

As a result of the increased sales efforts we have undertaken to increase our global market share, we made our first sale of acoustical product to a customer in China in the second quarter of fiscal 2008. Additionally, during August 2007 we shipped equipment to Hae Won Steel for the production of Quiet Steel® and other decorative laminate products in Korea, received related fees of $0.7 million in fiscal 2008, and we experienced our first Japanese automotive manufacturer sales in the second quarter of fiscal 2008. In the second quarter of fiscal 2009, we began supplying our second customer in Japan.

During the third quarter of fiscal 2008, management committed to a plan to sell assets of $3.9 million related to the Middletown, Ohio facility and related equipment that had been idled in July 2004.

The Company has been approached by a potential buyer for the Morrisville production facility. Discussions about the terms of the sale are on-going. No agreement has been reached as of the date of this filing.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. This authorization was in addition to the 419,597 shares remaining to be purchased at that time under the February 2006 authorization, all of which had been purchased as of May 31, 2008.

After the quarter ended, management announced a corporate restructuring plan that will reduce costs by approximately $4.0 million in the third and fourth quarters of fiscal 2009. The plan will reduce cost of sales and general & administrative expenses. The company will incur approximately $0.5 million in one-time expenses related to the restructuring plan.

Results of Operations

A summary of our consolidated financial performance is as follows:

	Three Months Ended August 31,			Six Months Ended August 31,
($ in thousands)	2008	2007	% Variance	2008	2007	% Variance
Net Sales	$56,793	$56,166	1.1%	$113,958	$116,831	(2.5)%

Gross Profit	$6,058	$5,426	11.6%	12,859	$14,147	(9.1)%
% of Net Sales	10.7%	9.7%		11.3%	12.1%

Selling, General and Administrative	$9,362	$8,628	(8.5)%	19,716	$18,916	(4.2)%
% of Net Sales	16.5%	15.4%		17.3%	16.2%

Sales

	Net Sales for the Three Months Ended August 31,
($ in thousands)	2008	2007	$ Variance	% Variance
Acoustical	$25,653	$26,035	$(382)	(1.5)%
Coated	31,140	30,131	1,009	3.3%

Total	$56,793	$56,166	$627	1.1%

Sales

	Net Sales for the Six Months Ended August 31,
($ in thousands)	2008	2007	$ Variance	% Variance
Acoustical	$54,920	$57,246	$(2,326)	(4.1)%
Coated	59,038	59,585	(547)	(0.9)%

Total	$113,958	$116,831	$(2,873)	(2.5)%

Sales of acoustical materials, which are primarily to the automotive industry, of $25.7 million and $54.9 million for the three and six months ended August 31, 2008, decreased 1.5% and 4.1%, respectively, from $26.0 million and $57.2 million in the same periods last year. The significant decrease in automobile production by the United States automakers has reduced the demand for body panel and engine laminate on various models, especially light trucks. We expect this slowdown in the United States automobile market will continue throughout this fiscal year and next year. Body panel laminate sales for the three and six months ended August 31, 2008, increased 7.3% and decreased 1.3%, respectively, from $12.4 million to $13.3 million in the three-month period and from $29.7 million to $29.3 million in the six-month period, despite the continued softness of the North American automobile industry. Engine sales for the three and six months ended August 31, 2008, decreased 42.9% and 36.5%, respectively, from $5.6 million to $3.2 million in the three-month period and from $11.5 million to $7.3 million in the six-month period. Sales in the brake market for the three and six months ended August 31, 2008, were $7.2 million and $14.2 million, respectively, up 2.9% and 3.6% from $7.0 million and $13.7 million in the same periods last year. This was due to increased aftermarket brake sales in the United States and strong original equipment brake sales in Europe which were partially offset by lower original equipment brake sales in the United States. Growth in our European brake market was approximately 47% and 41% for the three and six months ended August 31, 2008, respectively. We continue to actively seek new markets, both in the United States and abroad, for our acoustical products. We believe our Application Research Center in Michigan and our Application Development Center in Europe will provide the opportunity to showcase the value that these products can provide to our customers.

Sales of coated materials, which are primarily to the appliance, automobile and building industries, of $31.1 million and $59.1 million for the three and six months ended August 31, 2008, increased 3.3% from $30.2 million and decreased 0.9% from $59.6 million in the same periods last year, respectively. Fuel tank sales for the three and six months ended August 31, 2008, decreased 10.1%, from $10.9 million to $9.8 million, and decreased 13.4%, from $21.6 million to $18.7 million, compared with the same periods last year, respectively, due to the slowdown in the United States automobile market. The overall weakness in the United States housing market continues to negatively impact our sales for the year. Sales of building products for the three months ended August 31, 2008, decreased 13.6%, from $6.6 million to $5.7 million, compared with the three months ending August 31, 2007. Sales of building products increased 6.7% to $11.2 million from $10.5 million in the six month period ending August 31, 2008, compared with the same period last year, due to increased sales volume at one of our largest customers. Also, sales of appliance/HVAC products remained the same at $7.4 million for the three months ended August 31, 2008, and decreased 14.1% from $14.9 million to $12.8 million for the six months ended August 31, 2008, compared with the same periods last year. All other sales increased primarily due to higher gasket and furniture and fixture sales.

Gross Profit

Our gross profit for the three and six months ended August 31, 2008, was $6.1 million and $12.9 million, or 10.7% and 11.3% of net sales, respectively, compared with $5.4 million and $14.1 million, or 9.7% and 12.1% of net sales, in the same periods of fiscal 2008. The $0.7 million increase in gross profit in the second quarter of fiscal 2009 was primarily due to favorable operating efficiencies relating to labor & overhead, claims, and other quality improvements, that were partially offset by unfavorable product sales price/mix.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended August 31, 2008, were $9.4 million, or 16.5% of net sales, compared with $8.6 million, or 15.4% of net sales, in the same period last year. SG&A expenses in the second quarter of fiscal 2009 were higher by $0.7 million compared with last year, as higher compensation cost of $0.9 million and depreciation of $0.1 million were partially offset by lower bad debt expense of $0.4 million. SG&A expenses for the six months ended August 31, 2008, were $19.7 million compared with $18.9 million in the same period last year. Higher compensation expense of $1.1 million and higher depreciation expense of $0.2 million were partially offset by lower product development expenses of $0.1 million, lower professional fees of $0.3 million and lower bad debt expense of $0.3 million.

Total Other Income, Net

Total other income, net for the three and six months ended August 31, 2008, was $1.1 million and $1.8 million, respectively, compared with $0.4 million and $1.0 in the same periods of fiscal 2008. The increase is primarily due to a gain on the sale of Manulife Financial Corporation shares in the second quarter of fiscal 2009.

Income Taxes

On March 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” The change in net assets recorded as a result of applying this pronouncement is considered a change in accounting principle with the cumulative effect of the change treated as an adjustment to the opening balance of retained earnings. The cumulative effect of implementing FIN 48 was an increase of $1.7 million in reserves for uncertain tax positions with a corresponding increase of $1.6 million in deferred tax assets and a decrease of $0.1 million in the beginning balance of retained earnings. The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense.

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

MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 42.6% for the three months ended August 31, 2008, and a benefit of 44.5% for the six months ended August 31, 2008, compared to a benefit of 40.3% in the same periods last year. The current year’s effective tax rate includes the benefit of utilizing the net operating loss carryforwards of the Company’s German subsidiary.

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

During the first six months of fiscal 2009, we generated $5.6 million of cash from operating activities compared to $2.8 million during the first six months of last fiscal year. The increase from fiscal 2008 was primarily due to higher accounts payable in fiscal 2009. As we disclosed in our Form 10-K, we applied offsetting accounts receivable and accounts payable of $20.4 million for Ford during the first quarter of fiscal 2008.

In the first six months of fiscal 2009, we invested $2.8 million in capital improvement projects, compared to $3.3 million in the same period last year. The decrease was primarily attributable to higher spending last year on a new laminator in Korea and enhancements to our Enterprise Resource Planning (“ERP”) systems. We received $4.0 million from the sale of marketable securities, which includes $3.3 million from the redemption of Auction Rate Preferred Shares (“ARS”), and $0.7 million from the sale of Manulife shares.

We had a $30.0 million committed line of credit (“Line”) that had been scheduled to expire on October 11, 2007. On July 24, 2007, we signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement.

There were no borrowings outstanding under the Line as of April 11, 2008, or February 29, 2008. On May 12, 2008, the Company secured a new 36 month $15.0 million credit line (“New Line”) with JPMorgan Chase Bank, N.A. Interest on the New Line is at the prime rate or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit; and a 0.25% fee on the annual unused credit line. The New Line is secured by a borrowing base of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property. The New Line contains no financial statement covenants. There were no borrowings outstanding under the New Line as of August 31, 2008.

In September 2007, the Company invested $6.0 million in (“ARS”) from three different closed-end Nuveen funds. These investments are in the preferred shares of large diversified, highly-rated closed-end funds whose common shares are actively traded. The total value of assets of these funds is between two and three times the total value of the outstanding preferred shares in which we are invested. From September 2007 to mid-February 2008, the fund auctions occurred on a weekly basis and the Company exercised its right to either sell the shares at auction, or hold the shares and accept the new rate established by the auction. In mid-February 2008, the auctions started to fail as a result of the supply significantly exceeding demand for these investments, given the conditions in the overall economy and credit markets. The shares bear a higher rate of interest when auctions fail. The rate is equal to 150% of current AA commercial paper rates. Because of the shares having a preference over common shares and of the highly rated and diversified underlying assets, the Company believes that it will be able to liquidate these investments at par value. The fund managers have announced and commenced providing substantial redemption to certain funds in which we are invested. We liquidated $0.4 million in April 2008 at par value, $2.4 million more in May 2008 at par value, $0.5 million in June 2008 at par value and $0.6 million in September at par value.

The Company has evaluated these assets for potential impairment related to the lack of liquidity and recorded a temporary impairment for $0.1 million in the fourth quarter of fiscal 2008 with a charge to Other Comprehensive Income and a reduction in the carrying value of $0.1 million for funds we expect to be redeemed later. Although we cannot be certain of a return of liquidity to these markets, we expect that these investments will be fully liquidated, and they are therefore classified as investments in other assets on our condensed consolidated balance sheet.

The Company re-evaluated this investment in the second quarter of fiscal 2009 and, while the Company expects to redeem these securities at the recorded fair value, it is no longer certain that all securities will be sold within twelve months of the balance sheet date. Accordingly, the Company has reclassified the securities from short-term to long-term assets and has adjusted the valuation model to assume a final sale on February 28, 2010. The new evaluation did not identify any additional impairment.

In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares were repurchased from time-to-time on the open market, and such repurchases were generally funded with internally generated cash. During the fiscal year ended February 28, 2007, the Company repurchased 227,000 shares of common stock on the open market at a total cost of $2.2 million. In Fiscal 2008, the Company repurchased 486,603 shares on the open market at a total cost of $4.2 million. On July 12,

2007, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares permitted to be purchased pursuant to the 10b5-1 plan had been purchased. The Company repurchased 286,397 shares in the first quarter of fiscal 2009 to complete the one million shares authorized under the February 2006 authorization. Of the one million share repurchase authorized in February 2006, all shares had been repurchased as of April 2008 at a total cost of $8.6 million.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. This authorization was in addition to the shares that were remaining to be purchased under the February 2006 authorization. As of August 31, 2008, the Company had repurchased 131,029 shares under the January 2008 authorization, 77,403 in the first quarter and 53,626 in the second quarter, at a total cost of $984,000.

We are party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available was $1.4 million to $2.6 million as of August 31, 2008. Refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Contractual Obligations

There were no significant changes to the contractual obligations table presented in our Form 10-K.

Critical Accounting Policies

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Our most critical accounting policies, of which there have been no changes, are related to the following areas: revenue recognition, allowance for doubtful accounts, inventory, long-lived assets, income taxes, environmental reserves and defined benefit retirement plans. Details regarding our use of these policies and the related estimates are described fully in our Form 10-K.

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

As described in the Risk Factors in our Form 10-K, we rely on sales to a small number of customers; the loss of any one of these customers could have a material adverse impact on revenues and profits. If the deterioration in the U.S. automobile market continues, it is possible that one or more of these customers could file for bankruptcy protection. Our business and financial performance could be negatively impacted, and we could have to write off a significant portion of our accounts receivable.

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

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Form 10-K.

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

In connection with the preparation of the Company’s 2008 Annual Report on Form 10-K as filed with the SEC on May 29, 2008, as of February 29, 2008 (“Form 10-K”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures and its system of internal controls over financial reporting were not effective as of February 29, 2008, as a result of a material weakness in internal control over financial reporting. This material weakness related to an insufficient number of qualified accounting professionals to effectively analyze, review and monitor accounting for transactions that are significant or non-routine. As part of its evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period covered by this report, management has (i) identified no material weaknesses other than as described in the Form 10-K and (ii) evaluated whether the material weakness described in the Form 10-K continues to exist as of the end of the period covered by this report. Management has concluded that the material weakness disclosed in the Form 10-K continued to exist as of August 31, 2008, and that the Company’s internal control over financial reporting was not effective as of August 31, 2008. As a result of this material weakness in internal control over financial reporting, management has concluded that its disclosure controls and procedures were not effective as of August 31, 2008. Management performed additional analysis and other post-closing procedures to ensure its condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles.

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

As of the third fiscal quarter of 2008, the Company successfully implemented an ERP system common to all domestic locations. The one common ERP system continues to help the Company to standardize, simplify, automate and improve key financial reporting processes and internal controls over financial reporting. During the first fiscal quarter of 2009, the Company developed a plan to remediate the disclosed material weakness. This plan includes the continued enhancement of the Company’s internal control over financial reporting through adding the appropriate qualified accounting staff and by providing training and management review through a detailed level of active oversight to the financial closing process. During the second fiscal quarter of 2009, the Company dedicated resources to help ensure timely completion of the remediation plan and is on target with the plan, which we expect to complete by the end of fiscal 2009. We will continue to execute our strategy and monitor the effectiveness of our internal controls over financial reporting, and will continue to make improvements as deemed appropriate. During the quarter ended August 31, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the Quarter Ended August 31, 2008

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

Item 1A.	Risk Factors

There were no significant changes to the risk factors listed in the Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table shows the repurchases of common stock made by the Company during the second fiscal quarter ended August 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
June 1–30, 2008	10,200	$7.55	10,200	912,397
July 1–31, 2008	43,426	$7.53	43,426	868,971
August 1–31, 2008	—	—	—	868,971

Total	53,626	$7.53	53,626	868,971

(1)	On January 7, 2008, our Board of Directors authorized the repurchase of up to one million additional shares of common stock with no set termination date. In February 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act, for the purchase of shares having an aggregate dollar value of $1.0 million, as part of the share repurchase program. As of August 31, 2008, the Company had repurchased 131,029 shares under the new repurchase authorization.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 26, 2008. An aggregate of 12,972,485 shares of Common Stock, or 94% of the Company’s outstanding shares, were represented at the meeting either in person or by voting proxy and, accordingly, a quorum was present for the meeting. The following proposals were adopted by a majority of the shares voting for each proposal as follows:

Proposal One: Election of the following eight directors to serve until the annual meeting in 2009:

(percentages are in relation to shares voted)

NOMINEE	FOR	%	WITHHELD %
Avrum Gray	12,854,154	99.09%	118,331.91%
Frank L. Hohmann III	12,881,977	99.30%	90,508.70%
Samuel Licavoli	12,881,833	99.30%	90,652.70%
Patrick J. McDonnell	12,861,527	99.14%	110,958.86%
Dr. Ronald A. Mitsch	12,840,077	98.98%	132,408	1.02%
Clifford D. Nastas	12,903,527	99.47%	68,958.53%
John P. Reilly	12,848,010	99.04%	124,475.96%
Dominick J. Schiano	12,914,677	99.55%	57,808.45%

Proposal Two: Ratification of Deloitte & Touche LLP as the Company’s independent, registered public accounting firm for the fiscal year ending February 28, 2009. Deloitte & Touche LLP was ratified as the Company’s independent, registered public accounting firm with 12,958,564 votes cast for, 9,256 votes cast against and 4,665 votes abstaining.

Item 6.	Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of October 2008.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James M. Froisland
James M. Froisland
Senior Vice President, Chief
Financial Officer, Chief Information
Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2008

Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.