Form 10-Q
period 2008-11-30
MATERIAL SCIENCES CORP
filed 2009-01-09
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

As of January 2, 2009, there were 13,721,765 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net Sales	$48,484	$65,074	$162,442	$181,905
Cost of Sales	47,830	56,054	148,929	158,738

Gross Profit	654	9,020	13,513	23,167
Selling, General and Administrative Expenses	7,487	8,361	27,203	27,277
Restructuring Expenses	640	—	640	—

Income (Loss) from Operations	(7,473)	659	(14,330)	(4,110)

Other Income, Net:
Interest and Dividend Income, Net	(28)	(117)	(162)	(307)
Equity in Results of Joint Venture	(144)	(132)	(364)	(257)
Other, Net	(131)	(995)	(1,531)	(1,728)

Total Other Income, Net	(303)	(1,244)	(2,057)	(2,292)

Income (Loss) Before Provision (Benefit) for Income Taxes	(7,170)	1,903	(12,273)	(1,818)
Provision (Benefit) for Income Taxes	(2,406)	766	(4,678)	(732)

Net Income (Loss)	$(4,764)	$1,137	$(7,595)	$(1,086)

Basic Net Income (Loss) Per Share	$(0.35)	$0.08	$(0.55)	$(0.08)

Diluted Net Income (Loss) Per Share	$(0.35)	$0.08	$(0.55)	$(0.08)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	13,655	14,251	13,740	14,419
Dilutive Shares	—	—	—	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,655	14,251	13,740	14,419

Outstanding Common Stock Options Having No Dilutive Effect	350	170	350	170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	November 30, 2008	February 29, 2008
Assets:
Current Assets:
Cash and Cash Equivalents	$6,414	$7,913
Short Term Investments	—	6,933
Receivables, Less Reserves of $3,015 and $3,708, Respectively	31,258	28,547
Income Taxes Receivable	2,334	3,316
Prepaid Expenses	1,271	744
Inventories	33,119	31,811
Deferred Income Taxes	1,269	3,754
Assets Held for Sale	7,084	3,882
Other Assets	45	180

Total Current Assets	82,794	87,080

Property, Plant and Equipment	186,771	213,842
Accumulated Depreciation	(129,290)	(146,541)

Net Property, Plant and Equipment	57,481	67,301

Other Assets:
Investment in Joint Venture	2,969	3,094
Deferred Income Taxes	14,063	6,608
Other	496	232

Total Other Assets	17,528	9,934

Total Assets	$157,803	$164,315

Liabilities:
Current Liabilities:
Accounts Payable	$29,510	$22,513
Accrued Payroll Related Expenses	4,487	4,691
Accrued Expenses and Other	6,883	7,403

Total Current Liabilities	40,880	34,607

Long-Term Liabilities:
Pension and Postretirement Liabilities	8,550	9,628
Other	6,211	4,948

Total Long-Term Liabilities	14,761	14,576

Commitments and Contingencies

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	381
Additional Paid-In Capital	79,663	79,491
Treasury Stock at Cost	(56,088)	(52,978)
Retained Earnings	80,679	88,272
Accumulated Other Comprehensive Income	(2,473)	(34)

Total Shareowners’ Equity	102,162	115,132

Total Liabilities and Shareowners’ Equity	$157,803	$164,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Nine Months Ended November 30,
(In thousands)	2008	2007
Cash Flows From:
Operating Activities:
Net Loss	$(7,595)	$(1,086)
Adjustments to Reconcile Net Loss to Net Cash (Used in)
Provided by Operating Activities:
Gain on Sale of Marketable Securities	(841)	—
Loss on Disposal of Assets	604	33
Non-Cash Loss on Derivative Instruments	938	—
Depreciation and Accretion	8,121	8,759
Provision for Deferred Income Taxes	(4,753)	(556)
Compensatory Effect of Stock Plans	162	88
Foreign Currency Transaction Gain	(354)	(1,532)
Other, Net	(364)	(257)
Changes in Assets and Liabilities:
Receivables	(3,058)	10,802
Income Taxes Receivable	1,275	(1,704)
Prepaid Expenses	(540)	18
Inventories	(1,671)	(235)
Accounts Payable	7,871	(7,640)
Accrued Expenses	(1,446)	418
Other, Net	274	(927)

Net Cash (Used in) Provided by Continuing Operations	(1,377)	6,181
Net Cash (Used in) Provided by Discontinued Operations	—	(21)

Net Cash (Used in) Provided by Operating Activities	(1,377)	6,160

Investing Activities:
Capital Expenditures	(3,594)	(4,804)
Proceeds from Sale of Marketable Securities	6,727	—
Purchases of Short-term investment	—	(66,325)
Proceeds from Sale of Short-term investment	—	60,325
Proceeds from Exclusivity Agreement	1,250	—
Transfer of Proceeds from Exclusivity Agreement to Escrow	(1,250)	—

Net Cash Provided by (Used in) Investing Activities	3,133	(10,804)

Financing Activities:
Purchases of Treasury Stock	(3,110)	(3,298)
Issuance of Common Stock	11	140

Net Cash Used in Financing Activities	(3,099)	(3,158)

Effect of Exchange Rate Changes on Cash	(156)	56

Net Decrease in Cash	(1,499)	(7,746)
Cash and Cash Equivalents at Beginning of Period	7,913	11,667

Cash and Cash Equivalents at End of Period	$6,414	$3,921

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$93	$564

Supplemental Cash Flow Disclosures:
Interest Paid	$63	$113
Income Taxes Paid, net	37	1,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The data as of November 30, 2008, and for the three and nine months ended November 30, 2008, and 2007, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company”, “we”, “our”, “us” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at those dates and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2008, for the fiscal year ended February 29, 2008.

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $0.1 million and $0.4 million for the three and nine months ended November 30, 2008, respectively, compared with $0.1 million and $0.3 million for the same periods in 2007.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,041,442 Shares Issued and 13,721,765 Shares Outstanding as of November 30, 2008, and 19,039,817 Shares Issued and 14,137,566 Shares Outstanding as of February 29, 2008.

(4)	Treasury Stock. In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares were repurchased from time-to-time on the open market, and such repurchases were generally funded with internally generated cash. During the fiscal year ended February 28, 2007, the Company repurchased 227,000 shares of common stock on the open market at a total cost of $2.2 million. In Fiscal 2008, the Company repurchased 486,603 shares on the open market at a total cost of $4.2 million. On July 12, 2007, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares permitted to be purchased pursuant to the 10b5-1 plan had been purchased. The Company repurchased 286,397 shares in the first quarter of fiscal 2009 at a total cost of $2.1 million to complete the one million shares authorized under the February 2006 authorization. Of the one million share repurchase authorized in February 2006, all shares had been repurchased as of April 2008 at a total cost of $8.6 million.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. This authorization was in addition to the shares that were remaining to be purchased under the February 2006 authorization. As of November 30, 2008, the Company had repurchased 131,029 shares under the January 2008 authorization, 77,403 in the first quarter and 53,626 in the second quarter, at a total cost of $1.0 million.

On December 4, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program.

	Shares	Cost of Shares Purchased	Average Price per Share
		($ thousands)
Treasury Stock as of February 29, 2008	4,902,251	$52,978	$10.81
Repurchases During the Nine Months Ended November 30, 2008	417,426	3,110	$7.45

Treasury Stock as of November 30, 2008	5,319,677	$56,088	$10.54

(5)	Investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2007, the Company invested $6.0 million in Auction-Rate Preferred Shares (“ARS”) from three different closed-end Nuveen funds. These investments are in the preferred shares of large diversified, highly-rated closed-end funds whose common shares are actively traded. The total value of assets of these funds is between two and three times the total value of the outstanding preferred shares in which we are invested. From September 2007 to mid-February 2008, the fund auctions occurred on a weekly basis and the Company exercised its right to either sell the shares at auction, or hold the shares and accept the new rate established by the auction. In mid-February 2008, the auctions started to fail as a result of the supply significantly exceeding demand for these investments, given the conditions in the overall economy and credit markets. The Company had evaluated these assets for potential impairment related to the lack of liquidity and recorded a temporary impairment of $0.1 million in the fourth quarter of fiscal 2008 with a charge to Other Comprehensive Income and a reduction in the carrying value of $0.1 million.

The Company liquidated $0.4 million of the ARS investment in April 2008 at par value, $2.4 million more in May 2008 at par value, $0.5 million in June 2008 at par value, and $0.6 million in September 2008 at par value. In November 2008, the Company received $2.1 million and completed the liquidation of the investment at par value and, accordingly, reversed the temporary impairment of $0.1 million charged to Other Comprehensive Income recorded in the fourth quarter of 2008.

The Company previously reported ownership of 28,404 shares of Manulife Financial Corporation. These shares were treated as available-for-sale equity securities. The Company’s cost basis in this investment was $0.2 million. The Company sold these shares on July 31, 2008, for $1.0 million and recorded a realized gain of $0.8 million.

As of November 30, 2008, the Company held no investments. As of February 29, 2008, the Company held investments of $6.9 million, which were $6.0 million of auction rate preferred shares and $0.9 million of shares of Manulife Financial Corporation. All income generated from these investments is classified as other income.

(6)	Comprehensive Income / Loss

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2008	2007	2008	2007
Net Income (Loss)	$(4,764)	$1,137	$(7,595)	$(1,086)
Other Comprehensive Income (Loss):
Unrealized Gain on Marketable Securities, Net of Tax of $55, $33, $34 and $91, Respectively	94	51	56	143
Less: Realized Gain (Loss) on Marketable Securities, Net of Tax of $328	—	—	(513)	—
Pension/Postretirement SFAS 158 Adjustments, Net of Benefit for Income Taxes of $44, $17, $132 and $41, Respectively	71	27	212	64
Foreign Currency Translation Adjustments	(1,950)	(69)	(2,194)	(144)

Comprehensive Income (Loss)	$(6,549)	$1,146	$(10,034)	$(1,023)

(7)	Indebtedness. The Company had a $30.0 million committed line of credit (“Line”) that had been scheduled to expire on October 11, 2007. On July 24, 2007, the Company signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. There were no borrowings outstanding under the Line as of April 11, 2008, or February 29, 2008. On May 12, 2008, the Company secured a new 36 month $15.0 million credit line (“New Line”) with JPMorgan Chase Bank, N.A. Interest on the New Line is at the prime rate for US dollar borrowings or Libor plus 1.50% for Euro borrowings. There are annual letter of credit fees of 1.50% on outstanding letters of credit; and a 0.25% fee on the annual unused credit line. The New Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit. Due to the borrowing base limitations and outstanding letters of credit of $1.5 million, the net amount available for borrowing at November 30, 2008, was $11.7 million. The lender may, at its discretion subject to the terms of the New Line, modify the percentage rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The New Line contains no financial statement covenants. There were no borrowings outstanding under the New Line as of November 30, 2008.

(8)	Inventory. Inventories consist of the following:

(in thousands)	November 30, 2008	February 29, 2008
Raw Materials	$16,644	$13,177
Finished Goods	$16,475	18,634

Total Inventories	$33,119	$31,811

(9)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three and nine months ended November 30, 2008, and 2007.

	% of Consolidated Net Sales for the Three Months Ended November 30,		% of Consolidated Net Sales for the Nine Months Ended November 30,
Customer	2008	2007	2008	2007
Ford	14%	25%	16%	26%
General Motors	20%	14%	15%	14%
Chrysler	13%	12%	12%	11%
Steel Technologies (formerly Mitsui Steel)	14%	10%	9%	11%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of November 30, 2008, and February 29, 2008.

	% of Consolidated Gross Accounts Receivable
Customer	November 30, 2008	February 29, 2008
Ford	29%	19%
General Motors	17%	12%
Chrysler	11%	13%
Steel Technologies (formerly Mitsui Steel)	9%	6%

The Ford accounts receivable balance increase in fiscal 2009 correlates with the Company’s increase in accounts payable to Ford. The net balance at November 30, 2008 was $0.3 million.

MSC’s domestic and foreign net sales are presented in the table below. Of such foreign sales, no one country comprised greater than 10% of consolidated net sales for any period presented.

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2008	2007	2008	2007
Domestic Net Sales	$46,175	$62,323	$153,865	$174,843
Foreign Net Sales	2,309	2,751	8,577	7,062

Total Net Sales	$48,484	$65,074	$162,442	$181,905

(10)	Interest and Dividend Income, Net. The table presented below analyzes the components of Interest (income) expense, net. In the third quarter ended November 30, 2007, the Company began investing in short-term auction rate preferred securities which produced dividend income.

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2008	2007	2008	2007
Interest and Dividend (Income) Expense, Net:
Interest Expense	$14	$25	$54	$103
Dividend Income	(13)	(66)	(83)	(66)
Interest Income	(29)	(76)	(133)	(344)

Interest and Dividend (Income), Net	$(28)	$(117)	$(162)	$(307)

(11)	Income Taxes. On March 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The change in net assets recorded as a result of applying this pronouncement is considered a change in accounting principle with the cumulative effect of the change treated as an adjustment to the opening balance of retained earnings. The cumulative effect of implementing FIN 48 was an increase of $1.7 million in reserves for uncertain tax positions with a corresponding increase of $1.6 million in deferred tax assets and a decrease of $0.1 million in the beginning balance of retained earnings. The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense.

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

MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 33.6% for the three months ended November 30, 2008, and a benefit of 38.1% for the nine months ended November 30, 2008, compared to a provision of 40.3% and a benefit of 40.3% in the same periods last year. The current year’s effective tax rate includes the benefit of utilizing net operating loss carryforwards of the Company’s German subsidiary. The Company expects to generate a net operating loss for fiscal year 2009. At this time, we believe we will be able to carry-back substantially all of this loss and have not recorded a valuation allowance against the related deferred tax asset.

(12)	Retirement and Savings Plans. The Company has one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k), the Material Sciences Savings & Investment Plan (the “SIP”). All employees of MSC can elect to participate in the SIP. MSC had a non-contributory defined pension plan that covered a majority of its employees. This plan was frozen on June 30, 2006, and the plan assets were merged into the SIP as of January 1, 2007. The Company makes an annual contribution into the SIP at varying rates by location for employees who were covered under the defined pension plan in prior years.

MSC also has non-contributory defined benefit pension plans and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans and other post-retirement plans.

	Pension Benefits		Other Benefits
	Three Months Ended November 30,
(in thousands)	2008	2007	2008	2007
Service Cost	$—	$—	$35	$26
Interest Cost	192	200	60	34
Expected Return on Plan Assets	(162)	(155)	—	(2)
Amortization of Net Loss	74	43	41	5

Total Net Periodic Benefit Cost	$104	$88	$136	$63

	Pension Benefits		Other Benefits
	Nine Months Ended November 30,
(in thousands)	2008	2007	2008	2007
Service Cost	$—	$—	$104	$78
Interest Cost	580	608	181	101
Expected Return on Plan Assets	(487)	(470)	—	(4)
Amortization of Net Loss	220	138	124	15
Amortization of Prior Service Cost	—	24	—	—

Total Net Periodic Benefit Cost	$313	$300	$409	$190

During the nine months ended November 30, 2008, $1.2 million of contributions/payments have been made toward the pension plans and $0.3 million of net contributions/payments have been made to the other postretirement plans. The Company expects to contribute an additional $0.3 million to the pension plans and $0.2 to the other postretirement plans in the remainder of fiscal 2009.

(13)	Equity and Compensation Plans. The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire between five and ten years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time, Company earnings performance or a combination thereof.

The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 25,958 stock options outstanding and exercisable under this plan as of November 30, 2008.

The Company recorded $79 thousand of compensation expense, offset by $115 thousand of reversed expense due to cancellation of performance-based options for which targets were not met, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the three months ended November 30, 2008. The Company recorded $214 thousand of compensation expense, offset by $115 thousand of reversed expense due to cancellation of performance-based options for which targets were not met, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the nine months ended November 30, 2008 The Company recorded $19 thousand and $54 thousand of compensation expense net of applicable taxes, under SFAS 123(R) in the three and nine months ended November 30, 2007, respectively.

At the Company’s annual stockholders’ meeting in June 2007, the Company’s stockholders approved the Company’s 2007 Equity Incentive Plan, which is an annual and long-term incentive plan tied directly to the financial and strategic performance of MSC over preset performance periods as determined by the compensation committee of the Company’s Board of Directors and approved by the Board of Directors and/or shareholders. This incentive plan is designed to allow for the grant of both annual and long-term incentive awards, both in cash and in equity.

Stock Option Activity

The Company granted 150,000 stock options during the quarter ended August 31, 2006. The Black-Scholes weighted average value per option granted was $2.73. The Company granted 20,000 stock options in February 2008. The Black-Scholes weighted average value per option granted was $2.57. The Company granted 393,793 options in April 2008. The Black-Scholes weighted average value per option granted was $3.14. As previously noted, the Company recorded compensation expense related to these grants of $79 thousand and $214 thousand, offset by $115 thousand of reversed expense due to cancellations, net of related taxes, during the three and nine months ended November 30, 2008. As of November 30, 2008, there was $541 thousand of total unrecognized pretax compensation expense related to unvested stock option grants which is expected to be recognized ratably over various periods ending March 31, 2011.

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

(14)	Segments. MSC operates in one business segment based on management’s view of its business for purposes of evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated material-based solutions include coil coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning, lighting and appliance markets. The Company utilizes a significant level of shared assets and personnel across each of its product categories and it is common for a single customer to purchase products from several different product categories.

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform coils of cold rolled steel into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are to be bonded to the cold rolled steel coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the steel and the bonding method employed. Various paints and coatings are applied by running the uncoiled steel through a paint bath and baking it onto the steel in high temperature ovens. Our proprietary Quiet Steel® is produced by bonding two thin pieces of metal sandwiched together with engineered viscoelastic core materials baked in ovens. Zinc and zinc-nickel corrosion protections are applied by running the steel through metal electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge, Ohio facility.

Our applications are designed to meet specific customer requirements for the automotive, building and construction, electronics, heating, ventilation and air conditioning, appliance, swimming pool and lighting markets. We utilize a significant level of shared assets, sales, general and administrative expense, and management across each of our product categories. It is common for a single customer to purchase products from several different product categories as well as from different plants. Capital projects, whether for cost savings or generating incremental revenue, are evaluated individually based on estimated economic returns (e.g., net present value, return on investment), not based on related product line or geographic location. The management approach for our organization in making operating decisions and assessing performance is focused on delivering individual products that together provide solutions to our customer base, using a centralized functional management structure and shared administration and production resources. Disaggregated financial information for individual products is largely limited to top line revenues as shown below:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2008		2007		2008		2007
Net Sales ($ in millions)	$	%	$	%	$	%	$	%
Acoustical:
Body Panel	$16.8	35%	$19.2	30%	$46.2	28%	$49.0	27%
Brakes	6.2	13	6.8	10	20.4	13	20.6	11
Engine	2.6	5	4.9	8	9.9	6	16.4	9
All Other	0.8	2	1.1	2	5.0	3	3.3	2

Total Acoustical	26.4	55	32.0	50	81.5	50	89.3	49

Coated:
Fuel Tank	7.0	14	11.3	17	25.7	16	32.9	18
Building Products	3.7	8	8.1	12	14.9	9	18.6	10
Appliance/HVAC	7.3	15	7.2	11	19.7	12	22.1	12
All Other	4.1	8	6.5	10	20.6	13	19.0	11

Total Coated	22.1	45	33.1	50	80.9	50	92.6	51

Total Net Sales	$48.5	100%	$65.1	100%	$162.4	100%	$181.9	100%

(15)	New Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurement. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 in the first quarter of fiscal 2009. SFAS 157 did not have a material impact on its results of operations, financial position or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 on its results of operations, financial position and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of determining the impact of adopting this new accounting position on its consolidated financial position.

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

(16)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at this site.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In June 2008, the environmental consultant revised the cost estimates for completion of the remediation. The cost estimates went up significantly due to several factors, including operating issues at the site, higher energy costs and changes in planned remediation solutions. In the first quarter of fiscal 2009, the Company increased its reserve for this site by $0.7 million, from $0.5 million to $1.2 million based on the new estimate. The reserve remains at $1.2 million as of November 30, 2008. The estimated range of the Company’s remaining liability for this site is $1.1 million to $1.9 million. The reserve represents the Company’s best estimate of the Company’s allocated share of the remaining costs of remediation for this site. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.2 million to secure its obligation to pay its currently estimated share of the remaining remediation expenses at this site.

In November 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and intends to conduct soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but the USEPA will pursue reimbursement of its past costs. On October 25, 2007, the ILEPA hosted a status update meeting regarding the ongoing work at the Lake Calumet site. ILEPA counsel advised that the ILEPA would be sending a letter at some time in the future to all PRPs to ask them to reimburse ILEPA for its costs to remediate conditions at the site. Given these facts, the Company recorded an environmental reserve for this site of $0.2 million in the third quarter of fiscal 2008. In the third quarter of fiscal 2009, the Company increased its reserve for this site by $0.1 million. This increase was recorded after receiving an updated estimate of the cost to remediate the site from the ILEPA.

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

The Company’s environmental reserves, based on management’s best estimate, were approximately $1.7 million as of November 30, 2008, and $1.0 million as of February 29, 2008. The Company does not believe the outcome of its environmental proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows, given the reserves recorded as of November 30, 2008, and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including without limitation, the costs of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors, which affect the Company’s range of exposure. MSC believes its range of exposure for all known environmental exposures, based on allocations of liability among PRPs and the most recent estimate of remedial work and other information available, is $1.6 million to $2.9 million as of November 30, 2008.

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

(17)	Assets Held for Sale. The Company closed its coil coating facility in Middletown, Ohio in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. Management had been considering various options regarding the disposition of this facility and related equipment including restarting production, selling, leasing, or re-opening in a new location. During the quarter ended November 30, 2007, management committed to a plan to sell this facility and related equipment. The Company has initiated an active plan to sell these assets as soon as practical. The Company has been approached by parties interested in purchasing these assets, but has not received a substantive offer. An impairment charge of $0.1 million was recorded in Sales, General and Administrative Expenses in the third quarter of fiscal 2008 to reduce the carrying value of these assets. The carrying value of these assets at November 30, 2008, was $3.9 million. The assets are included in Assets Held for Sale. Management intends to continue to market the assets at their fair value which is at or above the book value; however the lack of credit availability and depressed conditions in the global marketplace have significantly contributed to the delay in selling these assets. Even though the assets have been actively marketed for over a year without consummating a sale, management is still committed to selling them.

During the third quarter of fiscal 2009, the Company finalized an agreement to sell the facility and production assets located in Morrisville, Pennsylvania. The sale was completed on December 1, 2008. Accordingly, we have reclassified the assets sold as Assets Held for Sale at November 30, 2008. See Note 19 for additional discussion of this sale.

(18)	Restructuring. During the quarter, management executed a corporate restructuring plan that resulted in reduced cost of sales by $0.6 million and selling, general and administrative (SG&A) costs by $0.8 million in the third quarter. The company recognized approximately $0.6 million in employee termination benefit expenses related to the restructuring plan in the third quarter. Of this expense, approximately $0.5 million was paid in the third quarter; the remaining balance will be paid in the fourth quarter.

(19)	Commodity Contracts. From time to time in the ordinary course of business, the Company enters into purchase contracts for the procurement of nickel carbonate, zinc shot and natural gas which are commodities used in the Company’s manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. The Company maintains a commodity forward purchase policy which seeks to ensure that at any point in time the majority of the expected consumption over the next twelve months will be secured under a purchase contract at a pre-determined price. We have elected the Normal Purchase Normal Sale exclusion for each of our commodity purchase contracts as allowed under SFAS No. 133, “Derivative Instruments and Hedging Activities” (“SFAS 133”).

We currently purchase nickel carbonate under two purchase contracts which were entered into in prior years and which will expire in fiscal 2010. At the time we entered into the contracts, the volumes to be purchased complied with our commodity forward purchase policy. During the third quarter of fiscal 2009, declines in sales resulted in a sharp decline in our need for nickel carbonate, such that we are now committed to purchase quantities in excess of our forecasted demand. Therefore, we can no longer support the Normal Purchase Normal Sale election and are required to account for these contracts at fair value in accordance with SFAS 133. We have recorded a charge to cost of sales and a current liability of $0.9 million for the fair value of the contract.

(20)	Subsequent Events.

On December 1, 2008, the Company sold the land, building and production assets located at our Morrisville facility for approximately $5.0 million in cash and a promissory note for $4.1 million, for a total of $9.1 million. The note has a five year term, carries an interest rate of 7% per annum and is payable in 16 quarterly installments beginning December 2009. The note is secured by related production assets and guaranteed by a mortgage on the land and building assets. The Company expects to record a gain of approximately $5.9 million in the fourth quarter. In the third quarter of fiscal 2009, the Company recorded a total cost of $1.9 million associated with the sale, of which $1.4 million relates to cost of goods sold, principally for the write-down of inventory ($0.6 million), the write-off of software associated with Morrisville ($0.5 million), the establishment of reserves for certain warrantied products ($0.3 million), and $0.5 million in SG&A for legal costs and employee termination benefits. The termination benefits will be paid out during the fourth quarter of fiscal 2009. Prior to the third quarter, we also recorded legal costs of $0.2 million in SG&A. In addition, the buyer may purchase up to $1.0 million of inventory during the fourth quarter.

After the third quarter ended, management announced a corporate restructuring plan that is expected to reduce labor and salary expenses in cost of sales by approximately $1.4 million per year and in SG&A by approximately $2.4 million per year. The Company will incur expenses for employee termination benefits of approximately $1.2 million in the fourth quarter of fiscal 2009.

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

As discussed in more detail in our Form 10-K, the general state of the principal industries in which we operate presents a variety of risks, including uncertainty in the North American automobile industry, weakness in the U.S. housing industry, volatile pricing and inconsistent availability of materials, overcapacity in our marketplace and shifts in our customers’ supply strategies. The three largest North American automobile manufacturers continue to represent three of our four largest customers. In 2008, these manufacturers announced additional cuts in production of large, less fuel efficient vehicles. The deterioration of their market share, and of the automobile market in general, continues to negatively impact our revenues and profits in fiscal 2009. On December 19, 2008, the Federal government announced a plan to offer $17.4 billion in loans to the three largest North American manufacturers with the provision that the manufacturers present restructuring plans in calendar year 2009. It is not clear how the loans will affect the viability of these manufacturers or their purchases from us. The significant restructuring or failure of any one of these manufacturers could have a material negative impact on our financial results. Refer to Cautionary Statement Concerning Forward-Looking Statements in Item 2 of this Form 10-Q for additional information.

Weakness in the U.S. housing market has resulted in a decrease in revenues and profits in that portion of our coated business. In addition, the pricing of materials continues to fluctuate, including the cost of steel, zinc and nickel, as well as the cost of petroleum-based products. Excess capacity in the domestic coil coating market continues to result in extreme competition in pricing, terms of sale and facility utilization.

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

During the third quarter of fiscal 2008, management committed to a plan to sell assets of $3.9 million related to the Middletown, Ohio facility and related equipment that had been idled in July 2004. The assets are included in Assets Held for Sale at November 30, 2008. Management intends to continue to market the assets at their fair value which is at or above the book value; however the lack of credit facility and depressed conditions in the global marketplace have significantly contributed to the delay in selling these properties. Even though the properties have been actively marketed for over a year without consummating a sale, management is still committed to selling the property.

During the third quarter of fiscal 2009, the Company finalized an agreement to sell its land, building and production assets located in Morrisville, Pennsylvania. The sale was completed on December 1, 2008. Accordingly, we have reclassified the assets sold as Assets Held for Sale at November 30, 2008. As discussed within this MD&A, in the third quarter the Company recorded total charges of $1.9 million related to the sale, and expects to record a gain on the sale of approximately $5.9 million in the fourth quarter of fiscal 2009.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. This authorization was in addition to the 419,597 shares remaining to be purchased at that time under the February 2006 authorization, all of which had been purchased as of May 31, 2008. On December 4, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program.

During the third quarter, management executed a corporate restructuring plan that reduced cost of sales by $0.6 million and SG&A costs by $0.8 million. The company recognized approximately $0.6 million in employee termination benefit expenses related to the restructuring plan in the third quarter. Of this expense, approximately $0.5 million was paid in the third quarter; the balance will be paid in the fourth quarter.

After the third quarter ended, management announced a corporate restructuring plan that is expected to reduce labor and salary expenses in cost of sales by approximately $1.4 million per year and in SG&A by approximately $2.4 million per year. The Company will incur expenses for employee termination benefits of approximately $1.2 million in the fourth quarter of fiscal 2009.

Results of Operations

A summary of our consolidated financial performance is as follows:

	Three Months Ended November 30,			Nine Months Ended November 30,
($ in thousands)	2008	2007	% Variance	2008	2007	% Variance
Net Sales	$48,484	$65,074	(25.5)%	$162,442	$181,905	(10.7)%
Gross Profit	$654	$9,020	(92.7)%	$13,513	$23,167	(41.7)%
% of Net Sales	1.3%	13.9%		8.3%	12.7%
Selling, General and Administrative	$7,487	$8,361	(10.5)%	$27,203	$27,277	(0.3)%
% of Net Sales	15.4%	12.8%		16.7%	15.0%

Sales

	Net Sales for the Three Months Ended November 30,		$ Variance	% Variance
($ in thousands)	2008	2007
Acoustical	$26,396	$32,008	$(5,612)	(17.5)%
Coated	22,088	33,066	(10,978)	(33.2)%

Total	$48,484	$65,074	$(16,590)	(25.5)%

Sales

	Net Sales for the Nine Months Ended November 30,		$ Variance	% Variance
($ in thousands)	2008	2007
Acoustical	$81,504	$89,254	$(7,750)	(8.7)%
Coated	80,938	92,651	(11,713)	(12.6)%

Total	$162,442	$181,905	$(19,463)	(10.7)%

Sales of acoustical materials, which are primarily to the automotive industry, of $26.4 million and $81.5 million for the three and nine months ended November 30, 2008, decreased 17.5% and 8.7%, respectively, from $32.0 million and $89.3 million in the same periods last year. The significant decrease in automobile production by the United States automakers has reduced the demand for body panel, brake, and engine laminate on various models. We expect this slowdown in the United States automobile market will continue throughout this fiscal year and next year. Body panel laminate sales for the three and nine months ended November 30, 2008, decreased 12.5% and 5.7%, respectively, from $19.2 million to $16.8 million in the three-month period and from $49.0 million to $46.2 million in the nine-month period. Engine sales for the three and nine months ended November 30, 2008, decreased 46.9% and 39.6%, respectively, from $4.9 million to $2.6 million in the three-month period and from $16.4 million to $9.9 million in the nine-month period. The decline in engine sales is primarily due to the significant reduction in demand for, and production of, larger capacity engines as a consequence of higher fuel prices during the quarter. Sales in the brake market for the three and nine months ended November 30, 2008, were $6.2 million and $20.4 million, respectively, down 8.8% and 1.0% from $6.8 million and $20.6 million in the same periods last year. The decrease was partially offset by increased aftermarket brake sales in the United States and original equipment brake sales in Europe, where our penetration of the manufacturers of smaller, more popular vehicles is improving. We continue to actively seek new markets, both in the United States and abroad, for our acoustical products. We believe our Application Research Center in Michigan and our Application Development Center in Europe will provide the opportunity to showcase the value that these products can provide to our customers.

Sales of coated materials, which are primarily to the appliance, automobile and building industries, of $22.1 million and $80.9 million for the three and nine months ended November 30, 2008, respectively, decreased 33.2% from $33.1 million and decreased 12.6% from $92.6 million in the same periods last year. Fuel tank sales for the three and nine months ended November 30, 2008, decreased 38.1%, from $11.3 million to $7.0 million, and decreased 21.9%, from $32.9 million to $25.7 million, compared with the same periods last year, respectively, due to the slowdown in the United States automobile market. The overall weakness in the United States housing market continues to negatively impact our sales of building and appliance products for the year. Sales of building products for the three months ended November 30, 2008, decreased 54.3%, from $8.1 million to $3.7 million, compared with the three months ending November 30, 2007. Sales of building products decreased 19.9% to $14.9 million from $18.6 million in the nine month period ending November 30, 2008, compared with the same period last year. Sales of appliance products increased 1.4%, from $7.2 million to $7.3 million, compared with the three months ending November 30, 2007 and decreased 10.9% from $22.1 million to $19.7 million for the nine months ended November 30, 2008, compared with the same periods last year.

Gross Profit

Our gross profit for the three and nine months ended November 30, 2008, was $0.7 million and $13.5 million, or 1.3% and 8.3% of net sales, respectively, compared with $9.0 million and $23.2 million, or 13.9% and 12.7% of net sales, in the same periods of fiscal 2008. The $8.3 million decrease in gross profit in the third quarter of fiscal 2009 from the prior year quarter includes charges of $1.4 million related to the disposal of the Morrisville facility discussed in footnote 20 of the financial statements as well as a loss on derivative instruments of $0.9 million relating to commodity purchase contracts. The decrease for the quarter, net of the Morrisville and purchase contract charges, of $6.0 million was primarily due to unfavorable operating efficiencies related to reduced sales volumes and lower sales of scrap steel on the secondary markets of $0.8 million.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended November 30, 2008, were $7.5 million, or 15.4% of net sales, compared with $8.4 million, or 12.8% of net sales, in the same period last year. SG&A expenses in the third quarter of fiscal 2009 were lower by $0.9 million compared with last year due to lower compensation, travel and marketing costs, partially offset by the impact of a customer bankruptcy and costs relating to the Morrisville sale discussed in footnote 20 of the financial statements. SG&A expenses for the nine months ended November 30, 2008, were $27.2 million, or 16.7% of net sales, compared with $27.3 million, or 15.0% of net sales, in the same period last year. The $0.1 million favorable variance was primarily due to lower travel, marketing, professional fees, information technology and bad debt expenses, offset by costs relating to the Morrisville sale,

Total Other Income, Net

Total other income, net for the three and nine months ended November 30, 2008, was $0.3 million and $2.1 million, respectively, compared with $1.2 million and $2.3 million in the same periods of fiscal 2008. The decrease in the third quarter of fiscal 2009 is primarily due to lower foreign exchange gains and lower interest income due to lower interest rates. The decrease in the nine months ended November 30, 2008, is due to lower foreign exchange gains offset by a gain on the sale of Manulife Financial Corporation shares in the second quarter of fiscal 2009.

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

MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 33.6% for the three months ended November 30, 2008, and a benefit of 38.1% for the nine months ended November 30, 2008, compared to a provision of 40.3% and a benefit of 40.3% in the same periods last year. The current year’s effective tax rate includes the benefit of utilizing the net operating loss carry-forwards of the Company’s German subsidiary. The Company expects to generate a net operating loss for fiscal year 2009. At this time, we believe we will be able to carry-back substantially all of this loss and have not recorded a valuation allowance against the related deferred tax asset.

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

During the first nine months of fiscal 2009, we used $1.4 million of cash in operating activities compared to generating $6.2 million during the first nine months of last fiscal year. The decrease from fiscal 2008 was due to a larger net loss and higher inventories. As we disclosed in our Form 10-K, we applied offsetting accounts receivable and accounts payable of $20.4 million for Ford during the first quarter of fiscal 2008. In fiscal 2009, the accounts receivable and accounts payable balances related to Ford have increased approximately equally, with a negligible net impact on cash used in operating activities.

In the first nine months of fiscal 2009, we invested $3.6 million in capital improvement projects, compared to $4.8 million in the same period last year. The decrease was primarily attributable to higher spending last year on a new laminator in Korea and enhancements to our Enterprise Resource Planning (“ERP”) systems. We received $6.7 million from the sale of marketable securities, including $6.0 million from the redemption of Auction Rate Preferred Shares (“ARS”), and $0.7 million from the sale of Manulife shares.

During the second and third quarters of fiscal 2009, we received $1.3 million in exchange for an exclusivity agreement from a potential buyer of the land, building and production assets located at Morrisville, PA. The exclusivity agreement gave the potential buyer sole rights to negotiate the purchase of the assets for a fixed period during the quarter. Subsequently, we negotiated the sale of the assets to the buyer and, in accordance with the purchase agreement, deposited the $1.3 million in an escrow account to be held until the sale closed.

We had a $30.0 million committed line of credit (“Line”) that had been scheduled to expire on October 11, 2007. On July 24, 2007, we signed an amendment to the Line extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. There were no borrowings outstanding under the Line as of April 11, 2008, or February 29, 2008. On May 12, 2008, the Company secured a new 36 month $15.0 million credit line (“New Line”) with JPMorgan Chase Bank, N.A. Interest on the New Line is at the prime rate for US dollar borrowings or Libor plus 1.50% for Euro borrowings. There are annual letter of credit fees of 1.50% on outstanding letters of credit; and a 0.25% fee on the annual unused credit line. The New Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit. Due to the borrowing base limitations and outstanding letters of credit of $1.5 million, the net amount available for borrowing at November 30, 2008, was $11.7 million. The lender may, at its discretion subject to the terms of the New Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The New Line contains no financial statement covenants. There were no borrowings outstanding under the New Line as of November 30, 2008.

In September 2007, the Company invested $6.0 million in ARS from three different closed-end Nuveen funds. These investments are in the preferred shares of large diversified, highly-rated closed-end funds whose common shares are actively traded. The total value of assets of these funds was between two and three times the total value of the outstanding preferred shares in which we were invested. From September 2007 to mid-February 2008, the fund auctions occurred on a weekly basis and the Company exercised its right to either sell the shares at auction, or hold the shares and accept the new rate established by the auction. In mid-February 2008, the auctions started to fail as a result of the supply significantly exceeding demand for these investments, given the conditions in the overall economy and credit markets. The Company had evaluated these assets for potential impairment related to the lack of liquidity and recorded a temporary impairment of $0.1 million in the fourth quarter of fiscal 2008 with a charge to Other Comprehensive Income and a reduction in the carrying value of $0.1 million.

We liquidated $0.4 million of the ARS investment in April 2008 at par value, $2.4 million more in May 2008 at par value, $0.5 million in June 2008 at par value, and $0.6 million in September 2008 at par value. In November 2008, the Company received $2.1 million and completed the liquidation of the investment at par value and, accordingly, reversed the temporary impairment of $0.1 million charged to Other Comprehensive Income recorded in the fourth quarter of 2008.

In February 2006, the Company’s Board of Directors authorized the repurchase of up to one million shares of common stock. The shares were repurchased from time-to-time on the open market, and such repurchases were generally funded with internally generated cash. During the fiscal year ended February 28, 2007, the Company repurchased 227,000 shares of common stock on the open market at a total cost of $2.2 million. In Fiscal 2008, the Company repurchased 486,603 shares on the open market at a total cost of $4.2 million. On July 12, 2007, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares permitted to be purchased pursuant to the 10b5-1 plan had been purchased. The Company repurchased 286,397 shares in the first quarter of fiscal 2009 at a total cost of $2.1 million to complete the one million shares authorized under the February 2006 authorization. Of the one million share repurchase authorized in February 2006, all shares had been repurchased as of April 2008 at a total cost of $8.6 million.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. This authorization was in addition to the shares that were remaining to be purchased under the February 2006 authorization. As of November 30, 2008, the Company had repurchased 131,029 shares under the January 2008 authorization, 77,403 in the first quarter and 53,626 in the second quarter, at a total cost of $1.0 million.

On December 4, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program.

We are party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available was $1.6 million to $2.9 million as of November 30, 2008. Refer to Note 16 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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

In connection with the preparation of the Company’s 2008 Annual Report on Form 10-K as filed with the SEC on May 29, 2008, as of February 29, 2008 (“Form 10-K”), an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures and its system of internal controls over financial reporting were not effective as of February 29, 2008, as a result of a material weakness in internal control over financial reporting. This material weakness related to an insufficient number of qualified accounting professionals to effectively analyze, review and monitor accounting for transactions that are significant or non-routine. As part of its evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period covered by this report, management has (i) identified no material weaknesses other than as described in the Form 10-K and (ii) evaluated whether the material weakness described in the Form 10-K continues to exist as of the end of the period covered by this report. Management has concluded that the material weakness disclosed in the Form 10-K continued to exist as of November 30, 2008, and that the Company’s internal control over financial reporting was not effective as of November 30, 2008. As a result of this material weakness in internal control over financial reporting, management has concluded that its disclosure controls and procedures were not effective as of November 30, 2008. Management performed additional analysis and other post-closing procedures to ensure its condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles.

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

As of the third fiscal quarter of 2008, the Company successfully implemented an ERP system common to all domestic locations. The one common ERP system continues to help the Company to standardize, simplify, automate and improve key financial reporting processes and internal controls over financial reporting. During the first fiscal quarter of 2009, the Company developed a plan to remediate the disclosed material weakness. This plan includes the continued enhancement of the Company’s internal control over financial reporting through adding the appropriate qualified accounting staff and by providing training and management review through a detailed level of active oversight to the financial closing process. During the second and third fiscal quarters of 2009, the Company dedicated resources to help ensure timely completion of the remediation plan and is on target with the plan, which we expect to complete by the end of fiscal 2009. We will continue to execute our strategy and monitor the effectiveness of our internal controls over financial reporting, and will continue to make improvements as deemed appropriate. During the quarter ended November 30, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the Quarter Ended November 30, 2008

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements. See Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, and results of operations and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for year ended February 29, 2008, includes a detailed discussion of these risk factors which we believe still exist in our business. In addition to those risk factors, additional risks and uncertainties may materially adversely affect our business, financial condition, and/or operating results, including:

Our access to credit may be limited.

Although we currently have a $15 million credit line, our ability to draw on that line of credit is limited by a borrowing base of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property. At November 30, 2008, the net amount available to us under the line of credit was $11.7 million due to borrowing base limitations. There can be no assurances that we will continue to have access to this portion or any of the credit line if our operating and financial performance do not satisfy relevant borrowing base criteria. If we do not satisfy borrowing base criteria, and if we are unable to secure necessary waivers or other amendments from the lender of the credit line, we will not have access to this credit. In addition, the lender may, at its discretion, modify the percentage used in computing the borrowing base, which may limit the amounts available for future borrowings.

Although we believe that our operating cash flow, financial assets and access to credit will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that they will do so. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could materially impact our operations and financial condition.

The deteriorating financial condition of certain of our major customers could adversely impact our revenues and profitability by reducing demand and margins.

A significant portion of our revenues are received from customers in the automotive industry and the U.S. housing industry. These industries have recently experienced significant financial downturns, and certain automotive and housing companies have undergone restructuring activities, including in some cases, reorganization under bankruptcy laws, to continue their operations. In addition, the automotive and housing industries are cyclical, with vehicle and home sales fluctuating due to changes in national and global economic markets. Purchases of new vehicles and homes are typically discretionary for consumers and may be particularly affected by negative trends in the general economy.

If any of our automotive or housing industry customers becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from such customer would be adversely affected and any payment we received in the preference period prior to a bankruptcy filing may be potentially recoverable. In addition, consumer demand in these industries has recently decreased significantly and the financial instability of certain companies that participate in the automotive and housing industry supply chains could disrupt production in the respective industries. Further reduced consumer purchases or a disruption of production in such industries could further reduce demand for our products. The continuation or worsening of these industry conditions would adversely affect our revenues, profitability, operating results and cash flow.

If we do not meet the continued listing requirements of the New York Stock Exchange, our common stock may be delisted.

The continued listing standards of the New York Stock Exchange (“NYSE”) require listed companies to maintain an average market capitalization over a consecutive 30 trading-day period of at least $25 million. We first fell below this threshold on December 24, 2008, and our average market capitalization over a consecutive 30 trading-day period was $21.6 million as of the close of NYSE trading on January 6, 2009. When a listed company’s stock falls below the market capitalization standard, the NYSE is permitted to promptly suspend trading in the stock and initiate delisting procedures. We have not received notice from the NYSE that it will suspend trading in our common stock or initiate delisting procedures. If the NYSE suspends trading in our common stock as a result of our failure to meet the market capitalization standard, trading in our common stock will then be conducted on one or more over-the-counter markets such as the OTC Bulletin Board or the “pink sheets.”

There can be no assurance that we will meet the NYSE continued listing standards in the future or that the NYSE will not act to suspend trading in our common stock and initiate delisting procedures. The suspension and delisting of our common stock by the NYSE and the movement of trading of our common stock to over-the-counter markets could materially and adversely impact our business and the price of our common stock. It could, among other things, reduce our stockholders’

ability to buy and sell our common stock, reduce the number of investors willing to hold or acquire our common stock, or inhibit our ability to arrange financing or access the public capital markets, any or all of which could negatively affect the market price of our common stock or cause the market price to become more volatile. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

Item 6.	Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of January 2009.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James M. Froisland
James M. Froisland
Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2008

Index to Exhibits

Exhibit Number	Description of Exhibit
10.1	Asset Purchase Agreement dated as of October 30, 2008 by and among MSC Pre Finish Metals (MV) Inc., Material Sciences Corporation, Brightsmith, LLC, Theodorus A. Bus and James P. Bus relating to the Morrisville, PA facility. (1)

10.2	Real Estate Purchase Agreement dated as of October 30, 2008 by and among MSC Pre Finish Metals (MV) Inc., Material Sciences Corporation, K. Matkem of Morrisville, LP, Theodorus A. Bus and James P. Bus relating to the Morrisville, PA facility. (1)

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

(1)	The Company will furnish to the Securities and Exchange Commission a copy of any of the omitted schedules or exhibits upon request.