Form 10-K
period 2009-02-28
MATERIAL SCIENCES CORP
filed 2009-05-14
CIK 755003

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: February 28, 2009 OR
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to Commission file number: 1-8803

Material Sciences Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-2673173

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 East Pratt Boulevard, Elk Grove Village, Illinois	60007

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 847-439-2210 Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.02 par value	None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes                  No         X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes                  No         X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes         X         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer X
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes                  No         X

The aggregate market value of the voting and non-voting stock of the registrant held by shareowners of the registrant (not including any voting and non-voting stock owned by directors, executive officers or other affiliates of the registrant) was $89,762,703 as of August 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

As of May 8, 2009, the registrant had outstanding an aggregate of 13,185,698 shares of its common stock.

Documents Incorporated by Reference

Portions of the following document are incorporated herein by reference into the indicated part of this Form 10-K:

Document	Part of Form 10-K into which incorporated
Registrant’s Proxy Statement for the Annual Meeting of Shareowners	Part III

PART I

This report contains forward-looking statements concerning our future business performance, strategy, outlook, plans, liquidity, pending regulatory matters and outcomes of contingencies including legal proceedings, among others. Forward-looking statements may be typically identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “seek,” “believe,” “intend,” “plan” and “estimate,” among others. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements may be guaranteed. Factors that could cause our actual results to differ from expectations include the risks set forth under Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other items in this report. Forward-looking statements speak only as of the date of this report.

Item 1. Business

Overview

Material Sciences Corporation and its subsidiaries (“MSC,” “Company,” “we,” “our” or “us”) design, manufacture and market material-based solutions for acoustical and coated applications. We currently report under one segment based on how we view our business for evaluating performance and making operating decisions. Headquartered in Elk Grove Village, Illinois, MSC has been in operation since 1971 and is incorporated under the laws of the State of Delaware.

Our material-based solutions are designed to meet specific customer requirements for the automotive; building and construction; electronics; heating, ventilation and air conditioning (“HVAC”); lighting and appliance markets worldwide. Our acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. The coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process.

MSC operates four manufacturing plants in the United States and Europe: two facilities in Elk Grove Village, Illinois (“Elk Grove Village”); one facility in Walbridge, Ohio (“Walbridge”); and one facility in Eisenach, Germany.

As a part of our strategic planning process, management has been evaluating the strategic position, growth, and economic value potential of our businesses with the objective of creating additional value for our shareowners. In fiscal 2005, we closed our coil coating facility in Middletown, Ohio (“Middletown”). During the third quarter of fiscal 2008, we committed to a plan to sell this facility and expect to complete the transaction during fiscal 2010. In addition, in the fourth quarter of fiscal 2009, we sold the assets and real property located in Morrisville, Pennsylvania (“Morrisville”). Additional information concerning these matters is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We continue to expand our global reach and presence as a leading supplier of material-based solutions primarily through subsidiaries, partnerships, alliances and third-party agreements.

•

In South America, we own 51% of the equity and hold 50% of the voting rights in a joint venture partnership with Tekno S.A. (“Tekno”), which provides for the manufacture and sale of acoustical products.

•	We also provide for the production of our electronic and brake products in Southeast Asia through a third party in Malaysia.
•

During fiscal 2005, we commenced our expansion in the European market through a strategic alliance with ArcelorMittal. This alliance provides MSC Europe with expanded manufacturing, technical support, marketing, and sales capabilities for the European market. The alliance supports our acoustical material-based solutions, primarily Quiet Steel®, a multilayer composite of metals, coatings and other materials, typically consisting of metal outer skins surrounding a thin, highly engineered, viscoelastic core material.

•	In the third quarter of fiscal 2007, we signed an agreement with a Korean company named Hae Won Steel (“Hae Won”) to produce Quiet Steel® and other decorative laminate products in Korea.

•	In fiscal 2008, we established a subsidiary in Japan to serve as a sales office in the country.
•

In fiscal 2009, we established a subsidiary in China to serve as a trading company for the country, led by our Vice President, Global Transportation. Under Chinese law, a trading company may import and sell product in the Chinese market.

Products and Services

We are a supplier of engineered material-based solutions. We apply our expertise in metal composite technology to solve design challenges for many of the largest automotive and appliance manufacturers in the world. We believe that we maintain strong customer relationships by providing engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure. This combination enhances our ability to deliver engineered material-based solutions to customers’ manufacturing facilities on time and within design specifications.

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

Acoustical Material-Based Solutions. We believe that we are a leader in the development and manufacturing of continuously processed coated and laminated materials that reduce noise and vibration. Our proprietary Quiet Steel® is engineered to meet a variety of needs in the markets that we serve. The automotive industry is currently the largest market for metal composites, which are being used to replace solid sheet metal parts, including body panels, floor pans, wheel wells, oil pans, valve covers and front engine covers. We are evaluating Quiet Steel® for use in other components within appliances, lawn and power equipment, building products and HVAC products. We produce Quiet Steel® products at our Elk Grove Village, Walbridge and Eisenach, Germany locations. Quiet Steel® is also manufactured in Brazil, through our joint venture with Tekno; in Korea, through our strategic alliance with Hae Won; and in Malaysia through our strategic partners.

We anticipate continued expansion through these strategic alliances. We received our first purchase order for brake shims in Southeast Asia during the third quarter of fiscal 2007, so we now are producing brake shim materials in all four major markets: North America, Europe, Asia and South America. We believe this business, coupled with our agreement with Hae Won, will enable us to expand our presence in the Asian market. In addition, during fiscal 2009, we established a trading company in Shanghai, China to enable us to better serve the growing Chinese market for our products. Management also believes that our Application Research Center in Michigan and our Application Development Center in Europe provide us with state-of-the-art facilities in which to accelerate the development of new products and technologies. Acoustical material-based solutions represented approximately 50% of consolidated net sales in each of fiscal years 2009, 2008 and 2007.

Coated Material-Based Solutions. We continue to be recognized for our research and development and new product and process development activities involving the continuous, high-speed, roll-to-roll coating of metal. Our coated material-based solutions include painted, EG protective and decorative coatings applied to coiled metal of various widths and thicknesses, in a continuous, high-speed, roll-to-roll process. Coated metal material-based solutions represented approximately 50% of consolidated net sales in each of fiscal years 2009, 2008 and 2007.

We believe that coil coating is the most environmentally safe and energy-efficient method available for applying paint and other coatings to metal. In the process, sheet metal is unwound from a coil, cleaned, leveled, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers which fabricate the coated metal into finished products that are sold in a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. The finished product of prepainted or coil-coated metal is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. Our coated products are primarily used by manufacturers of automotive products, building products, appliances, HVAC, and lighting. Manufacturers that use prepainted materials can eliminate or significantly reduce on-site post-fabrication paint lines and the associated costs. Prepainted materials also facilitate the adoption of just-in-time and continuous process manufacturing techniques providing lower manufacturing costs and improved product quality. Use of prepainted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing. Our strategy in coil coating has been to produce high-volume, coated products at low cost, as well as to identify, develop and produce specialty niche products meeting specific customer requirements.

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

Electrogalvanizing is a corrosion resistant steel coating process used primarily in the manufacture of automobile and light-truck body skins. We manufacture EG solutions at our MSC Walbridge facility in Walbridge, Ohio. MSC Walbridge has the ability to provide a full complement of pure zinc and zinc-nickel plated products and organic coatings that offer corrosion resistance, as well as forming and cosmetic advantages over competitive products, such as plastic and hot dip galvanized steel. Most EG customers are suppliers of steel to the United States automobile industry. We believe that MSC Walbridge is the only facility in North America capable of meeting the wide-width EG and paint coating steel demand in a single pass through its line.

Competition

The markets for our material-based solutions, both acoustical and coated, are highly competitive, both domestically and internationally. There are competitors in each product market we serve, some of which have greater resources than we do. Some of our competitors in the coated market include Shiloh Industries Inc., Roll Coater, Inc. and Precoat Metals, a division of Sequa Corporation.

In the acoustical market, we believe that our technology, product development capability, technical support and customer service place us in a strong competitive position. The competition for Quiet Steel® includes other metal-to-metal laminates, as well as mastics, doublers and other add-on damping treatments, which add cost, complexity and weight in their applications.

Our coated material-based solutions compete with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping and brushing. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on the basis of price, quality, manufacturing capability and customer service. The domestic coil coating market is characterized by excess production capacity which also leads to extreme price competition in the market. Although there can be no assurance, we expect that the market penetration of coated metal (coil coating) will increase as a result of more stringent environmental regulation applicable to our customers and because of the energy efficiency, quality and cost advantages provided by prepainted metal as compared to post-fabrication painting, particularly in high-volume manufacturing operations.

Competition for the production and sale of EG steel for the automotive industry consists primarily of both foreign-owned and domestic-owned steel companies that manufacture EG steel in the United States either directly or through joint ventures. Limited quantities of EG steel are imported into the United States from foreign steel suppliers. Although the domestic steel industry has strengthened during the past several years, it continues to go through a period of consolidation through mergers. These factors, along with increased domestic competition from international companies, have affected our EG business and the availability and cost of steel substrate. In addition, the use of automotive quality hot dip galvanized steel continues to make inroads into the EG market. We are unable to determine the effect, if any, on the market resulting from the substitution of other materials, changes in galvanizing technology, existence of excess capacity and the entrance of additional capacity.

International

We believe that significant international opportunities exist for MSC, particularly for our acoustical products. In an effort to capitalize on these opportunities, we maintain certain distribution, manufacturing, licensing and royalty agreements with agents and companies in Europe, South America and Asia that cover our Quiet Steel® products. These agreements provide us with the opportunity for market expansion in those geographic areas. To further the penetration of our acoustical products in the European market, we entered into a strategic alliance with ArcelorMittal in fiscal 2005. This alliance allows for the expanded manufacturing, technical support, marketing and sales of our Quiet Steel® products to foreign automotive manufacturers. We have continued to increase our penetration in the European brake market as our German brake sales increased by approximately 5% in fiscal 2009 compared with fiscal 2008, on top of 38% growth in fiscal 2008. To further the penetration of our acoustical products in the Asian market, we entered into an agreement with Hae Won to produce Quiet Steel® and other decorative laminate products. In the latter part of calendar 2007, we installed a laminating line in Hae Won’s facility. Hae Won has begun making lease payments for the equipment, and production began in calendar 2008. In addition, we have numerous Asian initiatives designed to help us penetrate this growing market. Through our sales and technical offices in Korea, and China, we continue to expand existing relationships with appliance, electronic and automotive manufacturers. We continue to pursue a variety of other business relationships, including direct sales, distribution agreements, licensing, acquisitions and other forms of partnering to increase our international sales and expand our international presence.

The following table shows our domestic and foreign net sales for fiscal years 2009, 2008 and 2007:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
Net Sales ($ in millions)	$	%	$	%	$	%
Domestic	$177.0	95	$225.7	96	$253.0	96
Foreign	10.0	5	9.3	4	9.6	4
Total	$187.0	100	$235.0	100	$262.6	100

Long-lived assets that we own in foreign countries were $5.7 million, $6.9 million and $5.0 million as of February 28 or 29, 2009, 2008 and 2007, respectively. The remaining $42.1 million, $60.4 million and $69.9 million in long-lived assets at February 28 or 29, 2009, 2008, and 2007, respectively, were in the United States.

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

We employ certain individuals with noise, vibration and harshness (“NVH”) experience, using a proven sales methodology for penetrating the automotive markets we serve. We believe that these individuals will also be able to increase penetration of these products in non-automotive markets and it is important we retain these individuals so we can continue to develop solutions that support the growth in sales of all laminate products. All of our selling activities are supported by technical service departments, which aid customers in the choice of available materials and their use in customers’ manufacturing processes.

We estimate that customers in the automotive industry were the end users for approximately 67%, 70% and 69% of our net sales in fiscal 2009, 2008 and 2007, respectively. We also estimate that customers in the building products market were the end users for approximately 9%, 12% and 12% of net sales in fiscal 2009, 2008 and 2007, respectively.

Due to concentration in the automotive industry, we believe that sales to individual automotive companies, including indirect sales, are significant. See Item 1A, “Risk Factors,” for more discussion on automotive sales. The following table shows direct sales to our significant customers as a percentage of consolidated net sales for fiscal 2009, 2008 and 2007.

	% of Consolidated Net Sales
Customer	Fiscal 2009	Fiscal 2008	Fiscal 2007
Ford Motor Company	16%	20%	19%
General Motors Corporation	15%	13%	13%
Chrysler LLC	12%	11%	13%
Steel Technologies (formerly Mitsui Steel)	11%	11%	10%

We believe that additional business opportunities exist for the sale of our acoustical material solutions as a result of the increased presence in the United States by foreign automotive manufacturers, and we are concentrating our marketing and sales efforts accordingly.

Backlog. Our backlog of orders as of February 28, 2009, was approximately $21.5 million, all of which is expected to be filled during the remainder of fiscal year 2010. Our backlog as of February 29, 2008, was approximately $30.6 million.

Raw Materials. We are generally not dependent on any one source for raw materials or purchased components essential to our business for which an alternative source is not readily available. We are, however, affected by the price and availability of certain raw material inputs such as steel, zinc, nickel and natural gas. The shortage of available metal and higher metal prices continue to affect each of the markets we serve. Thin-gauged, wide-width material for use in the manufacture of Quiet Steel® for body panels for the automotive industry can be difficult to obtain. The price of zinc, nickel and natural gas has been quite volatile in fiscal 2009 and 2008, which has affected our profitability. See Item 1A, “Risk Factors,” for more discussion on raw material inputs. We participate in purchasing programs supported by our customers, usually large original equipment manufacturers, to maintain an adequate supply of metal at the best available price.

Seasonality. We believe that our business, in the aggregate, is not subject to significant swings in seasonal demand. However, some of our products, such as materials used for building products, experience greater demand in some seasons. In addition, changes in production cycles in the automotive industry, particularly around model changes and summer and holiday shutdown periods, can affect sales in those periods.

Environmental Matters

We believe we operate our facilities and conduct our business, in all material respects, in accordance with applicable environmental laws. We spent approximately $1.8 million ($0.2 million on capital projects and $1.6 million of expense) for maintenance and installation of environmental controls at our facilities in fiscal 2009 and have budgeted expense of approximately $1.3 million for fiscal 2010. For additional information regarding our environmental matters, see Item 3, “Legal Proceedings,” and Note 4 of the Notes to the Consolidated Financial Statements, entitled “Commitments and Contingencies.”

Research and Development

We spent approximately $4.5 million in fiscal 2009 for product and process development activities compared with $6.6 million and $5.7 million, in fiscal 2008 and 2007, respectively. The decrease in research and development spending during fiscal 2009 reflected management efforts to reduce expenses and conserve capital during the uncertain economic conditions present in fiscal 2009.

We are dedicated to our research and development efforts, often initiating technological process developments in the industry. To build upon our position as a leader in the industry, we opened our Application Research Center in Michigan in June 2006. This testing and development center provides technical and development facilities for all of our products with a concentration on NVH for the continued engineering, application and validation of our NVH material solutions. We substantially completed the expansion of our Application Development Center in Europe in January 2007. This facility has enhanced our ability to develop, test and market our NVH solutions in Europe.

When possible, we seek patent and trademark protection for our products. We own, or are licensed under, a number of U.S. and foreign patents, patent applications, trademarks and trademark applications. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal terms of patents in the various countries where patent protection is obtained. While we consider our various patents, patent applications, trademarks and trademark applications to be important, we do not believe that the loss of any individual patent, patent application, trademark or trademark application would have a material adverse effect upon our business as a whole.

Employees

As of February 28, 2009, we had 372 full- and part-time employees, which compares with 543 as of February 29, 2008, or a reduction of approximately 30%. Of this number, approximately 126 were engaged in selling, general and administrative activities. Our Walbridge production employees are covered by a union contract expiring in September 2010. The production employees at our Elk Grove Village location are covered by a union contract expiring in February 2010. Employees at our Eisenach, Germany facility are not represented by a union. Our union employees are vital to our operations. We consider our relationships with our employees and their unions to be good.

Available Information

MSC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our Web Site at www.matsci.com as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). We will also furnish paper copies of such filings free of charge upon request. Our corporate headquarters are located at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, and our telephone number is (847) 439-2210. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant

As of May 1, 2009, our executive officers, who are elected by and serve at the discretion of our Board of Directors, are as follows:

Executive Officer	Age	Position(s)	Executive Officer Since
Clifford D. Nastas	46	Chief Executive Officer	2001

James M. Froisland	58	Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary	2006

John M. Klepper	62	Vice President, Human Resources	2003

Michael R. Wilson	48	Vice President, Global Operations	2008

Robert R. Rogowski	50	Vice President and Corporate Controller	2007

Matthew M. Murphy	42	Vice President, Global Transportation	2008

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

James M. Froisland. On June 21, 2006, Mr. Froisland was named our Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary. Prior to this role, Mr. Froisland served as Senior Vice President, Chief Financial Officer and Chief Information Officer at InteliStaf Healthcare, Inc., a private provider of healthcare staffing services, from May 2002. He has also held executive and senior finance, accounting and information technology positions with a number of other companies including Burns International Services Corporation, Anixter International Inc., Budget Rent A Car Corporation, Allsteel Inc. and The Pillsbury Company. Mr. Froisland started his career with KPMG LLP and is a Certified Public Accountant. Mr. Froisland is also a Director of Westell Technologies, Inc.

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

Robert R. Rogowski. On February 19, 2007, Mr. Rogowski joined us as our Vice President and Corporate Controller. From 1992 until 2007, Mr. Rogowski held several positions at WMS Industries Inc., a gaming company, including the executive officer position of Vice President-Finance and Controller from 2000 to 2005 and from 2005 to 2007, Vice President – Business Solutions. He previously served in several positions for Sara Lee Corporation. Mr. Rogowski is a Certified Public Accountant.

Matthew M. Murphy. Mr. Murphy has served as Vice President, Global Transportation Sales and Marketing since March 2008. Prior to this position, Mr. Murphy held numerous positions with MSC including Plant Manager at the MSC Walbridge Coatings facility from May 2007 through March 2008; Director of Automotive Sales and Marketing from March 2005 to May 2007; Marketing Manager of Automotive Accounts from December 2002 to March 2005; and Strategic Account Manager from April 2001 to December 2002. Prior to joining MSC, Mr. Murphy held positions in manufacturing, sales and marketing with General Motors Corporation, AlliedSignal Inc. and GW Plastics, Inc.

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

Outlined below are some of the risks that we face that could affect the business and financial position for fiscal 2010 and beyond. However, they are not the only risks that we face. There may be additional risks that are not presently known or that management currently believes are immaterial that could also negatively affect our business or financial statements.

The recent unprecedented deterioration in the global economy, global credit markets and the financial services industry has severely and negatively affected the automotive and U.S. housing industries, our major markets, and, as a result, our business, financial position and liquidity.

The current economic crisis arising out of the subprime mortgage market collapse and the resulting worldwide financial industry turmoil has resulted in a severe and global tightening of credit and a liquidity crisis. As a result, nearly every major economy in the world now faces a widespread reduction of business activity, seized-up credit markets and increased unemployment.

A significant portion of our revenues are received from customers in the automotive and U.S. housing industries. Purchases of new vehicles and homes are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The above-described economic conditions have led to a dramatic decline in the housing markets in the United States and low consumer confidence, which has resulted in decreased housing development and delayed and significantly reduced purchases of durable consumer goods, such as automobiles. As a result of these factors, many of our customers significantly reduced their production schedules during the latter part of fiscal 2009, and their production schedules for fiscal 2010 are expected to remain at decreased levels. In addition, sales of trucks and sports utility vehicles, which account for a disproportionate amount of our sales of Quiet Steel®, are declining against car sales as consumers migrate to more fuel efficient vehicles. Further economic decline that results in further significant reduction in the automotive or U.S. housing industries and a continued shift away from trucks and sports utility vehicles would have a further material adverse effect on our sales and results of operations.

Our three largest customers, Ford, General Motors and Chrysler, have all announced significant restructuring actions in an effort to improve profitability and remain solvent. The North American automotive manufacturers are burdened with substantial structural and embedded costs, such as facility overhead, as well as pension and healthcare costs, that have caused them to seek government financing, discuss the possibility of bankruptcy, and, in the case of Chrysler, file for bankruptcy. Automakers in other markets in the world are also experiencing difficulties from a weakened economy, tightening credit markets and reduced demand for their products. The automotive supply base in turn has also been faced with severe cash flow problems as a result of the significantly lower production levels of vehicles, increases in certain raw material, commodity and energy costs, and restricted access to additional liquidity through the credit markets. Several suppliers have filed for bankruptcy protection or ceased operations.

Severe financial difficulties, including bankruptcy, of any automotive manufacturer or significant automotive supplier would have a significant disruptive effect on the entire automotive industry, leading to supply chain disruptions and labor unrest, among other things. For example, if a parts supplier were to cease operations, it could force the automotive manufacturers to whom the supplier provides parts to shut down their operations. This, in turn, could force other suppliers, including us, to suspend production of products for these automotive manufacturers. Severe financial difficulties at any of our major suppliers could also have a material adverse effect on us if we are unable to obtain, on a timely basis, the quantity and quality of components or materials we require to produce our products.

The recent unprecedented deterioration in global and U.S. economic conditions, the current downturn in the automotive and U.S. housing industries and the business condition of our major customers has already negatively affected our revenues, profitability, operating results and cash flow, and the continuation or worsening of these industry conditions would exacerbate these effects and may make it necessary for us to take further restructuring actions and charges. If any more of our automotive or housing industry customers becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from such customer or realize the value of assets, including inventory, would be adversely affected, we may incur impairment charges and any payment we received in the preference period prior to a bankruptcy filing may be potentially recoverable from us by the bankrupt company.

Our access to credit may be limited.

Although we currently have a $15 million credit line, our ability to draw on that line of credit is limited by outstanding letters of credit and by a borrowing base of accounts receivable and liens on other assets of the Company, including inventory, equipment, real property and intellectual property. At February 28, 2009, the net amount available to us under the line of credit was $6.0 million due to borrowing base limitations. There can be no assurances that we will continue to have access to this portion or any of the credit line if our operating and financial performance do not satisfy relevant borrowing base criteria. If we do not satisfy borrowing base criteria, and if we are unable to secure necessary waivers related to the borrowing base or other amendments from the lender of the credit line, we will not have access to this credit. In addition, the lender may, at its discretion, modify the percentage used in computing the borrowing base, which may limit the amounts available for future borrowings.

Although we believe that our operating cash flow, financial assets and access to credit will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that they will do so. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could have a negative material effect on our operations and financial condition.

We are under substantial pressure from customers to reduce the prices of our products.

There is substantial and continuing pressure on automotive suppliers to reduce costs, including the costs of products we supply. Cost-cutting initiatives that our larger customers have adopted generally result in increased downward pressure on pricing. Because of their purchasing size, they can influence market participants to compete on price terms. Price reductions to customers appear to have become a regular feature of our business environment.

To maintain our profit margins, we seek price reductions from our suppliers, improve production processes to increase manufacturing efficiency, update product designs to reduce costs and develop new products, the benefits of which support stable or increased prices. Our ability to pass through increased raw material costs to our customers is limited, with cost recovery often less than 100% and often on a delayed basis. We cannot assure you that we will be able to reduce costs in an amount equal to price reductions and increases in raw material costs. If we are unable to generate sufficient cost savings in the future to offset price reductions, our gross margins may decrease and our results of operations may otherwise be adversely affected.

We face intense competition in the acoustical and coated application industries and failure to successfully compete may negatively affect our business and financial performance.

We operate in a highly competitive business environment and face intense competition from a growing number of competitors, including an increasing number of foreign-based competitors, which may have greater resources than we. The elements of competition include price, quality and customer service. In the past, our competitors, especially global competitors with low cost sources of supply outside the United States, have aggressively priced their products and/or introduced new products in order to increase market share. If we are unable to compete in this highly competitive environment, our business and financial performance could be negatively affected.

We rely on sales to a small number of customers; the loss of any one of these customers could have an adverse effect on revenues and profits.

We derive a substantial portion of our revenue from a limited number of customers (most of which are North American automobile manufacturers) and the loss of any one of these customers could adversely affect our operations. In fiscal 2009, our three largest customers, Ford, General Motors and Chrysler, represented 16%, 15% and 12% of consolidated net sales, respectively. During the past several years, these customers have lost market share in the United States, primarily to Asian competitors. Although we are actively targeting these Asian competitors as potential customers, any further market share loss by these North American-based automakers could have a material adverse effect on our business. In fiscal 2009, these automakers continued with significant production cuts, which reduced the demand for our acoustical and coated products and hurt our profitability.

Our three largest customers all have major union contracts with the same automobile workers’ unions. Any extended work stoppage could have a material adverse effect on our operating results and financial position.

Our three largest customers, and many of their key suppliers, have major union contracts with the same automobile workers unions. Some of these union contracts may expire or be subject to modification during fiscal 2010. Any extended work stoppage which may occur during these negotiations could have a material adverse effect on our operating results and financial position.

The volatility in the price and availability of raw material and other inputs used by us, particularly steel, zinc, nickel, natural gas and electricity, could adversely affect our ability to conduct business both timely and profitably.

In recent years, there has been a shortage of certain readily available metals that meet the requirements of our customers. These shortages adversely affect our ability to deliver products to our customers on a timely and economical basis. In conjunction with that shortage and rising material costs, the cost of certain metals used in our products has risen dramatically over the past few years, which has caused us to increase prices in a competitive market and/or absorb higher costs. Our future profitability may be adversely affected to the extent we are unable to pass higher raw material costs to our customers. In addition, we may be adversely affected by declines in raw material costs, if we are unable to dispose of higher cost inventory in a timely manner.

In fiscal 2008, we experienced a dramatic increase in the cost of nickel which is a critical element in the production of certain parts. We entered into a long-term purchase contract to curtail the increase in cost and we passed some of this cost increase onto our customers, but we experienced a significant decrease in our profitability. In fiscal 2009, nickel prices declined from their previous levels, and declines in demand resulted in our holding purchase contracts for more nickel than we anticipate we will need, at prices higher than market. If demand remains low, we may be unable to fulfill our obligations under the contracts. As a result, we recorded a $0.9 million charge to income under derivative accounting rules.

In fiscal 2009, we experienced increases in the cost of natural gas. We entered into a long-term purchase contract to mitigate the increases. During the fourth quarter of fiscal 2009, declines in natural gas prices, and in demand for our products, meant that we had commitments for gas purchases in excess of our projected usage, at prices higher than market. If demand remains low, we may be unable to fulfill our obligation under the contract. As a result, we recorded a $1.3 million charge to income under derivative accounting rules.

In fiscal 2008 and 2007, there was dramatic volatility in the price of zinc. Increases in raw material prices, such as for zinc, and prices of electricity and other energy sources adversely affect our profitability. See the discussion in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and in Note 18 of the Notes to the Consolidated Financial Statements entitled “Commodity Contracts.”

The acceptance of our brake damping materials, engine components and body panel laminate parts by customers in North America, Europe and Asia is critical to our financial performance.

We have made a significant investment in the design and development of our material-based solutions to address NVH problems in the automotive industry. If these solutions are not marketed successfully in North America, Europe and Asia, our results of operations and financial position may be adversely affected.

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

The highly competitive nature of our industry requires that we effectively execute and manage our business including our operating initiatives, which aim to reduce costs and drive productivity and quality improvements. Our inability to effectively control costs and drive productivity improvements could affect our profits. In addition, our failure to provide high-quality, innovative products could adversely affect our ability to maintain or increase our sales, which could negatively affect our revenues and overall financial performance. Additionally, our success depends on successful new product and process development. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets, and our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets on a timely basis.

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

Our success is highly dependent upon the services of key personnel in all areas of our business including, but not limited to, senior management, sales (including people trained in our NVH sales methodology) and operations, administration and finance. The loss of the services of one or more of these people could have an adverse effect upon the business and plans for future development. In addition, we have significantly reduced administrative and management positions in past years as a result of cost-cutting initiatives. Lack of management resources could affect our ability to operate and compete in our industry.

Our business could be negatively affected by deterioration in labor relations.

As of February 28, 2009, we had 372 full- and part-time employees, of which approximately 47% were represented by labor unions with separate collective bargaining agreements. In the fourth quarter of fiscal 2010, we expect to begin discussions with a labor union regarding the collective bargaining agreement covering some of our union employees in Elk Grove Village. As these agreements expire, we cannot be assured that we will be able to renew the collective bargaining agreements on the same or similar terms, or at all, which could affect our business, results of operations or financial condition. Moreover, if new labor agreements are negotiated, there can be no guarantee that the agreements will be at satisfactory terms with regard to the efficiency and productivity of the work force. Further, we cannot be assured that we will not be subject to work stoppages that could have a material adverse effect on our business, results of operations or financial condition.

Our ability to utilize net operating loss carryforwards and tax credits may be limited.

As of February 28, 2009, we had net operating loss carryforwards (“NOLs”) and tax credits of approximately $5.7 million for federal income tax purposes that will begin to expire in 2014. These NOLs and tax credits may be used to offset future federal tax liabilities to the extent we generate any taxable income. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs and tax credits if the corporation experiences a majority ownership change as defined in Section 382. In general terms, a majority ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that a majority ownership change has occurred, or were to occur, utilization of our NOLs and tax credits would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOLs and tax credits.

As of February 28, 2009, we believe that there has not been a significant change in our ownership during the prior three years, as defined in Section 382. However, there is no assurance that we will not undergo a majority ownership change in the future. Further, because an ownership change for federal tax purposes can occur based on transactions by our existing stockholders, whether we undergo a majority ownership change may be a matter beyond our control.

A full valuation allowance for these NOLs and tax credits have been setup after analyzing the ability of the Company to generate sufficient taxable income to use the benefit of these NOLs.

Overcapacity in the coil coating industry could negatively affect our business.

Excess capacity continues to exist in the domestic coil coating market, resulting in extreme competition in pricing, terms of sale and facility utilization. These effects related to excess capacity could negatively affect our profitability.

Shifts in supply models could adversely affect our revenue and profits.

As market conditions change, shifts in the supply model for certain products may occur. We must adapt our pricing strategy accordingly which may affect the comparability of revenues, operating margins and working capital for the fiscal years presented.

We are no longer listed on the New York Stock Exchange; our common stock is traded in the Over-The-Counter market.

The recent delisting of our common stock by the NYSE and the movement of trading of our common stock to over-the-counter markets could materially and adversely affect our business and the price of our common stock. It could, among other things, reduce our stockholders’ ability to buy and sell our common stock, reduce the number of investors willing to hold or acquire our common stock, or inhibit our ability to arrange financing or access the public capital markets. Any of these occurrences could negatively affect the market price of our common stock or cause the market price to become more volatile. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease facilities with an aggregate of approximately 1,081,000 square feet of space. In addition to the principal physical properties we use in our manufacturing operations as summarized in the table below, we lease sales and administrative offices pursuant to operating leases.

In fiscal 2008, we committed to selling our Middletown, Ohio facility and equipment, and reclassified these as Assets Held for Sale. In fiscal 2009, we sold the assets and real property located in Morrisville, Pennsylvania. Additional information concerning these transactions and events is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We consider all of our principal facilities to be in good operating condition and sufficient to meet our near term operating requirements.

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

Item 3. Legal Proceedings

Environmental Matters

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters as detailed below. We record these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. There are a number of assumptions that are made, including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties (“PRP”) and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. We believe our range of exposure for these proceedings and known sites is $1.6 million to $2.9 million, as of February 28, 2009, and have approximately $1.6 million in our environmental reserves recorded in our consolidated balance sheet.

In 1984, MSC was named as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at a Superfund site in Gary, Indiana. The U.S. District Court for the Northern District of Indiana entered a Consent Decree between the government and certain PRPs (including MSC) on the scope of the remediation work at the site. We receive periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including MSC) to manage the remediation project. In late December 2005, we received an update indicating that the projected remediation costs would increase significantly due primarily to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed and increased oversight costs of the United States Environmental Protection Agency (“USEPA”). Accordingly, we treated the cost update as a change in estimate and increased our reserves related to the matter by $0.5 million in the second quarter of fiscal 2006 to reflect our share of the increased remediation costs. In June 2008, the environmental consultant revised the cost estimates for completion of the remediation. The cost estimates increased significantly due to several factors, including operating issues at the site, higher energy costs and changes in planned remediation solutions. The

Company increased its reserve for this site by $0.7 million, to $1.1 million, in May 2008 based on the new estimate to reflect our share of the increased estimated remediation. The estimated range of our remaining liability for this site is $1.1 million to $1.9 million at February 28, 2009. Remediation work is ongoing and we maintain a letter of credit for approximately $1.2 million to secure our obligation to pay our estimated share of the remediation expenses at the site.

In 2003, MSC, along with many other companies, was named as a PRP by the USEPA under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois Environmental Protection Agency (“ILEPA”) has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. In the third quarter of fiscal 2008, the ILEPA hosted a status update meeting regarding the ongoing work at the Lake Calumet site. ILEPA counsel advised that the ILEPA would be sending a letter to all PRPs to ask them to reimburse ILEPA for its costs to remediate conditions at the site. Consequently, we increased our environmental reserve of less than $0.1 million for this site by $0.2 million to approximately $0.2 million in fiscal 2008. In the third quarter of fiscal 2009, the Company increased its reserve for this site by approximately $0.1 million based on a revised estimate of the costs to complete the remediation. The estimate of our liability for this site is $0.3 million at February 28, 2009.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and numerous other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California for surface, soil and ground water contamination associated with former waste handling activities at the Chatham Site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the Chatham Site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site and has approved a Remedial Action Plan for long-term remediation at the site. Remediation of the site is expected to last well into the future. In the third quarter of fiscal 2009, the Company received a revised estimate of the costs to complete the remediation of the site. The Company increased its reserve for this site by $0.1 million as of November 30, 2008, based on the new estimate to reflect our share of the increase to the estimated remediation costs. The estimate of our liability for this site is $0.2 million at February 28, 2009.

In December 2004, the purchaser of our former Pinole Point Steel facility received a letter from the California Regional Water Quality Control Board requesting an investigation of contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation efforts may be required. We believe that any such contamination occurred prior to our acquisition of the facility in 1997 and, therefore, the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, we may be required to do so. We are unable to estimate the potential liability, if any, in this matter due to the limited information provided to date.

On September 19, 2007, the Pennsylvania Department of Environmental Protection (“PDEP”) and the USEPA performed a hazardous waste inspection at our Morrisville, Pennsylvania facility and found hazardous paint waste on site for more than the 90 day allowable period. In January 2008, we were notified that the PDEP and USEPA would fine us $0.1 million. On April 1, 2008, the violation was settled for $0.1 million. We sold the property in fiscal 2009.

For additional information regarding our environmental matters, see Note 4 of the Notes to the Consolidated Financial Statements entitled “Commitments and Contingencies.”

Other Matters

We are also a party to various legal actions and customer disputes arising in the ordinary course of our business. We believe that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to our shareowners during the fourth quarter of fiscal 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.02 par value, was listed on the New York Stock Exchange (“NYSE”) under the symbol “MSC” until March 25, 2009, when it was suspended from trading on the NYSE. Our common stock was subsequently delisted from the NYSE and is currently quoted on the OTC Bulletin Board (OTCBB) under the symbol “MASC.” The table below sets forth, by fiscal quarter, the high and low closing sales prices of our common stock during the past two fiscal years as reported by the NYSE.

Fiscal Year	Fiscal Quarter	High	Low
2009	1st	$8.67	$6.73
	2nd	8.20	7.21
	3rd	7.80	1.30
	4th	2.04	0.90

Fiscal Year	Fiscal Quarter	High	Low
2008	1st	$10.95	$9.19
	2nd	13.15	8.50
	3rd	11.10	7.56
	4th	8.26	5.41

There were 559 stockholders of record of our common stock at the close of business on May 8, 2009.

Dividends

MSC has not paid cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. Management currently anticipates that all earnings either will be retained for development of our business or will be used to repurchase our common stock. If business circumstances should change, the Board of Directors may declare and instruct us to pay dividends. However, our ability to pay cash dividends on our common stock is limited by certain covenants contained in our credit agreements (see Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness”).

Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
December 1—December 31, 2008	—	$—	—	868,971
January 1— January 31, 2009	—	—	—	868,971
February 1—February 28, 2009	52,100	1.12	52,100	816,871
Total	52,100	$1.12	52,100	816,871
(1)	On January 7, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock with no set expiration date. As part of our existing stock repurchase program, (i) in February 2008 we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purchase of shares having an aggregate dollar value of $1.0 million, and (ii) in December 2008, we entered into a similar plan for the purchase of 868,971 shares. The January 2008 authorization does not have an expiration date. The February 2008 10b5-1 trading plan expired in the first quarter of fiscal 2009 when the aggregate amount of shares had been purchased; the December trading plan expires on the earlier of December 31, 2009 or when the aggregate number of shares has been purchased. There were 816,871 shares remaining under these authorizations as of February 28, 2009.

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

Selected Financial Data

Material Sciences Corporation and Subsidiaries

(Dollars and number of shares in thousands, except per share data)	Fiscal Year
	2009	2008	2007	2006	2005
					(unaudited )
Statement of Operations Data
Net Sales	$187,026	$234,991	$262,627	$286,614	$263,323
Gross Profit	11,085	24,276	41,880	50,839	55,071
Income (Loss) from Continuing Operations Before Income Taxes	(25,628)	(10,821)	8,705	14,221	6,727
Income (Loss) from Continuing Operations	(33,111)	(6,464)	6,287	7,262	3,246
Net Income (Loss)(1)	(33,111)	(6,464)	6,287	5,265	(283)
Diluted Net Income (Loss) from Continuing Operations Per Share	(2.41)	(0.45)	0.43	0.50	0.23
Diluted Net Income (Loss) Per Share	$(2.41)	$(0.45)	$0.43	$0.36	$(0.01)
Balance Sheet Data
Working Capital	$33,176	$52,473	$56,204	$54,619	$45,346
Net Property, Plant and Equipment	47,746	67,301	74,904	73,138	74,560
Total Assets	110,039	164,315	188,438	175,518	169,989
Total Long Term Liabilities	13,824	14,576	9,191	9,748	10,573
Total Debt	—	—	—	—	1,100
Shareowners’ Equity	74,220	115,132	127,206	122,627	116,782
Average Capital Employed(2)	$94,676	$121,169	$124,917	$120,255	$136,870
Cash Flow Data
Depreciation, Amortization and Accretion	$10,671	$11,389	$10,919	$11,526	$11,802
Net Cash Provided by (Used in) Operating Activities	(1,840)	12,907	14,538	20,276	5,434
Capital Expenditures	$3,720	$6,694	$14,707	$8,449	$5,117
Financial Ratios
Gross Profit as a % of Net Sales	5.9%	10.3%	15.9%	17.7%	20.9%
SG&A Expenses as a % of Net Sales	18.1%	15.5%	12.8%	12.8%	15.5%
Income (Loss) from Continuing Operations
Before Income Taxes as a % of Net Sales	(13.7%)	(4.6%)	3.3%	5.0%	2.6%
Net Income (Loss) as a % of Net Sales	(17.7%)	(2.8%)	2.4%	1.8%	(0.1%)
Research and Development as a % of Net Sales	2.4%	2.8%	2.2%	0.9%	1.7%
Effective Income Tax Rate on Continuing Operations(3)	(29.2%)	40.3%	27.8%	48.9%	51.7%
Return on Average Shareowners’ Equity	(35.0%)	(5.3%)	5.0%	4.4%	(0.2%)
Return on Average Capital Employed	(35.0%)	(5.3%)	5.0%	4.4%	(0.2%)
Total Debt to Total Capital Employed	0.0%	0.0%	0.0%	0.0%	0.9%
Other Data
Per Share Information:
Book Value	$5.41	$8.02	$8.70	$8.35	$8.10
Market Price:
High	$8.67	$13.15	$13.33	$16.30	$18.16
Low	$0.90	$5.41	$8.72	$11.21	$8.77
Close	$1.01	$7.38	$10.77	$13.01	$15.45
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,716	14,358	14,622	14,690	14,415
Shareowners of Record	559	607	518	549	608
Number of Employees(4)	372	543	583	557	562
(1)	In 2009, MSC recorded a charge of $17,466 related to the valuation allowance for deferred tax assets; a charge of $8,092 related to long-lived asset impairment; a gain, of $5,897 on the sale of the assets and real property located in Morrisville, Pennsylvania; and a charge, of $2,206 related to forward purchase contracts for nickel and natural gas. In 2008, MSC recorded a charge, net of tax, of $787 related to goodwill impairment. In 2006, the Company recorded a loss, net of tax, on the sale of the Electronic Materials and Devices Group (“EMD”) of $139; a loss, net of tax, on discontinued operations of EMD of $1,930; income, net of tax, on the discontinued operations of Pinole Point Steel of $72; and a pretax restructuring charge of $218.
(2)	Average capital employed represents the average of the total debt and stockholders’ equity at the beginning and ending of the fiscal year.
(3)	See Note 9 to the Consolidated Financial Statements entitled “Income Taxes.”
(4)	Represents full- and part-employees from continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We report segment information based on how we view our business for evaluating performance and making operating decisions. For the periods discussed in this Item 7, we report results on the basis of one reportable segment. Our one segment focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions consist of layers of metal and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts; brake dampers; engine parts; appliances; heating, ventilation and air conditioning (“HVAC”); and computer disk drives. Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, appliance and lighting markets. We utilize a significant level of shared assets and personnel across each of our product categories. It is common for a single customer to purchase products from several different product categories.

The general state of the principal industries in which we operate presents a number of risks including the following:

•

Uncertainty of North American Automobile Industry – The three largest North American automobile manufacturers, which are also our largest customers, continue to suffer from a depressed economic climate; strong foreign competition; downward pressure on prices; and complex, inflexible cost structures. The significant downturn in the fourth fiscal quarter of 2009 led to US government intervention in the industry, including emergency loans to two of the manufacturers, General Motors and Chrysler, and mandated reorganizations of those two companies. Chrysler has filed for bankruptcy, and General Motors may be forced to do so if its reorganization does not satisfy federal overseers. The total number of vehicles sold in the United States, domestic and foreign, continues to decline. Recent projections of vehicle sales for 2009 are under 9 million units; approximately half of recent peak volumes. Domestic automakers all continue to lose share of this declining market to foreign competitors. Sales of trucks and sports utility vehicles, which account for a disproportionate amount of our sales of Quiet Steel®, are declining against car sales as consumers migrate to more fuel-efficient vehicles. Labor costs also continue to challenge the domestic automakers. All of these factors could adversely affect our revenues and profits.

•

Soft housing conditions – The recent decline in economic activity has affected the housing market, which we supply directly through building products, and indirectly through sales of appliances and other products. Significant declines in housing starts and remodeling activity have a negative effect on our results.

•

Pricing and Availability of Materials – The pricing of materials includes the cost of steel, zinc and nickel, as well as, but not limited to, the cost of energy and the cost of petroleum-based products. The prices of these materials have risen in the past several years but have recently declined. In particular, thin-gauged, wide-width substrates are often difficult to obtain. The volatility of these prices affects our profitability, as we are not always able to efficiently pass price changes on to our customers.

•	Overcapacity – Excess capacity continues to exist in the domestic coil coating and electrogalvanizing markets resulting in extreme competition in pricing, terms of sale and facility utilization.
•

Shift in Supply Models – Our customers develop certain supply strategies, which encompass using vendors and channels of distribution which match their production processes. As market conditions change, shifts in the supply model for certain products may occur. We must adapt our pricing strategy accordingly, which may affect the comparability of the revenues, operating margins and working capital for the fiscal years presented. In fiscal 2007, we lost a significant portion of our hard disk drive business due to a change in disk drive design methodology at our largest customer in this sector. In fiscal 2008, design changes at our automotive customers adversely affected the volume of fuel-tank products we sold.

We continue to evaluate our processes to improve operating effectiveness and better manage our production costs. We have taken a disciplined approach to evaluating and implementing quality, productivity and customer care initiatives utilizing Six Sigma and lean manufacturing.

During the fourth quarter of fiscal 2009, the Company sold its assets and real property located in Morrisville, Pennsylvania (“Morrisville assets”). The sale was completed on December 1, 2008. The Company recorded total charges of approximately $2.1 million related to the sale in the third and fourth quarters, and recorded a gain on the sale of approximately $5.9 million in the fourth quarter.

We closed our coil coating facility in Middletown, Ohio, in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. Management has been considering various options regarding the disposition of this facility and related equipment including restarting production, selling, leasing, or re-opening in a new location. During the quarter ended November 30, 2007, management committed to a plan to sell this facility and related equipment. We are engaged in an active plan to sell these assets as soon as practical. In fiscal 2008, an impairment charge of $0.1 million was recorded in Sales, General and Administrative Expenses to reduce the carrying value of these assets to their fair value less cost to sell of $3.9 million. In fiscal 2009, we recorded an additional impairment charge of $0.6 million to reflect the reduced market value of the land and building assets, lowering the total carrying value to $3.3 million as of February 28, 2009. These assets are classified as held for sale on our balance sheets as of February 28, 2009, and February 29, 2008.

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

In the fourth quarter of fiscal 2008 we performed our annual impairment test of goodwill and recorded an impairment charge of $1.3 million as a result of this test. The net goodwill balance was zero as of February 28, 2009 and February 29, 2008, respectively.

We currently purchase nickel carbonate under two purchase contracts that we entered into in prior years. One contract will expire in fiscal 2010, the other in early fiscal 2011. At the time we entered into the contracts, the volumes to be purchased complied with our commodity forward purchase policy. During the third quarter of fiscal 2009, declines in sales resulted in a sharp decline in our need for nickel carbonate, such that we are now committed to purchase quantities in excess of our forecasted demand. As a result, we can no longer support the Normal Purchase/Normal Sale election as allowed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and are required to account for these contracts at fair value in accordance with SFAS 133. In the third quarter of fiscal 2009, we recorded a charge to cost of sales and a current liability of $0.9 million for the fair value of the contract, based on the difference between our contract price and quoted market prices. During the fourth quarter of fiscal 2009, we recorded less than $0.1 million in changes in the fair value of this contract.

We currently purchase natural gas under a purchase contract entered into in the third quarter of fiscal 2009. Shortly after entering into the contract, we experienced declines in sales, which reduced our projected need for natural gas to levels below the quantities committed to in the contract. Based on analyses performed in the fourth quarter of fiscal 2009, we can no longer support the Normal Purchase/Normal Sale election as allowed by SFAS 133 and are required to account for this contract at fair value in accordance with SFAS 133. We have recorded a charge to cost of sales and a current liability of $1.3 million for the fair value of the contract, based on the difference between our contract price and quoted market prices for natural gas delivered from the same source.

At February 28, 2009, our total liability under the nickel carbonate and natural gas contracts was $2.2 million.

During the fourth quarter of 2009, we determined that the deterioration of our profitability cast doubt on the realizability of our deferred tax assets. Based on the weight of available evidence, we determined that it was more likely than not that our deferred tax assets would not be realized. Accordingly, we recorded a valuation reserve and a charge to tax expense of $17.5 million. See additional discussion in Note 9 of the Notes to the Consolidated Financial Statements entitled “Income Taxes.”

FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires us to test our long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During the fourth quarter of 2009, we determined that the declines in our sales and in the demand for our products represented a triggering event under SFAS No. 144 and that the carrying amount of our long-lived assets may not be recoverable. Accordingly, as part of the year-end close process, we performed an analysis comparing the carrying amount to projections of undiscounted cash flows for the assets. Based on the results of those tests, we determined that certain assets used in research and development, and certain other corporate assets, were not fully recoverable. Accordingly, we recorded an impairment charge to Asset Impairment and Goodwill Charges, of $7.0 million in the fourth quarter. See the additional discussion in Note 20 of the Notes to the Consolidated Financial Statements entitled “Asset Impairment.”

On April 30, 2009, Chrysler LLC announced it was filing for bankruptcy as part of a reorganization that includes the sale of Chrysler’s principal assets to Fiat SpA. All of the accounts receivable from Chrysler as of February 28, 2009, were collected in March and April, 2009. See Note 21, “Subsequent Events” for further discussion.

Results of Operations as a Percentage of Net Sales (Fiscal Years)

	2009	2008	2007
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	94.1	89.7	84.1
Gross Profit	5.9	10.3	15.9
Selling, General and Administrative Expenses	18.1	15.5	12.8
Gain on Sale of Morrisville Assets	(3.2)	0.0	0.0
Asset Impairment and Goodwill Charges	4.3	0.6	0.0
Restructuring and Other	1.3	0.0	0.2
Income (Loss) from Operations	(14.7)	(5.8)	2.9
Total Other (Income) Expense, Net	(1.0)	(1.2)	(0.4)
Income (Loss) from Continuing Operations Before Income Taxes	(13.7)	(4.6)	3.3
Provision (Benefit) for Income Taxes	4.0	(1.8)	0.9
Net Income (Loss)	(17.7)%	(2.8)%	2.4%

Results of Operations – Fiscal 2009 Compared with Fiscal 2008

($ in thousands)	2009	2008	Fav(Unfav) Variance	% Fav(Unfav) Variance
Net Sales	$187,026	$234,991	($47,965)	(20.4)%
Gross Profit	$11,085	$24,276	($13,191)	(54.3)%
% of Net Sales	5.9%	10.3%
Selling, General and Administrative	$33,888	$36,510	$2,622	7.2%
% of Net Sales	18.1%	15.5%

Net Sales

($ in thousands)	Net Sales
Application	Fiscal 2009	Fiscal 2008	Variance $	Variance %
Body Panel	$53,189	$61,350	($8,161)	(13.3)%
Brakes	24,452	27,059	(2,607)	(9.6)%
Engine	11,313	20,161	(8,848)	(43.9)%
All Other Acoustical	5,182	4,642	540	11.6%
Acoustical	94,136	113,212	(19,076)	(16.8)%
Appliance/HVAC	24,182	27,336	(3,154)	(11.5)%
Fuel Tank	30,367	41,847	(11,480)	(27.4)%
Building Products	15,803	24,122	(8,319)	(34.5)%
All Other Coated	22,538	28,474	(5,936)	(20.8)%
Coated	92,890	121,779	(28,889)	(23.7)%
Total	$187,026	$234,991	($47,965)	(20.4)%

Sales of acoustical materials, which are primarily to automotive manufacturers, decreased to $94.1 million in fiscal 2009 from $113.2 million in fiscal 2008. Body panel and engine sales decreased primarily due to the overall softness of the U.S. auto industry. We expect this slowdown in the U.S. auto market to continue at least through fiscal 2010. Sales in the brake market during fiscal 2009 decreased primarily due to the softness in the auto industry and an overall reduction in the quantity of inventory carried by our customers. Slight growth in our European brake market of approximately 5%, or an increase of $0.4 million, partially offset the weakness in the U.S. auto industry. Engine sales decreased due to a decline in consumer demand for the large vehicles in which our products are used. We are actively seeking new markets, both in the U.S. and abroad, for our acoustical products.

Coated materials sales, which are primarily to automotive, appliance, and building products customers decreased in fiscal 2009 to $92.9 million from $121.8 million in the prior year, primarily due to a decrease in fuel tank and building product sales. Appliance/HVAC and building product sales decreased primarily due to softness in the market related to the specific products we make for our customers. Fuel tank sales decreased principally due to downturn in the auto industry.

Gross Profit. Our fiscal 2009 gross profit was $11.1 million or 5.9% of net sales, as compared with $24.3 million, or 10.3% of net sales in the prior fiscal year. The $13.2 million decrease in gross profit for fiscal year 2009 was primarily due to a $48.0 million decrease in net sales volume from the prior year. Gross profit decreased by $15.9 million from the prior comparable year due to these decreases in product sales, $2.2 million of derivative charges, and $0.9 million in restructuring charges related to the sale of the Morrisville assets. These decreases were partially offset by $4.5 million improvement in total quality costs, $1.2 million in lower operating costs associated with 30% reduction in headcount, net of severance, and $0.1 million from our operating agreement with Hae Won.

SG&A Expenses. Selling, general and administrative expenses (“SG&A”) were $33.9 million, 7.2 percent lower than fiscal 2008’s $36.5 million. The main reasons for the improvement were decreases in spending on professional fees, insurance, information technology, and the 30% reduction in the number of employees and associated people costs taken in September and December.

Goodwill. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal 2008. The Company experienced deterioration in its operating results and stock price in the fourth quarter of fiscal 2008. The result of our annual goodwill impairment test was that our goodwill was impaired and as a result, we recorded a pre-tax impairment charge of $1.3 million. The Company did not perform an impairment test of goodwill in fiscal 2009 because goodwill was reduced to zero in fiscal 2008. The goodwill balance was zero and $1.3 million, as of February 29, 2008 and February 28, 2007, respectively.

Total Other Income, Net. Total Other Income, Net, was $1.9 million in fiscal 2009 compared with $2.7 million in fiscal 2008. Gain on the sale of marketable securities increased $0.8 million in fiscal 2009.

Interest Income, Net, decreased to $0.2 million in fiscal 2009 from $0.4 million in fiscal 2008 due to interest of $0.2 million received on an income tax refund in fiscal 2008. Foreign currency transaction gain decreased $1.4 million due to changes in how we record our intercompany debt. In fiscal 2008, we began to recognize the foreign currency effect of our intercompany debt when our MSC Europe subsidiary began repaying intercompany debt, and recognized $1.7 million of foreign currency transaction gain. In the first quarter of fiscal 2009, we modified the term of the intercompany debt and began recording the foreign currency translation gains in Other Comprehensive Income. The foreign transaction gain of $0.3 million in fiscal 2009 is primarily related to the intercompany debt and was recorded in the first quarter of fiscal 2009 before the debt was modified. Equity in Results of Joint Venture resulted in income of $0.3 million in both fiscal 2009 and fiscal 2008 (see Note 3 of the Notes to the Consolidated Financial Statements entitled “Joint Venture”).

Income Taxes. Our effective income tax rate for continuing operations was (29.2)% in fiscal 2009 as compared with 40.3% in fiscal 2008. The change in the effective rate from the prior year is primarily due to the recording of a valuation allowance of $17.5 million.

Results of Operations – Fiscal 2008 Compared with Fiscal 2007

($ in thousands)	2008	2007	Fav(Unfav) Variance	% Fav(Unfav) Variance
Net Sales	$234,991	$262,627	($27,636)	(10.5)%
Gross Profit	$24,276	$41,880	($17,604)	(42.0)%
% of Net Sales	10.3%	15.9%
Selling, General and Administrative	$36,510	$33,683	($2,827)	(8.4)%
% of Net Sales	15.3%	12.8%

During the first quarter of fiscal 2007, we began reporting sales under two types of applications, acoustical and coated, to better reflect our business mix. Sales of electronic products, which were reported separately in prior years, are reported as acoustical sales when sold for disk drive applications and as coated sales when sold for all other electronic applications. Significant changes in certain markets within each application are discussed in the following commentary about sales fluctuations. Our commentary does not necessarily reflect the fluctuations of all markets within each application, only those markets considered to have a significant effect on sales during the periods discussed.

Net Sales

($ in thousands)	Net Sales
Application	Fiscal 2008	Fiscal 2007	Variance $	Variance %

Body Panel	$61,350	$72,986	$(11,636)	(15.9)%
Brakes	27,059	34,926	(7,867)	(22.5)%
Engine	20,161	19,417	744	3.8%
All Other Acoustical	4,642	3,146	1,496	47.6%
Acoustical	113,212	130,475	(17,263)	(13.2)%
Fuel Tank	41,847	40,957	890	2.2%
Appliance/HVAC	27,336	30,728	(3,392)	(11.0)%
Building Products	24,122	24,907	(785)	(3.2)%
All Other Coated	28,474	35,560	(7,086)	(19.9)%
Coated	121,779	132,152	(10,373)	(7.8)%
Total	$234,991	$262,627	(27,636)	(10.5)%

Sales of acoustical materials, which are primarily to automotive manufacturers, decreased to $113.2 million in fiscal 2008 from $130.5 million in fiscal 2007. Sales of body panel laminate decreased due to the overall softness of the North American auto industry. Sales in the brake market during fiscal 2008 decreased primarily due to the softness in the auto industry and an overall reduction in the quantity of inventory carried by our customers. Growth in our European brake market of approximately 38%, or an increase of $2.3 million, helped to partially offset the weakness in the U.S. auto industry. Engine sales increased due to higher customer purchases for power trains for which we provide parts.

Coated materials sales, which are primarily to automotive, appliance, and building products customers decreased in fiscal 2008 to $121.8 million from $132.2 million in the prior year, primarily due to a decrease in appliance/HVAC sales partially offset by increased furniture and fixtures and fuel tank sales. Appliance/HVAC sales decreased primarily due to extreme softness in the market related to the specific products we make for our customers. Fuel tank sales increased principally due to new business and a change in the product formulation. Building product sales declined due to softness in the housing market.

Gross Profit. Our fiscal 2008 gross profit was $24.3 million, or 10.3% of net sales, as compared with $41.9 million, or 15.9% of net sales in the prior fiscal year. Gross profit decreased over the comparable prior year by $20.6 million due to decreases in product sales, a $0.6 million decrease in scrap sales, partially offset by a $2.5 million decrease in overhead spending, a $0.5 million reduction in quality related cost and $0.1 million in fees from an operating agreement with Hae Won with respect to operations in South Korea.

SG&A Expenses. SG&A expenses were $36.5 million in fiscal 2008 compared with $33.7 million in fiscal 2007. The increase in these expenses was primarily due to increased investment in personnel of $1.4 million, an increase in depreciation expense of $0.9 million (primarily for our Application Research Center and our new ERP system), increased travel of $0.4 million as we expand internationally and increased bad debt expense as we had a reduction of bad debt expense in fiscal 2007 due to the collection of a $0.3 million account receivable recovery. These increases were offset to some extent by lower legal and professional fees of $0.7 million.

Goodwill. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal 2008. The Company experienced deterioration in its operating results and stock price in the fourth quarter of fiscal 2008. The result of our annual goodwill impairment test was that our goodwill was impaired and as a result, we recorded an impairment charge of $1.3 million. The goodwill balance was zero as of February 29, 2008.

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

Total Other Income, Net. Total Other Income, Net, was $2.7 million in fiscal 2008 compared with $1.1 million in fiscal 2007. Interest Income, Net, decreased to $0.4 million in fiscal 2008 from $0.7 million in fiscal 2007 due to interest of $0.2 million received on an income tax refund and interest of $0.1 million on the collection of an account receivable that had previously been written off in fiscal 2007 and did not repeat in fiscal 2008. In fiscal 2008, we began to recognize the foreign currency effect of our intercompany debt when our MSC Europe subsidiary began repaying intercompany debt, and recognized $1.7 million of foreign currency gain. Equity in Results of Joint Venture was income of $0.3 million in fiscal 2008 as compared with income of $0.1 million in fiscal 2007 (see Note 3 of the Notes to the Consolidated Financial Statements entitled “Joint Venture”).

Income Taxes. Our effective income tax rate for continuing operations was 40.3% in fiscal 2008 as compared with 27.8% in fiscal 2007. The increase in the effective rate from the prior year is primarily due to a research and development tax credit of $ 0.3 million, or 2.5%, in fiscal 2008 versus credits of $0.9 million, or 10.4%, for fiscal years 2004 through 2007. Additionally, the valuation allowances on our net operating loss carryforwards were lower in fiscal 2008 as our German subsidiary generated $2.3 million pretax income in fiscal 2008.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and sales of various assets. We believe that our cash on hand and availability under our credit facility will be sufficient to fund our operations and meet our working capital needs for the foreseeable future.

Our ability to meet our cash flow needs depends upon a number of operational and economic factors in the appliance, automotive and construction industries, many of which are outside of our control. Factors that could impact the Company include the rate at which consumers continue to buy new vehicles, as well as our ability to successfully implement our restructuring plans and offset higher raw material prices. Further deterioration in North American vehicle production levels, beyond our expectations, could impact our cash flow. In the event that we are unable to meet our cash flow needs, we would consider several options including further cost reduction or restructuring initiatives, sales of assets, or other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame. However, there can be no assurances that we will be able to do so.

We used $1.8 million of cash in operating activities in fiscal 2009. The main components of cash used in operating activities consisted of a net loss of $33.1 million, offset by non-cash activities of $22.7 million, and a decrease in net working capital of $8.6 million, driven by a decrease in inventory and accounts receivable, partially offset by reduced accounts payable and accrual amounts.

In fiscal 2009, we invested $3.7 million in capital improvement projects compared with $6.7 million and $14.7 million in fiscal 2008 and 2007, respectively. The decrease was due to a management decision to reduce capital expenditures to conserve cash. These amounts include capital improvements that were reflected in accounts payable on the Consolidated Balance Sheet at February 28, 2009 and February 29, 2008 of $0.1 million and $0.9 million respectively. Fiscal 2010 capital expenditures are projected to be approximately $1.7 million, including those amounts in accounts payable at February 28, 2009.

In September 2007, the Company invested $6.0 million in Auction-Rate Preferred Shares (“ARS”) from three different closed-end Nuveen funds. These investments were in the preferred shares of large diversified, highly-rated closed-end funds whose common shares are actively traded. The total value of assets of these funds was between two- and three-times the total value of the outstanding preferred shares in which we were invested. From September 2007 to mid-February 2008, the fund auctions occurred on a weekly basis and the Company exercised its right to either sell the shares at auction, or hold the shares and accept the new rate established by the auction.

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

We liquidated $0.4 million of the ARS investment in April 2008 at par value, $2.4 million more in May 2008 at par value, $0.5 million in June 2008 at par value, and $0.6 million in September 2008 at par value. In November 2008, the Company received $2.1 million, completing the liquidation of the investment at par value and, accordingly, reversed the temporary impairment of $0.1 million previously charged to Other Comprehensive Income in the fourth quarter of 2008.

In December 2008, we sold the Morrisville assets and received $5 million in cash and a note receivable for $4.1 million. See Note 13 of the Notes to the Consolidated Financial Statements entitled “Morrisville Sale of Assets” for further discussion of the sale.

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

On May 12, 2008, the Company secured a new 36-month $15.0 million credit line (“New Line”) with JPMorgan Chase Bank, N.A. Interest on the New Line is at the prime rate for US dollar borrowings or Libor plus 1.50% for Euro borrowings. There are annual letter of credit fees of 1.50% on outstanding letters of credit; and a 0.25% fee on the annual unused credit line. The New Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit. Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at February 28, 2009, was $6.0 million. The lender may, at its discretion subject to the terms of the New Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could have a negative material effect on our operations and financial condition. The New Line contains no financial statement covenants. There were no borrowings outstanding under the New Line as of February 28, 2009.

In February 2006, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. Of the 1 million share repurchase authorized in February 2006, all shares had been repurchased as of April 2008 at a total cost of $8.6 million. On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million additional shares of common stock, or approximately 7% of the shares outstanding at that time.

The following table provides information about Company purchases of common stock.

(000’s)	Total Number of Shares Purchased	Total Cost	Total Number of Shares Purchased as Part of a Written Trading Plan(1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Board Authorization
Period
March 1, 2006 – February 28, 2007	227	$2,200	227	773
March 1, 2007 – February 29, 2008	487	4,200	487	1,286
March 1, 2008 – February 28, 2009	470	3,200	286	817
Total	1,184	$9,600	1,000	817
(1)	On July 12, 2007, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares permitted to be purchased pursuant to the July 2007 10b5-1 plan had been purchased. On February 4, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of March 14, 2008, the maximum dollar value of shares permitted to be purchased pursuant to the February 2008 10b5-1 plan had been purchased. On December 4, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program.

We continually review the potential for investments in our growth markets. In addition, we also review the potential value to shareowners of divesting facilities or other assets that are not performing to our expectations.

We are a party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our entire business. We believe that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. (See Item 3, “Legal Proceedings” and Note 4 of the Notes to the Consolidated Financial Statements entitled “Commitments and Contingencies”).

Contractual Obligations. The following table summarizes the contractual obligations we have outstanding as of February 28, 2009 (in thousands).

Contractual Obligations	Obligations Due In
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$8,250	$1,768	$2,694	$1,361	$2,427
Purchase Obligations	7,771	7,771	—	—	—
Other Long-term Liabilities(1)	13,558	1,559	3,116	3,049	5,834
Unrecognized Tax Benefits(2)	3,073	—	—	—	3,073
Total	$32,652	$11,098	$5,810	$4,410	$11,334
(1)	Other Long-term Liabilities represent the expected payments for the Company’s obligations for pension and other post-retirement benefits. See Note 7 to the Consolidated Financial Statements for further information.
(2)	Unrecognized tax benefits consist of $3.1 million for which we are not able to reasonably estimate the timing of the potential future payments. See Note 9 to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of February 28, 2009 other than the operating leases presented in the table of contractual obligations.

Inflation

We believe that general inflation has not had a significant impact on fiscal 2009, 2008 and 2007 results of operations. However, as explained below in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” we have experienced increased costs for both raw materials and energy that has had a negative effect on our gross profit in fiscal 2009, 2008 and 2007.

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

Revenue Recognition. We recognize revenue upon shipment of goods to customers, at which time title (our value-added content in the case of toll processing) and risk of loss pass to the customer. We record shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Operations. Our revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin No. 104, “Revenue Recognition.” We also record reductions to revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any differences between these estimates and our actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. We had claims reserves of $2.0 million as of February 28, 2009 including both general reserves and specifically identified reserves. A 10%

increase in our manufacturing claims experience would have the effect of increasing the claims lag reserve by less than $0.1 million.

Allowance for Doubtful Accounts. We provide for an allowance for uncollectible accounts using both specific and general estimates. We calculate a specific reserve for disputed accounts receivable items by assessing specific receivables that are aged and assessing the aging of the total receivable pool using both historical data and current knowledge of specific items. We calculate a general reserve for bankruptcy and insolvency by applying a fixed allowance percentage to the total receivable pool. The allowance for doubtful accounts was $0.5 million as of February 28, 2009 and $0.1 million as of February 29, 2008. The increase of $0.4 million in fiscal 2009 is related to two customers in Europe and the U.S. A 10% increase or decrease in our estimates would result in a negligible change in the allowance.

Inventory. We carry inventory at the lower of cost or market, using either the specific identification, average cost or first-in, first-out method of cost valuation. Obsolete, damaged and excessive inventories are carried at net realizable value. Historical recovery rates, current market conditions, inventory receipt date and sales plans are key factors used in the assessment of the net realizable value of obsolete, damaged and excess inventory. We evaluate the overheads allocated to inventory based upon factory run hours and expense costs related to abnormal under-utilization directly against income. We evaluate our ability to sell inventory and recovery costs of inventory through the normal sales process and record “lower of cost or market” reserves in cases where we cannot. We evaluate these factors on an interim basis and we record adjustments as appropriate to reflect necessary write-downs. There are inherent uncertainties related to the determination of the recoverability of inventory that may affect our future financial statements as we re-evaluate the recoverable amounts during each interim period. We had inventory reserves of $2.9 million as of February 28, 2009, net of scrap inventory that can be sold on the secondary market.

As of February 28, 2009, the Company had estimated inventory of $4.7 million related to General Motors and Chrysler. As of the date of this document, inventory related to General Motors and Chrysler is an estimated $4.0 million. At this time, we believe this inventory is realizable, however, future events may negatively impact the value of this inventory.

Long-Lived Assets. Long-lived assets consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the carrying value of the long-lived assets is higher than the undiscounted cash flows related to the asset group, an impairment loss may be necessary. The impairment loss is measured by the difference between the fair value of the assets and the carrying value of the assets. Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows. The valuation techniques utilize certain assumptions we make including, but not limited to, the estimated fair market value of assets, which are based on additional assumptions such as public market data; depreciation factors for orderly liquidation, including allowances such as dismantlement and removal; and the relationship between replacement cost new and market value based on the age of the assets.

During the fourth quarter of 2009, we determined that the declines in our sales and in the demand for our products represented a triggering event under SFAS No. 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets” and that the carrying amount of our long-lived assets may not be recoverable. Accordingly, as part of the year-end close process, we performed an analysis comparing the carrying amount to projections of undiscounted cash flows, using the process discussed above. The analysis indicated our long-lived assets used in domestic and foreign production were not impaired, but those used in research & development (“R&D”), as well as certain corporate assets, may be impaired. The projected undiscounted cash flow for each production site was in excess of their respective carrying values. However, the aggregate undiscounted cash flow was less than the aggregate value of the company’s assets, taken as a whole, which indicated the R&D and corporate assets may be impaired. Accordingly, we engaged third-party valuation consultants to assist the Company in determining the fair value of these assets as of February 28, 2009. Based on management’s assumptions and the information provided by the consultants, we determined the fair value for substantially all individual assets, after evaluating all circumstances and aspects of applicable accounting rules and valuation methodologies. The most appropriate valuation technique was often the market technique, given the circumstances. For certain leasehold improvement assets, we used a replacement cost/remaining value technique. Based on the fair values we determined, we wrote-down the carrying value of the R&D and corporate assets by $7.0 million in the fourth quarter of fiscal 2009.

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

We had $22.5 million of gross deferred tax assets as of February 28, 2009, resulting from net operating loss carryforwards and other deductible temporary differences, which may reduce taxable income in future periods to the extent we generate profits. These assets relate to federal, state and foreign tax jurisdictions. The federal net operating loss generated in fiscal 2009 will be carried back to fiscal 2007 and will be substantially utilized. The valuation allowance on deferred tax assets was $22.5 million as of February 28, 2009. We will continue to evaluate the amount and need for this and any other valuation allowances based on historical earnings, projected operating results and other factors described above.

We periodically estimate the probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for uncertain tax positions were $3.1 million offset by deferred tax assets of $2.5 million at February 28, 2009.

Retirement Plans. The plan obligations and related assets of defined benefit retirement plans (including the non-contributory supplemental pension plans for some of our officers) and other postretirement health care plans are presented in Note 7 of the Notes to Consolidated Financial Statements entitled “Retirement and Savings Plans.” Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by using a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate at which the obligation could be effectively settled and the anticipated rate of future salary increases. Key assumptions in the determination of the annual pension expense include the discount rate, the rate of salary increases and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected. A one percentage point increase in the estimated discount rate would decrease the net pension expense by less than $0.1 million and decrease the estimated pension liability by $1.4 million. A one percentage point decrease in the discount rate would increase the net pension expense by $0.1 million and increase the estimated pension liability by $1.7 million. A one percentage point increase or decrease in the estimated future return on plan assets would have a $0.1 million relative effect on fiscal 2009 net pension expense. The estimated return on plan assets for the fiscal 2009 pension benefit income calculation is 8.4%.

Environmental Reserves. We are a party to various legal proceedings in connection with the remediation of certain environmental matters. We record these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. There are a number of assumptions that are made, including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. We believe our range of exposure for these proceedings and known sites is $1.6 million to $2.9 million. As of February 28, 2009, the Company has approximately $1.6 million in its environmental reserves.

Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on March 1, 2008. We did not apply fair value accounting for any of our existing eligible assets and liabilities as of March 1, 2008 and therefore the adoption of this statement had no impact on our financial statements. We may elect to apply the fair value accounting standard for any new eligible assets and liabilities acquired after the adoption date.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items. SFAS 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing Generally Accepted Accounting Principles (“GAAP”) until January 1, 2009. The Company is currently evaluating the impact of SFAS 141R, but will be required to comply with its provisions for any future business combinations.

On December 4, 2007, the FASB issued SFAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS 160, on the results of operations, financial position and cash flows.

On March 19, 2008, the FASB issued SFAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of determining the impact of adopting this new accounting position on its consolidated financial position, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally in Europe, China, Japan and Malaysia, have a joint venture in Brazil, and have a production agreement with a company in Korea, and thus are subject to potentially adverse movements in foreign currency rates. As of February 28, 2009 and February 29, 2008, foreign sales were approximately 5.0% and 4.0% of consolidated net sales, respectively. Historically, the effect of movements in the exchange rates has not been material to our financial position or our results of operations. We believe the movement in foreign currency exchange rates will not have a material adverse effect on our financial statements.

We had a $15.0 million line of credit at the lender’s prime rate of interest (3.25% as of February 28, 2009) or at LIBOR plus a margin. There was no debt outstanding as of February 28, 2009 although we did have $1.3 million in outstanding letters of credit as of that date. See Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness.”

In the ordinary course of business, the Company enters into purchase contracts for the procurement of nickel carbonate, zinc shot and natural gas which are commodities used in the Company’s manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. The Company maintains a commodity forward purchase policy which seeks to ensure that at any point in time the majority of the expected consumption over the next 12 months will be secured under a purchase contract at a pre-determined price. As of February 28, 2009, the Company has at least two-thirds of the expected fiscal year 2010 needs for nickel carbonate and natural gas contracted for under purchase agreements. In the latter part of fiscal 2009, we began to experience unprecedented declines in the demand for our products due to turbulence in the domestic and global economies. We decided not to enter into new forward purchase contracts for zinc shot.

We currently purchase nickel carbonate under two purchase contracts that were entered into in prior years and will expire in fiscal 2010. At the time we entered into the contracts, the volumes to be purchased complied with our commodity forward purchase policy. During the third quarter of fiscal 2009, declines in sales resulted in a sharp decline in our need for nickel carbonate, such that we are now committed to purchase quantities in excess of our forecasted demand. As a result, we can no longer support the Normal Purchase/Normal Sale election as allowed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and are required to account for these contracts at fair value in accordance with SFAS 133. In the third quarter of fiscal 2009, we recorded a charge to cost of sales and a current liability of $0.9 million for the fair value of the contract, based on the difference between our contract price and quoted market prices. During the fourth quarter of fiscal 2009, we recorded less than $0.1 million in charges related to changes in the fair value of this contract.

We currently purchase natural gas under a purchase contract entered into in the third quarter of fiscal 2009. Shortly after entering into the contract, we experienced declines in sales, which reduced our projected need for natural gas to levels below the quantities committed to in the contract. Based on analyses performed in the fourth quarter of fiscal 2009, we can no longer support the Normal Purchase/Normal Sale election as allowed by SFAS 133 and are required to account for this contract at fair value in accordance with SFAS 133. We have recorded a charge to cost of sales and a current liability of $1.3 million for the fair value of the contract, based on the difference between our contract price and quoted market prices for natural gas delivered from the same source.

At February 28, 2009, our total liability under the nickel carbonate and natural gas contracts was $2.2 million.

The table below provides information about the Company’s nickel carbonate, zinc shot and natural gas inventory. The table presents the carrying amount of these commodities as of February 28, 2009.

Carrying Amount (In Thousands)
Inventory
Nickel Carbonate	$856
Zinc Shot	210
Natural Gas	479
Total	$1,545

A 10% increase in pricing would have a $31,000, $122,000 and $355,000 effect on fiscal 2010 expected costs for nickel carbonate, zinc shot and natural gas, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Material Sciences Corporation

Elk Grove Village, IL

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation and subsidiaries (the “Company”) as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, changes in shareowners’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended February 28, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Material Sciences Corporation and subsidiaries as of February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 9 to the consolidated financial statements, on March 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 14, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL

May 14, 2009

Consolidated Statements of Operations

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,

(In thousands, except per share data)	2009	2008	2007
Net Sales	$187,026	$234,991	$262,627
Cost of Sales	175,941	210,715	220,747
Gross Profit	11,085	24,276	41,880
Selling, General and Administrative Expenses	33,888	36,510	33,683
Gain on Sale of Morrisville Assets	(5,897)	—	—
Asset Impairment and Goodwill Charges	8,092	1,319	—
Restructuring and Other	2,511	—	592
Income (Loss) from Operations	(27,509)	(13,553)	7,605
Other Income, Net:
Gain on Sale of Marketable Securities	(841)	—	—
Interest and Dividend Income, Net	(248)	(421)	(728)
Equity in Results of Joint Venture	(252)	(330)	(145)
Foreign Currency Transaction Gain	(308)	(1,741)	—
Other, Net	(232)	(240)	(227)
Total Other Income, Net	(1,881)	(2,732)	(1,100)
Income (Loss) Before Provision (Benefit) for Income Taxes	(25,628)	(10,821)	8,705
Provision (Benefit) for Income Taxes	7,483	(4,357)	2,418
Net Income (Loss)	$(33,111)	$(6,464)	$6,287

Basic Net Income (Loss) Per Share	$(2.41)	$(0.45)	$0.43
Diluted Net Income (Loss) Per Share	$(2.41)	$(0.45)	$0.43
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	13,716	14,358	14,616
Dilutive Shares	—	—	6
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,716	14,358	14,622
Outstanding Common Stock Options Having No Dilutive Effect	472	175	215

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

(In thousands, except share data)	February 28, 2009	February 29, 2008
Assets
Current Assets:
Cash and Cash Equivalents	$10,664	$7,913
Short Term Investment	—	6,933
Receivables, Less Reserves of $2,965 and $3,708, Respectively	13,297	28,547
Income Taxes Receivable	2,567	3,316
Prepaid Expenses	657	744
Inventories:
Raw Materials	11,401	13,177
Finished Goods	13,256	18,634
Deferred Income Taxes	—	3,754
Assets Held for Sale	3,329	3,882
Other Assets	—	180
Total Current Assets	55,171	87,080
Property, Plant and Equipment:
Land and Building	40,499	55,511
Machinery and Equipment	129,301	156,462
Construction in Progress	210	1,869
	170,010	213,842
Accumulated Depreciation	(122,264)	(146,541)
Net Property, Plant and Equipment	47,746	67,301
Other Assets:
Notes Receivable	4,363	—
Investment in Joint Venture	2,288	3,094
Deferred Income Taxes	—	6,608
Other	471	232
Total Other Assets	7,122	9,934
Total Assets	$110,039	$164,315
Liabilities
Current Liabilities:
Accounts Payable	$10,442	$22,513
Accrued Payroll Related Expenses	3,269	4,691
Accrued Expenses	8,284	7,403
Total Current Liabilities	21,995	34,607
Long-Term Liabilities:
Pension and Postretirement Liabilities	10,574	9,628
Other	3,250	4,948
Total Long-Term Liabilities	13,824	14,576
Commitments and Contingencies
Shareowners' Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	—	—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,977,364 Shares Issued and 13,605,587 Shares Outstanding as of February 28, 2009 and 19,039,817 Shares Issued and 14,137,566 Shares Outstanding as of February 29, 2008	380	381
Additional Paid-In Capital	79,696	79,491
Treasury Stock at Cost, 5,371,777 Shares as of February 28, 2009 and 4,902,251 Shares as of February 29, 2008	(56,146)	(52,978)
Retained Earnings	55,161	88,272
Accumulated Other Comprehensive Income (Loss)	(4,871)	(34)
Total Shareowners’ Equity	74,220	115,132
Total Liabilities and Shareowners’ Equity	$110,039	$164,315

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,

(In thousands)	2009	2008	2007
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(33,111)	$(6,464)	$6,287
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
Operating Activities:
Depreciation, Amortization and Accretion	10,671	11,389	10,919
Gain on Sale of Marketable Securities	(841)	—	—
Gain on Sale of Morrisville Assets	(5,897)	—	—
Non-Cash Loss on Impairment of Fixed Assets	8,092	—	—
Non-Cash Loss on Derivative Instruments	2,206	—	—
Cash Distribution Received from Joint Venture	359	—	—
Change in Provision for Deferred Income Taxes	8,142	(3,799)	36
Compensatory Effect of Stock Plans	189	133	94
Loss on Disposal of Assets	421	50	114
Foreign Currency Transaction Gain	(354)	(1,741)	—
Goodwill Impairment	—	1,319	—
Other, Net	(252)	(329)	(145)
Changes in Assets and Liabilities:
Receivables	15,236	19,938	(11,493)
Income Taxes Receivable	1,042	(1,744)	671
Prepaid Expenses	75	435	74
Inventories	6,251	10,749	(1,890)
Accounts Payable	(11,212)	(17,099)	10,702
Accrued Expenses	(2,461)	663	1,165
Other, Net	(396)	(593)	(1,383)
Net Cash Provided by (Used in) Continuing Operations	(1,840)	12,907	15,151
Net Cash Provided by (Used in) Discontinued Operations	—	—	(613)
Net Cash Provided by (Used in) Operating Activities	(1,840)	12,907	14,538
Investing Activities:
Capital Expenditures	(3,720)	(6,694)	(14,707)
Proceeds from Sale of Marketable Securities	6,727	—	—
Proceeds from Sale of Morrisville Assets	5,000	—	—
Purchases of Short-term investment	—	(131,500)	—
Proceeds from Short-term investment sold	—	125,525	—
Proceeds from Exclusivity Agreement	1,250	—	—
Transfer of Proceeds from Exclusivity Agreement to Escrow	(1,250)	—	—
Net Cash Provided by (Used in) Investing Activities	8,007	(12,669)	(14,707)
Financing Activities:
Purchase of Treasury Stock	(3,168)	(4,221)	(2,229)
Issuance of Common Stock	15	157	424
Excess Tax Benefits From Stock Compensation	—	30	83
Net Cash Provided by (Used in) Financing Activities	(3,153)	(4,034)	(1,722)
Effect of Exchange Rate Changes on Cash	(263)	42	(42)
Net Increase (Decrease) in Cash	2,751	(3,754)	(1,933)
Cash and Cash Equivalents at Beginning of Year	7,913	11,667	13,600
Cash and Cash Equivalents at End of Year	$10,664	$7,913	$11,667
Non-Cash Transactions:
Asset Retirement Obligation Established	$—	$—	$11
Capital Expenditures in Accounts Payable at Year End	$96	$881	$503
Note Received in Sale of Morrisville Assets	$4,654	$—	$—
Supplemental Cash Flow Disclosures:
Interest Paid	$78	$146	$124
Income Taxes Paid	$40	$2,052	$1,529

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners’ Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance as of February 28, 2006	18,912,582	$378	$78,573	$88,541	(4,188,648)	$(46,528)
Net Income	—	—	—	6,287	—	—
Issuance of Common Stock, Net of Cancellations	118,325	3	421	—	—	—
Compensatory Effect of Stock Plans	—	—	94	—	—	—
Purchase of Treasury Stock	—	—	—	—	(227,000)	(2,229)
Excess Tax Benefits from Stock Compensation	—	—	83	—	—	—
Balance as of February 28, 2007	19,030,907	$381	$79,171	$94,828	(4,415,648)	$(48,757)
FIN 48 Adjustment				(92)
Net Income (Loss)	—	—	—	(6,464)	—	—
Issuance of Common Stock, Net of Cancellations	8,910	—	157	—	—	—
Compensatory Effect of Stock Plans	—	—	133	—	—	—
Purchase of Treasury Stock	—	—	—	—	(486,603)	(4,221)
Excess Tax Benefits from Stock Compensation	—	—	30	—	—	—
Balance as of February 29, 2008	19,039,817	$381	$79,491	$88,272	(4,902,251)	$(52,978)
Net Income (Loss)	—	—	—	(33,111)	—	—
Issuance of Common Stock, Net of Cancellations	(62,453)	(1)	16	—	—	—
Compensatory Effect of Stock Plans	—	—	189	—	—	—
Purchase of Treasury Stock	—	—	—	—	(469,526)	(3,168)
Excess Tax Benefits from Stock Compensation	—	—	—	—	—	—
Balance as of February 28, 2009	18,977,364	$380	$79,696	$55,161	(5,371,777)	$(56,146)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	2009	2008	2007
Net Income (Loss)	$(33,111)	$(6,464)	$6,287
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(2,385)	(265)	615
Minimum Retirement Liability, Net of Benefit for Income Taxes of $0, $845, and $270, Respectively	(1,996)	(1,351)	(418)
Gain (Loss) on Marketable Securities, Net of Benefit for Income Taxes of $297, $0 and $18, Respectively	(456)	(1)	27
Total Other Comprehensive Income (Loss)	(4,837)	(1,617)	224
Comprehensive Income (Loss)	$(37,948)	$(8,081)	$6,511

The accompanying notes are an integral part of these statements.

Material Sciences Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Operations

The operations of Material Sciences Corporation and its wholly owned subsidiaries (“MSC” or the “Company”) consist of providing material-based solutions for acoustical and coated applications. Principal markets include the automotive; building and construction.

Summary of Significant Accounting Policies

The significant accounting policies of MSC, as summarized below, conform to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and the disclosures in the financial statements. Actual results could differ from those estimates. Significant estimates include cash flow projections related to the assessment of long-lived assets and goodwill impairments, deferred tax asset valuation allowances, reserves for inventory and receivable exposures, customer claims, income taxes, pension and postretirement benefits and contingencies.

Reclassifications

Certain amounts included in the Consolidated Statements of Operations, have been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts for MSC after all intercompany transactions have been eliminated. In South America, the Company owns 51% of the equity and holds 50% of the voting rights in a joint venture partnership with Tekno S.A. (“Tekno”), which provides for the manufacture and sale of acoustical products. Under the terms of the Tekno agreement, significant actions require unanimous consent of all parties and, as a result, MSC does not have a controlling interest in Tekno. Accordingly, the Company accounts for Tekno under the equity method.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amounts of these financial assets and liabilities approximate fair value due to the short maturities of these instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three or fewer months.

Accounts Receivable

Accounts receivable are recorded at their estimated fair value net of allowances for doubtful accounts, claims, discounts and other credits expected to be granted to customers. The Company provides reserves for uncollectible receivables due to customer bankruptcy, insolvency or disputes over terms and conditions. During the fourth quarter of fiscal 2009, we recorded an increase in the reserve of $0.4 million related to two customers in Europe and the U.S. The methodology for calculating the allowance for doubtful accounts includes an assessment of specific receivables that are aged and an assessment of the aging of the total receivable pool. The Company also records reductions of revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any differences between these estimates and actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. Total accounts receivable reserves were $3.0 million and $3.7 million at February 28, 2009 and February 29, 2008, respectively. The current portion of the note receivable related to the sale of the Morrisville assets, $0.4 million, is included in accounts receivable at February 28, 2009. There was no current note receivable at February 29, 2008.

Inventories

Inventories are stated at the lower of cost or market, using either the specific identification, average cost or first-in/first-out method of cost valuation. Due to the continuous nature of the Company’s operations, work-in-process inventories are not material. The Company holds some of its inventory at outside processors. The Company had approximately $2.8 million and $3.7 million of inventory at outside processors at February 28, 2009 and February 29, 2008, respectively.

Commodity Contracts

In the ordinary course of business, the Company enters into purchase contracts for the procurement of nickel carbonate, zinc shot and natural gas which are commodities used in the Company’s manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. The Company maintains a commodity forward purchase policy which seeks to ensure that at any point in time the majority of the expected consumption over the next 12 months will be secured under a purchase contract at a pre-determined price. As of February 28, 2009, the Company has at least two-thirds of the expected fiscal year 2010 needs for nickel carbonate and natural gas contracted for under purchase agreements. In the latter part of fiscal 2009, we began to experience unprecedented volatility in the demand for our products due to turbulence in the domestic and global economies. We decided not to enter into new forward purchase contracts for zinc shot. Due to the fact that we could no longer support the probability of taking delivery of nickel carbonate and natural gas during the terms of our contracts, we no longer qualify for the Normal Purchase/Normal Sale election as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for nickel carbonate in the third quarter and natural gas in the fourth quarter of fiscal 2009 and were required to account for these contracts at fair value.

We currently purchase nickel carbonate under two purchase contracts that were entered into in prior years and will expire in fiscal 2010. At the time we entered into the contracts, the volumes to be purchased complied with our commodity forward purchase policy. During the third quarter of fiscal 2009, declines in sales resulted in a sharp decline in our need for nickel carbonate, such that we are now committed to purchase quantities in excess of our forecasted demand. As a result, we can no longer support the Normal Purchase/Normal Sale election and are required to account for these contracts at fair value in accordance with SFAS 133. In the third quarter of fiscal 2009, we recorded a charge to cost of sales and a current liability of $0.9 million for the fair value of the contract, based on the difference between our contract price and quoted market prices. During the fourth quarter of fiscal 2009, we recorded less than $0.1 million in changes in the fair value of this contract.

We currently purchase natural gas under a purchase contract entered into in the third quarter of fiscal 2009. Shortly after entering into the contract, we experienced declines in sales, which reduced our need for natural gas to levels below the quantities committed in the contract. Based on analyses performed in the fourth quarter of fiscal 2009, we can no longer support the Normal Purchase/Normal Sale election and are required to account for this contract at fair value in accordance with SFAS 133. We have recorded a charge to cost of sales and a current liability of $1.3 million for the fair value of the contract, based on the difference between our contract price and quoted market prices for natural gas delivered from the same source.

At February 28, 2009, our total liability under the nickel carbonate and natural gas contracts was $2.2 million.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the carrying value of the amortizable long-lived assets is higher than the undiscounted cash flows related to the asset group, an impairment loss may be necessary. The impairment loss would be measured by the difference between the fair value of the assets and the carrying value of the assets. Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows. The valuation techniques utilize certain assumptions we make including, but not limited to, estimated fair market value of assets, which are based on additional assumptions such as public market data; depreciation factors for orderly liquidation, including allowances such as dismantlement and removal; and the relationship between replacement cost and market value based on the age of the assets.

During the fourth quarter of 2009, we determined that the declines in our sales and in the demand for our products represented a triggering event under SFAS No. 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets” and that the carrying amount of our long-lived assets may not be recoverable. Accordingly, as part of the year-end close process, we performed an analysis comparing the carrying amount to projections of undiscounted cash flows, using the process discussed above. The analysis indicated our long-lived assets used in domestic and foreign production were not impaired, but those used in research & development (R&D), as well as certain corporate assets, may be impaired. The projected undiscounted cash flow for each production site was in excess of their respective carrying values. However, the aggregate undiscounted cash flow was less than the aggregate value of the company’s assets, taken as a whole, which indicated the R&D and corporate assets may be impaired. Accordingly, we engaged third-party valuation consultants to assist the Company in determining the fair value of these assets as of February 28, 2009. Based on management’s assumptions and the information provided by the consultants, we determined the fair value for substantially all individual assets, after evaluating all circumstances and aspects of applicable accounting rules and valuation methodologies. The most appropriate valuation technique was often the market technique, given the circumstances. For certain leasehold improvement assets, we used a replacement cost/remaining value technique. Based on the fair values we determined, we wrote-down the carrying value of the R&D and corporate assets by $7.0 million in the fourth quarter of fiscal 2009.

In the third quarter of fiscal 2009, we recorded an asset impairment charge related to software associated with Morrisville of $0.5 million. In the fourth quarter of fiscal 2009, we recorded an additional asset impairment charge of $0.6 million to reflect the reduced market value of the land and building assets in Middletown, Ohio, lowering the total carrying value to $3.3 million as of February 28, 2009.

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

Research and Development

The Company expenses all research and development costs in the period incurred. Research and Development expenses from continuing operations of $4.5 million, $6.6 million and $5.7 million in fiscal 2009, 2008 and 2007, respectively, are included in Selling, General and Administrative Expenses on the Consolidated Statements of Operations.

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

	February 28, 2009	February 29, 2008
Automotive Customers (including Germany)	67%	61%
Steel Mill Customers	19%	25%

On April 30, 2009, Chrysler LLC announced it was filing for bankruptcy as part of a reorganization that includes the sale of Chrysler’s principal assets to Fiat SpA. All of the accounts receivable from Chrysler as of February 28, 2009, were collected in March and April, 2009. See Note 21, “Subsequent Events” for further discussion.

Foreign Currency

The Company’s international operations are translated into U.S. dollars using current exchange rates at the balance sheet date for assets and liabilities. A weighted average exchange rate is used to translate sales, expenses, gains and losses. The currency translation adjustments are reflected in Accumulated Other Comprehensive Income (Loss) in Shareowners’ Equity.

During fiscal 2008, the Company’s subsidiary in Germany started repaying its intercompany debt. As a result, the debt was no longer deemed permanent in nature and the Company recorded the foreign currency effect of the intercompany debt in other income during fiscal 2008. On May 22, 2008, the Company renegotiated a significant portion of its intercompany debt with its subsidiary in Germany as a long-term advance. Under the terms of this agreement, payment on this advance is not anticipated and, as a result, management views this advance as part of its permanent investment in its German subsidiary. From the date of this agreement, forward, the foreign currency effect of the intercompany debt is recorded in Other Comprehensive Income.

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for deferred tax assets if it is not more likely than not that some portion of the deferred tax assets will be realized. At the end of fiscal 2009, we determined that we needed to provide a valuation reserve for all of our deferred tax assets, and recorded a $17.5 million charge to income. See Note 9 entitled “Income Taxes” for further discussion of this reserve.

Goodwill

The Company evaluated its goodwill for impairment annually at the end of each fiscal year under SFAS 142. The statement also provides that more frequent testing may be needed if events or circumstances indicate that the asset might be impaired. The Company experienced deterioration in its operating results and stock price in its fiscal fourth quarter of 2008. Prior to this, events or circumstances did not indicate a need to test the asset for impairment other than within its normal annual test cycle.

The Company evaluated the organization’s value in light of the deterioration of the business in the fourth quarter, fiscal 2008. The Company prepared a fair value assessment using both a Market Approach and an Income Approach that utilized MSC’s most current financial projections and statements. The first step for goodwill impairment testing compared the fair value of the Company unit to its carrying value including goodwill. If the fair value was greater than the carrying value, no further analysis would have been necessary and no impairment would have existed. If the fair value was lower than the carrying value, a second step was required to determine the amount of potential goodwill impairment. MSC failed the first step, in that the fair value of the Company was lower than the carrying value.

The Company determined through its completion of the second step that the goodwill was fully impaired. As a result, the Company recorded an impairment charge of $1.3 million in fiscal 2008. The goodwill balance was zero as of both February 28, 2009 and February 29, 2008.

Equity Plans

The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”), which expired on February 29, 2004. See Note 11 entitled “Equity and Compensation Plans” for additional discussion regarding the 1992 Plan and the 2001 Directors Plan.

Effective March 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock and restricted stock units, based on estimated fair values at date of grant. The Company recorded compensation expense of $0.1 million net of related taxes, in both fiscal 2009 and 2008 related to stock option grants made during the fiscal years. See Note 11 entitled “Equity and Compensation Plans” for a complete discussion of these items.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) at February 28, 2009 and February 29, 2008 are as follows:

(in thousands)	February 28, 2009	February 29, 2008
Foreign Currency Translation	$803	$3,188
Pension Liability, net of tax of $1,483 and $1,483	(4,379)	(2,297)
Other Post Retirement Liabilities, net of tax of $865 and $865	(1,295)	(1,381)
Unrealized Gain on Securities, net of tax of $0 and $297	0	456
Total	$(4,871)	$(34)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on March 1, 2008. We did not apply fair value accounting for any of our existing eligible assets and liabilities as of March 1, 2008 and therefore the adoption of this statement had no impact on our financial statements. We may elect to apply the fair value accounting standard for any new eligible assets and liabilities acquired after the adoption date.

On December 4, 2007, the FASB issued SFAS Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items. SFAS 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing Generally Accepted Accounting Principles (“GAAP”) until January 1, 2009. The Company is currently evaluating the impact of SFAS 141R, but will be required to comply with its provisions for any future business combinations.

On December 4, 2007, the FASB issued SFAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. The Company is currently evaluating the impact of SFAS 160, on the results of operations, financial position and cash flows.

On March 19, 2008, the FASB issued SFAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of determining the impact of adopting this new accounting position on its consolidated financial position, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

Note 2: Short Term Investments

The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2007, the Company invested $6.0 million in Auction-Rate Preferred Shares (“ARS”) from three different funds. These investments were in the preferred shares of large diversified, highly-rated money market funds whose common shares are actively traded. From September 2007 to mid-February 2008, the fund auctions occurred on a weekly basis and the Company exercised its right to either sell the shares at auction, or hold the shares and accept the new rate established by the auction. In mid-February 2008, auctions started to fail as a result of the supply significantly exceeding demand for these investments, given the conditions in the overall economy and credit markets. The shares bear a higher rate of interest when auctions fail. The rate is equal to 150% of current AA commercial paper rates. Because of the shares having a preference to money market fund assets (over common shares) and of the highly rated and diversified underlying assets, the Company believed that it would be able to liquidate these investments at par within one year. The fund managers announced and commenced providing substantial liquidity to certain funds in which we were invested. In fiscal 2008, the Company evaluated these assets for potential impairment related to the lack of liquidity and recorded a temporary impairment for $0.1 million in the fourth quarter of fiscal 2008 with a charge to Other Comprehensive Income and a reduction in the carrying value of $0.1 million for funds we expected to be redeemed later.

We liquidated $0.4 million of the ARS investment in April 2008 at par value; $2.4 million more in May 2008 at par value; $0.5 million in June 2008 at par value; and $0.6 million in September 2008 at par value. In November 2008, the Company received $2.1 million and completed the liquidation of the investment at par value and, accordingly, reversed the temporary impairment of $0.1 million charged to Other Comprehensive Income recorded in the third quarter of 2008. As of February 28, 2009, and February 29, 2008, the Company held short-term investments of zero and $6.9 million, respectively. All income generated from these short-term investments is included in Interest Income, net in the Statement of Operations.

Note 3: Joint Venture

In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damper material for the South American market. Tekno’s sales were $4.5 million, $5.0 million and $3.6 million in fiscal 2009, 2008 and 2007, respectively. Tekno’s income was $0.5 million, $0.7 million and $0.3 million in fiscal 2009, 2008 and 2007, respectively. MSC owns a 51% of the equity interest and holds 50% of the voting interest in the joint venture.

Under the equity method, MSC includes its portion of Tekno’s results of operations in the Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was net income of $0.3 million, $0.3 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively.

Note 4: Commitments and Contingencies

The downturn in the general economy has had a negative effect on our customers, particularly in our largest markets of automotive, appliance and building products. The three largest North American automobile manufacturers, which are also our largest customers, continue to suffer from a depressed economic climate; strong foreign competition; downward pressure on prices; and complex, inflexible cost structures. The significant downturn in the fourth quarter of 2009 led to US government intervention in the industry, including emergency loans to two of the manufacturers, General Motors and Chrysler, and mandated reorganizations of those two companies. Chrysler has filed for bankruptcy, and General Motors may be forced to do so if its reorganization does not satisfy federal overseers. The total number of vehicles sold in the United States, domestic and foreign, continues to decline. Recent projections of vehicle sales for 2009 are under 9 million units; approximately half of recent peak volumes. Domestic automakers all continue to lose share of this declining market to foreign competitors. Sales of trucks and sports utility vehicles, which account for a disproportionate amount of our sales of Quiet Steel®, are declining against car sales as consumers migrate to more fuel-efficient vehicles. Labor costs also continue to challenge the domestic automakers. All of these factors could adversely affect our revenues and profits.

In the event that economic conditions, the Chrysler bankruptcy or the bankruptcy of one of our other major customers significantly diminishes our future revenues or collection of receivables, we would pursue a range of actions to meet our cash flow needs. Such actions include additional restructuring initiatives and other cost reductions, sales of assets, reductions to working capital and capital spending, and other alternatives to enhance our financial and operating position.

In response to the risk being faced by suppliers to the U.S. automakers, the U.S. Department of Treasury recently announced the Auto Supplier Support program (the “Program”). The intent of the Program is to provide suppliers to the U.S. automotive industry with access to government supported protection for qualified accounts receivable that are owed to such suppliers for products sold to participating Original Equipment Manufacturers (“OEMs”). The Program ensures that qualified accounts receivable will be paid even in the event of a bankruptcy of an OEM. Participating suppliers sell their qualified accounts receivable into the Program at a discount of two or three percent, depending on the timing of the payment. The U.S. Treasury has made available up to $5 billion in financing for the Program. Any domestic automotive OEM is eligible to participate in the Program, and General Motors and Chrysler have each agreed to participate. Both General Motors and Chrysler have invited us to participate in the Program. We have completed the necessary documentation to request participation in the Chrysler and General Motors Program and may be accepted into the Program.

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

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In 2005, the Company received an update indicating that the projected remediation costs would increase significantly, primarily due to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed, and increased oversight costs of the United States Environmental Protection Agency (“USEPA”). Accordingly, the Company treated the cost update as a change in estimate and increased its reserves related to this matter by $0.5 million as of the end of the second quarter of fiscal 2006 to reflect the Company’s share of the increased remediation costs. In June 2008, the cost estimates to complete the remediation at the site were revised and increased significantly due to several factors, including operating issues at the site, higher energy costs, and changes to planned remediation solutions. The Company increased its reserve for this site by $0.7 million, to $1.1 million, in the first quarter of fiscal 2009 based on the new estimate to reflect the Company’s share of the increased remediation costs. The estimated range of the Company’s remaining liability for this site is $1.0 million to $1.9 million at February 28, 2009. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.2 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In 2003, MSC, along with many other companies, was named as a PRP by the USEPA under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois, for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. In the third quarter of fiscal 2008, the ILEPA hosted a status update meeting regarding the ongoing work at the Lake Calumet site. ILEPA counsel advised that the ILEPA would be sending a letter at some time in the future to all PRPs to ask them to reimburse ILEPA for its costs to remediate conditions at the site. Consequently, the Company increased its environmental reserve of less than $0.1 million for this site by $0.2 million in fiscal 2008. In the third quarter of fiscal 2009, the Company increased its reserve for this site by an additional $0.1 million to $0.3 million based on a revised estimate of the Company’s share of the costs to complete the remediation. The estimate of the Company’s liability for this site is $0.3 million at February 28, 2009.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and numerous other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California for surface, soil and ground water contamination associated with former waste handling activities at the Chatham Site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the Chatham Site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site and has approved a Remedial Action Plan for long-term remediation at the site. Remediation of the site is expected to last well into the future. In the third quarter of fiscal 2009, the Company received a revised estimate of the costs to complete the remediation of the site. The Company increased its reserve for this site by $0.1 million to $0.2 million in the third quarter of fiscal 2009 based on the new estimate to reflect the Company’s share of the increase to the estimated remediation costs. The estimate of the Company’s liability for this site is $0.2 million at February 28, 2009.

In 2002, the Company sold substantially all of the assets of its Pinole Point Steel business. In December 2004, the purchaser of the facility received a letter from the California Regional Water Quality Control Board requesting an investigation of contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation efforts may be required. The Company believes that any such contamination occurred prior to its acquisition of the facility in 1997, so, the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, the Company may be required to do so. The Company is unable to estimate the potential liability, if any, in this matter due to the limited information provided to-date.

On September 19, 2007, the Pennsylvania Department of Environmental Protection (“PDEP”) and the USEPA performed a hazardous waste inspection at our Morrisville, Pennsylvania facility and found hazardous paint waste on site for more than the 90-day allowable period. In January 2008, we were notified that the PDEP and USEPA would fine us $0.1 million. On April 1, 2008, the violation was settled for $0.1 million. The property was sold in fiscal 2009.

The Company’s environmental reserves were approximately $1.6 million and $1.0 million as of February 28, 2009 and February 29, 2008, respectively. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on the Company’s financial statements, given the reserves recorded as of February 28, 2009 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s range of exposures. MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, is $1.6 million to $2.9 million at February 28, 2009.

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

Note 5: Indebtedness

On July 24, 2007, the Company signed an amendment to the $30.0 million committed line of credit (the “Line”) extending the expiration date to April 11, 2008. No other modifications were made to the original agreement. The Company had an interim line of credit from April 11, 2008 to May 12, 2008 in the amount of $4.5 million to cover letters of credit and operating needs if necessary. There were no borrowings outstanding under the Line at the end of fiscal 2008.

The interim line of credit expired on May 12, 2008 and was used to cover letters of credit and operating needs if necessary. No borrowings were made on the interim line of credit. On May 12, 2008, the Company secured a new 36-month $15.0 million credit line (“New Line”) with JPMorgan Chase Bank, N.A. Interest on the New Line is at the bank’s prime rate (3.25% as of February 28, 2009) for US dollar borrowings or Libor plus 1.50% for Euro borrowings. There are annual letter of credit fees of 1.50% on outstanding letters of credit; and a 0.25% fee on the annual unused credit line. The New Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit. Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at February 28, 2009, was $6.0 million. The lender may, at its discretion subject to the terms of the New Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could have a negative material effect on our operations and financial condition. The New Line contains no financial statement covenants. There were no borrowings outstanding under the New Line as of February 28, 2009.

Note 6: Leases

MSC leases one manufacturing facility (Walbridge, Ohio) under a lease ending April 30, 2012, with the option to extend in three-year increments through April 30, 2027. The Company also leases its Application Research Center in Michigan under a lease ending in September 2018, with the option to extend in five-year increments through September 2043. The Company is in compliance with all the covenants related to these leases. Other equipment is leased under non-cancelable operating leases. The table below presents future minimum lease payments, gross of $0.5 million in future income under contractual sublease agreements.

(in thousands)
2010	$1,768
2011	1,422
2012	1,272
2013	730
2014	631
2015 and Thereafter	2,427
Total Minimum Lease Payments	$8,250

Total rental expense under operating leases was $2.0 million in fiscal 2009, $2.1 million in fiscal 2008 and $2.5 million in fiscal 2007.

Note 7: Retirement and Savings Plans

As of February 28, 2009, the Company had one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k): Material Sciences Corporation Savings & Investment Plan (the “SIP”). All employees of MSC can elect to participate in the SIP. Mercer Trust Company is the custodial trustee of all SIP assets, participant loans and the $0.3 million of MSC common stock in the SIP as of February 28, 2009.

Under the SIP, participants may contribute up to 50% of their pretax annual compensation, as defined in the SIP, subject to certain Internal Revenue Code limitations. The Company makes matching contributions to the SIP at varying rates by location on the first 6% of base compensation. The Company also makes an annual contribution into the SIP at varying rates by location for employees that were covered under a defined contribution pension plan in prior years. The cost of the SIP was $1.2 million in fiscal 2009, $1.4 million in fiscal 2008, and $0.7 million in fiscal 2007.

MSC had a non-contributory defined contribution pension plan that covered a majority of its employees. The defined contribution plan was frozen on June 30, 2006 and the plan assets were merged into the SIP on January 3, 2007. The Company made an annual contribution to the defined contribution plan for the amount earned by participating employees after the end of each calendar year. The cost of the defined contribution plan was $0.3 million in fiscal 2007; since the plan was frozen in fiscal 2007, no contributions were made or costs recognized in fiscal 2008 or 2009.

MSC has non-contributory defined benefit pension plans that cover some of its employees. The Company funds amounts required to meet ERISA funding requirements for these defined benefit plans. All the defined benefit plans are frozen, so no additional employee contributions are made to these plans and there are no new participants. In addition to the benefits previously described, some former MSC officers participated in a non-contributory supplemental pension plan which is still outstanding.

The Company provides its retired employees with certain postretirement health care benefits, which MSC may periodically amend or modify. Certain employees may be eligible for these benefits if they reach normal retirement age while employed by the Company.

In the fourth quarter of fiscal 2007, the Company adopted SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 99, 106 and 123(R).” SFAS 158 requires that an employer that sponsors one or more single-employer defined benefit plans to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in the year the changes occur, and that those changes be recorded in comprehensive income, net of tax, as a separate component of stockowner’s equity.

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

	Pension Benefits		Postretirement Benefits
(in thousands except %)	2009	2008	2009	2008
Change in Benefit Obligation:
Obligation, March 1	$14,508	$14,804	$3,930	$2,424
Service Cost Benefits Earned During the Period		—	138	104
Interest Cost on Benefit Obligation	773	806	242	134
Actuarial (Gain) Loss	(744)	278	25	1,782
Benefit Payments	(1,403)	(1,380)	(475)	(514)
Obligation, February 28	$13,134	$14,508	$3,860	$3,930
Change in Plan Assets:
Plan Assets at Fair Value, March 1	$7,669	$7,624	—	$56
Actual Return on Plan Assets	(2,522)	243	—	(2)
Company Contributions	1,493	1,182	475	460
Benefit Payments	(1,403)	(1,380)	(475)	(514)
Plan Assets at Fair Value, February 28	$5,237	$7,669	$—	$—
Funded Status:
Funded Status	$(7,897)	$(6,839)	$(3,860)	$(3,930)

	Pension Benefits
	2009	2008
Plans with Accumulated Benefit Obligation in excess of Plan Assets
Accumulated Benefit Obligation	$13,134	$14,508

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost:
Service Cost Benefits Earned During the Period	$—	$—	$35	$138	$104	$98
Interest Cost on Benefit Obligation	773	806	809	242	134	139
Expected Return on Assets	(649)	(626)	(606)	—	(5)	(5)
Amortization of Prior Service Cost	—	24	63	—	—	—
Amortization of Net (Gain) Loss	293	210	204	165	20	31
Settlements and Curtailment	—	—	215	—	—	—
Net Periodic Benefit Cost	$417	$414	$720	$545	$253	$263

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Amounts Recognized in the Consolidated Balance Sheets
Prepaid Benefit Cost	$—	$—	$—	$—
Current Liability	(958)	(1,025)	(225)	(116)
Non-Current Liability	(6,939)	(5,814)	(3,635)	(3,814)
Net Amount Recognized	$(7,897)	$(6,839)	$(3,860)	$(3,930)

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Prior Service Cost (Credit)	$—	$—	$—	$—
Net (Gain) or Loss	5,915	3,780	2,106	2,246
Net Amount Recognized	$5,915	$3,780	$2,106	$2,246

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (Gain) or Loss	$2,428	$661	$25	$1,789
Amortization of Prior Service Cost (Credit)	—	24	—	—
Amortization of Net (Gain) or Loss	293	210	165	20
Net Amount Recognized	$2,135	$427	$(140)	$1,769

	2009	2008	2007
Assumptions Used in Determining the Plans’ Funded Status:
Discount Rate (1)	6.81%-6.86%	6.25%	5.75%
Rate of Increase in Compensation Levels	N/A	N/A	N/A
Assumptions Used in Determining Net Periodic Benefit Cost:
Discount Rate	6.25%	5.75%	5.50%
Expected Long-Term Rate of Return on Assets	8.40%	8.40%	8.40%

(1)	A range of rates was used in 2009 for the different plans, depending on specific characteristics and assumptions for each plan.

MSC continues to review its postretirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated postretirement benefit obligation and net cost, MSC assumed health care cost annual increases would decline from 8% to 5% per year over the life of the obligation; however, for some benefits no trend rate is applicable. The Company’s weighted average discount rate was 6.74% as of February 28, 2009, the measurement date.

A 1% increase in assumed health care cost trend rates will raise the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million and the health care component of the accumulated postretirement benefit obligation by $0.4 million as of February 28, 2009. A 1% decrease in assumed health care cost trend rates will lower the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million and the health care component of the accumulated postretirement benefit obligation by $0.3 million as of February 28, 2009.

Plan Assets. The Company’s pension plan weighted-average asset allocations at February 28, 2009 and February 29, 2008, by asset category, were as follows:

	2009	2008
Equity Securities	49%	58%
Debt Securities	51%	42%
Total	100%	100%

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

The Company expects to contribute approximately $0.3 million to its qualified and non-qualified defined benefit pension plans in fiscal 2010. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are shown in the table below (in thousands).

Expected Benefit Payments:
2010	$1,334
2011	1,315
2012	1,238
2013	1,262
2014	1,231
2015 and Thereafter	4,375
$10,755

The Company expects to contribute approximately $0.2 million to its postretirement benefit plans other than pensions in fiscal 2010. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are shown in the table below (in thousands).

Expected Benefit Payments:
2010	$225
2011	268
2012	295
2013	287
2014	269
2015 and Thereafter	1,459
$2,803

Note 8: Interest (Income) Expense, Net

The table presented below analyzes the components of interest (income) expense, net.

(in thousands)	2009	2008	2007
Interest Expense	$68	$127	$109
Interest Income	(316)	(548)	(837)
Interest (Income) Expense, Net	$(248)	$(421)	$(728)

Note 9: Income Taxes

Income (Loss) before provision (benefit) for income taxes:

(in thousands)	2009	2008	2007
United States	$(23,996)	$(12,117)	$7,623
Foreign	$(1,632)	1,296	1,082
Income (Loss) before provision (benefit) for income taxes	$(25,628)	$(10,821)	$8,705

The components of the provision (benefit) for income taxes and reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

(in thousands)	2009	2008	2007
Tax Provision (Benefit)
Current:
Federal	$(707)	$(855)	$2,783
State	36	297	(401)
Foreign	12	—	—
	(659)	(558)	2,382
Deferred:
Federal	7,188	(3,231)	(1,165)
State	1,130	(568)	1,201
Foreign	(176)	—	—
	8,142	(3,799)	36
Tax Provision (Benefit)	$7,483	$(4,357)	$2,418

(in thousands)	2009	2008	2007
Tax Rate Reconciliation
Tax Provision (Benefit) at Federal Statutory Rate	$(8,869)	$(3,789)	$3,047
State and Local Taxes, Net of Federal Tax Benefit	(826)	(455)	314
Reserve Adjustment	98	167	(351)
Valuation Allowance	17,466	(646)	(1)
Research and Development Credit	(169)	(273)	(907)
Other, Net	(217)	639	316
Tax Provision (Benefit) at Effective Income Tax Rate	$7,483	$(4,357)	$2,418

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has set up a full valuation allowance for its deferred tax assets as of February 28, 2009, after analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets. By the fourth quarter of fiscal 2009, demand for products manufactured by the domestic automakers, the Company’s major customers, was significantly reduced and the near-term outlook was unfavorable. Therefore, the Company weighed the likelihood that taxable income would be available to realize the benefit of deferred tax assets and determined that a full valuation allowance should be recorded.

Temporary differences that give rise to deferred tax (assets) and liabilities were as follows:

(in thousands)	2009	2008
Reserves Not Deductible Until Paid	$(3,930)	$(3,422)
Employee Benefit Liabilities	(5,199)	(5,878)
Deferred State Income Taxes, Net	(3,159)	(2,452)
Net Operating Loss and Tax Credit Carry forwards	(7,550)	(4,180)
Property and Equipment	(2,544)	0
Other	(147)	(131)
Total Gross Deferred Tax (Assets)	$(22,529)	$(16,063)
Valuation Allowance	22,529	4,252
Total Deferred Tax (Assets)	$0	$(11,811)
Property and Equipment	0	1,449
Total Deferred Tax Liabilities	$0	$1,449
Net Deferred Tax (Assets)	$0	$(10,362)

Deferred state income taxes primarily relate to net operating loss carryforwards. As of February 28, 2009, deferred tax assets for federal, state and foreign net operating losses and tax credit carry forwards of $8.4 million were available with no expiration date, and the remaining $1.7 million expires in varying amounts through fiscal 2029.

Deferred Tax (Assets) Liabilities, Net have been recorded on the Company’s Consolidated Balance Sheets as follows:

(in thousands)	2009	2008
Current Assets – Deferred Income Taxes	$0	$(3,754)
Long-Term Assets – Deferred Income Taxes	0	(6,608)
	$0	$(10,362)

On March 1, 2007, the Company adopted FIN 48. The change in net assets recorded as a result of applying this pronouncement is considered a change in accounting principle, with the cumulative effect of the change treated as an adjustment to the opening balance of retained earnings. The cumulative effect of implementing FIN 48 was an increase of $1.7 million in reserves for uncertain tax positions, with a corresponding increase of $1.6 million in deferred tax assets and a decrease of $0.1 million in the beginning balance of retained earnings.

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

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The gross amount of interest accrued as of March 1, 2007, was $0.2 million. No penalties were accrued as of March 1, 2007.

The Company does not anticipate that the total amount of unrecognized tax benefits of $3.1 million will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., and the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The audit of the Company by the Internal Revenue Service for fiscal year 2004 was completed as of November 30, 2007. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2008. The Company is under audit by the state of Illinois for fiscal years 2004 through 2006 and is open to examination for fiscal years 2007 and 2008. The Company is in discussions regarding a final determination letter for the Michigan audit for fiscal years 2003 through 2005 and is open to examination for fiscal years 2006 through 2008. The Company is open to examination in Ohio for fiscal years 2004 through 2008, and in Pennsylvania for fiscal years 2006 through 2008. The audit of the Company by the German tax authorities for calendar year 2000 through fiscal year 2004 was completed as of November 30, 2007. The Company is open to examination in Germany for fiscal years 2005 through 2008. The resolution of the U.S. and German tax audits did not materially affect the Company’s results of operations, financial position or cash flow. The Company does not expect the resolution of the Illinois audit will materially affect the results of operations, financial position or cash flow.

As a result of new German tax legislation effective January 1, 2008, the Company’s effective income tax rate in Germany was reduced from 35.98% to 26.33%. The new German tax rate applies to fiscal years 2008 and 2009.

The management of the Company periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for tax liabilities due to the potential change in judgments and estimates are $3.1 million offset by deferred tax assets of $2.5 million at February 28, 2009; the remainder is a liability on the balance sheet as of February 28, 2009. Accruals relate to tax issues for both U.S. federal and domestic states.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	Fiscal 2009	Fiscal 2008
Gross unrecognized tax benefits at beginning of year	$3.4	$3.3
Increases in tax positions for prior years	0.1	0.0
Decreases in tax positions for prior years	(0.2)	0.0
Increases in tax positions for current year	0.0	0.6
Settlements	0.0	(0.5)
Lapse in statute of limitations	(0.2)	0.0
Gross unrecognized tax benefits at end of year	$3.1	$3.4

The total interest expense related to tax uncertainties recognized in the Consolidated Statements of Operations for the twelve months ended February 28, 2009, was $0.1 million

Prior to fiscal 2007, the Company generated losses from its German subsidiary. The Company has a deferred tax asset of $2.7 million related to its German subsidiary with a valuation allowance of $2.4 million. This deferred tax asset is comprised of $1.9 million related to a German tax loss carry forward and $0.8 million related to temporary differences. Since the German subsidiary generated a pretax loss of $0.1 million in fiscal 2009, the Company is maintaining its valuation allowance for its German deferred tax assets as of February 28, 2009.

During fiscal 2009, 2008 and 2007, the Company generated losses in certain states in which it operates. As such, deferred tax assets increased in fiscal 2009 to reflect the additional net operating loss carryforward and tax credits. The valuation allowance on these net operating loss carryforwards increased by $0.9 million in fiscal 2009 since, as of February 28, 2009, it is not more-likely-than-not that the net operating loss will be fully utilized.

Note 10: Significant Customers and Export Sales

Due to the concentration in the automotive industry, sales to individual automotive customers, including indirect sales, are significant. The following table shows direct sales to the Company’s significant customers as a percentage of consolidated net sales for fiscal 2009, 2008 and 2007.

	% of Consolidated Net Sales
Customer	Fiscal 2009	Fiscal 2008	Fiscal 2007
Ford	16%	20%	19%
General Motors	15%	13%	13%
Chrysler	12%	11%	13%
Steel Technologies Industries (formerly Mitsui Steel)	11%	11%	10%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of February 28, 2009 and February 29, 2008.

	% of Consolidated Gross Accounts Receivable
Customer	February 28, 2009	February 29, 2008
Ford	19%	19%
General Motors	4%	12%
Chrysler	11%	13%
Steel Technologies Industries (formerly Mitsui Steel)	10%	6%

MSC’s domestic and foreign net sales are presented in the chart below. Of the foreign sales, no one country comprised greater than 10% of consolidated MSC net sales.

Net Sales (in thousands)	2009	2008	2007
Domestic	$177,087	$225,677	$253,011
Foreign	9,939	9,314	9,616
Total	$187,026	$234,991	$262,627

Note 11: Equity and Compensation Plans

The Company has one active equity award plan, the 1992 Plan, and one inactive equity award plan, the 2001 Directors Plan.

There are 3,262,500 shares authorized under the 1992 Plan to provide stock options and restricted stock under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire between five and ten years from the date of grant. Under the 1992 Plan, restricted stock and cash awards generally vest over three to five years from the date of grant. Certain of these awards require a cash contribution from the employee. Shares of restricted stock are awarded in the name of the employee, who has all the rights of a shareowner, subject to certain restrictions or forfeitures. Restricted stock and cash awards have been issued with restrictions based upon time, Company earnings performance, or a combination thereof.

There are 150,000 shares authorized under the 2001 Directors Plan. This plan consists of grants that provide for all or a portion of each non-employee director’s annual retainer, according to the non-employee director’s election to receive the annual retainer either in cash, shares of common stock, deferred stock units (entitles the non-employee director to receive shares at a later date), or a combination thereof. The shares and deferred stock units vest in four equal installments, on the date of grant and the three, six and nine-month anniversaries of the date of grant. Any portion which has not vested prior to the date the non-employee director ceases to be a non-employee director shall expire and be forfeited. The 2001 Directors Plan also consists of grants to provide for annual incentive stock options (“Incentive Options”). The Incentive Options vest one year from the date of grant and expire ten years after the date of grant. The 2001 Directors Plan expired on February 29, 2004 and no additional grants will be made under the plan. As of February 28, 2009, options for 25,958 shares were outstanding and exercisable under the 2001 Directors Plan.

Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective method, and thus did not restate any prior period amounts. As a result of adopting SFAS 123(R), the Company recorded $0.1 million, $0.1 million and $0.1 million of compensation expense, net of applicable taxes, in the fiscal 2009, 2008 and 2007 Consolidated Statement of Operations, respectively. In accordance with SFAS 123(R), excess tax benefits are presented as financing cash flows rather than operating cash flows. Excess tax benefits totaled zero, $30,000, and $0.1 million in fiscal 2009, 2008 and 2007, respectively.

Stock Option Activity

The Company granted 393,793 stock options during fiscal 2009. The weighted average Black-Scholes value of each option granted was $3.14. The Company granted 20,000 stock options during the fourth quarter of fiscal 2008. The weighted average Black-Scholes value of each stock option granted is $2.58. The Company granted 150,000 stock options during its second quarter of fiscal 2007. The weighted average Black-Scholes value of each stock option granted was $2.73. The Company recorded compensation expense related to these grants of $0.1 million and $0.1 million, net of applicable taxes, during fiscal 2009 and 2008, respectively. As of February 28, 2009, there was $0.4 million of total gross compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending April 2011.

The following tables summarize stock option activity for fiscal year 2009:

A summary of transactions under the stock option plans is presented below.

	Options Outstanding
Stock Option Activity	Directors	Key Employees	Weighted Average Exercise Price	Aggregate Intrinsic Value (in $000's)
Outstanding as of February 29, 2008	25,958	162,525	$11.96
Granted	—	393,793	$8.00
Exercised	—	—
Canceled	—	(110,414)	$9.52
Outstanding as of February 28, 2009	25,958	445,904	$9.23	$0
Exercisable as of February 28, 2009	25,958	12,025	$11.35	$0
Vested or Expected to Vest as of February 28, 2009	25,958	286,590	$9.85	$0

The total intrinsic value of options exercised was $0 million, $0.1 million and $0.1 million during fiscal 2009, 2008 and 2007, respectively. Cash received from options exercised was $0 million, $0.1 million and $0.4 million during fiscal 2009, 2008 and 2007, respectively.

The Company has elected to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants in future periods have characteristics that cannot be reasonably estimated using this model. The following weighted average assumptions were used for the option grants in fiscal 2009 and 2008:

	2009	2008
Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.73%	3.21%
Expected Volatility	42.76%	40.83%
Expected Life (in Years)	6.3	6.5

The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company uses a dividend yield percentage of zero. The Company uses a risk-free interest rate consistent with the yield available on a U.S. Treasury Note with a term equal to the expected term of the underlying grant. The expected volatility was estimated based upon the historical volatility of the Company’s share price. The expected life was an average of the initial vesting period and the remaining life of the grants as of the end of the fiscal year. The following table shows stock options outstanding and stock options exercisable at February 28, 2009:

	Options Outstanding as of February 28, 2009			Exercisable Options as of February 28, 2009
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 8.00 - $ 9.90	347,090	9.04	$8.04	8,461	$9.46
$10.00 - $11.31	13,208	3.43	$10.45	13,208	$10.45
$12.34 - $14.05	111,564	2.37	$12.79	16,314	$13.06
$ 8.00 - $14.05	471,862	7.31	$9.23	37,983	$11.35

Restricted Stock Activity

A summary of restricted stock transactions for fiscal 2008 and 2009 was as follows:

Unvested as of February 28, 2007	77,200
Granted
Vested	—
Canceled	(10,400)
Unvested as of February 29, 2008	66,800
Granted	—
Vested	—
Canceled	(66,800)
Unvested as of February 28, 2009	0

The Company did not grant any shares of restricted stock during fiscal 2009. The Company granted 80,400 shares of restricted stock during the second quarter of fiscal 2007 and an additional 4,000 shares of restricted stock during the third quarter of fiscal 2007. The Company canceled 66,800, 10,400 and 7,200 of these shares in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. All of the restricted stock grants expired as of February 28, 2009, in accordance with the terms of the grants. The shares vest by meeting certain performance measures based on earnings. The Company did not record any compensation expense related to these grants in fiscal 2008 or fiscal 2009 as it determined that the Company would not meet these performance measures.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that permits eligible employees to purchase shares of common stock on the last day of two six-month purchase periods (February 28 or 29 and August 31 of each year) at 95% of the fair market value of the stock on these measurement dates. Shares of common stock sold to employees under this plan were 4,347 in fiscal 2009, 2,724 in fiscal 2008, and 5,036 in fiscal 2007. MSC did not record expense related to the stock purchase price discount permitted under the Employee Stock Purchase Plan for eligible employees to purchase shares of common stock prior to fiscal 2008. The 5% or 15% stock purchase price discount would have resulted in expense of $7,000 in fiscal 2007. The Company recorded compensation expense related to this plan of approximately $2,265 in fiscal 2009 and $3,000 in fiscal 2008.

Treasury Stock

In February 2006, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. Of the 1 million share repurchase authorized in February 2006, all shares had been repurchased as of April 2008 at a total cost of $8.6 million. On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million additional shares of common stock, or approximately 7% of the shares outstanding at that time.

The following table provides information about Company purchases of common stock.

(000’s)
Period	Total Number of Shares Purchased	Total Cost	Total Number of Shares Purchased as Part of a Written Trading Plan(1)	Maximum Number of Shares that May Yet Be Purchased
March 1, 2006 – February 28, 2007	227	$2,200	227	773
March 1, 2007 – February 29, 2008	487	4,200	487	1,286
March 1, 2008 – February 28, 2009	470	3,200	286	817
Total	1,184	$9,600	1,000	817
(1)	On July 12, 2007, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of October 19, 2007, the maximum dollar value of shares permitted to be purchased pursuant to the July 2007 10b5-1 plan had been purchased. On February 4, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of March 14, 2008, the maximum dollar value of shares permitted to be purchased pursuant to the February 2008 10b5-1 plan had been purchased. On December 4, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program.

Note 12: Discontinued Operations

On May 31, 2002, the Company completed the sale of substantially all of the assets of its Pinole Point Steel business. There was no discontinued operations activity for Pinole in fiscal 2007 or 2008. The Company recorded income from discontinued operations, net of tax, of $0.1 million for Pinole in fiscal 2006. The income in fiscal 2006 is the result of the recovery of a previously written-off receivable balance partially offset by workers compensation expenses. As of February 28, 2007, there were $0.1 million in net liabilities remaining. The remaining net liabilities included liabilities (primarily workers compensation exposure) not assumed by the buyer. The net liability as of February 28, 2009 and February 29, 2008 was $30,000 and $0.1 million, respectively.

Note 13: Morrisville Sale of Assets

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

On December 1, 2008, the Company sold the assets and real property located in Morrisville, Pennsylvania, (“Morrisville assets”) facility for approximately $5.0 million in cash and a promissory note for $4.1 million, for a total of $9.1 million. The note has a five-year term, carries an interest rate of 7% per annum, and is payable in 16 quarterly installments beginning December 2009. The note is secured by related production assets and guaranteed by a mortgage on the land and building assets. The Company recorded a gain of approximately $5.9 million in the fourth quarter. In the third quarter of fiscal 2009, the Company recorded a total cost of $1.9 million associated with the sale, of which $0.9 million related to cost of goods sold, principally for the write-down of inventory ($0.6 million), the establishment of reserves for certain warrantied products ($0.3 million), an asset impairment charge related to software associated with Morrisville ($0.5 million), and $0.5 million in SG&A for legal costs and employee termination benefits. Termination benefits of $0.3 million were paid during the fourth quarter of fiscal 2009; the remaining termination benefits of $0.1 million will be paid out during the first quarter of fiscal 2010. Prior to the third quarter, we also recorded legal costs of $0.2 million in SG&A.

In February 2009, the buyer purchased $0.6 million of inventory from us, in accordance with the terms of the sale. The balance of the promissory note at February 28, 2009, was increased by this amount to $4.7 million; all other terms of the note remain the same. This transaction is not considered a discontinued operation under the guidance of SFAS 144.

Note 14: Business Segments

MSC operates in one segment based on how management views its business for evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers and other materials used to manage noise and vibration. The coated metal material- based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. The Company’s material-based solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, lighting and appliance markets. The Company utilizes a significant level of shared assets and personnel across each of its product categories. It is common for a single customer to purchase products from several different product categories.

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform these coils of cold rolled steel into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are to be bonded to the cold rolled steel coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the steel and the bonding method employed. Various paints and coatings are applied by running the uncoiled steel ribbon through a paint bath and baking it onto the steel in high temperature ovens. Our proprietary Quiet Steel ® is produced by bonding two metal coils together with highly engineered viscoelastic core materials. Zinc and zinc-nickel corrosion protections are applied by running the steel through metal electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge facility.

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

Net sales by product category, net of intercompany activity, were as follows:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
Net Sales ($ in millions)	$	%	$	%	$	%
Acoustical:
Body Panel	$53.2	28	$61.3	27	$73.0	28
Brakes	24.4	13	27.1	12	34.9	13
Engine	11.3	6	20.1	9	19.4	8
All Other Acoustical	5.2	3	4.7	—	3.2	1
Total Acoustical	94.1	50	113.2	48	130.5	50
Coated:
Fuel Tank	30.4	16	41.8	18	41.0	16
Appliance/HVAC	24.2	13	27.3	12	30.7	12
Building Products	15.8	8	24.1	10	24.9	9
All Other Coated	22.5	13	28.6	12	35.5	13
Total Coated	92.9	50	121.8	52	132.1	50
Total Net Sales	$187.0	100	$235.0	100	$262.6	100

Note 15: Earnings Per Share

Below is the computation of basic and diluted earnings per share for the fiscal years ended February 29 or 28, 2009, 2008 and 2007.

(in thousands except per share amounts)	2009	2008	2007
Net Income (Loss)	$(33,111)	$(6,464)	$6,287
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	13,716	14,358	14,616
Dilutive Stock Options	—	—	6
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,716	14,358	14,622
Basic Net Income (Loss) Per Share	$(2.41)	$(0.45)	$0.43
Diluted Net Income (Loss) Per Share	$(2.41)	$(0.45)	$0.43

Options to purchase 471,862 shares of common stock at a price range of $8.00-$14.05 per share were outstanding at the end of fiscal 2009 but they were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 16: Selected Quarterly Results of Operations (Unaudited)

The table presented below is a summary of quarterly data for the years ended February 28, 2009 and February 29, 2008.

	2009
(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Fiscal Year
Net Sales	$57,165	$56,793	$48,484	$24,584	$187,026
Gross Profit	6,801	6,058	654	(2,428)	11,085
Income (Loss) From Operations(1)	(3,553)	(3,304)	(7,473)	(13,179)	(27,509)
Total Other (Income), Net	(645)	(1,109)	(303)	176	(1,881)
Net Income (Loss)	$(1,572)	$(1,259)	$(4,764)	$(25,516)	$(33,111)
Basic Net Income (Loss) Per Share	$(0.11)	$(0.09)	$(0.35)	$(1.87)	$(2.41)
Diluted Net Income (Loss) Per Share	$(0.11)	$(0.09)	$(0.35)	$(1.87)	$(2.41)

	2008
(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Fiscal Year
Net Sales	$60,665	$56,166	$65,074	$53,086	$234,991
Gross Profit	8,721	5,426	9,020	1,109	24,276
Income (Loss) From Operations(2)	(1,567)	(3,202)	659	(9,443)	(13,553)
Total Other (Income), Net	(655)	(393)	(1,244)	(440)	(2,732)
Net Income (Loss)	$(545)	$(1,678)	$1,137	$(5,378)	$(6,464)
Basic Net Income (Loss) Per Share	$(0.04)	$(0.12)	$0.08	$(0.37)	$(0.45)
Diluted Net Income (Loss) Per Share	$(0.04)	$(0.12)	$0.08	$(0.37)	$(0.45)

(1)	Income (loss) from operations in the third quarter of fiscal 2009 includes a charge of $1.1 million related to employee termination benefit expenses as discussed in Note 19, Restructuring. Income (loss) from operations in the fourth quarter of fiscal 2009 includes a gain on the sale of the assets and real property located in Morrisville, Pennsylvania of $5,897 as discussed in Note 13, Morrisville Sale of Assets; a charge of $7,579 related to long-lived asset impairment as discussed in Note 20, Asset Impairment; and a charge of $1.3 million related to employee termination benefits and other restructuring expenses as discussed in Note 19, Restructuring.
(2)	Income (loss) from operations in the fourth quarter of fiscal 2008 includes a $1,319 goodwill impairment charge.

Note 17: Assets Held for Sale

The Company closed its coil coating facility in Middletown, Ohio, in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. Management has been considering various options regarding the disposition of this facility and related equipment, including restarting production, selling, leasing, or re-opening in a new location. During the quarter ended November 30, 2007, management committed to a plan to sell this facility and related equipment. We are engaged in an active plan to sell these assets as soon as practical. In fiscal 2008, an impairment charge of $0.1 million was recorded in Sales, General and Administrative Expenses to reduce the carrying value of these assets to their fair value less cost to sell of $3.9 million. In fiscal 2009, we recorded an additional asset impairment charge of $0.6 million to reflect the reduced market value of the land and building assets, lowering the total carrying value to $3.3 million as of February 28, 2009. These assets are classified as held for sale on our balance sheets as of February 29, 2008, and February 28, 2009.

Note 18: Commodity Contracts

From time to time in the ordinary course of business, the Company enters into purchase contracts for the procurement of nickel carbonate, zinc shot and natural gas, which are commodities used in the Company’s manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. The Company maintains a commodity forward purchase policy, which seeks to ensure that at any point in time the majority of the expected consumption over the next 12 months will be secured under a purchase contract at a pre-determined price. We have elected the Normal Purchase Normal Sale exclusion for each of our commodity purchase contracts as allowed under SFAS No. 133, “Derivative Instruments and Hedging Activities” (“SFAS 133”).

We currently purchase nickel carbonate under two purchase contracts that we entered into in prior years and will expire in fiscal 2010. At the time we entered into the contracts, the volumes to be purchased complied with our commodity forward purchase policy. During the third quarter of fiscal 2009, declines in sales resulted in a sharp decline in our need for nickel carbonate, such that we are now committed to purchase quantities in excess of our forecasted demand. As a result, we can no longer support the Normal Purchase/Normal Sale election and are required to account for these contracts at fair value in accordance with SFAS 133. We have recorded a charge to cost of sales and a current liability of $0.9 million for the fair value of the contract. During the fourth quarter of fiscal 2009, we recorded less than $0.1 million in changes in the fair value of this contract.

We currently purchase natural gas under a purchase contract entered into in the third quarter of fiscal 2009. Shortly after entering into the contract, we experienced declines in sales, which reduced our projected need for natural gas to levels below the quantities committed in the contract. Based on analyses performed in the fourth quarter of fiscal 2009, we can no longer support the Normal Purchase/Normal Sale election and are required to account for this contract at fair value in accordance with SFAS 133. We have recorded a charge to cost of sales and a current liability of $1.3 million for the fair value of the contract, based on the difference between our contract price and quoted market prices for natural gas delivered from the same source.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) requires the reporting entity disclose the following information for each interim and annual period:

a.	The fair value measurements at the reporting date
b.	The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3)

The table below summarizes the fair value measurements for our nickel carbonate and natural gas contracts at February 28, 2009.

($ in 000s)	Fair Value Measurements at Reporting Date Using
Description	February 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity contracts	$2,206		$2,206

Note 19: Restructuring

The production employees at our Morrisville, Pennsylvania facility previously worked under a union contract that expired in March 2006. We implemented new terms and conditions of employment for employees upon the contract’s expiration and offered the employees a voluntary severance package. Thirty-one employees accepted the voluntary severance package. In April 2006, we commenced hiring employees to replace those who elected the severance package. All employees at the Morrisville facility were working under the terms and conditions of employment implemented by MSC upon the union contract’s application in March 2006 until a new collective bargaining agreement was ratified in August 2007, effective April 3, 2006. We recorded restructuring expenses of $0.6 million in severance and related expenses in fiscal 2007 related to this restructuring. The entire restructuring reserve for this action as paid during fiscal 2007.

In the third quarter of fiscal 2009, and again in the fourth quarter of fiscal 2009, management executed restructuring plans that resulted in the elimination of positions in both production and SG&A. The company recognized approximately $2.5 million in employee termination benefit and related expenses, $1.6 million for severance in the US, $0.2 million for retention bonuses paid to certain Morrisville employees prior to the sale of Morrisville, and $0.7 million in severance and other expenses associated with the closure of an office in Europe. Of this expense, approximately $1.8 million has been paid as of fiscal year-end; the rest will be paid in the first half of fiscal 2010.

The restructuring reserve as of February 28, 2009, is presented in the chart below which includes the fiscal 2007 and 2009 restructuring plans.

(in thousands)	Severance	Other	Total
Restructuring Reserve as of February 28, 2006	$5	$22	$27
Restructuring Reserve Recorded During Fiscal 2007	320	272	592
Cash Payments	(325)	(259)	(584)
Restructuring Reserve as of February 28, 2007	$—	$35	$35
Restructuring Reserve Recorded During Fiscal 2008	—	—	—
Cash Payments	—	(35)	(35)
Restructuring Reserve as of February 29, 2008	$—	$—	$—
Restructuring Reserve Recorded During Fiscal 2009	2,347	164	2,511
Cash Payments	(1,735)	(59)	(1,794)
Asset Disposals	—	(39)	(39)
Restructuring Reserve as of February 28, 2009	$612	$66	$678

Note 20: Asset Impairment

Long-lived assets consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the carrying value of the long-lived assets is higher than the undiscounted cash flows related to the asset group, an impairment loss may be necessary. The impairment loss is measured by the difference between the fair value of the assets and the carrying value of the assets. Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows. The valuation techniques utilize certain assumptions we make including, but not limited to, the estimated fair market value of assets, which are based on additional assumptions such as public market data; depreciation factors for orderly liquidation, including allowances such as dismantlement and removal; and the relationship between replacement cost and market value based on the age of the assets.

During the fourth quarter of 2009, we determined that the declines in our sales and in the demand for our products represented a triggering event under SFAS No. 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets” and that the carrying amount of our long-lived assets may not be recoverable. Accordingly, as part of the year-end close process, we performed an analysis comparing the carrying amount to projections of undiscounted cash flows, using the process discussed above. The analysis indicated our long-lived assets used in domestic and foreign production were not impaired, but those used in research & development (“R&D”), as well as certain corporate assets, may be impaired. The projected undiscounted cash flow for each production site was in excess of their respective carrying values. However, the aggregate undiscounted cash flow was less than the aggregate value of the company’s assets, taken as a whole, which indicated the R&D and corporate assets may be impaired. Accordingly, we engaged third-party valuation consultants to assist the Company in determining the fair value of these assets as of February 28, 2009. Based on management’s assumptions and the information provided by the consultants, we determined the fair value for substantially all individual assets, after evaluating all circumstances and aspects of applicable accounting rules and valuation methodologies. The most appropriate valuation technique was often the market technique, given the circumstances. For certain leasehold improvement assets, we used a replacement cost/remaining value technique. Based on the fair values we determined, we wrote-down the carrying value of the R&D and corporate assets by $7.0 million in the fourth quarter of fiscal 2009. In addition, we recorded an additional asset impairment charge of $0.6 million for the Middletown, Ohio facility, as discussed in Note 17, “Assets Held For Sale,” and we recorded a $0.5 million charge for the write-off of software assets related to the sale of Morrisville, as discussed in Note 13, “Morrisville Sale of Assets.”

Note 21: Subsequent Events

On April 27, 2009, General Motors initiated a tender offer for $27 billion of outstanding notes, offering to exchange 225 shares of General Motors common stock for each $1,000 principal amount of notes. General Motors stated that, if it does not receive sufficient tenders of existing notes, it expects to seek relief under the U.S. Bankruptcy Code. The audit opinion included in General Motor’s most recent annual report expressed substantial doubt about their ability to continue as a going concern in calendar 2009. General Motors has also announced that it intends to focus on four brands going forward—Cadillac, Chevrolet, Buick and GMC. As of February 28, 2009, the Company had accounts receivable from General Motors in North America of $0.8 million and accounts payable to General Motors of $0.4 million, for a net exposure of $0.4 million. During March and April 2009, General Motors paid all of the accounts receivable that were open at February 28, 2009.

On April 30, 2009, Chrysler LLC (“Chrysler”) announced it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy is part of a reorganization plan approved by the U.S. government which includes the potential sale of Chrysler’s principal assets to Fiat SpA. At February 28, 2009, the Company had accounts receivable from Chrysler of $1.7 million and accounts payable to Chrysler of $0.8 million, for a net exposure of $0.9 million. During March and April, 2009, Chrysler paid all of the accounts receivable that were open at February 28, 2009, so we have not recorded any reserve as of that date. Until we learn more about how the bankruptcy court will address the claims of the many debt holders involved, we cannot assess what effect this bankruptcy will have on the future operating results of the Company.

As of February 28, 2009, the Company had estimated inventory of $4.7 million related to General Motors and Chrysler. At this time, we believe this inventory is realizable, however, future events may negatively impact the value of this inventory.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company’s independent registered public accounting firm and the Company during the two most recent fiscal years or any subsequent interim period.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The management of the Company, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report.

Based upon, and as of the date of, this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2009.

(b) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our chief executive officer and our chief financial officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework. The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of February 28, 2009. Based on its assessment using the criteria in the Internal Control – Integrated Framework, management believes that, as of February 28,2009, the Company’s internal control over financial reporting was effective.

The Company’s internal control over financial reporting as of February 28, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Deloitte & Touche LLP’s attestation report on the Company’s internal control over financial reporting appears below in Item 9A(e) of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting. Except as described below in Item 9A(d) of this Annual Report on Form 10-K, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Remediation of material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in “Item 9A(b) Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008, a material weakness existed as of February 29, 2008 in the Company’s internal control over financial reporting related to an insufficient number of qualified accounting professionals to effectively analyze, review and monitor accounting for transactions that are significant or non-routine. This material weakness was the result of significant turnover and unfilled key financial reporting positions during fiscal 2008, resulting in considerable loss of knowledge related to our accounting processes and controls such that our monitoring procedures were not operating in a fully effective manner.

Beginning in fiscal 2006 and as disclosed in prior quarters, the Company adopted a long-term strategy and began execution thereof to continuously improve internal control over financial reporting to achieve a sustainable and effective internal control structure. Information Technology systems (IT), people and processes are all tightly interrelated and difficult to separate. Striking the optimum balance between improved processes, better trained and supervised personnel and critical IT improvements is essential for success.

During the first fiscal quarter of 2009, the Company developed a plan to remediate the identified material weakness. This plan included the continued enhancement of the Company’s internal control over financial reporting by adding the appropriate qualified accounting staff and by providing training and management review through a detailed level of active oversight to the financial closing process. As of February 28, 2009, all accounting positions had been filled with qualified staff and the accounting personnel had been in place for a period of time sufficient to ensure an appropriate level of understanding of MSC’s business and accounting policies and procedures. Management also developed a detailed accounting policies and procedures manual to govern the financial closing process and to improve internal control over financial reporting. In addition, there is an increased level of active oversight by management directly responsible for the financial closing process. The additional personnel, development of enhanced accounting policies and procedures and greater management oversight of the financial closing process in fiscal 2009 allowed management to build on the control benefits provided by the common ERP system implemented in the latter half of fiscal 2008 and the implementation of a new business intelligence reporting system in fiscal 2009. These discrete improvements related to people, processes and systems as identified in our long term control improvement strategy resulted in control synergies that have enabled management to improve internal control over financial reporting in fiscal 2009.

The Company has tested the effectiveness of the implemented controls noted above and found them to be operating effectively. These controls have been operating for a sufficient period of time to allow management to conclude that there is less than a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, management has concluded that, as of February 28, 2009, the material weakness described above has been remediated.

(e) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of

Material Sciences Corporation

Elk Grove Village, IL

We have audited the internal control over financial reporting of Material Sciences Corporation and subsidiaries (the “Company”) as of February 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2009, of the Company and our report dated May 14, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL

May 14, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning executive officers is included in Part 1, Item 1 of this report under the heading “Executive Officers of the Registrant.”

Code of Ethics

We have adopted a code of ethics entitled Material Sciences Corporation Code of Business Ethics (“MSC Code of Ethics”) that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the MSC Code of Ethics is available on our Web site at www.matsci.com. Amendments to, or waivers from, certain provisions of the MSC Code of Ethics for executive officers and directors are disclosed on our Web site following the date of such amendment or waiver. A copy of the MSC Code of Ethics also may be requested, free of charge, by writing to us at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, Attn.: Corporate Secretary.

We also have adopted written charters for our Audit and Compensation, Organization and Corporate Governance Committees; and Corporate Governance Guidelines, all of which are posted on our Web site at www.matsci.com. Investors may request a free copy of the charters and guidelines from the address set forth above.

Other information required by this Item is incorporated by reference to the information in the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for the Annual Meeting of Shareowners on June 25, 2009 (“Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information in the sections entitled “Executive Compensation,” and “Compensation Committee Report” and the subsection entitled “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement which we intend to file on or about May 28, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information in the subsection entitled “Transactions with Related Persons” and the section entitled “Board of Directors and Corporate Governance” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information in the section entitled “Ratification of Appointment of Deloitte & Touche LLP” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements and Schedule of the Company

a)	Financial Statements. The financial statements of the Company are filed as a part of this report.
b)	Supplemental Schedule. Schedule II, Reserve for Receivable Allowances and Inventory Reserves appears below. All other schedules have been omitted, since the required information is not significant, or included in the financial statements or the notes thereto or not applicable.

Schedule II

Material Sciences Corporation and Subsidiaries

Reserve for Receivable Allowances and Inventory Reserves

		Additions
(In thousands)	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Reclassifications and Acquisitions	Deductions from Reserve	Balance at End of Year
Fiscal 2007 Receivable Allowances	$5,264	$4,102	$—	$—	$(5,346)	$4,020
Inventory Reserves	$2,934	$6,671	$—	$—	$(6,401)	$3,204
Fiscal 2008 Receivable Allowances	$4,020	$5,913	$—	$—	$(6,225)	$3,708
Inventory Reserves	$3,204	$7,763	$—	$—	$(8,964)	$2,003
Fiscal 2009 Receivable Allowances	$3,708	$1,955	$—	$—	$(2,698)	$2,965
Inventory Reserves	$2,003	$8,252	$—	$—	$(7,392)	$2,863

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
Clifford D. Nastas Chief Executive Officer and Director

Date: May 14, 2009

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on May 14, 2009.

/s/ CLIFFORD D. NASTAS Clifford D. Nastas	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES M. FROISLAND James M. Froisland	Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ TERRY BERNANDER Terry L. Bernander	Director

/s/ AVRUM GRAY Avrum Gray	Director

/s/ FRANK L. HOHMANN III Frank L. Hohmann III	Director

/s/ SAMUEL LICAVOLI Samuel Licavoli	Director

/s/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

/s/ DR. RONALD A. MITSCH Dr. Ronald A. Mitsch	Director

/s/ JOHN P. REILLY John P. Reilly	Non-Executive Chairman of the Board

/s/ DOMINICK J. SCHIANO Dominick J. Schiano	Director

Exhibit Index

Exhibit Number		Description of Exhibit
3	(a)	Registrant’s Restated Certificate of Incorporation.(4)

3	(b)	Form of Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

3	(c)	Registrant’s By-laws, as amended.(5)

4	(a)	Credit Agreement between Material Sciences Corporation and JP Morgan Chase Bank, N.A., dated April 10, 2008.(10)

4	(b)	Line of Credit Note between Material Sciences Corporation and JP Morgan Chase Bank, N.A., dated April 10, 2008.(10)

4	(c)	Continuing Security Agreement between Material Sciences Corporation and JP Morgan Chase Bank, N.A., dated April 10, 2008.(10)

4	(d)	Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(17)

4	(e)	Revolving Loan Note between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(17)

4	(f)	Pledge and Security Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(17)

4	(g)	Mortgage by the Company in favor of JPMorgan Chase Bank, N.A., dated May 12, 2008.(17)

10	(a)	Material Sciences Corporation Supplemental Pension Plan.(1)†

10	(b)	Material Sciences Corporation Employee Stock Purchase Plan.(7)†

10	(c)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)†

10	(d)	Material Sciences Corporation 1991 Stock Option Plan for Directors.(7)†

10	(e)	Material Sciences Corporation Directors Deferred Compensation Plan.(7)†

10	(f)	Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(7)†

10	(g)	Fiscal Year 2006 Long-Term Incentive Plan for Non-Employee Directors.†

10	(h)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10	(i)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(7)

10	(j)	Second Amendment to Lease and Agreement dated as of April 23, 2007, by and between Corporate Property Associates and Corporate Property Associates 4 as successor by merger with Corporate Property Associates 2 and MSC Engineered Materials and Solutions Group, Inc.**

10	(k)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(7)

10	(l)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(7)

10	(m)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(7)†

10	(n)	Amendment to the Supplemental Employee Retirement Plan.(6)†

10	(o)	Material Sciences Corporation Supplemental Retirement Plan.(9)†

10	(p)	Form of 2005 Long-Term Incentive Plan Award Agreement for Fiscal 2006.(12)†

Exhibit Number		Description of Exhibit
10	(q)	Form of Severance and Change in Control Agreement for Executive Officers of Material Sciences Corporation dated July 1, 2007 for Messrs. Nastas, Froisland, Klepper, Rogowski, Murphy, and Wilson. (11)†

10	(r)	Form of Non-Qualified Stock Option Agreement for options granted on or after April 11, 2008 under Material Sciences Corporation’s 1992 Omnibus Stock Awards Plan for Key Employees.(14)†

10	(s)	Material Sciences Corporation Fiscal Year 2009 Incentive Plan.(19)†

10	(t)	Material Sciences Corporation 2007 Incentive Plan.†(15)

10	(u)	Form of Material Sciences Corporation Restricted Stock Award Agreement for awards granted on or after June 21, 2006 under the 1992 Omnibus Stock Awards Plan for Key Employees.†(16)

10	(v)	Form of Material Sciences Corporation Non-Qualified Stock Option Agreement for options granted on or after June 21, 2006 and before April 11, 2008 under the Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.†(16)

10	(w)	Employment agreement dated June 12, 2008 between Matthew M. Murphy and the Company regarding the assignment of Mr. Murphy to the role of Vice President – China Sales & Marketing based in Shanghai, China.†**

10	(x)	Asset Purchase Agreement dated as of October 30, 2008 by and among MSC Pre Finish Metals (MV) Inc., Material Sciences Corporation, Brightsmith, LLC, Theodorus A. Bus and James P. Bus relating to the Morrisville, PA facility.(18)

10	(y)	Real Estate Purchase Agreement dated as of October 30, 2008 by and among MSC Pre Finish Metals (MV) Inc., Material Sciences Corporation, K. Matkem of Morrisville, LP, Theodorus A. Bus and James P. Bus relating to the Morrisville, PA facility.(18)

10	(z)	Material Sciences Corporation 2007 Employee Stock Purchase Plan.(15)†

21		Subsidiaries of the Registrant.**

23		Consent of Deloitte & Touche LLP.**

31.1		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer.**

31.2		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer.**

32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

**	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 20, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
(4)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
(5)	Incorporated by reference to the Registrant’s Form 10-Q filed on January 9, 2008 (File No. 1-8803).
(6)	Incorporated by reference to the Registrants’ Form 10-Q Quarterly Report for the Period Ended May 31, 1998 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2002 (File No. 1-8803).

(9)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on April 15, 2008 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on June 3, 2007 (File No. 1-8803).
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on August 23, 2005 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on January 5, 2006 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on April 14, 2008 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Schedule 14A filed on May 29, 2007
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on June 26, 2006 (File No. 1-8803).
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on May 16, 2008 (File No. 1-8803).
(18)	Incorporated by reference to the Registrant’s Form 10-Q filed on January 9, 2009 (File No. 1-8803). The Company will furnish to the Securities and Exchange Commission a copy of any of the omitted schedules or exhibits upon request.
(19)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 29, 2008 (file No. 1-8803).