Form 10-Q
period 2009-05-31
MATERIAL SCIENCES CORP
filed 2009-07-10
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, there were 13,046,893 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands, except per share data)	Three Months Ended May 31,
	2009	2008
Net Sales	$31,827	$57,165
Cost of Sales	29,361	50,364

Gross Profit	2,466	6,801
Selling, General and Administrative Expenses	6,655	10,354

Loss from Operations	(4,189)	(3,553)

Other Income, Net:
Interest Income, Net	(71)	(74)
Equity in Results of Joint Venture	(36)	(81)
Other, Net	(43)	(490)

Total Other Income, Net	(150)	(645)

Loss from Operations Before Benefit for Income Taxes	(4,039)	(2,908)
Provision (Benefit) for Income Taxes	18	(1,336)

Net Loss	$(4,057)	$(1,572)

Basic Net Loss Per Share	$(0.30)	$(0.11)

Diluted Net Loss Per Share	$(0.30)	$(0.11)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Loss Per Share	13,339	13,856
Dilutive Shares	—	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,339	13,856

Outstanding Common Stock Options Having No Dilutive Effect	472	372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	May 31, 2009	February 28, 2009
Assets:
Current Assets:
Cash and Cash Equivalents	$16,352	$10,664
Receivables, Less Reserves of $2,695 and $2,965, Respectively	12,938	13,297
Income Taxes Receivable	701	2,567
Prepaid Expenses	1,396	657
Inventories	20,742	24,657
Assets Held for Sale	3,275	3,329

Total Current Assets	55,404	55,171

Property, Plant and Equipment	171,064	170,010
Accumulated Depreciation	(124,751)	(122,264)

Net Property, Plant and Equipment	46,313	47,746

Other Assets:
Notes Receivable	4,072	4,363
Investment in Joint Venture	2,428	2,288
Other	431	471

Total Other Assets	6,931	7,122

Total Assets	$108,648	$110,039

Liabilities:
Current Liabilities:
Accounts Payable	$14,122	$10,442
Accrued Payroll Related Expenses	4,763	3,269
Accrued Expenses	5,437	8,284

Total Current Liabilities	24,322	21,995

Long-Term Liabilities:
Pension and Postretirement Liabilities	10,288	10,574
Other	3,246	3,250

Total Long-Term Liabilities	13,534	13,824

Commitments and Contingencies

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	380	380
Additional Paid-In Capital	79,764	79,696
Treasury Stock at Cost	(56,520)	(56,146)
Retained Earnings	51,103	55,161
Accumulated Other Comprehensive Income	(3,935)	(4,871)

Total Shareowners’ Equity	70,792	74,220

Total Liabilities and Shareowners’ Equity	$108,648	$110,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	Three Months Ended May 31,
	2009	2008
Cash Flows From:
Operating Activities:
Net Income (Loss)	$(4,057)	$(1,572)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation, Amortization and Accretion	2,237	2,680
Change in Provision for Deferred Income Taxes	—	(1,705)
Compensatory Effect of Stock Plans	68	91
Foreign Currency Transaction Gain	—	(354)
(Gain) on Derivative Instruments	(107)	—
Other, Net	(36)	(81)
Changes in Assets and Liabilities:
Receivables	822	(1,116)
Income Taxes Receivable	1,866	303
Prepaid Expenses	(732)	(1,001)
Inventories	4,128	2,295
Accounts Payable	3,596	4,540
Accrued Expenses	(1,316)	(112)
Other, Net	(115)	479

Net Cash Provided by Operating Activities	6,354	4,447

Investing Activities:
Capital Expenditures	(345)	(1,639)
Proceeds from Sale of Marketable Securities	—	2,800

Net Cash Provided by (Used in) Investing Activities	(345)	1,161

Financing Activities:
Purchases of Treasury Stock	(374)	(2,706)

Net Cash Used in Financing Activities	(374)	(2,706)

Effect of Exchange Rate Changes on Cash	53	(14)

Net Increase (Decrease) in Cash	5,688	2,888
Cash and Cash Equivalents at Beginning of Period	10,664	7,913

Cash and Cash Equivalents at End of Period	$16,352	$10,801

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$84	$461

Supplemental Cash Flow Disclosures:
Interest Paid	$15	$26
Income Taxes Paid	$46	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The data as of May 31, 2009, and for the three months ended May 31, 2009 and 2008, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company”, “we”, “our”, “us” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2009, for the fiscal year ended February 28, 2009 (“fiscal 2009”).

(1)	Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $36 thousand for the three months ended May 31, 2009, compared with $81 thousand for the same period in 2008.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,977,364 Shares Issued and 13,144,693 Shares Outstanding as of May 31, 2009, and 18,977,364 Shares Issued and 13,605,587 Shares Outstanding as of February 28, 2009.

(4)	Treasury Stock. In February 2006, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. The Company repurchased 286,397 shares in the first quarter of fiscal 2009 to complete the 1 million shares authorized under the February 2006 authorization, and all of these shares had been repurchased as of April 2008 at a total cost of $8.6 million.

On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. This authorization was in addition to the shares that remained to be purchased under the February 2006 authorization. In addition to the 286,397 shares purchased under the February 2006 authorization, the Company repurchased 77,403 shares under the January 2008 authorization, for a total of 363,800 shares purchased during the three months ended May 31, 2008. The Company purchased 460,894 shares under the January 2008 authorization during the three months ended May 31, 2009.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2009	5,371,777	$56,146	$10.45
Repurchases During the Three Months Ended May 31, 2009	460,894	374	0.81

Treasury Stock as of May 31, 2009	5,832,671	$56,520	$9.69

(5)	Short-Term Investments. The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2007, the Company invested $6.0 million in Auction-Rate Preferred Shares (“ARS”) from three different funds. These investments were in the preferred shares of large diversified, highly-rated money market funds whose common shares were actively traded. From September 2007 to mid-February 2008, the fund auctions occurred on a weekly basis. The Company exercised its right to either sell the shares at auction, or hold the shares and accept the new rate established by the auction. In mid-February 2008, auctions started to fail as a result of the supply of these investments significantly exceeding the demand for these investments, given the conditions in the overall economy and credit markets. In fiscal 2008, the Company evaluated these assets for potential impairment related to the lack of liquidity and, as a result, recorded a temporary impairment for $0.1 million in the fourth quarter of fiscal 2008 with a charge to Other Comprehensive Income and a reduction in the carrying value of $0.1 million for funds we expected to be redeemed later.

We liquidated $0.4 million of the ARS investment in April 2008 at par value; $2.4 million more in May 2008 at par value; $0.5 million in June 2008 at par value; and $0.6 million in September 2008 at par value. In November 2008, the Company received $2.1 million and completed the liquidation of the investment at par value and, accordingly, reversed the temporary impairment of $0.1 million charged to Other Comprehensive Income in the third quarter of 2008. All income generated from these short-term investments is included in Interest Income, Net, in the Statement of Operations. As of May 31, 2009, and February 28, 2009, the Company held no short-term investments.

(6)

Commodity Contracts. We are exposed to certain risks related to ongoing business operations. We enter into derivative instruments with the objective of managing our financial and operational exposure arising from these risks. The primary risk managed by using derivative instruments is commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in the Company’s manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. The Company maintains a commodity forward purchase policy, which seeks to ensure that at any point in time the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When we enter into these contracts, we elect the Normal Purchase/Normal Sale exclusion for each of them as allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

We currently purchase nickel carbonate under two purchase contracts that we entered into in prior years. One expired in June 2009 and the other will expire in March 2010. At the time we entered into the contracts, the volumes to be purchased complied with our commodity forward purchase policy. During the third quarter of fiscal 2009, declines in sales resulted in a sharp decline in our need for nickel carbonate, which meant we are now committed to purchase quantities in excess of our forecasted demand. As a result, we cannot support the Normal Purchase/Normal Sale election and are required to account for these contracts at fair value in accordance with SFAS 133. During the third quarter of fiscal 2009, we recorded a charge to cost of sales and a current liability of $0.9 million for the fair value of the contract. During the first quarter of fiscal 2010, we took delivery of $0.3 million of nickel carbonate and further reduced the current liability by $0.2 million to its estimated fair value of $0.4 million at May 31, 2009. In June 2009, we took a final delivery for one of the contracts of $0.3 million nickel carbonate and terminated the contract.

We currently purchase natural gas under a purchase contract entered into in the third quarter of fiscal 2009. Shortly after entering into the contract, we experienced declines in sales, which reduced our projected need for natural gas to levels below the quantities we were committed to purchase. Based on analyses performed in the fourth quarter of fiscal 2009, we can no longer support the Normal Purchase/Normal Sale election and are required to account for this contract at fair value in accordance with SFAS 133. In the fourth quarter of fiscal 2009, we recorded a charge to cost of sales and a current liability of $1.3 million for the fair value of the contract, based on the difference between our contract price and quoted market prices for natural gas delivered from the same source. During the first quarter of fiscal 2010, we took delivery of $0.6 million of natural gas and recorded $0.2 million loss for changes in the fair value of this contract.

As of May 31, 2009, the Company had 105 thousand pounds of nickel carbonate and 250 thousand dekatherms of natural gas under contract.

The following table summarizes the fair value of our non-designated derivative instruments at May 31, 2009 (in thousands):

Derivatives Not Designated As Hedging Instruments	Liabilities (Accrued Expenses)
Commodity contracts	$1,348

Total	$1,348

The following table summarizes the gain or loss recognized on our nondesignated derivatives in the three months ended May 31, 2009 (in thousands):

Derivatives Not Designated As Hedging Instruments	Statement of Operations Line	Amount of Gain (Loss) Recognized in Earnings
Commodity contracts	Cost of Sales	$107

Total		$107

(7)	Fair Value Measurements. SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) requires the reporting entity disclose the following information for each interim and annual period:

a. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the fair value measurements at the reporting date,

b. For assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition, the fair value measurements recorded during the period and the reasons for the measurements,

c. The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3), and

d. For assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition, a description of the inputs and the information used to develop the inputs for Level 3 measurements.

The table below summarizes the fair value measurements for our nickel carbonate and natural gas contracts at May 31, 2009.

(in thousands)	Balance as of May 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Commodity contracts	$1,348	—	$1,348	—

The table below summarizes the fair value measurement of our long-lived assets held for sale at May 31, 2009, and associated gains (losses) for the three months ended May 31, 2009.

(in thousands)	Balance as of May 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (Losses)
Long-lived assets held for sale	$3,395	—	$—	$3,395	$—

Long-lived assets held for sale consist of the real estate and production assets located in Middletown, Ohio as discussed in Note 19, “Assets Held for Sale.” The carrying value of the assets at May 31, 2009, of $3.3 million is comprised of the fair value less estimated costs to sell the facility of $0.1 million. The determination of the fair value of the assets maximized the use of available and reliable inputs observable in the marketplace. However, the fair value measurement included certain significant unobservable inputs which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets in the marketplace. Unobservable inputs were developed based on the best information available in the circumstances. The real estate fair value was estimated by management after considering a range of possible outcomes based on recent sales of similar buildings in Middletown. Due to the lack of an established secondary market for the specific machinery and equipment and the lack of an income stream attributable to the machinery and equipment, the fair values were estimated based on the estimated cost of replacing the assets, less an allowance for physical deterioration and functional and economic obsolescence.

(8)	Comprehensive Loss

(in thousands)

	Three Months Ended May 31,
	2009	2008
Net Loss	$(4,057)	$(1,572)
Other Comprehensive Income (Loss):
Gain (Loss) on Marketable Securities, Net of Tax of $0 and $0, Respectively	—	(1)
Pension/Postretirement SFAS 158 Adjustments, Net of Benefit for Income Taxes of $0, and $44, Respectively	160	70
Foreign Currency Translation Adjustments	776	(50)

Comprehensive Loss	$(3,121)	$(1,553)

(9)	Indebtedness. On May 12, 2008, the Company secured a new 36-month $15.0 million credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of May 31, 2009) for US dollar borrowings or Libor plus 1.50% for Euro borrowings. There are annual letter of credit fees of 1.50% on outstanding letters of credit; and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company, including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit.

On May 28, 2009, the Company signed an amendment to the Line. The amendment reduced the credit line from $15 million to $10 million, added a $1 million availability covenant that effectively reduced the borrowing capacity of $10 million to a maximum of $9 million, and added a clause that allows the Company to sell up to $5 million in assets in the future without prior approval from JPMorgan Chase Bank, N.A. The Line does not contain any financial performance covenants.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at May 31, 2009, was $4.7 million. The lender may, at its discretion and subject to the terms of the Line, modify the advance rates used in computing the borrowing base. This may limit the amounts available for future borrowings. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could have a negative material effect on our operations and financial condition. There were no borrowings outstanding under the Line as of May 31, 2009.

(10)	Inventory. Inventories consist of the following:

(in thousands)

	May 31, 2009	February 28, 2009
Raw Materials	$7,751	$11,401
Finished Goods	12,991	13,256

Total Inventories	$20,742	$24,657

(11)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three months ended May 31, 2009 and 2008.

	% of Consolidated Net Sales for the Three Months Ended May 31,
Customer	2009	2008
Ford	18%	17%
Steel Technologies (formerly Mitsui Steel)	13%	8%
General Motors	12%	11%
Chrysler	9%	14%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of May 31, 2009, and February 28, 2009.

Customer	% of Consolidated Gross Accounts Receivable
	May 31, 2009	February 28, 2009
Ford	21%	19%
Steel Technologies (formerly Mitsui Steel)	10%	10%
General Motors	2%	4%
Chrysler	0%	11%

MSC’s domestic and foreign net sales are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

(in thousands)	Three Months Ended May 31,
	2009	2008
Domestic Net Sales	$29,540	$54,048
Foreign Net Sales	2,287	3,117

Total Net Sales	$31,827	$57,165

(12)	Interest Income, Net. The table presented below analyzes the components of Interest (Income) Expense, Net.

(in thousands)	Three Months Ended May 31,
	2009	2008
Interest Expense	$14	$19
Interest Income	(85)	(93)

Interest Income, Net	$(71)	$(74)

(13)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required. This includes considering available evidence, such as, historical and projected taxable income and tax planning strategies that are both prudent and feasible. The Company set up a full valuation allowance for its deferred tax assets as of February 28, 2009, after analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets. During the three months ended May 31, 2009, the Company recorded additional U.S. valuation allowances of approximately $1.5 million relating to tax carryforwards and deferred tax assets generated during the first quarter of fiscal 2010. There were no other material changes to the Company’s valuation allowances during the three months ended May 31, 2009.

The Company does not anticipate that the total amount of unrecognized tax benefits of $3.1 million at May 31, 2009, will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2009. The Company is under audit by Illinois for fiscal years 2004 through 2006 and is open to examination for fiscal years 2007 through 2009. The Company concluded the Michigan audit for fiscal years 2003 through 2005 and is open to examination for fiscal years 2006 through 2009. The Company is open to examination in Ohio for fiscal years 2004 through 2009, and in Pennsylvania for fiscal years 2006 through 2009. The Company is open to examination by German taxing authorities for fiscal years 2005 through 2009. The Company does not expect the resolution of the Illinois audit to materially impact the results of operations, financial position or cash flow.

For the three months ended May 31, 2009, the Company’s effective income tax provision (benefit) rate for continuing operations was an expense of 0.4%, compared with a benefit of 45.9% in the same period last year. The current year’s effective tax rate includes the effect of recording a full valuation allowance on the Company’s deferred tax assets generated during the current year.

(14)	Retirement and Savings Plans. The Company has one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k), the Material Sciences Savings & Investment Plan (the “SIP”). All MSC employees can elect to participate in the SIP. The Company had a non-contributory defined contribution pension plan that covered a majority of its employees. This plan was frozen on June 30, 2006, and the plan assets were merged into the SIP as of January 1, 2007. The Company makes an annual contribution into the SIP at varying rates by location for employees who were covered under the defined pension contribution plan in prior years. Effective March 1, 2009, the Company amended the SIP to temporarily suspend making matching contributions and retirement contributions to the SIP for certain participants of the SIP whose employment is not governed by the terms of a collective bargaining agreement.

MSC also has non-contributory defined benefit pension plans and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans and other post-retirement plans.

(in thousands)	Pension Benefits		Other Benefits
	Three Months Ended May 31,
	2009	2008	2009	2008
Service Cost	$—	$—	$21	$35
Interest Cost	204	194	63	60
Expected Return on Plan Assets	(97)	(163)	—	—
Amortization of Net Loss	119	73	40	41

Total Net Periodic Benefit Cost	$226	$104	$124	$136

MSC previously disclosed in the Notes to its financial statements for the year ended February 28, 2009, that it expected to contribute $0.3 million toward its qualified and nonqualified defined benefit pension plans and $0.2 million toward its other post- retirement benefit plans other than pension plans in fiscal 2010. As of May 31, 2009, $0.3 million of contributions/payments have been made toward the pension plans and $0.2 million of net contributions/payments have been made to the other post-retirement plans.

(15)	Equity and Compensation Plans. The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire between five and ten years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time, Company earnings performance or a combination of the two.

The Company also has one inactive equity award plan: the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 25,958 stock options outstanding and exercisable under this plan as of May 31, 2009.

The Company recorded $42 thousand of compensation expense, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the three months ended May 31, 2009, for stock options that were granted in June 2006, February 2008 and April 2008. The Company recorded $54 thousand of compensation expense, net of applicable taxes, in the three months ended May 31, 2008.

At the annual stockholders’ meeting in June 2007, stockholders approved the Company’s 2007 Equity Incentive Plan. This is an annual and long-term incentive plan tied directly to the financial and strategic performance of MSC over preset performance periods as determined by the Compensation Committee of the Company’s Board of Directors. This incentive plan is designed to allow for the grant of both annual and long-term incentive awards, both in cash and in equity.

Stock Option Activity

The Company granted 393,793 options in fiscal 2009. The Black-Scholes weighted average value per option granted was $3.14. As previously noted, the Company recorded compensation expense related to all grants of $42 thousand net of related taxes, during the three months ended May 31, 2009. As of May 31, 2009, there was $0.4 million of total unrecognized pretax compensation expense related to unvested stock option grants which is expected to be recognized ratably over various periods ending March 31, 2011.

The Company continues to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this pricing model if additional information becomes available that indicates another model would be more appropriate, or if grants in future periods have characteristics that cannot be reasonably estimated using this model.

The following assumptions were used for the fiscal 2009 option grants:

Dividend Yield	0.0%
Risk-Free Interest Rate	2.73%
Expected Volatility	42.76
Expected Life (in Years)	6.3
Forfeiture Rate	9.7%

The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As a result, the Company uses a dividend yield percentage of zero. The Company uses a risk-free interest rate consistent with the yield available on a U.S. Treasury Note with a term equal to the expected term of the underlying grant. The expected volatility was estimated based upon the historical volatility of the Company’s share price. The expected life was an average of the initial vesting period and the remaining life of the grant at the end of the fiscal year. The forfeiture rate was determined by using historical experience.

(16)	Segments. MSC operates in one business segment based on management’s view of its business for purposes of evaluating performance and making operating decisions. MSC focuses on providing material-based solutions for acoustical and coated applications. Acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. Coated material-based solutions include coil-coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. These solutions are designed to meet specific customer requirements for the automotive; building and construction; electronics; heating, ventilation and air conditioning (HVAC), lighting and appliance markets. The Company uses a significant level of shared assets and personnel across each of its product categories, and it is common for a single customer to purchase products from several different product categories.

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform coils of cold rolled steel into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are bonded to the cold rolled steel coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the steel and the bonding method employed. Various paints and coatings are applied by running the uncoiled steel ribbon through a bath and baking the coatings onto the steel in high temperature ovens. Our proprietary Quiet Steel ® is produced by bonding two metal coils together with viscoelastic core materials. Zinc and zinc-nickel corrosion protections are applied by running the steel through metal electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge, Ohio facility.

Our applications are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, appliance, swimming pool and lighting markets. We use a significant level of shared assets, sales, general and administrative expense, and management across each of our product categories. It is common for a single customer to purchase products from several different product categories as well as from different plants. Capital projects, whether for cost savings or generating incremental revenue, are evaluated individually based on estimated economic returns (e.g., net present value, return on investment), not based on related product line or geographic location. The management approach for our organization in making operating decisions and assessing performance is focused on delivering individual products that together provide solutions to our customer base, using a centralized functional management structure and shared administration and production resources. Disaggregated financial information for individual products is largely limited to revenues as shown below:

	For the three months ended May 31,
	2009		2008
Net Sales ($ in millions)	$	%	$	%
Acoustical:
Body Panel	$8.1	25%	$16.0	28%
Brakes	5.4	17	7.0	12
Engine	1.6	5	4.2	7
All Other	0.1	0	2.1	4

Total Acoustical	15.2	48	29.3	51

Coated:
Fuel Tank	6.3	20	8.9	16
Appliance/HVAC	6.2	19	5.4	9
Building Products	1.4	4	5.5	10
All Other	2.7	9	8.1	14

Total Coated	16.6	52	27.9	49

Total Net Sales	$31.8	100%	$57.2	100%

(17)	Recent Accounting Pronouncements. On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items. SFAS 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption was prohibited. The Company has adopted SFAS 141R, and will comply with its provisions for any future business combinations.

On December 4, 2007, the FASB issued SFAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income in the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary which do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such a gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As with SFAS 141R discussed above, earlier adoption is prohibited. The Company adopted SFAS 160, which did not have an impact on its results of operations, financial position and cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161, which did not have a material impact on its results of operations, financial position and cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted this new accounting position, which did not have a material impact on its results of operations, financial position and cash flows.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP FAS 132(R)-1, but does not expect the adoption will have a material impact on its results of operations, financial position and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the following:

1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact of SFAS 165, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

(18)	Commitments and Contingencies. The downturn in the general economy has had a negative effect on our customers, particularly in our largest markets of automotive, appliance and building products. The three largest North American automobile manufacturers, which are among our largest customers, continue to suffer from a depressed economic climate; strong foreign competition; downward pressure on prices; and complex, inflexible cost structures. The significant downturn in the fourth quarter of fiscal 2009 led to US government intervention in the industry, including emergency loans to two manufacturers, General Motors and Chrysler, and mandated reorganizations of those two companies. Chrysler and General Motors have filed for bankruptcy. The total number of vehicles sold in the United States, domestic and foreign, continues to decline. Domestic automakers all continue to lose share of this declining market to foreign competitors. Labor costs also continue to challenge the domestic automakers. All of these factors could adversely affect our revenues and profits.

In the event that changes in economic conditions, the Chrysler and General Motors bankruptcies, or the bankruptcy of one of our other major customers significantly diminishes our future revenues, collection of receivables, or realization of inventory values, we would pursue a range of actions to meet our cash flow needs. These actions include additional restructuring initiatives and other cost reductions, selling assets, reducing working capital and capital spending, and other alternatives to enhance our financial and operating position.

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

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In 2005, the Company received an update indicating that the projected remediation costs would increase significantly, primarily due to additional efforts required to complete the remediation project, higher energy costs associated with certain remediation techniques employed, and increased oversight costs of the United States Environmental Protection Agency (“USEPA”). In June 2008, the cost estimates to complete the remediation at the site were revised and increased significantly due to several factors, including operating issues at the site, higher energy costs, and changes to planned remediation solutions. The Company increased its reserve for this site by $0.7 million, to $1.1 million, in the first quarter of fiscal 2009 based on the new estimate to reflect the Company’s share of the increased remediation costs. The estimated range of the Company’s remaining liability for this site is $1.0 million to $1.8 million at May 31, 2009. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.2 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In 2003, MSC, along with many other companies, was named as a PRP by the USEPA under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois, for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. In the third quarter of fiscal 2009, the Company increased its reserve for this site by an additional $0.1 million to $0.3 million based on a revised estimate of its share of the costs to complete the remediation. The estimate of the Company’s liability for this site is $0.3 million at May 31, 2009.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and numerous other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California for surface, soil and ground water contamination associated with former waste handling activities at the Chatham Site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the Chatham Site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site and has approved a Remedial Action Plan for long-term remediation at the site. This remediation is expected to last well into the future. The estimate of the Company’s liability for this site is $0.2 million at May 31, 2009.

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

The Company’s environmental reserves were approximately $1.6 million and $1.6 million as of May 31, 2009 and February 28, 2009, respectively. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, given the reserves recorded as of May 31, 2009, and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties. These include, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s range of exposures. MSC believes its range of exposure for all known sites, based on allocations of the liability among PRPs and the most recent estimate of remedial work, is $1.5 million to $2.8 million at May 31, 2009.

The Company is also a party to various legal actions and customer disputes arising in the ordinary course of its business. These legal actions and customer disputes cover a broad variety of claims spanning the Company’s entire business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on its financial statements.

(19)	Assets Held for Sale. The Company closed its coil coating facility in Middletown, Ohio, in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. During the quarter ended November 30, 2007, management committed to a plan to sell this facility and related equipment. We are engaged in an active plan to sell these assets as soon as practical. In fiscal 2008, an impairment charge of $0.1 million was recorded in Sales, General and Administrative Expenses to reduce the carrying value of these assets to their fair value less cost to sell of $3.9 million. In fiscal 2009, we recorded an additional asset impairment charge of $0.6 million to reflect the reduced market value of the land and building assets, lowering the total carrying value to $3.3 million as of February 28, 2009. The carrying value of these assets at May 31, 2009, was $3.3 million.

(20)	Restructuring. In the third quarter of fiscal 2009, and again in the fourth quarter of fiscal 2009, management executed restructuring plans that resulted in the elimination of positions in both production and Selling, General & Administrative (SG&A) expenses. The Company recognized approximately $2.5 million in employee termination benefit and related expenses, $1.6 million for severance in the US, $0.2 million for retention bonuses paid to certain Morrisville employees prior to that facility’s sale, and $0.7 million in severance and other expenses associated with closing an office in Europe. Of this expense, approximately $1.8 million had been paid as of February 28, 2009, and an additional $0.5 million was paid in the first quarter of fiscal 2010; the rest will be paid in the second quarter of fiscal 2010.

The year-to-date activity in the restructuring reserve is presented in the chart below.

(in thousands)	Severance	Other	Total
Restructuring Reserve as of February 28, 2009	$612	$66	$678
Cash Payments and Other Adjustments	(485)	(62)	(547)

Restructuring Reserve as of May 31, 2009	$127	$4	$131

(21)	Asset Impairment. Long-lived assets consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the carrying value of the long-lived assets is higher than the undiscounted cash flows related to the asset group, an impairment loss may be necessary. The impairment loss is measured by the difference between the fair value of the assets and the carrying value of the assets. Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows. The valuation techniques use certain assumptions, including, but not limited to, the estimated fair market value of assets, which are based on additional assumptions such as public market data; depreciation factors for orderly liquidation, including allowances such as dismantlement and removal; and the relationship between replacement cost and market value based on the age of the assets.

During the fourth quarter of 2009, we determined that the declines in our sales and in the demand for our products represented a triggering event under SFAS No. 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets” and that the carrying amount of our long-lived assets may not be recoverable. Accordingly, as part of the year-end close process, we performed an impairment analysis and determined that certain assets were not recoverable and had carrying values in excess of fair value. Based on the estimated fair values we determined, we wrote down the carrying value of the R&D and corporate assets by $7.0 million in the fourth quarter of fiscal 2009. In addition, we recorded an additional asset impairment charge of $0.6 million for the Middletown, Ohio facility, as discussed in Note 19, “Assets Held For Sale,” and we recorded a $0.5 million charge for the write-off of software assets related to the sale of Morrisville, as discussed in Note 22, “Morrisville Sale of Assets.” We have determined that no additional impairment has occurred as of May 31, 2009.

(22)	Morrisville Sale of Assets. On December 1, 2008, the Company sold the assets and real property located in its Morrisville, Pennsylvania, facility (“Morrisville assets”) for approximately $5.0 million in cash and a promissory note for $4.1 million, for a total of $9.1 million. The note has a five-year term, carries an interest rate of 7% per annum, and is payable in 16 quarterly installments beginning December 2009. The note is secured by related production assets and guaranteed by a mortgage on the land and building assets. The Company recorded a gain of approximately $5.9 million in the fourth quarter. In the third quarter of fiscal 2009, the Company recorded a total cost of $1.9 million associated with the sale, of which $0.9 million related to cost of goods sold, principally for the write-down of inventory ($0.6 million), the establishment of reserves for certain warrantied products ($0.3 million), an asset impairment charge related to software associated with Morrisville ($0.5 million), and $0.5 million in SG&A for legal costs and employee termination benefits. Termination benefits of $0.3 million were paid during the fourth quarter of fiscal 2009. The remaining termination benefits of $0.1 million were paid out during the first quarter of fiscal 2010. Prior to the third quarter of fiscal 2009, we also recorded legal costs of $0.2 million in SG&A.

In February 2009, the buyer purchased $0.6 million of inventory from us, in accordance with the terms of the sale. The balance of the promissory note at February 28, 2009, was increased by this amount to $4.7 million; all other terms of the note remain the same. The balance of the note is $4.7 million at May 31, 2009. This transaction is not considered a discontinued operation under the guidance of SFAS 144.

(23)	Automotive Customers/Subsequent Events. On April 30, 2009, Chrysler LLC (“Chrysler”) announced it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy is part of a reorganization plan approved by the U.S. government which includes the sale of Chrysler’s principal assets to an alliance headed by Fiat SpA (“New Chrysler”). The sale to Fiat was completed on June 10, 2009. Bankruptcy court proceedings regarding the assets not sold to Fiat and claims by Chrysler’s creditors have not concluded. At May 31, 2009, the Company had accounts receivable from New Chrysler of $27 thousand for deliveries made post-bankruptcy and accounts payable to Chrysler of $23 thousand, for a net exposure of $4 thousand. We have received correspondence from New Chrysler indicating payments will begin in mid-July 2009, so we have not recorded any reserve as of that date.

On June 1, 2009, General Motors announced it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy is part of a reorganization plan approved by the U.S. government. General Motors has also announced that it intends to focus on four brands going forward: Cadillac, Chevrolet, Buick and GMC. On July 6, 2009, General Motors received approval from the U.S. Bankruptcy Court for the sale of substantially all of General Motors Corporation’s assets to NGMCO, Inc., an entity funded by the U.S. Department of the Treasury. In connection with the closing of the sale transaction, NGMCO, Inc. will change its name to General Motors Company and continue to operate under GM’s historic corporate and sub brands. As of May 31, 2009, the Company had accounts receivable from General Motors in North America of $186 thousand and no accounts payable to General Motors. In July 2009, General Motors paid all of the accounts receivable that were open at May 31, 2009.

Until we learn more about how the bankruptcy courts will address the claims of the many debt holders involved in these two bankruptcies, we cannot assess what effect the bankruptcies will have on the future operating results of the Company.

As of May 31, 2009, the Company had estimated inventory of $3.8 million related to General Motors and Chrysler. At this time, we believe the value of this inventory is realizable; however, future events may negatively impact the value of this inventory.

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes, included in Item 1 of this Form 10-Q, and the audited Consolidated Financial Statements and related notes and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009, filed on May 14, 2009 (“Form 10-K”), as well as the Company’s other filings with the Securities and Exchange Commission.

Executive Summary

Material Sciences Corporation (“MSC”, “we”, “our” or “us”) focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions include composites that consist of layers of metal and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts, brake dampers, engine parts, computer disk drives, appliances and heating, ventilation and air conditioning (“HVAC”). Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, appliance, swimming pool and lighting markets. We utilize a significant level of shared assets and management across each of our product categories. It is common for a single customer to purchase products from several different product categories.

As discussed in more detail in our Form 10-K, the general state of the principal industries in which we operate presents a variety of risks, including: uncertainty in the North American automobile industry, weakness in the U.S. housing industry, volatile pricing and inconsistent availability of materials, overcapacity in our marketplace and shifts in our customers’ supply strategies. The three largest North American automobile manufacturers are three of our four largest customers. The deterioration of their market share, and of the automobile market in general, continues to negatively impact our revenues and profits in fiscal 2010. Chrysler LLC has filed for bankruptcy and has sold its principal assets to an alliance led by Fiat SpA. General Motors has also filed for bankruptcy and has sold substantially all of its assets to NGMCO, Inc., an entity funded by the U.S. Department of the Treasury. In connection with the closing of the sale transaction, NGMCO, Inc. will change its name to General Motors Company. Refer to Cautionary Statement Concerning Forward-Looking Statements below for additional information regarding the effect of the General Motors and Chrysler bankruptcies. Weakness in the U.S. housing market has resulted in a decrease in revenues and profits in that portion of our coated business. In addition, the pricing of materials we purchase continues to fluctuate, including the cost of steel, zinc and nickel, and petroleum-based products. The volatility of these prices affects our profitability, as we are not always able to efficiently pass price changes to our customers. Excess capacity in the domestic coil coating market continues to result in extreme competition in pricing, terms of sale and facility utilization.

We continue our efforts to expand existing relationships in Asia through our sales offices in Korea, Malaysia and China, and have continued our relationship with Hae Won in Korea for the production of laminated products. We received related fees of $0.2 million in the first quarter of fiscal 2010 and $0.2 million in the first quarter of fiscal 2009. We expanded our sales to a second Japanese automotive manufacturer in fiscal 2009.

As a part of our strategic planning process, management continually evaluates the strategic position, growth, and economic value potential of our businesses with the objective of creating additional value for our shareholders. During the third quarter of fiscal 2008, management committed to a plan to sell assets of $3.3 million related to the Middletown, Ohio facility and related equipment that had been idled in July 2004. The Company remains engaged in an active plan to sell these assets. During the fourth quarter of fiscal 2009, the Company sold its assets and real property located in Morrisville, Pennsylvania.

We purchase nickel carbonate and natural gas under purchase contracts. During fiscal 2009, the decline in our sales volume reduced our needs for these two commodities. As a result, we were unable to support the Normal Purchase/Normal Sale election as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and were required to account for these contracts at fair value. We recorded charges to cost of sales and current liabilities totaling $2.2 million in fiscal 2009 for these contracts. At May 31, 2009, our total liability under these contracts was $1.3 million. Of the total change of $0.9 million, $0.1 million was charged to cost of goods sold as changes in the fair value of the contracts and gain on settlement of one nickel carbonate contract. Refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Results of Operations

A summary of our consolidated financial performance is as follows:

($ in thousands)	Three Months Ended May 31,
	2009	2008	% Variance
Net Sales	$31,827	$57,165	(44.3)%

Gross Profit	$2,466	$6,801	(63.7)%
% of Net Sales	7.7%	11.9%

Selling, General and Administrative	$6,655	$10,354	(35.7)%
% of Net Sales	20.9%	18.1%

Sales

($ in thousands)	Net Sales for the Three Months Ended May 31,
Application	2009	2008	$ Variance	% Variance
Body Panel	$8,118	$16,013	$(7,895)	-49.3%
Brakes	5,432	6,988	(1,556)	-22.3%
Engine	1,641	4,165	(2,524)	-60.6%
All Other Acoustical	43	2,101	(2,058)	-98.0%

Acoustical	$15,234	$29,267	$(14,033)	-47.9%

Fuel Tank	6,258	8,887	(2,629)	-29.6%
Appliance/HVAC	6,187	5,521	666	12.1%
Building Products	1,385	5,460	(4,075)	-74.6%
All Other Coated	2,763	8,030	(5,267)	-65.6%

Coated	$16,593	$27,898	(11,305)	-40.5%

Total	$31,827	$57,165	$(25,338)	-44.3%

Sales of acoustical materials, which are primarily used in the automotive industries, decreased significantly from the same period last year. Body panel laminate and engine sales for the first quarter of fiscal 2010 declined primarily due to the continued softness of the North American auto industry and plant shutdowns related to bankruptcy proceedings. The significant decrease in automobile production by the U.S. automakers has reduced the demand for almost all acoustical applications. Additionally, we experienced a significant decrease in sales to Ford related to declines in demand for sport utility vehicles and trucks. We expect this slowdown in the U.S. auto market will continue throughout calendar 2009 and into 2010. Sales in the brake market were similarly affected by the auto production slowdown. We continue to actively seek new markets, both in the United States and abroad, for our acoustical products.

Sales of coated materials, which are used primarily in the automotive and building industries, declined $4.7 million due to the sale of our Morrisville facility in the fourth quarter of fiscal 2009 and $6.6 million due to reduced demand in most of our markets. Fuel tank sales for the three months ended May 31, 2009, decreased due to the slowdown in the U.S. auto market. Sales of appliance products increased due to stronger demand. Sales of building products for the three months ended May 31, 2009, decreased due to the overall weakness in the United States housing market.

Gross Profit

Our gross profit for the three months ended May 31, 2009, was $2.5 million, or 7.7% of net sales, compared with $6.8 million, or 11.9% of net sales, in the same period of fiscal 2009. The $4.3 million decrease in gross profit in the first quarter of fiscal 2010 was primarily due to a $25.3 million decrease in sales volume from the prior year quarter. Gross profit decreased from the comparable prior year quarter by $4.3 million. Of this amount, $3.7 million was due to decreases in product sales, and $2.6 million was due to decreases in scrap sales, both of which were partially offset by lower quality-related costs of $1.2 million and an improvement of $0.8 million in net operating expenses over the comparable prior year quarter.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the three months ended May 31, 2009, were $6.7 million, or 20.9% of net sales, compared with $10.4 million, or 18.1% of net sales, in the same period last year. SG&A expenses in the first quarter of fiscal 2010 were down by $3.7 million compared with last year, due to lower salary and headcount related costs of $2.2 million, driven principally by the restructurings the Company took in fiscal 2009; lower depreciation of $0.4 million from the write-down of asset carrying values in the fourth quarter of fiscal 2009; lower operating costs of $0.4 million associated with our strategic alliance with ArcelorMittal in Europe; and lower professional fees and other general expenses of $0.7 million.

Total Other Income, Net

Total other income, net for the three months ended May 31, 2009, was $0.2 million compared with $0.6 million in the same period of fiscal 2009. The decrease in the three month period is primarily due to lower income related to foreign currency transaction gain in the first fiscal quarter of this year.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. The Company set up a full valuation allowance for its deferred tax assets as of February 28, 2009, after analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets. During the three months ended May 31, 2009, the Company recorded additional U.S. valuation allowances of approximately $1.5 million relating to tax carryforwards and deferred tax assets generated during the first quarter of fiscal 2010. There were no other material changes to the Company’s valuation allowances during the three months ended May 31, 2009.

The Company does not anticipate that the total amount of unrecognized tax benefits of $3.1 million at May 31, 2009, will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2009. The Company is under audit by Illinois for fiscal years 2004 through 2006 and is open to examination for fiscal years 2007 through 2009. The Company concluded the Michigan audit for fiscal years 2003 through 2005 and is open to examination for fiscal years 2006 through 2009. The Company is open to examination in Ohio for fiscal years 2004 through 2009, and in Pennsylvania for fiscal years 2006 through 2009. The Company is open to examination by German taxing authorities for fiscal years 2005 through 2009. The Company does not expect the resolution of the Illinois audit to materially impact the results of operations, financial position or cash flow.

For the three months ended May 31, 2009, the Company’s effective income tax provision (benefit) rate for continuing operations was an expense of 0.4%, compared with a benefit of 45.9% in the same period last year. The current year’s effective tax rate includes the effect of recording a full valuation allowance on the Company’s deferred tax assets generated in the current fiscal year.

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

During the first three months of fiscal 2010, we generated $6.4 million of cash from operating activities compared with $4.4 million during the first three months of last fiscal year. The increase from the same period of fiscal 2009 was primarily due to lower inventory levels and accounts receivable, as well as the receipt of $1.8 million of income tax refunds, partially offset by a greater net loss.

In the first three months of fiscal 2010, we invested $0.3 million in capital improvement projects, compared with $1.6 million in the same period last year. The decrease was primarily attributable to a management decision to reduce capital expenditures to conserve cash.

On May 12, 2008, the Company secured a new 36-month $15.0 million credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of May 31, 2009) for US dollar borrowings or Libor plus 1.50% for Euro borrowings. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit.

On May 28, 2009, the Company signed an amendment to the Line. The amendment reduced the credit line from $15 million to $10 million, added a $1 million availability covenant that effectively reduced the borrowing capacity of $10 million to a maximum of $9 million, and allows the Company to sell up to $5 million in assets without prior approval from JPMorgan Chase Bank, N.A. The Line does not contain any financial performance covenants.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at May 31, 2009, was $4.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could have a negative material effect on our operations and financial condition. There were no borrowings outstanding under the Line as of May 31, 2009.

In September 2007, we invested $6.0 million in Auction-Rate Securities (“ARS”) from three different funds as a preferred shareholder. These investments were in the preferred shares of large, diversified, highly-rated money market funds whose common shares are actively traded. The total value of assets of these funds was between two- and three-times the total value of the outstanding preferred shares in which we invested. From September 2007 to mid-February 2008, fund auctions of the ARS occurred on a weekly basis and the Company exercised its right to either sell the shares at auction, or hold the shares and accept the new rate established by the auction. In mid-February 2008, the auctions started to fail as a result of the supply of these investments significantly exceeding demand for these investments, given the conditions in the overall economy and credit markets. The shares bore a higher rate of interest when auctions failed; the rate was equal to 150% of current AA commercial paper rates. Because of the shares having a preference to money market fund assets (over common shares) and of the highly rated and diversified underlying assets, we believed that we would be able to liquidate these investments at par within one year. We liquidated $0.4 million of the ARS investment in April 2008 at par value; $2.4 million more in May 2008 at par value; $0.5 million in June 2008 at par value; and $0.6 million in September 2008 at par value. In November 2008, the Company received $2.1 million and completed the liquidation of the investment at par value and, accordingly, reversed the temporary impairment of $0.1 million charged to Other Comprehensive Income recorded in the third quarter of 2008. As of May 31, 2009, and February 29, 2008, the Company held no short-term investments. All income generated from these short-term investments is included in Interest Income, Net in the Statement of Operations.

In February 2006, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. Of the 1 million share repurchase authorized in February 2006, all shares had been repurchased as of April 2008 at a total cost of $8.6 million.

On January 7, 2008, our Board of Directors authorized the repurchase of up to one million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. As of May 31, 2009, the Company had repurchased 644,023 shares under this new authorization.

MSC is party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available was $1.5 million to $2.8 million as of May 31, 2009. Refer to Note 18 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors and shareowners can better understand a company’s future prospects and make informed investment decisions. This Form 10-Q contains forward-looking statements, which include, without limitation, information about our anticipated results based on our plans and assumptions. We have tried, wherever possible, to identify these statements by using words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “will,” “plans,” “believes” and similar words and terms in connection with any discussion of future operating or financial performance.

Achievement of future results is subject to risks, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from what we anticipate, estimate or project in this Form 10-Q. Many of the factors that could cause this are discussed in detail in Part I, Item 1A, “Risk Factors” of our Form 10-K.

As described in the Risk Factors in our Form 10-K, we rely on sales to a small number of customers; the loss of any one of these customers could have a material adverse impact on revenues and profits. General Motors and Chrysler LLC have filed for bankruptcy. If the deterioration in the U.S. auto or building markets continues, it is possible that one or more other customers could file for bankruptcy protection. Our business and financial performance could be negatively impacted, and we may have to write off a significant portion of our accounts receivable.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact our financial condition or results of operations. Other sections of this Form 10-Q may include additional factors that could have an adverse impact on our business and financial performance. In addition, we operate in a competitive environment. New risks emerge from time to time and it is not always possible for us to predict all such risk factors, nor can we assess the impact of all these risk factors on our business or the extent to which any factor or combination of factors, may cause actual results to differ materially from those in any forward-looking statements. Given this situation, stockholders should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 14, 2009, for the fiscal year ended February 29, 2008.

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

Changes in internal control over financial reporting. During the quarter ended May 31, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, they should be read in conjunction with this Item 4 and Item 9A of the Company’s 2009 Annual Report on Form 10-K as filed with the SEC on May 14, 2009, as of February 28, 2009.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2009

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, and results of operations and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2009, includes a detailed discussion of these risk factors which we believe still exist in our business. In addition to those risk factors, additional risks and uncertainties may materially adversely affect our business, financial condition, and/or operating results. As discussed in Note 23 to the Condensed Consolidated Financial Statements of included in Part I, Item 1 of this Form 10-Q, two of our major customers, General Motors and Chrysler LLC, have filed for bankruptcy, and Chrysler sold its principal assets to an alliance headed by Fiat SpA. If either of these customers ceases operations, or significantly curtails their purchases from us, it could have a material adverse effect on our sales and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table shows the repurchases of common stock made by the Company during the first fiscal quarter ended May 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
March 1–31, 2009	187,934	$0.71	187,934	628,937
April 1–30, 2009	231,955	$0.83	231,955	396,982
May 1–31, 2009	41,005	$1.14	41,005	355,977

Total	460,894	$0.81	460,894	355,977

(1)	On January 7, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock with no set expiration date. As part of our existing stock repurchase program, in December 2008 we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to purchase of up to 868,971 shares. The December 2008 10b5-1 trading plan expires on the earlier of December 31, 2009, or when the aggregate number of shares has been purchased. As of May 31, 2009, there were 355,977 shares remaining under the January 2008 authorization and 355,977 shares remaining under the December 2008 10b5-1 trading plan.

Item 6.	Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of July 2009.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James M. Froisland
James M. Froisland
Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended May 31, 2009

Index to Exhibits

Exhibit Number	Description of Exhibit
10.1	First Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 28, 2009.

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.