Form 10-Q
period 2009-08-31
MATERIAL SCIENCES CORP
filed 2009-10-09
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

As of September 30, 2009, there were 12,904,397 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

(a) Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share data)	2009	2008	2009	2008

Net Sales	$31,116	$56,793	$62,943	$113,958
Cost of Sales	28,092	50,735	57,453	101,099

Gross Profit	3,024	6,058	5,490	12,859
Selling, General and Administrative Expenses	6,794	9,362	13,449	19,716

Loss from Operations	(3,770)	(3,304)	(7,959)	(6,857)

Other Income, Net:
Interest Income, Net	(72)	(60)	(143)	(134)
Equity in Results of Joint Venture	(130)	(139)	(166)	(220)
Other, Net	(43)	(910)	(86)	(1,400)

Total Other Income, Net	(245)	(1,109)	(395)	(1,754)

Loss from Operations Before
Benefit for Income Taxes	(3,525)	(2,195)	(7,564)	(5,103)
Provision (Benefit) for Income Taxes	98	(936)	116	(2,272)

Net Loss	$(3,623)	$(1,259)	$(7,680)	$(2,831)

Basic Net Loss Per Share	$(0.28)	$(0.09)	$(0.58)	$(0.21)

Diluted Net Loss Per Share	$(0.28)	$(0.09)	$(0.58)	$(0.21)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Loss Per Share	13,000	13,678	13,173	13,776
Dilutive Shares	—	—	—	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,000	13,678	13,173	13,776

Outstanding Common Stock Options Having No Dilutive Effect	472	582	472	582

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	August 31, 2009	February 28, 2009

Assets:
Current Assets:
Cash and Cash Equivalents	$15,647	$10,664
Receivables, Less Reserves of $2,148 and $2,965, Respectively	17,360	13,297
Income Taxes Receivable	869	2,567
Prepaid Expenses	1,223	657
Inventories	18,393	24,657
Assets Held for Sale	3,275	3,329

Total Current Assets	56,767	55,171

Property, Plant and Equipment	171,331	170,010
Accumulated Depreciation	(126,930)	(122,264)

Net Property, Plant and Equipment	44,401	47,746

Other Assets:
Notes Receivable	1,519	4,363
Investment in Joint Venture	2,872	2,288
Other	651	471

Total Other Assets	5,042	7,122

Total Assets	$106,210	$110,039

Liabilities:
Current Liabilities:
Accounts Payable	$14,666	$10,442
Accrued Payroll Related Expenses	4,818	3,269
Accrued Expenses	6,272	8,284

Total Current Liabilities	25,756	21,995

Long-Term Liabilities:
Pension and Postretirement Liabilities	10,050	10,574
Other	2,890	3,250

Total Long-Term Liabilities	12,940	13,824

Commitments and Contingencies

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	380	380
Additional Paid-In Capital	79,819	79,696
Treasury Stock at Cost	(56,774)	(56,146)
Retained Earnings	47,481	55,161
Accumulated Other Comprehensive Income	(3,392)	(4,871)

Total Shareowners’ Equity	67,514	74,220

Total Liabilities and Shareowners’ Equity	$106,210	$110,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Six Months Ended August 31,
(In thousands)	2009	2008

Cash Flows From:
Operating Activities:
Net (Loss)	$(7,680)	$(2,831)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Gain on Sale of Marketable Securities	—	(841)
Depreciation, Amortization and Accretion	4,414	5,434
Change in Provision for Deferred Income Taxes	—	(2,674)
Compensatory Effect of Stock Plans	119	219
Foreign Currency Transaction Gain	—	(354)
Loss on Derivative Instruments	33	—
Other, Net	(365)	(220)
Changes in Assets and Liabilities:
Receivables	(1,982)	248
Income Taxes Receivable	1,699	1,657
Prepaid Expenses	(560)	(1,021)
Inventories	6,488	(4,113)
Accounts Payable	4,176	10,979
Accrued Expenses	(1,539)	(899)
Other, Net	310	(14)

Net Cash Provided by Operating Activities	5,113	5,570

Investing Activities:
Capital Expenditures	(535)	(2,823)
Proceeds from Note Receivable	944	—
Proceeds from Sale of Marketable Securities	—	4,027
Proceeds from Exclusivity Agreement	—	1,000

Net Cash Provided by Investing Activities	409	2,204

Financing Activities:
Purchases of Treasury Stock	(628)	(3,110)
Issuance of Common Stock	3	11

Net Cash Used in Financing Activities	(625)	(3,099)

Effect of Exchange Rate Changes on Cash	86	(52)

Net Increase in Cash	4,983	4,623
Cash and Cash Equivalents at Beginning of Period	10,664	7,913

Cash and Cash Equivalents at End of Period	$15,647	$12,536

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$81	$356

Supplemental Cash Flow Disclosures:
Interest Paid	$26	$49
Income Taxes Paid	$370	$29

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The financial information as of August 31, 2009, and for the three and six months ended August 31, 2009 and 2008, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company,” “we,” “our,” “us” or “MSC”), the information reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2009, for the fiscal year ended February 28, 2009 (“fiscal 2009”).

(1) Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $130 thousand and $166 thousand for the three and six months ended August 31, 2009, respectively, compared with $139 thousand and $220 thousand for the same periods in 2008.

(2) Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3) Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,978,964 Shares Issued and 12,904,397 Shares Outstanding as of August 31, 2009, and 18,977,364 Shares Issued and 13,605,587 Shares Outstanding as of February 28, 2009.

(4) Treasury Stock. In February 2006, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. The Company repurchased 286,397 shares in the first quarter of fiscal 2009 to complete the purchase of the 1 million shares authorized under the February 2006 authorization, and all of these shares had been repurchased as of April 2008 at a total cost of $8.6 million.

On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. This authorization was in addition to the shares that remained to be purchased under the February 2006 authorization. In addition to the 286,397 shares purchased under the February 2006 authorization, the Company repurchased 131,029 shares under the January 2008 authorization, for a total of 417,426 shares purchased during the six months ended August 31, 2008, with 363,800 in the first quarter and 53,626 in the second quarter. The Company purchased 702,790 shares under the January 2008 authorization during the six months ended August 31, 2009, with 460,894 in the first quarter and 241,896 in the second quarter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2009	5,371,777	$56,146	$10.45
Repurchases During the Six Months Ended August 31, 2009	702,790	628	0.89

Treasury Stock as of August 31, 2009	6,074,567	$56,774	$9.35

(5) Short-Term Investments. The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2007, the Company invested $6.0 million in Auction-Rate Preferred Shares (“ARS”) from three different funds. These investments were in the preferred shares of large diversified, highly rated money market funds whose common shares were actively traded.

We liquidated $0.4 million of the ARS investment in April 2008 at par value; $2.4 million more in May 2008 at par value; $0.5 million in June 2008 at par value; and $0.6 million in September 2008 at par value. In November 2008, the Company received $2.1 million and completed the liquidation of the investment at par value. All income generated from these short-term investments is included in Interest Income, Net, in the Statement of Operations. As of August 31, 2009, and February 28, 2009, the Company held no short-term investments.

(6) Commodity Contracts. We are exposed to certain risks related to ongoing business operations. We enter into derivative instruments with the objective of managing our financial and operational exposure arising from these risks. The primary risk managed by using derivative instruments is commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in the Company’s manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. The Company maintains a commodity forward purchase policy, which seeks to ensure that at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When we enter into these contracts, we elect the Normal Purchase/Normal Sale election for each of them as allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

During the second quarter of fiscal 2010, we purchased nickel carbonate under two purchase contracts that we entered into in prior years. One expired in June 2009 and the other will expire in March 2010. At the time we entered into the contracts, the volumes to be purchased complied with our commodity forward purchase policy. During the third quarter of fiscal 2009, lower sales resulted in a sharp decline in our need for nickel carbonate, which resulted in us being committed to purchase quantities in excess of our forecasted demand. As a result, we cannot support the Normal Purchase/Normal Sale election and are required to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

account for these contracts at fair value in accordance with SFAS 133. During the third quarter of fiscal 2009, we recorded a charge to cost of sales and a current liability of $0.9 million for the fair value of the contract. During the first quarter of fiscal 2010, we took delivery of $0.1 million of nickel carbonate, recorded a gain of $0.2 million on the settlement of the first contract upon its termination and further reduced the current liability by $0.2 million to its estimated fair value of $0.4 million at May 31, 2009. During the second quarter of fiscal 2010, we took delivery of $0.3 million of nickel carbonate under the second contract and further reduced the current liability by $0.1 million to its estimated fair value of $42 thousand at August 31, 2009.

We currently buy natural gas under a purchase contract entered into in the third quarter of fiscal 2009. Shortly after entering into the contract, we experienced declines in sales, which reduced our projected need for natural gas to levels below the quantities we were committed to purchase. As a result, we can no longer support the Normal Purchase/Normal Sale election and are required to account for this contract at fair value in accordance with SFAS 133. In the fourth quarter of fiscal 2009, we recorded a charge to cost of sales and a current liability of $1.3 million for the fair value of the contract, based on the difference between our contract price and quoted market prices for natural gas delivered from the same source. During the first quarter of fiscal 2010, we took delivery of $0.6 million of natural gas and recorded a $0.2 million loss for changes in the fair value of this contract. During the second quarter of fiscal 2010, we took delivery of $0.6 million of natural gas and recorded a $0.2 milion loss for changes in the fair value of this contract. At August 31, 2009, its estimated fair value was $0.5 million.

As of August 31, 2009, the Company had 30,840 pounds of nickel carbonate and 100,000 decatherms of natural gas under contract.

The following table summarizes the fair value of our non-designated derivative instruments at August 31, 2009 (in thousands):

Derivatives Not Designated As Hedging Instruments	Liabilities (Accrued Expenses)
Commodity Contracts	$507

Total	$507

The following table summarizes the gain or loss recognized on our nondesignated derivatives in the three and six months ended August 31, 2009 (in thousands):

		Amount of (Loss) Recognized in Earnings
Derivatives Not Designated As Hedging Instruments	Statement of Operations Line	Three Months Ended August 31, 2009	Six Months Ended August 31, 2009
Commodity Contracts	Cost of Sales	$(140)	$(33)

Total		$(140)	$(33)

In September 2009, we entered into a new purchase contract to acquire zinc for approximately $0.5 million. This contract is intended to provide for approximately 50% of our projected needs over the following six months. We expect to be able to apply the Normal Purchase/Normal Sale election as allowed under SFAS No. 133.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

(7) Fair Value Measurements. SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) requires the reporting entity disclose the following information for each interim and annual period:

a. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the fair value measurements at the reporting date;

b. For assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition, the fair value measurements recorded during the period and the reasons for the measurements;

c. The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3); and

d. For assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition, a description of the inputs and the information used to develop the inputs for Level 3 measurements.

The table below summarizes the fair value measurements for our nickel carbonate and natural gas contracts at August 31, 2009.

(in thousands)	Balance as of August 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Contracts	$507	$—	$507	$—

The table below summarizes the fair value measurement of our long-lived assets held for sale at August 31, 2009, and associated gains (losses) for the three and six months ended August 31, 2009.

(in thousands)	Balance as of August 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended August 31, 2009	Total Gains (Losses) for the Six Months Ended August 31, 2009
Long-lived Assets Held for Sale	$3,395	$—	$—	$3,395	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

Long-lived assets held for sale consist of the real estate and production assets located in Middletown, Ohio as discussed in Note 19, “Assets Held for Sale.” The carrying value of the assets at August 31, 2009, of $3.3 million is comprised of the fair value less estimated costs to sell the facility of $0.1 million. The determination of the fair value of the assets maximized the use of available and reliable inputs observable in the marketplace. However, the fair value measurement included certain significant unobservable inputs which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets in the marketplace. Unobservable inputs were developed based on the best information available in the circumstances. The real estate fair value was estimated by management after considering a range of possible outcomes based on recent sales of similar buildings in Middletown. Due to the lack of an established secondary market for the specific machinery and equipment and the lack of an income stream attributable to the machinery and equipment, the fair values were estimated based on the estimated cost of replacing the assets, less an allowance for physical deterioration and functional and economic obsolescence.

(8) Comprehensive Loss.

(in thousands)	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Net Loss	$(3,623)	$(1,259)	$(7,680)	$(2,831)
Other Comprehensive (Loss):
(Loss) on Marketable Securities, Net of Tax of $0, $24, $0 and $21, Respectively	—	(37)	—	(38)
Less: Realized Gain on Marketable Securities, Net of Tax of $0, $328, $0 and $328, Respectively	—	(513)	—	(513)
Pension/Postretirement SFAS 158 Adjustments, Net of Benefit for Income Taxes of $0, $44, $0 and $88, Respectively	160	70	320	140
Foreign Currency Translation Adjustments	384	(194)	1,159	(244)

Comprehensive Loss	$(3,079)	$(1,933)	$(6,201)	$(3,486)

(9) Indebtedness. On May 12, 2008, the Company secured a new 36-month $15.0 million credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of August 31, 2009) for U.S. dollar borrowings or Libor plus 1.50% for Euro borrowings. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company, including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit.

On May 28, 2009, the Company signed an amendment to the Line. The amendment reduced the credit line from $15 million to $10 million, added a $1 million availability covenant that effectively reduced the borrowing capacity of $10 million to a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

maximum of $9 million, and added a clause that allows the Company to sell up to $5 million in assets in the future without prior approval from JPMorgan Chase Bank, N.A. The Line does not contain any financial performance covenants.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at August 31, 2009, was $5.5 million. The lender may, at its discretion and subject to the terms of the Line, modify the advance rates used in computing the borrowing base. This may limit the amounts available for future borrowings. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could have a negative material effect on our operations and financial condition. No amounts were drawn on the line during fiscal 2009 or 2010, and there were no borrowings outstanding under the Line as of August 31, 2009.

(10) Inventory. Inventories consist of the following:

(in thousands)	August 31, 2009	February 28, 2009
Raw Materials	$6,719	$11,401
Finished Goods	11,674	13,256

Total Inventories	$18,393	$24,657

(11) Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three and six months ended August 31, 2009 and 2008.

	% of Consolidated Net Sales for the Three Months Ended August 31,		% of Consolidated Net Sales for the Six Months Ended August 31,
Customer	2009	2008	2009	2008
Ford	21%	17%	20%	17%
Steel Technologies (formerly Mitsui Steel)	12%	6%	13%	7%
General Motors	9%	15%	10%	13%
Chrysler	9%	9%	9%	11%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of August 31, 2009, and February 28, 2009.

	% of Consolidated Gross Accounts Receivable
Customer	August 31, 2009	February 28, 2009
General Motors	14%	4%
Ford	10%	19%
Steel Technologies (formerly Mitsui Steel)	10%	10%
Chrysler	10%	11%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

MSC’s domestic and foreign net sales are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

(in thousands)	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Domestic Net Sales	$28,662	$53,643	$58,202	$107,691
Foreign Net Sales	2,454	3,150	4,741	6,267

Total Net Sales	$31,116	$56,793	$62,943	$113,958

(12) Interest Income, Net. The table presented below analyzes the components of Interest (Income) Expense, Net.

(in thousands)	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Interest Expense	$11	$21	$24	$40
Interest Income	(83)	(81)	(167)	(174)

Interest (Income) Expense, Net	$(72)	$(60)	$(143)	$(134)

(13) Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required. This includes considering available evidence, such as historical and projected taxable income and tax planning strategies that are both prudent and feasible. The Company set up a full valuation allowance for its deferred tax assets as of February 28, 2009, after analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets. During the three and six months ended August 31, 2009, the Company recorded additional U.S. valuation allowances of approximately $1.4 million and $2.9 million, respectively, relating to tax carryforwards and deferred tax assets generated during the corresponding periods. There were no other material changes to the Company’s valuation allowances during the three and six months ended August 31, 2009.

The Company does not anticipate that the total amount of unrecognized tax benefits of $3.1 million at August 31, 2009, will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. MSC’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2009. MSC settled the Illinois audit for fiscal years 2004 through 2006 and is open to examination for fiscal years 2007 through 2009. The Company concluded the Michigan audit for fiscal years 2003 through 2005 and is open to examination for fiscal years 2006 through 2009. MSC is open to examination in Ohio for fiscal years 2004 through 2009, and in Pennsylvania for fiscal years 2006 through 2009. The Company is open to examination by German taxing authorities for fiscal years 2004 through 2009. The resolution of the Illinois audit for fiscal years 2004 through 2006 did not materially affect the results of operations, financial position or cash flow.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

MSC’s effective income tax provision (benefit) rate for continuing operations was an expense of 2.8% for the three months ended August 31, 2009, and an expense of 1.5% for the six months ended August 31, 2009, compared with a benefit of 42.6% and 44.5% in the same periods last year. The current fiscal year’s effective tax rate includes the effect of recording a full valuation allowance on the Company’s deferred tax assets generated during the current year.

(14) Retirement and Savings Plans. The Company has one defined contribution retirement plan qualifying under Internal Revenue Code Section 401(k), the Material Sciences Savings & Investment Plan (the “SIP”). All MSC employees can elect to participate in the SIP. MSC had a non-contributory defined contribution pension plan that covered a majority of its employees. This plan was frozen on June 30, 2006, and the plan assets were merged into the SIP as of January 1, 2007. The Company makes an annual contribution into the SIP at varying rates by location for employees who were covered under the defined pension contribution plan in prior years. Effective March 1, 2009, the Company amended the SIP to temporarily suspend making matching contributions and retirement contributions for certain participants of the SIP whose employment is not governed by the terms of a collective bargaining agreement.

MSC also has non-contributory defined benefit pension plans and other postretirement plans for certain of its employees. The defined benefit pension plans are frozen. The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans and other post retirement plans.

(in thousands)	Pension Benefits		Other Benefits
	Three Months Ended August 31,
	2009	2008	2009	2008
Service Cost	$—	$—	$21	$34
Interest Cost	204	194	63	61
Expected Return on Plan Assets	(97)	(163)	—	—
Amortization of Net Loss	119	73	40	41

Total Net Periodic Benefit Cost	$226	$104	$124	$136

(in thousands)	Pension Benefits		Other Benefits
	Six Months Ended August 31,
	2009	2008	2009	2008
Service Cost	$—	$—	$42	$69
Interest Cost	408	388	126	121
Expected Return on Plan Assets	(194)	(326)	—	—
Amortization of Net Loss	239	146	81	82

Total Net Periodic Benefit Cost	$453	$208	$249	$272

As of August 31, 2009, $0.6 million of contributions/payments have been made during fiscal 2010 toward the Company’s qualified and non-qualified defined benefit pension plans and $0.3 million of net contributions/payments have been made during fiscal 2010 to the other post retirement plans. We expect to make similar contributions/payments for the rest of fiscal 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

(15) Equity and Compensation Plans. The Company has one active equity award plan; the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire between five and 10 years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time, Company earnings performance or a combination of the two.

The Company also has one inactive equity award plan: the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 25,958 stock options outstanding and exercisable under this plan as of August 31, 2009.

MSC recorded $31 thousand and $73 thousand of compensation expense, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the three and six months ended August 31, 2009, respectively, for stock options that were granted in June 2006, February 2008 and April 2008. MSC recorded $66 thousand and $120 thousand of compensation expense, net of applicable taxes, in the three and six months ended August 31, 2008, respectively.

At the annual stockholders’ meeting in June 2007, stockholders approved the Company’s 2007 Equity Incentive Plan. This is an annual and long-term incentive plan tied directly to MSC’s financial and strategic performance over preset performance periods as determined by the Compensation Committee of its Board of Directors. This incentive plan is designed to allow for the grant of both annual and long-term incentive awards, both in cash and in equity.

(16) Segments. MSC operates in one business segment based on management’s view of its business for purposes of evaluating performance and making operating decisions. The Company focuses on providing material-based solutions for acoustical and coated applications. Acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials used to manage noise and vibration. Coated material-based solutions include coil-coated and electrogalvanized protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. These solutions are designed to meet specific customer requirements for the automotive; building and construction; electronics; heating, ventilation and air conditioning (HVAC); lighting and appliance markets. The Company uses a significant level of shared assets and personnel across each of its product categories, and it is common for a single customer to purchase products from several different product categories.

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform coils of cold rolled steel, stainless steel or aluminum into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are bonded to the metal coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the metal and the bonding method employed. Various paints and coatings are applied by running the uncoiled metal ribbon through a bath and baking the coatings

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

onto the steel in high temperature ovens. Our proprietary Quiet Steel ® is produced by bonding two metal coils together with viscoelastic core materials. Zinc and zinc-nickel corrosion protections are applied by running the steel through metal electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge, Ohio facility.

Our applications are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, appliance, swimming pool and lighting markets. We use a significant level of shared assets, selling, general and administrative expense, and management across each of our product categories. It is common for a single customer to purchase products from several different product categories as well as from different plants. Capital projects, whether for cost savings or generating incremental revenue, are evaluated individually based on estimated economic returns (e.g., net present value, return on investment), not based on related product line or geographic location. The management approach for our organization in making operating decisions and assessing performance is focused on delivering individual products that together provide solutions to our customer base, using a centralized functional management structure and shared administration and production resources. Disaggregated financial information for individual products is largely limited to revenues as shown below:

	For the three months ended August 31,				For the six months ended August 31,
	2009		2008		2009		2008
Net Sales ($ in millions)	$	%	$	%	$	%	$	%
Acoustical:
Body Panel	$7.3	23%	$13.3	23%	$15.3	24%	$29.3	26%
Brakes	5.4	17	7.2	13	10.9	17	14.2	13
Engine	1.5	5	3.2	6	3.1	5	7.3	6
All Other and Deductions	(0.2)	0	2.0	3	(0.1)	0	4.1	3

Total Acoustical	14.0	45	25.7	45	29.2	46	54.9	48

Coated:
Fuel Tank	6.6	21	9.8	17	12.9	21	18.7	16
Appliance/HVAC	5.6	18	5.7	10	11.8	19	11.2	10
Building Products	2.5	8	7.4	13	3.9	6	12.8	11
All Other and Deductions	2.4	8	8.2	15	5.1	8	16.4	15

Total Coated	17.1	55	31.1	55	33.7	54	59.1	52

Total Net Sales	$31.1	100%	$56.8	100%	$62.9	100%	$114.0	100%

(17) Recent Accounting Pronouncements. In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP FAS 132(R)-1, but does not expect the adoption will have a material impact on its results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

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

SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted SFAS 165, which did not have a material impact on its results of operations, financial position and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities which are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). It establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company is evaluating the impact of SFAS 168, but does not expect the adoption of this pronouncement will have a material impact on its results of operations, financial position and cash flows.

(18) Commitments and Contingencies. The downturn in the general economy has had a negative effect on our customers, particularly in our largest markets of automotive, appliance and building products. Although there has been some improvement in conditions with the federal “cash for clunkers” purchase assistance program (that is, the Consumer Assistance to Recycle and Save Act of 2009), the three largest North American automobile manufacturers, which are among our largest customers, continue to suffer from a depressed economic climate, strong foreign competition, downward pressure on prices, and complex, inflexible cost structures. The significant downturn in the fourth quarter of our fiscal 2009 led to U.S. government intervention in the industry, including emergency loans to two manufacturers, General Motors and Chrysler, and mandated reorganizations of those two companies. Chrysler has been acquired by Fiat SpA and General Motors has emerged from bankruptcy as a new company with substantial government and union ownership. The total number of vehicles sold in calendar 2009 in the United States, domestic and foreign, is substantially lower than in prior years and is not projected to increase significantly in the near term. Domestic automakers all continue to lose share of this declining market to foreign competitors. Legacy labor costs also continue to challenge the domestic automakers. All of these factors could adversely affect our revenues and profits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

In the event that further deterioration in economic conditions, the Chrysler bankruptcy and acquisition, General Motors bankruptcy and restructuring, or the bankruptcy or insolvency of one of our other major customers significantly diminishes our future revenues, collection of receivables, or realization of inventory values, we may be required to pursue a range of actions to meet our cash flow needs. As a result, the Company would consider additional restructuring initiatives and other cost reductions, selling assets, reducing working capital and capital spending, and other alternatives to enhance our financial and operating position.

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

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In June 2008, the cost estimates to complete the remediation at the site were revised and increased significantly due to several factors, including operating issues at the site, higher energy costs, and changes to planned remediation solutions. MSC increased its reserve for this site by $0.7 million, to $1.1 million, in the first quarter of fiscal 2009 based on the new estimate to reflect the Company’s share of the increased remediation costs. The estimated range of our remaining liability for this site, at August 31, 2009, is $0.9 million to $1.7 million. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.3 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (USEPA) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois, for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. In the third quarter of fiscal 2009, the Company increased its reserve for this site by an additional $0.1 million to $0.3 million based on a revised estimate of its share of the costs to complete the remediation. The estimate of MSC’s liability for this site is $0.3 million at August 31, 2009.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and many other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California, for surface, soil and ground water contamination associated with former waste handling activities at the Chatham Site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the Chatham Site. California’s Department of Toxic Substances Control

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

(“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site and has approved a Remedial Action Plan for long-term remediation at the site. This remediation is expected to last well into the future. The estimate of the Company’s liability for this site is $0.2 million at August 31, 2009.

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

The Company’s environmental reserves were approximately $1.5 million and $1.6 million as of August 31, 2009, and February 28, 2009, respectively. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, cash flows, and liquidity, given the reserves recorded as of August 31, 2009 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties. These include, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s range of exposures. MSC believes its range of exposure for all known sites, based on allocations of the liability among PRPs and the most recent estimate of remedial work, is $1.4 million to $2.6 million at August 31, 2009.

The Company is also a party to various legal actions and customer disputes arising in the ordinary course of its business. These legal actions and customer disputes cover a broad variety of claims spanning MSC’s entire business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on its financial statements.

(19) Assets Held for Sale. The Company closed its coil coating facility in Middletown, Ohio, in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. During the quarter ended November 30, 2007, management committed to a plan to sell this facility and related equipment. We are engaged in an active plan to sell these assets as soon as practical. In fiscal 2008, an impairment charge of $0.1 million was recorded in Selling, General and Administrative Expenses to reduce the carrying value of these assets to their fair value less cost to sell of $3.9 million. In fiscal 2009, we recorded an additional asset impairment charge of $0.6 million to reflect the reduced market value of the land and building assets, lowering the total carrying value to $3.3 million as of February 28, 2009. The carrying value of these assets at August 31, 2009, was $3.3 million.

(20) Restructuring. In the third quarter of fiscal 2009, and again in the fourth quarter of fiscal 2009, management executed restructuring plans that resulted in the elimination of positions in both production and Selling, General and Administrative (SG&A) expenses. The Company recognized approximately $2.5 million in employee termination benefit costs and related expenses, $1.6 million for severance in the U.S., $0.2 million for retention bonuses paid to certain Morrisville employees prior to that facility’s sale, and $0.7 million in severance and other expenses associated with closing an office in Europe. Of this expense, approximately $1.8 million had been paid as of February 28, 2009; an additional $0.5 million was paid in the first quarter of fiscal 2010 with $0.04 million paid in the second quarter of fiscal 2010. The remaining $0.1 million will be paid over the rest of fiscal 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

The year-to-date activity in the restructuring reserve is presented in the chart below.

(in thousands)	Severance	Other	Total
Restructuring Reserve as of February 28, 2009	$612	$66	$678
Cash Payments and Other Adjustments	(520)	(66)	(586)

Restructuring Reserve as of August 31, 2009	$92	$0	$92

(21) Asset Impairment. Long-lived assets consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of undiscounted cash flows. If the carrying value of the long-lived assets is higher than the undiscounted cash flows related to the asset group, an impairment loss may be necessary. The impairment loss is measured by the difference between the fair value of the assets and their carrying value. Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows. The valuation techniques use certain assumptions, including but not limited to, the estimated fair market value of assets, which are based on additional assumptions such as public market data; depreciation factors for orderly liquidation, including allowances such as dismantlement and removal; and the relationship between replacement cost and market value based on the age of the assets.

During the fourth quarter of 2009, we determined that the declines in our sales and in the demand for our products represented a triggering event under SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” and that the carrying amount of our long-lived assets may not be recoverable. Accordingly, as part of the year-end close process, we performed an impairment analysis and determined that certain assets were not recoverable and had carrying values in excess of fair value. Based on the estimated fair values we determined, we wrote down the carrying value of certain R&D and corporate assets by $7.0 million in the fourth quarter of fiscal 2009. In addition, we recorded an additional asset impairment charge of $0.6 million for the Middletown, Ohio facility, as discussed in Note 19, “Assets Held for Sale,” and we recorded a $0.5 million charge for the write-off of software assets related to the sale of Morrisville, as discussed in Note 22, “Morrisville Sale of Assets.” We have determined that no additional impairment has occurred as of August 31, 2009.

(22) Morrisville Sale of Assets. On December 1, 2008, the Company sold the assets and real property located in its Morrisville, Pennsylvania, facility (“Morrisville assets”) for approximately $5.0 million in cash and a promissory note for $4.1 million, for a total of $9.1 million. The note has a five-year term, carries an interest rate of 7% per annum, and is payable in 16 quarterly installments beginning December 2009. The note is secured by related production assets and guaranteed by a mortgage on the land and building assets. The Company recorded a gain of approximately $5.9 million in the fourth quarter of fiscal 2009. In the third quarter of fiscal 2009, the Company recorded a total cost of $1.9 million associated with the sale, of which $0.9 million related to cost of goods sold, principally for the write-down of inventory ($0.6 million), an asset impairment charge related to software associated with Morrisville ($0.5 million), $0.5 million in SG&A for legal costs and employee termination

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

benefits, and the establishment of reserves for certain warrantied products ($0.3 million). This warranty reserve was in addition to existing short-term product claim and claim lag reserves of $1.0 million. Termination benefits of $0.3 million were paid during the fourth quarter of fiscal 2009. The remaining termination benefits of $0.1 million were paid out during the first quarter of fiscal 2010. Prior to the third quarter of fiscal 2009, we also recorded legal costs of $0.2 million in SG&A.

In February 2009, the buyer purchased $0.6 million of inventory from us, in accordance with the terms of the sale. The balance of the promissory note at February 28, 2009, was increased by this amount to $4.7 million; all other terms of the note remain the same. This transaction is not considered a discontinued operation.

During the second quarter of fiscal 2010, we received a number of additional product claims. Accordingly, we recorded a charge to increase these reserves by $0.6 million; $0.3 million for specific product claims and $0.3 million for warranty reserves.

In August 2009, the buyer made a $1.0 million pre-payment on the note. The payment was first applied to unpaid interest of $56 thousand, under the terms of the note, and then applied to the note principal. The term of the note was not reduced; the amount of each quarterly installment payment will be reduced to reflect the lower amount owed. The balance of the note was $3.7 million at August 31, 2009.

In September 2009, the Company entered into an agreement with the buyer under which the buyer assumed all responsibility for current and future product and warranty claims and indemnified the Company against these claims. MSC agreed to pay the buyer $1.9 million to assume this liability, with payment in the form of an offset against the note receivable, which will further reduce the balance of $3.7 million to $1.9 million. Other terms of the note remain unchanged. Before the agreement was signed, we had a total $1.6 million of related product claims and warranty reserves. Because this agreement related to liabilities that existed as of our August 2009 balance sheet date, we recorded an additional charge to cost of sales of $0.3 million to increase the liabilities to $1.9 million. Previously, we classified portions of the warranty liability as long-term liabilities on the balance sheet; as a result of this transaction, we have reclassified all of the warranty liabilities as current on the consolidated balance sheet as of August 31, 2009. We have also included $2.2 million of the note in accounts receivable on the consolidated balance sheet as of August 31, 2009, with $1.9 million for the September settlement and $0.3 million for note payments due within one year.

(23) Automotive Customers. On April 30, 2009, Chrysler LLC (“Chrysler”) announced it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy is part of a reorganization plan approved by the U.S. government which includes the sale of Chrysler’s principal assets to an alliance headed by Fiat SpA (“New Chrysler”). The sale to Fiat was completed on June 10, 2009. Bankruptcy court proceedings regarding the assets not sold to Fiat and claims by Chrysler’s creditors have not concluded. At August 31, 2009, the Company had accounts receivable from New Chrysler of $1.7 million for deliveries made post-bankruptcy and accounts payable to New Chrysler of $1.4 million, for a net receivable of $0.3 million. Payments have been received within terms from New Chrysler during the second quarter of fiscal 2010; accordingly, we have not recorded any reserve as of August 31, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES—(Continued)

On June 1, 2009, General Motors Corporation (“General Motors”) announced it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy is part of a reorganization plan approved by the U.S. government. General Motors has also announced that it intends to focus on four brands going forward: Cadillac, Chevrolet, Buick and GMC. On July 6, 2009, General Motors received approval from the U.S. Bankruptcy Court for the sale of substantially all of General Motors’ assets to NGMCO, Inc., an entity funded by the U.S. Department of the Treasury. In connection with the closing of the sale transaction, NGMCO, Inc. changed its name to General Motors Company and operates under General Motors Corporation’s historic corporate and sub brands. As of August 31, 2009, the Company had accounts receivable from General Motors in North America of $2.5 million and accounts payable to General Motors of $1.1 million for a net exposure of $1.4 million. Payments from General Motors during the second quarter of fiscal 2010 have been within terms; accordingly, we have not recorded any reserve at August 31, 2009.

As of August 31, 2009, MSC had estimated inventory of $3.4 million related to General Motors and New Chrysler. At this time, we believe the value of this inventory is realizable; however, future events may negatively affect the value of this inventory.

(24) Consideration of Events Subsequent to the Date of the Consolidated Balance Sheet. The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the consolidated balance sheet, including the estimates inherent in the process of preparing the consolidated financial statements. MSC does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated balance sheet but arose after the date of the consolidated balance sheet and before the consolidated financial statements are issued. For these purposes, and relating to the August 31, 2009 consolidated balance sheet, the Company has evaluated events occurring after the date of the consolidated balance sheet through October 9, 2009; the date the consolidated financial statements were issued. The Company has not evaluated events occurring after October 9, 2009, in the consolidated financial statements.

Significant events occurring after August 31, 2009, which did not have an effect on the August 31, 2009, consolidated balance sheet but which warrant disclosure, included the September 2009 signing of the new purchase contract to acquire zinc disclosed in Note 6 and the September 2009 agreement regarding warranty liabilities disclosed in Note 22.

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

Executive Summary

Material Sciences Corporation (“MSC,” “we,” “our” or “us”) focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions include composites that consist of layers of metal and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts; brake dampers; engine parts; computer disk drives; appliances and heating, ventilation and air conditioning (“HVAC”). Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, appliance, swimming pool and lighting markets. We utilize a significant level of shared assets and management across each of our product categories. It is common for a single customer to purchase products from several different product categories.

As discussed in more detail in our Form 10-K, the general state of the principal industries in which we operate presents a variety of risks, including uncertainty in the North American automobile industry, weakness in the U.S. housing industry, volatile pricing and inconsistent availability of materials, overcapacity in our marketplace and shifts in our customers’ supply strategies. The three largest North American automobile manufacturers are three of our four largest customers. The deterioration of their market share, and of the automobile market in general, continues to negatively affect our revenues and profits in fiscal 2010. Chrysler LLC filed for bankruptcy and sold its principal assets to an alliance led by Fiat SpA. General Motors also filed for bankruptcy and sold substantially all of its assets to NGMCO, Inc., an entity funded by the U.S. Department of the Treasury. In connection with the closing of the sale transaction, NGMCO, Inc. changed its name to General Motors Company. Refer to Cautionary Statement Concerning Forward-Looking Statements below for additional information on the effect of the General Motors and Chrysler bankruptcies and related transactions. Weakness in the U.S. housing market has resulted in a decrease in revenues and profits in that portion of our coated business. In addition, the pricing of materials we purchase continues to fluctuate, including the cost of steel, zinc and nickel, and petroleum-based products. The volatility of these prices affects our profitability, as we are not always able to efficiently pass price changes to our customers. Excess capacity in the domestic coil coating market continues to result in extreme competition in pricing, terms of sale and facility utilization.

We continue our efforts to expand existing relationships in Asia through our sales offices in Korea, Malaysia and China, and have continued our relationship with Hae Won in Korea for the production of laminated products. We received the annual fee from Hae Won of $0.2 million in the first quarter of fiscal 2010 and $0.2 million in the first quarter of fiscal 2009.

As a part of our strategic planning process, management continually evaluates the strategic position, growth, and economic value potential of our businesses with the objective of creating additional value for our shareholders. This planning process includes a review of potential sales of assets. During the third quarter of fiscal 2008, management committed to a plan to sell assets of $3.3 million related to the Middletown, Ohio facility and related equipment that had been idled in July 2004. The Company remains engaged in an active plan to sell these assets. During the fourth quarter of fiscal 2009, MSC sold its assets and real property located in Morrisville, Pennsylvania.

Results of Operations

A summary of our consolidated financial performance is as follows:

	Three Months Ended August 31,			Six Months Ended August 31,
($ in thousands)	2009	2008	% Variance	2009	2008	% Variance
Net Sales	$31,116	$56,793	(45.2)%	$62,943	$113,958	(44.8)%

Gross Profit	$3,024	$6,058	(50.1)%	$5,490	$12,859	(57.3)%
% of Net Sales	9.7%	10.7%		8.7%	11.3%

Selling, General and Administrative	$6,794	$9,362	(27.4)%	$13,449	$19,716	(31.8)%
% of Net Sales	21.8%	16.5%		21.4%	17.3%

Sales

($ in thousands) Application	Net Sales for the Three Months Ended August 31,
	2009	2008	$ Variance	% Variance
Body Panel	$7,256	$13,339	$(6,083)	-45.6%
Brakes	5,452	7,224	(1,772)	-24.5%
Engine	1,477	3,154	(1,677)	-53.2%
All Other Acoustical and Deductions	(178)	1,936	(2,114)	-109.2%

Acoustical	$14,008	$25,653	$(11,645)	-45.4%

Fuel Tank	6,640	9,868	(3,228)	-32.7%
Appliance/HVAC	5,636	5,664	(28)	-0.5%
Building Products	2,545	7,359	(4,814)	-65.4%
All Other Coated and Deductions	2,287	8,249	(5,962)	-72.3%

Coated	$17,108	$31,140	$(14,032)	-45.1%

Total	$31,116	$56,793	$(25,677)	-45.2%

($ in thousands) Application	Net Sales for the Six Months Ended August 31,
	2009	2008	$ Variance	% Variance
Body Panel	$15,374	$29,352	$(13,978)	-47.6%
Brakes	10,884	14,212	(3,328)	-23.4%
Engine	3,118	7,319	(4,201)	-57.4%
All Other Acoustical and Deductions	(133)	4,037	(4,170)	-103.3%

Acoustical	$29,243	$54,920	$(25,677)	-46.8%

Fuel Tank	12,898	18,755	(5,857)	-31.2%
Appliance/HVAC	11,823	11,185	638	5.7%
Building Products	3,930	12,819	(8,889)	-69.3%
All Other Coated and Deductions	5,049	16,279	(11,230)	-69.0%

Coated	$33,700	$59,038	$(25,338)	-42.9%

Total	$62,943	$113,958	$(51,015)	-44.8%

Comparison of Results of Operations for the three months ended August 31, 2009 and 2008

Sales of acoustical materials, which are primarily used in the automotive industries, decreased $11.6 million from the same period last year. Body panel laminate and engine sales for the second quarter of fiscal 2010 declined primarily due to the continued softness of the North American auto industry. The significant decrease in automobile production by the U.S. automakers has reduced the demand for almost all acoustical applications. We expect this slowdown in the U.S. auto market will continue throughout calendar 2009 and into calendar 2010. Sales in the brake market were similarly affected by the auto production slowdown. We continue to actively seek new markets, both in the United States and abroad, for our acoustical products.

Sales of coated materials, which are used primarily in the automotive and building industries, declined $14.0 million from the same period last year. Fuel tank sales decreased $3.2 million due to the slowdown in the United States auto market. Sales for appliance products were flat while sales of building products decreased $4.8 million due to overall weakness in United States housing market. All other coated declined $6.0 million, primarily due to $4.3 million reduced demand in lighting products and swimming pool sales.

Gross Profit

Gross profit for the three months ended August 31, 2009, was $3.0 million compared with $6.1 million in the same period of fiscal 2009. Sales volume decreased $25.7 million from the prior year quarter, and gross profit decreased by $3.0 million from the comparable prior year quarter. Of this amount, $1.2 million was due to decreases in product sales, $4.0 million was due to decreases in scrap sales due to volume and decline in average scrap steel prices by over 65 percent. Also, $0.9 million was primarily due to increased Morrisville warranty charges, partially offset by lower quality related costs of $2.1 million and an improvement of $1.0 million in net operating expenses over the comparable prior year quarter.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the three months ended August 31, 2009, were $6.8 million compared with $9.4 million in the same period last year. SG&A expenses in the second quarter of fiscal 2010 were down by $2.6 million, compared with the same quarter last year, due to lower salary and people related costs of $2.1 million, driven principally by the restructurings the Company took in fiscal 2009; lower depreciation of $0.3 million from the write-down of asset carrying values in the fourth quarter of fiscal 2009; and lower professional fees and other general expenses of $0.2 million.

Total Other Income, Net

Total other income, net for the three months ended August 31, 2009, was $0.2 million compared with $1.1 million in the same period of fiscal 2009. The decrease in the three-month period is primarily due to the gain on the sale of investments in fiscal 2009.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. MSC set up a full valuation allowance for its deferred tax assets as of February 28, 2009, after analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets. During the three months ended August 31, 2009, the Company recorded additional U.S. valuation allowances of approximately $1.4 million relating to tax carry-forwards and deferred tax assets generated during the second quarter of fiscal 2010. There were no other material changes to the Company’s valuation allowances during the three months ended August 31, 2009.

MSC does not anticipate that the total amount of unrecognized tax benefits of $3.1 million at August 31, 2009, will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. MSC is open to examination by the Internal Revenue Service for fiscal years 2005 through 2009. The Company settled the Illinois audit for fiscal years 2004 through 2006 and is open to examination by Illinois tax authorities for fiscal years 2007 through 2009. MSC concluded the Michigan audit for fiscal years 2003 through 2005 and is open to examination by Michigan tax authorities for fiscal years 2006 through 2009. The Company is open to examination in Ohio for fiscal years 2004 through 2009, and in Pennsylvania for fiscal years 2006 through 2009. MSC is open to examination by German taxing authorities for fiscal years 2004 through 2009. The resolution of the Illinois audit for fiscal years 2004 through 2006 did not materially affect the results of operations, financial position or cash flow.

For the three months ended August 31, 2009, the Company’s effective income tax provision (benefit) rate for continuing operations was an expense of 2.8%, compared with a benefit of 42.6% in the same period last year. The current fiscal year’s effective tax rate includes the effect of recording a full valuation allowance on MSC’s deferred tax assets generated in the current fiscal year.

Comparison of Results of Operations for the six months ended August 31, 2009 and 2008

Sales of acoustical materials, which are primarily used in the automotive industries, decreased $25.7 million from the same period last year. Body panel laminate and engine sales for the first six months of fiscal 2010 declined primarily due to the continued softness of the North American auto industry. The significant decrease in automobile production by the U.S. automakers has reduced the demand for almost all acoustical applications. We expect this slowdown in the U.S. auto market will continue throughout calendar 2009 and into calendar 2010. Sales in the brake market were similarly affected by the auto production slowdown. We continue to actively seek new markets, both in the United States and abroad, for our acoustical products.

Sales of coated materials, which are used primarily in the automotive and building industries, declined $25.3 million from the same period last year. Fuel tank sales decreased $5.9 million due to the slowdown in the United States auto market. Sales for appliance products were up $0.6 million and sales of building products decreased $8.9 million due to overall weakness in United States housing market. All other coated declined $11.2 million, primarily due to $9.0 million reduced demand in lighting products and swimming pool sales.

Gross Profit

Gross profit for the six months ended August 31, 2009, was $5.5 million compared with $12.9 million in the same period of fiscal 2009. Sales volume decreased $51.0 million from the prior year period, and gross profit decreased by $7.4 million from the comparable prior year period. Of this amount, $5.2 million was due to decreases in product sales, $6.4 million was due to decreases in scrap sales due to volume and decline in average scrap steel prices by over 69 percent. Also, $0.9 million was primarily due to increased Morrisville warranty charges, partially offset by lower quality related costs of $3.1 million and an improvement of $2.0 million in net operating expenses over the comparable prior year period.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the six months ended August 31, 2009, were $13.4 million compared with $19.7 million in the same period last year. SG&A expenses in the first half of fiscal 2010 were down by $6.3 million compared with last year, due to lower salary and headcount-related costs of $4.3 million, driven principally by the restructurings the Company took in fiscal 2009; lower depreciation of $0.8 million from the write-down of asset carrying values in the fourth quarter of fiscal 2009; lower operating costs of $0.8 million associated with our strategic alliance with ArcelorMittal in Europe; and lower professional fees and other general expenses of $0.4 million.

Total Other Income, Net

Total other income, net for the six months ended August 31, 2009, was $0.4 million compared with $1.8 million in the same period of fiscal 2009. The decrease in the six-month period is primarily due to the gain on the sale of investments of $0.9 million and dividend income of $0.1 million in fiscal 2009 and lower income of $0.4 million related to foreign currency transaction gain in the first six months of fiscal 2010.

Income Taxes

MSC evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required. We consider available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. The Company set up a full valuation allowance for its deferred tax assets as of February 28, 2009, after analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets. During the six months ended August 31, 2009, the Company recorded additional U.S. valuation allowances of approximately $2.9 million relating to tax carry-forwards and deferred tax assets generated during the six months ended August 31, 2009. There were no other material changes to MSC’s valuation allowances during the six months ended August 31, 2009.

The Company does not anticipate that the total amount of unrecognized tax benefits of $3.1 million at August 31, 2009, will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. MSC’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2009. MSC settled the Illinois audit for fiscal years 2004 through 2006 and is open to examination by Illinois tax authorities for fiscal years 2007 through 2009. The Company concluded the Michigan audit for fiscal years 2003 through 2005 and is open to examination by Michigan tax authorities for fiscal years 2006 through 2009. MSC is open to examination in Ohio for fiscal years 2004 through 2009, and in Pennsylvania for fiscal years 2006 through 2009. The Company is open to examination by German taxing authorities for fiscal years 2004 through 2009. The resolution of the Illinois audit for fiscal years 2004 through 2006 did not materially affect the results of operations, financial position or cash flow.

For the six months ended August 31, 2009, MSC’s effective income tax provision (benefit) rate for continuing operations was an expense of 1.5%, compared with a benefit of 44.5% in the same period last year. The current fiscal year’s effective tax rate includes the effect of recording a full valuation allowance on the Company’s deferred tax assets generated in the current fiscal year.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. Although we believe that our cash on hand, cash generated from operations and cash available under our credit facility will be sufficient to fund our operations and meet our foreseeable working capital needs, we are continuing to evaluate a range of actions to meet our cash flow needs. These actions include additional restructuring initiatives and other cost reductions, selling assets, reducing working capital and capital spending, and various other alternatives.

During the first six months of fiscal 2010, we generated $5.1 million of cash from operating activities compared with $5.6 million during the first six months of last fiscal year. The decrease from the same period of fiscal 2009 was primarily due to $4.8 million greater net losses, partially offset by lower levels in inventory and higher accounts payable.

In the first six months of fiscal 2010, we invested $0.5 million in capital improvement projects, compared with $2.8 million in the same period last year. The decrease was primarily attributable to a management decision to reduce capital expenditures to conserve cash.

On May 12, 2008, the Company secured a new 36-month $15.0 million credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of August 31, 2009) for U.S. dollar borrowings or Libor plus 1.50% for Euro borrowings. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit.

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

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at August 31, 2009, was $5.5 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The potential lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could have a negative material effect on our operations and financial condition. No amounts were drawn on the line during fiscal 2009 or 2010, and there were no borrowings outstanding under the Line as of August 31, 2009.

In September 2007, we invested $6.0 million in Auction-Rate Securities (“ARS”) from three different funds as a preferred shareholder. These investments were in the preferred shares of large, diversified, highly rated money market funds whose common shares are actively traded. The total value of assets of these funds was between two- and three-times the total value of the outstanding preferred shares in which we invested. We liquidated $0.4 million of the ARS investment in April 2008 at par value; $2.4 million more in May 2008 at par value; $0.5 million in June 2008 at par value; and $0.6 million in September 2008 at par value. In November 2008, the Company received $2.1 million and completed the liquidation of the investment at par value. As of August 31, 2009, and February 29, 2008, MSC held no short-term investments. All income generated from these short-term investments is included in Interest Income, Net in the Statement of Operations.

In February 2006, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. Of this 1 million share repurchase authorization, all shares had been repurchased as of April 2008 at a total cost of $8.6 million.

On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. MSC purchased 702,790 shares under the January 2008 authorization during the six months ended August 31, 2009. As of August 31, 2009, the Company had repurchased 885,919 shares under this new authorization.

MSC is party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available was $1.4 million to $2.6 million as of August 31, 2009. Refer to Note 18 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Contractual Obligations

There were no significant changes to the contractual obligations table presented in our Form 10-K.

Critical Accounting Policies

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Our most critical accounting policies, to which there have been no changes, are related to the following areas: revenue recognition, allowance for doubtful accounts, inventory, long-lived assets, income taxes, environmental reserves and defined benefit retirement plans. Details on our use of these policies and the related estimates are described fully in our Form 10-K.

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

As described in the Risk Factors in our Form 10-K, we rely on sales to a small number of customers, and the loss of any one of these customers could have a material adverse impact on revenues and profits. General Motors reorganized under bankruptcy and Chrysler sold its principal assets to an alliance led by Fiat SpA. We continue to do business with both customers under their new structures. If the deterioration in the U.S. auto or building markets continues, it is possible that one or more other customers could file for bankruptcy protection. Our business and financial performance could be negatively affected, and we may have to write off a significant portion of our accounts receivable.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may affect our financial condition or results of operations. Other sections of this Form 10-Q may include additional factors that could have an adverse impact on our business and financial performance. In addition, we operate in a competitive environment. New risks emerge from time to time and it is not always possible for us to predict all such risk factors, nor can we assess the impact of all these risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those in any forward-looking statements. Given these risks and uncertainties, stockholders should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in MSC’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions on required disclosure. MSC periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control over financial reporting, and may take other corrective actions if its reviews identify a need for any modifications or actions.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of MSC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in internal control over financial reporting. During the quarter ended August 31, 2009, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the Quarter Ended August 31, 2009

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, and results of operations, cash flows, and liquidity and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2009, includes a detailed discussion of these risk factors which we believe still exist in our business. In addition to those risk factors, additional risks and uncertainties may have a material adverse affect on our business, financial condition, and/or operating results, cash flows, and liquidity. As discussed in Note 23 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, two of our major customers, General Motors and Chrysler LLC have filed for bankruptcy; Chrysler sold its principal assets to an alliance headed by Fiat SpA, and General Motors has been reorganized as a new company with substantial government and union ownership. If either of these customers ceases operations, or significantly curtails its purchases from us, this could have a material adverse effect on our sales and results of operations, cash flows, and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) The following table shows the repurchases of common stock made by the Company during the fiscal quarter ended August 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
June 1–30, 2009	97,800	$1.00	97,800	258,177
July 1–31, 2009	144,096	$1.08	144,096	114,081
August 1–31, 2009	—	NA	—	114,081

Total	241,896	$1.05	241,896	114,081

(1)	On January 7, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock with no set expiration date. As part of our existing stock repurchase program, in December 2008 we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to purchase up to 868,971 shares. The December 2008 10b5-1 trading plan expires on the earlier of December 31, 2009, or when the aggregate number of shares has been purchased. As of August 31, 2009, there were 114,081 shares remaining under the January 2008 authorization and 114,081 shares remaining under the December 2008 10b5-1 trading plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 25, 2009. The following proposals were adopted by a majority of the shares voting for each proposal as follows:

Proposal One: Election of the following seven directors to serve until the annual meeting in 2010:

NOMINEE	FOR	WITHHELD
Terry L. Bernander	10,747,498	116,339
Frank L. Hohmann III	10,750,603	113,234
Samuel Licavoli	10,748,940	114,897
Patrick J. McDonnell	10,747,269	116,568
Clifford D. Nastas	10,673,900	189,937
John P. Reilly	10,748,940	114,897
Dominick J. Schiano	10,747,472	116,365

Proposal Two: Ratification of Deloitte & Touche LLP as the Company’s independent, registered public accounting firm for the fiscal year ending February 28, 2010. Deloitte & Touche LLP was ratified as MSC’s independent, registered public accounting firm with 10,750,658 votes cast for, 4,619 votes cast against and 73,447 votes abstaining.

Item 6.	Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of October 2009.

MATERIAL SCIENCES CORPORATION

By:	/S/ CLIFFORD D. NASTAS
Clifford D. Nastas
Chief Executive Officer

By:	/S/ JAMES M. FROISLAND
James M. Froisland
Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2009

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.