Form 10-Q
period 2009-11-30
MATERIAL SCIENCES CORP
filed 2010-01-11
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

As of December 31, 2009, there were 12,904,397 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share data)	2009	2008	2009	2008

Net Sales	$39,126	$48,484	$102,069	$162,442
Cost of Sales	34,814	47,830	92,267	148,929

Gross Profit	4,312	654	9,802	13,513
Selling, General and Administrative Expenses	6,750	7,487	20,199	27,203
Restructuring Expenses	—	640	—	640

Loss from Operations	(2,438)	(7,473)	(10,397)	(14,330)

Other Income, Net:
Interest Income, Net	(41)	(28)	(184)	(162)
Equity in Results of Joint Venture	(122)	(144)	(288)	(364)
Other, Net	(56)	(131)	(142)	(1,531)

Total Other Income, Net	(219)	(303)	(614)	(2,057)

Loss Before Benefit for Income Taxes	(2,219)	(7,170)	(9,783)	(12,273)
(Benefit) for Income Taxes	(236)	(2,406)	(120)	(4,678)

Net Loss	$(1,983)	$(4,764)	$(9,663)	$(7,595)

Basic Net Loss Per Share	$(0.15)	$(0.35)	$(0.74)	$(0.55)

Diluted Net Loss Per Share	$(0.15)	$(0.35)	$(0.74)	$(0.55)

Weighted Average Number of Common Shares Outstanding Used for Basic Net Loss Per Share	12,904	13,655	13,092	13,740
Dilutive Shares	—	—	—	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	12,904	13,655	13,092	13,740

Outstanding Common Stock Options Having No Dilutive Effect	459	350	459	350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	November 30, 2009	February 28, 2009

Assets:
Current Assets:
Cash and Cash Equivalents	$14,749	$10,664
Receivables, Less Reserves of $1,404 and $2,965, Respectively	21,442	13,297
Income Taxes Receivable	1,160	2,567
Prepaid Expenses	952	657
Inventories	19,239	24,657
Assets Held for Sale	3,274	3,329

Total Current Assets	60,816	55,171

Property, Plant and Equipment	172,073	170,010
Accumulated Depreciation	(129,136)	(122,264)

Net Property, Plant and Equipment	42,937	47,746

Other Assets:
Notes Receivable	1,386	4,363
Investment in Joint Venture	3,199	2,288
Other	604	471

Total Other Assets	5,189	7,122

Total Assets	$108,942	$110,039

Liabilities:
Current Liabilities:
Accounts Payable	$20,330	$10,442
Accrued Payroll Related Expenses	5,149	3,269
Accrued Expenses	4,417	8,284

Total Current Liabilities	29,896	21,995

Long-Term Liabilities:
Pension and Postretirement Liabilities	9,907	10,574
Other	2,902	3,250

Total Long-Term Liabilities	12,809	13,824

Commitments and Contingencies

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	380	380
Additional Paid-In Capital	79,853	79,696
Treasury Stock at Cost	(56,774)	(56,146)
Retained Earnings	45,498	55,161
Accumulated Other Comprehensive Income	(2,720)	(4,871)

Total Shareowners’ Equity	66,237	74,220

Total Liabilities and Shareowners’ Equity	$108,942	$110,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Nine Months Ended November 30,
(In thousands)	2009	2008

Cash Flows From:
Operating Activities:
Net (Loss)	$(9,663)	$(7,595)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Gain on Sale of Marketable Securities	—	(841)
Loss on Disposal of Assets		604
Depreciation, Amortization and Accretion	6,478	8,121
Change in Provision for Deferred Income Taxes	—	(4,753)
Compensatory Effect of Stock Plans	154	162
Foreign Currency Transaction Gain	—	(354)
Non-cash Loss on Derivative Instruments	38	938
Other, Net	(290)	(364)
Changes in Assets and Liabilities:
Receivables	(7,695)	(3,058)
Income Taxes Receivable	1,408	1,275
Prepaid Expenses	(287)	(540)
Inventories	5,744	(1,671)
Accounts Payable	9,701	7,871
Accrued Expenses	(1,429)	(1,446)
Other, Net	322	274

Net Cash Provided by (Used in) Operating Activities	4,481	(1,377)

Investing Activities:
Capital Expenditures	(831)	(3,594)
Proceeds from Note Receivable	944	—
Proceeds from Sale of Marketable Securities	—	6,727
Proceeds from Exclusivity Agreement	—	1,250
Transfer of Proceeds from Exclusivity Agreement	—	(1,250)

Net Cash Provided by Investing Activities	113	3,133

Financing Activities:
Purchases of Treasury Stock	(628)	(3,110)
Issuance of Common Stock	3	11

Net Cash Used in Financing Activities	(625)	(3,099)

Effect of Exchange Rate Changes on Cash	116	(156)

Net Increase in Cash	4,085	(1,499)
Cash and Cash Equivalents at Beginning of Period	10,664	7,913

Cash and Cash Equivalents at End of Period	$14,749	$6,414

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$187	$93
Reduction of Note Receivable and Warranty Reserve	$1,862	$—

Supplemental Cash Flow Disclosures:
Interest Paid	$37	$63
Income Taxes Paid	$420	$37

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The financial information as of November 30, 2009, and for the three and nine months ended November 30, 2009 and 2008, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company,” MSC,” “we,” “our,” “us” or “MSC”), the information reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2009, for the fiscal year ended February 28, 2009 (“fiscal 2009”) (“Form 10-K”).

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $122 thousand and $288 thousand for the three and nine months ended November 30, 2009, respectively, compared with $144 thousand and $364 thousand for the same periods in 2008.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,978,964 Shares Issued and 12,904,397 Shares Outstanding as of November 30, 2009, and 18,977,364 Shares Issued and 13,605,587 Shares Outstanding as of February 28, 2009.

(4)	Treasury Stock. In February 2006, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. The Company repurchased 286,397 shares in the first quarter of fiscal 2009 to complete the purchase of the 1 million shares authorized under the February 2006 authorization, and all of these shares had been repurchased as of April 2008 at a total cost of $8.6 million.

On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. This authorization was in addition to the shares that remained to be purchased under the February 2006 authorization. In addition to the 286,397 shares purchased under the February 2006 authorization, the Company repurchased 131,029 shares under the January 2008 authorization, for a total of 417,426 shares purchased during the nine months ended November 30, 2008, with 363,800 in the first quarter, 53,626 in the second quarter and none in the third quarter. The Company purchased 702,790 shares under the January 2008 authorization during the nine months ended November 30, 2009, with 460,894 in the first quarter, 241,896 in the second quarter, and none in the third quarter.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2009	5,371,777	$56,146	$10.45
Repurchases During the Nine Months Ended November 30, 2009	702,790	628	0.89

Treasury Stock as of November 30, 2009	6,074,567	$56,774	$9.35

(5)	Short-Term Investments. The Company accounts for its short-term investments in accordance with accounting standards for investments in debt and equity securities. In September 2007, the Company invested $6.0 million in Auction-Rate Preferred Shares (“ARS”) from three different funds. These investments were in the preferred shares of large diversified, highly rated money market funds whose common shares were actively traded.

We liquidated $0.4 million of the ARS investment in April 2008 at par value; $2.4 million more in May 2008 at par value; $0.5 million in June 2008 at par value; and $0.6 million in September 2008 at par value. In November 2008, the Company received $2.1 million and completed the liquidation of the investment at par value. All income generated from these short-term investments is included in Interest Income, Net, in the Statement of Operations. As of November 30, 2009, and February 28, 2009, the Company held no short-term investments.

(6)	Commodity Contracts. We are exposed to certain risks related to ongoing business operations. We enter into derivative instruments with the objective of managing our financial and operational exposure arising from these risks. The primary risk managed by using derivative instruments is commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in the Company’s manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. The Company maintains a commodity forward purchase policy, which seeks to ensure that at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When we enter into these contracts, we apply the Normal Purchase/Normal Sale election for each of them.

During fiscal 2010, we purchased nickel carbonate under two purchase contracts that we entered into in prior years. One expired in June 2009 and the other will expire in March 2010. At the time we entered into the contracts, the volumes to be purchased complied with our commodity forward purchase policy. During the third quarter of fiscal 2009, lower sales resulted in a sharp decline in our need for nickel carbonate, which resulted in us being committed to purchase quantities in excess of our forecasted demand. As a result, we could not support the Normal Purchase/Normal Sale election and were required to account for these contracts at fair value. During the third quarter of fiscal 2009, we recorded a charge to cost of sales and a current liability of $0.9 million for the fair value of the contract. During the first quarter of fiscal 2010, we took delivery of $0.1 million of nickel carbonate, recorded a gain of $0.2 million on the settlement of the first contract upon its termination, and recorded a $0.2 million gain for changes in the fair value of the second contract. During the second quarter of fiscal 2010, we took delivery of $0.3 million of nickel carbonate under the second contract and recorded a $0.1 million gain for changes in the fair value of this contract. During the third quarter of fiscal 2010, we took delivery of $22 thousand of nickel carbonate under the second contract and increased the current liability by $17 thousand for changes in the fair value of the contract. The estimated fair value of the contract is $37 thousand at November 30, 2009.

In fiscal 2010, we bought natural gas under a purchase contract entered into in the third quarter of fiscal 2009. Shortly after entering into the contract, we experienced declines in sales, which reduced our projected need for natural gas to levels below the quantities we were committed to purchase. As a result, we could no longer support the Normal Purchase/Normal Sale election and were required to account for this contract at fair value. In the fourth quarter of fiscal 2009, we recorded a charge to cost of sales and a current liability of $1.3 million for the fair value of the contract, based on the difference between our contract price and quoted market prices for natural gas delivered from the same source. During the first quarter of fiscal 2010, we took delivery of $0.6 million of natural gas and recorded a $0.2 million loss for changes in the fair value of this contract. During the second quarter of fiscal 2010, we took delivery of $0.6 million of natural gas and recorded a $0.2 million loss for changes in the fair value of this contract. During the third quarter of fiscal 2010, we took delivery of $0.5 million of natural gas. The natural gas contract ended on October 31, 2009.

In September 2009, we entered into a new purchase contract to acquire zinc shot for approximately $0.5 million in the six months ending February 2010. We have applied the Normal Purchase/Normal Sale election to this contract.

In November 2009, we entered into a new purchase contract to acquire natural gas for approximately $0.3 million in the five months ending March 2010. We have applied the Normal Purchase/Normal Sale election to this contract.

As of November 30, 2009, the Company had 17,613 pounds of nickel carbonate, 135 metric tons of zinc shot and 40,000 decatherms of natural gas under contract.

The following table summarizes the fair value of our non-designated derivative instruments not meeting the Normal Purchase/Normal Sale election at November 30, 2009 (in thousands):

Derivatives Not Designated As Hedging Instruments	Liabilities (Accrued Expenses)
Commodity Contracts	$37

Total	$37

The following table summarizes the gain recognized on our nondesignated derivatives in the three and nine months ended November 30, 2009 (in thousands):

Derivatives Not Designated As Hedging Instruments	Statement of Operations Line	Amount of (Loss) Recognized in Earnings
		Three Months Ended November 30, 2009	Nine Months Ended November 30, 2009
Commodity Contracts	Cost of Sales	$(4)	$(37)

Total		$(4)	$(37)

(7)	Fair Value Measurements.

The table below summarizes the fair value measurements for our nickel carbonate contract not designated as a hedging instrument at November 30, 2009.

(in thousands)	Balance as of November 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Contracts	$37	$—	$37	$—

The table below summarizes the fair value measurement of our long-lived assets held for sale at November 30, 2009, and associated gains (losses) for the three and nine months ended November 30, 2009.

(in thousands)	Balance as of November 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended November 30, 2009	Total Gains (Losses) for the Nine Months Ended November 30, 2009
Long-lived Assets Held for Sale	$3,395	$—	$—	$3,395	$—	$—

Long-lived assets held for sale consist of the real estate and production assets located in Middletown, Ohio as discussed in Note 19, “Assets Held for Sale.” The carrying value of the assets at November 30, 2009, of $3.3 million is comprised of the fair value less estimated costs to sell the facility of $0.1 million. The determination of the fair value of the assets maximized the use of available and reliable inputs observable in the marketplace. However, the fair value measurement included certain significant unobservable inputs which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets in the marketplace. Unobservable inputs were developed based on the best information available in the circumstances. The real estate fair value was estimated by management after considering a range of possible outcomes based on recent sales of similar buildings in Middletown. Due to the lack of an established secondary market for the specific machinery and equipment and the lack of an income stream attributable to the machinery and equipment, the fair values were developed based on the estimated cost of replacing the assets, less an allowance for physical deterioration and functional and economic obsolescence.

(8)	Comprehensive Loss.

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2009	2008	2009	2008
Net Loss	$(1,983)	$(4,764)	$(9,663)	$(7,595)
Other Comprehensive Income/(Loss):
Gain on Marketable Securities, Net of Tax of $0, $55, $0 and $34, Respectively	—	94	—	56
Less: Realized (Loss) on Marketable Securities, Net of Tax of $0, $0, $0 and $328, Respectively	—	—	—	(513)
Pension/Postretirement Adjustments, Net of Benefit for Income Taxes of $0, $44, $0 and $132, Respectively	160	71	480	212
Foreign Currency Translation Gain/(Loss)	512	(1,950)	1,671	(2,194)

Comprehensive Loss	$(1,311)	$(6,549)	$(7,512)	$(10,034)

(9)	Indebtedness. On May 12, 2008, the Company secured a new 36-month $15.0 million credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of November 30, 2009) for U.S. dollar borrowings or Libor plus 1.50% for Euro borrowings. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company, including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit.

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

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at November 30, 2009, was $7.7 million. The lender may, at its discretion and subject to the terms of the Line, modify the advance rates used in computing the borrowing base. This may limit the amounts available for future borrowings. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could have a negative material effect on our operations and financial condition. No amounts were drawn on the line during fiscal 2009 or 2010, and there were no borrowings outstanding under the Line as of November 30, 2009.

(10)	Inventory. Inventories consist of the following:

(in thousands)	November 30, 2009	February 28, 2009
Raw Materials	$8,460	$11,401
Finished Goods	10,779	13,256

Total Inventories	$19,239	$24,657

(11)	Significant Customers. Due to the concentration in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three and nine months ended November 30, 2009 and 2008.

	% of Consolidated Net Sales for the Three Months Ended November 30,		% of Consolidated Net Sales for the Nine Months Ended November 30,
Customer	2009	2008	2009	2008
Ford	21%	14%	20%	16%
Chrysler	15%	13%	11%	12%
General Motors	10%	20%	10%	15%
Steel Technologies (formerly Mitsui Steel)	9%	14%	11%	9%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of November 30, 2009, and February 28, 2009.

	% of Consolidated Gross Accounts Receivable
Customer	November 30, 2009	February 28, 2009
Ford	20%	19%
Chrysler	15%	11%
General Motors	11%	4%
Steel Technologies (formerly Mitsui Steel)	7%	10%

MSC’s domestic and foreign net sales are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

(in thousands)	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Domestic Net Sales	$36,113	$46,175	$94,315	$153,865
Foreign Net Sales	3,013	2,309	7,754	8,577

Total Net Sales	$39,126	$48,484	$102,069	$162,442

Domestic Net Sales includes sales originated by our domestic subsidiaries and shipped to customers located in Asia of $0.5 million and $1.3 million for the three and nine months ended November 30, 2009, and $0.2 million and $0.2 million for the comparable prior year periods.

(12)	Interest Income, Net. The table presented below analyzes the components of Interest (Income) Expense, Net.

(in thousands)	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Interest Expense	$11	$14	$35	$54
Interest Income	(52)	(42)	(219)	(216)

Interest (Income) Expense, Net	$(41)	$(28)	$(184)	$(162)

(13)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required. This includes considering available evidence, such as historical and projected taxable income and tax planning strategies that are both prudent and feasible. The Company set up a full valuation allowance for its deferred tax assets as of February 28, 2009, after analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets. During the three months ended November 30, 2009, the Company reduced the U.S. valuation allowances by approximately $0.8 million relating to return-to-provision adjustments from our fiscal year 2009 tax return and the effect of new net operating loss carryback legislation. During the nine months ended November 30, 2009, the Company recorded an increase in the U.S. valuation allowances of approximately $2.1 million. This movement related primarily to the tax carryforwards generated during the period. There were no other material changes to the Company’s valuation allowances during the three and nine months ended November 30, 2009.

The Company does not anticipate that the total amount of unrecognized tax benefits of $3.1 million at November 30, 2009, will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. MSC’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2009. MSC settled the Illinois audit for fiscal years 2004 through 2006. The Company is under audit in Illinois for fiscal years 2007 and 2008 and is open to examination for fiscal year 2009. The Company concluded the Michigan audit for fiscal years 2003 through 2005 and is open to examination for fiscal years 2006 through 2009. MSC is open to examination in Ohio for fiscal years 2004 through 2009, and in Pennsylvania for fiscal years 2006 through 2009. The Company is under audit by German taxing authorities for fiscal years 2004 through 2007 and is open to examination for fiscal years 2008 and 2009. The resolution of the Illinois audit for fiscal years 2004 through 2006 did not materially affect the results of operations, financial position or cash flow.

MSC’s effective income tax benefit rate for continuing operations was a benefit of 10.6% for the three months ended November 30, 2009, and a benefit of 1.2% for the nine months ended November 30, 2009, compared with a benefit of 33.6% and 38.1% in the same periods last year. The decrease in the effective income tax benefit rate in 2010 compared to 2009 is primarily a result of providing a full valuation allowance against U.S. income tax benefits in 2010.

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

	Pension Benefits		Other Benefits
(in thousands)	Three Months Ended November 30,
	2009	2008	2009	2008
Service Cost	$—	$—	$21	$35
Interest Cost	204	192	63	60
Expected Return on Plan Assets	(97)	(162)	—	—
Amortization of Net Loss	119	74	40	41

Total Net Periodic Benefit Cost	$226	$104	$124	$136

	Pension Benefits		Other Benefits
(in thousands)	Nine Months Ended November 30,
	2009	2008	2009	2008
Service Cost	$—	$—	$63	$104
Interest Cost	611	580	189	181
Expected Return on Plan Assets	(291)	(487)	—	—
Amortization of Net Loss	359	220	121	124

Total Net Periodic Benefit Cost	$679	$313	$373	$409

As of November 30, 2009, $0.9 million of contributions/payments have been made during fiscal 2010 toward the Company’s qualified and non-qualified defined benefit pension plans and $0.4 million of net contributions/payments have been made during fiscal 2010 to the other postretirement plans. We expect to make contributions and payments at a similar rate for the rest of fiscal 2010.

(15)	Equity and Compensation Plans. The Company has one active equity award plan: the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire between five and 10 years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time, Company earnings performance or a combination of the two.

The Company also has one inactive equity award plan: the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made. There were 25,958 stock options outstanding and exercisable under this plan as of November 30, 2009.

MSC recorded $28 thousand of compensation expense, offset by $6 thousand of reversed expense due to forfeiture of share options, net of taxes for the three months ended November 30, 2009, and $102 thousand of compensation expense, offset by $6 thousand of reversed expense due to forfeiture of share options, net of applicable taxes, for the nine months ended November 30, 2009, in its Condensed Consolidated Statement of Operations respectively, for stock options that were granted in June 2006, February 2008 and April 2008. MSC recorded $79 thousand of compensation expense, offset by $115 thousand of reversed expense due to cancellation of performance-based options for which targets were not met, net of applicable taxes, for the three months ended November 30, 2008. The company recorded $214 thousand of compensation expense, offset by $115 thousand of reversed expense due to cancellation of performance-based options for which targets were not met, net of applicable taxes, for the nine months ended November 30, 2008.

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

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform coils of cold rolled steel, stainless steel or aluminum into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are bonded to the metal coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the metal and the bonding method employed. Various paints and coatings are applied by running the uncoiled metal ribbon through a bath and baking the coatings onto the steel in high temperature ovens. Our proprietary Quiet Steel ® is produced by bonding two metal coils together with viscoelastic core materials. Zinc and zinc-nickel corrosion protections are applied by running the steel through metal electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge, Ohio facility.

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

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2009		2008		2009		2008
Net Sales ($ in millions)	$	%	$	%	$	%	$	%
Acoustical:
Body Panel	$11.2	29%	$16.8	35%	$26.6	26%	$46.2	28%
Brakes	5.9	15	6.2	13	16.7	16	20.4	13
Engine	2.6	7	2.6	5	5.7	6	9.9	6
All Other and Deductions	0.1	0	0.8	2	—	0	5.0	3

Total Acoustical	19.8	51	26.4	55	49.0	48	81.5	50

Coated:
Fuel Tank	8.3	21	7.0	14	21.2	21	25.7	16
Appliance/HVAC	5.4	14	7.3	15	17.2	17	19.7	12
Building Products	2.1	5	3.7	8	6.1	6	14.9	9
All Other and Deductions	3.5	9	4.1	8	8.6	8	20.6	13

Total Coated	19.3	49	22.1	45	53.1	52	80.9	50

Total Net Sales	$39.1	100%	$48.5	100%	$102.1	100%	$162.4	100%

(17)	Recently Issued Accounting Standards. In December 2008, the Financial Accounting Standards Board (“FASB”) issued guidance regarding employers’ disclosures about postretirement benefit plan assets. The guidance requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of the guidance, but does not expect the adoption will have a material impact on its results of operations, financial position and cash flows.

In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the following:

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

The guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted this guidance, which did not have a material impact on its results of operations, financial position and cash flows. Disclosures required are included in Note 24, “Consideration of Events Subsequent to the Date of the Consolidated Balance Sheet.”

In June 2009, the FASB identified the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities which are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). It established the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification is effective for interim or annual financial periods ending after September 15, 2009, and has changed the way we reference accounting standards in this Form 10-Q and in future disclosures.

(18)	Commitments and Contingencies. The downturn in the general economy has had a negative effect on our customers, particularly in our largest markets of automotive, appliance and building products. Although there has been some improvement in conditions with the federal “cash for clunkers” purchase assistance program (that is, the Consumer Assistance to Recycle and Save Act of 2009), the three largest North American automobile manufacturers, which are among our largest customers, continue to suffer from a depressed economic climate; strong foreign competition; downward pressure on prices; and complex, inflexible cost structures. The significant downturn in the fourth quarter of our fiscal 2009 led to U.S. government intervention in the industry, including emergency loans to two manufacturers, General Motors and Chrysler, and mandated reorganizations of those two companies. Chrysler’s principal assets have been acquired by Fiat SpA and General Motors has emerged from bankruptcy as a new company with substantial government and union ownership. The total number of vehicles sold in calendar 2009 in the United States, domestic and foreign, is substantially lower than in prior years and is not projected to increase significantly in the near term. Domestic automakers continue to lose share of this declining market to foreign competitors. Legacy labor costs also continue to challenge the domestic automakers. All of these factors could adversely affect our revenues and profits.

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

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. In June 2008, the cost estimates to complete the remediation at the site were revised and increased significantly due to several factors, including operating issues at the site, higher energy costs, and changes to planned remediation solutions. MSC increased its reserve for this site by $0.7 million, to $1.1 million, in the first quarter of fiscal 2009 based on the new estimate to reflect the Company’s share of the increased remediation costs. The estimated range of our remaining liability for this site, at November 30, 2009, is $0.9 million to $1.7 million. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.3 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site.

In 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (USEPA) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois, for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. In the third quarter of fiscal 2009, the Company increased its reserve for this site by an additional $0.1 million to $0.3 million based on a revised estimate of its share of the costs to complete the remediation. The estimate of MSC’s liability for this site is $0.3 million at November 30, 2009.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and many other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California, for surface, soil and ground water contamination associated with former waste handling activities at the Chatham Site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the Chatham Site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site and has approved a Remedial Action Plan for long-term remediation at the site. This remediation is expected to last well into the future. The estimate of the Company’s liability for this site is $0.2 million at November 30, 2009.

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

The Company’s environmental reserves were approximately $1.5 million and $1.6 million as of November 30, 2009, and February 28, 2009, respectively. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, cash flows and liquidity, given the reserves recorded as of November 30, 2009 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties. These include, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s range of exposures. MSC believes its range of exposure for all known sites, based on allocations of the liability among PRPs and the most recent estimate of remedial work, is $1.4 million to $2.6 million at November 30, 2009.

The Company is self-insured for workers compensation related claims below $0.4 million and above $ 1 million. The Company’s workers compensation related accruals were approximately $1.7 million and $0.8 million as of November 30, 2009, and February 28, 2009, respectively. The increase is due to claims occurring in our domestic production facilities.

The Company is also a party to various legal actions and customer disputes arising in the ordinary course of its business. These legal actions and customer disputes cover a broad variety of claims spanning MSC’s entire business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on its financial statements, cash flow or liquidity.

(19)	Assets Held for Sale. The Company closed its coil coating facility in Middletown, Ohio, in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. During the quarter ended November 30, 2007, management committed to a plan to sell this facility and related equipment. We are engaged in an active plan to sell these assets as soon as practical. In fiscal 2008, an impairment charge of $0.1 million was recorded in SG&A to reduce the carrying value of these assets to their fair value less cost to sell of $3.9 million. In fiscal 2009, we recorded an additional asset impairment charge of $0.6 million to reflect the reduced market value of the land and building assets, lowering the total carrying value to $3.3 million as of February 28, 2009. The carrying value of these assets at November 30, 2009, was $3.3 million.

(20)	Restructuring. In the third quarter of fiscal 2009, and again in the fourth quarter of fiscal 2009, management executed restructuring plans that resulted in the elimination of positions in both production and SG&A expenses. The Company recognized approximately $2.5 million in employee termination benefit costs and related expenses, $1.6 million for severance in the U.S., $0.2 million for retention bonuses paid to certain Morrisville employees prior to that facility’s sale, and $0.7 million in severance and other expenses associated with closing an office in Europe. Of this expense, approximately $1.8 million had been paid as of February 28, 2009; an additional $0.5 million was paid in the first quarter of fiscal 2010 with $0.04 million paid in the second and third quarters of fiscal 2010. The remaining balance will be paid over the rest of fiscal 2010.

The year-to-date activity in the restructuring reserve is presented in the chart below.

(in thousands)	Severance	Other	Total
Restructuring Reserve as of February 28, 2009	$612	$66	$678
Cash Payments and Other Adjustments	(555)	(66)	(621)

Restructuring Reserve as of November 30, 2009	$57	$0	$57

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

During the fourth quarter of 2009, we determined that the declines in our sales and in the demand for our products represented a triggering event under SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” and that the carrying amount of our long-lived assets may not be recoverable. Accordingly, as part of the year-end close process, we performed an impairment analysis and determined that certain assets were not recoverable and had carrying values in excess of fair value. Based on the estimated fair values we determined, we wrote down the carrying value of certain R&D and corporate assets by $7.0 million in the fourth quarter of fiscal 2009. In addition, we recorded an additional asset impairment charge of $0.6 million for the Middletown, Ohio facility, as discussed in Note 19, “Assets Held for Sale,” and we recorded a $0.5 million charge for the write-off of software assets related to the sale of Morrisville, as discussed in Note 22, “Morrisville Sale of Assets.” We have determined that no additional impairment has occurred as of November 30, 2009.

(22)	Morrisville Sale of Assets. On December 1, 2008, the Company sold the assets and real property located in its Morrisville, Pennsylvania, facility (“Morrisville assets”) for approximately $5.0 million in cash and a promissory note for $4.1 million, for a total of $9.1 million. The note has a five-year term, carries an interest rate of 7% per annum, and is payable in 16 quarterly installments beginning December 2009. The note is secured by related production assets and guaranteed by a mortgage on the land and building assets. The Company recorded a gain of approximately $5.9 million in the fourth quarter of fiscal 2009. In the third quarter of fiscal 2009, the Company recorded a total cost of $1.9 million associated with the sale, of which $1.4 million related to cost of goods sold, principally for the write-down of inventory ($0.6 million), the write-off of software associated with Morrisville ($0.5 million), the establishment of reserves for certain warrantied products ($0.3 million) and $0.5 million in SG&A for legal costs and employee termination benefits. This warranty reserve was in addition to existing short-term product claim and claim lag reserves of $1.0 million. Termination benefits of $0.3 million were paid during the fourth quarter of fiscal 2009. The remaining termination benefits of $0.1 million were paid out during the first quarter of fiscal 2010. Prior to the third quarter of fiscal 2009, we also recorded legal costs of $0.2 million in SG&A.

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

In September 2009, the Company entered into an agreement with the buyer under which the buyer assumed all responsibility for current and future product and warranty claims and indemnified the Company against these claims. MSC agreed to pay the buyer $1.9 million to assume this liability, with payment in the form of an offset against the note receivable, which reduced the balance of $3.7 million to $1.8 million. Other terms of the note remain unchanged. Before the agreement was signed, we had a total $1.6 million of related product claims and warranty reserves. Because this agreement related to liabilities that existed as of our August 2009 balance sheet date, we recorded an additional charge to cost of sales of $0.3 million to increase the liabilities to $1.9 million at August 31, 2009. The balance of the note was $1.8 million at November 30, 2009.

(23)	Automotive Customers. On April 30, 2009, Chrysler LLC (“Chrysler”) announced it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy is part of a reorganization plan approved by the U.S. government which includes the sale of Chrysler’s principal assets to an alliance headed by Fiat SpA (“New Chrysler”). The sale to Fiat was completed on June 10, 2009. Bankruptcy court proceedings regarding the assets not sold to Fiat and claims by Chrysler’s creditors have not concluded. At November 30, 2009, the Company had accounts receivable from New Chrysler of $3.3 million for deliveries made post-bankruptcy and accounts payable to New Chrysler of $3.2 million, for a net receivable of $0.1 million. Payments have been received within terms from New Chrysler during the second and third quarters of fiscal 2010; accordingly, we have not recorded any reserve as of November 30, 2009.

On June 1, 2009, General Motors Corporation (“General Motors”) announced it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy is part of a reorganization plan approved by the U.S. government. General Motors has also announced that it intends to focus on four brands going forward: Cadillac, Chevrolet, Buick and GMC. On July 6, 2009, General Motors received approval from the U.S. Bankruptcy Court for the sale of substantially all of General Motors’ assets to NGMCO, Inc., an entity funded by the U.S. Department of the Treasury. In connection with the closing of the sale transaction, NGMCO, Inc. changed its name to General Motors Company and operates under General Motors Corporation’s historic corporate and sub brands. As of November 30, 2009, the Company had accounts receivable from General Motors in North America of $2.3 million and accounts payable to General Motors of $0.9 million for a net exposure of $1.4 million. Payments from General Motors have been within terms; accordingly, we have not recorded any reserve at November 30, 2009.

As of November 30, 2009, MSC had estimated inventory of $3.4 million related to General Motors and New Chrysler. At this time, we believe the value of this inventory is realizable; however, future events may negatively affect the value of this inventory.

(24)	Consideration of Events Subsequent to the Date of the Consolidated Balance Sheet. The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the consolidated balance sheet, including the estimates inherent in the process of preparing the consolidated financial statements. MSC does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated balance sheet but arose after the date of the consolidated balance sheet and before the consolidated financial statements are issued. For these purposes, and relating to the November 30, 2009, consolidated balance sheet, the Company has evaluated events occurring after the date of the consolidated balance sheet through January 11, 2010, the date the consolidated financial statements were issued. The Company has not evaluated events occurring after January 11, 2010, in the consolidated financial statements. No significant events occurred after November 30, 2009, which had an effect on the November 30, 2009, consolidated financial statements or that warrant disclosure.

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

Executive Summary

Material Sciences Corporation (the “Company,” “MSC,” “we,” “our” or “us”) focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions include composites that consist of layers of metal and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts; brake dampers; engine parts; computer disk drives; appliances and heating, ventilation and air conditioning (“HVAC”). Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, appliance, swimming pool and lighting markets. We utilize a significant level of shared assets and management across each of our product categories. It is common for a single customer to purchase products from several different product categories.

As discussed in more detail in our Form 10-K, the general state of the principal industries in which we operate presents a variety of risks, including uncertainty in the North American automobile industry, weakness in the U.S. housing industry, volatile pricing and inconsistent availability of materials, overcapacity in our marketplace, and shifts in our customers’ supply strategies. The three largest North American automobile manufacturers are three of our four largest customers. The deterioration of their market share, and of the automobile market in general, continues to negatively affect our revenues and profits in fiscal 2010. Chrysler LLC filed for bankruptcy and sold its principal assets to an alliance led by Fiat SpA. General Motors also filed for bankruptcy and sold substantially all of its assets to NGMCO, Inc., an entity funded by the U.S. Department of the Treasury. In connection with the closing of the sale transaction, NGMCO, Inc. changed its name to General Motors Company. General Motors has since emerged from bankruptcy. Refer to Cautionary Statement Concerning Forward-Looking Statements below for additional information on the effect of the General Motors and Chrysler bankruptcies and related transactions. Weakness in the U.S. housing market has resulted in a decrease in revenues and profits in that portion of our coated business. In addition, the pricing of materials we purchase continues to fluctuate, including the cost of steel, zinc and nickel, and petroleum-based products. The volatility of these prices affects our profitability, as we are not always able to efficiently pass price changes to our customers. Excess capacity in the domestic coil coating market continues to result in extreme competition in pricing, terms of sale and facility utilization.

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

Results of Operations

A summary of our consolidated financial performance is as follows:

	Three Months Ended November 30,			Nine Months Ended November 30,
($ in thousands)	2009	2008	% Variance	2009	2008	% Variance
Net Sales	$39,126	$48,484	(19.3)%	$102,069	$162,442	(37.2)%

Gross Profit	$4,312	$654	559.3%	$9,802	$13,513	(27.5)%
% of Net Sales	11.0%	1.3%		9.6%	8.3%

Selling, General and Administrative	$6,750	$7,487	(9.8)%	$20,199	$27,203	(25.7)%
% of Net Sales	17.3%	15.4%		19.8%	16.7%

Sales

($ in thousands)	Net Sales for the Three Months Ended November 30,
Application	2009	2008	$ Variance	% Variance
Body Panel	$11,229	$16,845	$(5,616)	(33.3)%
Brakes	5,863	6,223	(360)	(5.8)%
Engine	2,580	2,578	2	0.1%
All Other Acoustical and Deductions	98	750	(652)	(86.9)%

Acoustical	$19,770	$26,396	$(6,626)	(25.1)%

Fuel Tank	8,294	7,004	1,290	18.4%
Appliance/HVAC	5,378	7,287	(1,909)	(26.2)%
Building Products	2,157	3,741	(1,584)	(42.3)%
All Other Coated and Deductions	3,527	4,056	(529)	(13.0)%

Coated	$19,356	$22,088	$(2,732)	(12.4)%

Total	$39,126	$48,484	$(9,358)	(19.3)%

($ in thousands)	Net Sales for the Nine Months Ended November 30,
Application	2009	2008	$ Variance	% Variance
Body Panel	$26,603	$46,200	$(19,597)	(42.4)%
Brakes	16,747	20,448	(3,701)	(18.1)%
Engine	5,698	9,900	(4,202)	(42.4)%
All Other Acoustical and Deductions	(35)	4,956	(4,991)	(100.7)%

Acoustical	$49,013	$81,504	$(32,491)	(39.9)%

Fuel Tank	21,192	25,735	(4,543)	(17.7)%
Appliance/HVAC	17,201	19,726	(2,525)	(12.8)%
Building Products	6,087	14,926	$(8,839)	(59.2)%
All Other Coated and Deductions	8,576	20,551	$(11,975)	(58.3)%

Coated	$53,056	$80,938	$(27,882)	(34.4)%

Total	$102,069	$162,442	$(60,373)	(37.2)%

Comparison of Results of Operations for the three months ended November 30, 2009 and 2008

Sales of acoustical materials, which are primarily used in the automotive industries, decreased $6.6 million from the same period last year. Body panel laminate sales for the third quarter of fiscal 2010 declined primarily due to the continued softness of the North American auto industry. The significant decrease in automobile production by the U.S. automakers has reduced the demand for almost all acoustical applications. We expect the softness in the U.S. auto market will continue in calendar 2010. Sales in the brake market were similarly affected by the auto production slowdown, although not as severely. We continue to actively seek new markets, both in the United States and abroad, for our acoustical products.

Sales of coated materials, which are used primarily in the automotive and building industries, declined $2.7 million from the same period last year. Fuel tank sales increased $1.3 million due to the ramp-up of production experienced after the success of vehicle buybacks under the Consumer Assistance to Recycle and Save Act (CARS) which has ended. Sales for appliance products and building products decreased $1.9 million and $1.6 million, respectively, due to overall weakness in United States housing market. All other coated products declined $0.5 million, primarily due to reduced demand in lighting products and swimming pool sales.

Gross Profit

Gross profit for the three months ended November 30, 2009, was $4.3 million compared with $0.7 million in the prior year quarter. Sales volume decreased $9.4 million from the prior year quarter, but gross profit increased by $3.6 million from the comparable quarter last year. The prior year quarter had $1.4 million of cost of sales charges related to the Morrisville facility sale, and $0.9 million of derivative expenses that did not recur this year. The quarterly impact related to domestic sales and operations was favorable by $1.9 million reflecting $4.6 million in operating cost reductions in response to $2.7 million in lower gross profit due to reduced sales. In addition, a $0.8 million increase in worker’s compensation related expenses and $0.6 million of reduced scrap sales were partially offset by reductions in the cost of quality of $0.6 million and increased Asian subsidiaries’ gross profit of $0.2 million.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the three months ended November 30, 2009, were $6.8 million compared with $7.5 million in the same period last year. SG&A expenses in the third quarter of fiscal 2010 were down by $0.7 million, compared with the same quarter last year. This was due to lower salary and people-related costs of $0.8 million, driven principally by the restructurings the Company took in fiscal 2009, and lower depreciation of $0.5 million from the write-down of asset carrying values in the fourth quarter of fiscal 2009; partially offset by increased marketing trial expenses of $0.4 million and higher professional fees of $0.2 million.

Total Other Income, Net

Total other income, net for the three months ended November 30, 2009, was $0.2 million compared with $0.3 million in the same period of fiscal 2009. The decrease in the three-month period is primarily due to foreign currency transaction gains.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. MSC set up a full valuation allowance for its deferred tax assets as of February 28, 2009, after analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets. During the three months ended November 30, 2009, the Company recorded reduced U.S. valuation allowances of approximately $0.8 million relating to return-to-provision adjustments from our fiscal year 2009 tax return and the effect of new net operating loss carryback legislation. There were no other material changes to the Company’s valuation allowances during the three months ended November 30, 2009.

MSC does not anticipate that the total amount of unrecognized tax benefits of $3.1 million at November 30, 2009, will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. MSC is open to examination by the Internal Revenue Service for fiscal years 2005 through 2009. MSC settled the Illinois audit for fiscal years 2004 through 2006. The Company is under audit in Illinois for fiscal years 2007 and 2008 and is open to examination by Illinois tax authorities for fiscal year 2009. MSC concluded the Michigan audit for fiscal years 2003 through 2005 and is open to examination by Michigan tax authorities for fiscal years 2006 through 2009. The Company is open to examination in Ohio for fiscal years 2004 through 2009, and in Pennsylvania for fiscal years 2006 through 2009. MSC is under audit by German tax authorities for fiscal years 2004 through 2007 and is open to examination by German taxing authorities for fiscal years 2008 and 2009. The resolution of the Illinois audit for fiscal years 2004 through 2006 did not materially affect the results of operations, financial position or cash flow.

For the three months ended November 30, 2009, the Company’s effective income tax provision (benefit) rate for continuing operations was a benefit of 10.6%, compared with a benefit of 33.6% in the same period last year. The current fiscal year’s effective tax rate includes the effect of recording refunds resulting from recent tax legislation. The decrease in the effective income tax benefit rate in 2010 compared to 2009 is primarily a result of providing a full valuation allowance against U.S. income tax benefits in 2010.

Comparison of Results of Operations for the nine months ended November 30, 2009 and 2008

Sales of acoustical materials, which are primarily used in the automotive industry, decreased $32.5 million from the same period last year. Body panel laminate and engine sales for the first nine months of fiscal 2010 declined primarily due to the continued softness of the North American auto industry. The significant decrease in automobile production by the U.S. automakers has reduced the demand for almost all acoustical applications. We expect the softness in the U.S. auto market will continue in calendar 2010. Sales in the brake market were also affected by the auto production slowdown, principally in original equipment applications. Sales of all other acoustical and deductions are down primarily due to reduced scrap sales. We continue to actively seek new markets, both in the United States and abroad, for our acoustical products.

Sales of coated materials, which are used primarily in the automotive and building industries, declined $27.9 million from the same period last year. Fuel tank sales decreased $4.5 million due to the slowdown in the United States auto market. Sales of appliance products decreased $2.5 million and sales of building products decreased $8.8 million due to overall weakness in the U.S. housing market. All other coated products declined $11.9 million, primarily due to reduced demand in electrogalvanized products, lighting products and swimming pool sales.

Gross Profit

Gross profit for the nine months ended November 30, 2009, was $9.8 million compared with $13.5 million in the prior-year period. Sales volume decreased $60.4 million from the prior year, and gross profit decreased by $3.7 million from the comparable period last year. The year-to-date impact related to domestic sales and operations was unfavorable by $1.8 million as $8.6 million in lower gross profit due to reduced sales was partially offset by $6.8 million in favorable manufacturing variances and operating cost reductions. Reduced scrap sales of $5.6 million, $0.8 million in increased worker’s compensation related expenses and $1.4 million in lower German subsidiary gross profit in the period were partially offset by reductions in the cost of quality of $3.0 million, increased Asian subsidiaries’ gross profit of $0.6 million, and the prior year period’s $1.4 million of cost of sales charges related to the Morrisville facility sale and $0.9 million of derivative expenses that did not recur this year.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the nine months ended November 30, 2009, were $20.2 million compared with $27.2 million in the same period last year. SG&A expenses in the first nine months of fiscal 2010 were down by $7.0 million compared with the prior year period, due to lower salary and headcount-related costs of $5.1 million, driven principally by the restructurings the Company took in fiscal 2009; lower depreciation of $1.5 million from the write-down of asset carrying values in the fourth quarter of fiscal 2009; and lower professional fees and other general expenses of $0.4 million.

Total Other Income, Net

Total other income, net for the nine months ended November 30, 2009, was $0.6 million compared with $2.1 million in the same period of fiscal 2009. The decrease in the nine-month period is primarily due to the one-time gain on the sale of investments of $0.9 million last year, and lower income of $0.4 million related to foreign currency transaction gain in the first nine months of fiscal 2010. Partnership distribution from Tekno is also down from fiscal 2009 by $0.2 million.

Income Taxes

MSC evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required. We consider available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. The Company set up a full valuation allowance for its deferred tax assets as of February 28, 2009, after analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets. During the nine months ended November 30, 2009, the Company recorded additional U.S. valuation allowances of approximately $2.1 million relating to tax carryforwards and additional deferred tax assets generated during the period. There were no other material changes to MSC’s valuation allowances during the nine months ended November 30, 2009.

The Company does not anticipate that the total amount of unrecognized tax benefits of $3.1 million at November 30, 2009, will significantly change during the next 12 months. The number of years with open tax audits varies depending on the tax jurisdiction. MSC’s major taxing jurisdictions include the U.S., the state jurisdictions of Illinois, Michigan, Ohio and Pennsylvania, and Germany. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2009. MSC settled the Illinois audit for fiscal years 2004 through 2006. The Company is under audit in Illinois for fiscal years 2007 and 2008 and is open to examination by Illinois tax authorities for fiscal year 2009. MSC concluded the Michigan audit for fiscal years 2003 through 2005 and is open to examination by Michigan tax authorities for fiscal years 2006 through 2009. The Company is open to examination in Ohio for fiscal years 2004 through 2009, and in Pennsylvania for fiscal years 2006 through 2009. MSC is under audit by German tax authorities for fiscal years 2004 through 2007 and is open to examination by German taxing authorities for fiscal years 2008 and 2009. The resolution of the Illinois audit for fiscal years 2004 through 2006 did not materially affect the results of operations, financial position or cash flow.

For the nine months ended November 30, 2009, MSC’s effective income tax provision (benefit) rate for continuing operations was a benefit of 1.2%, compared with a benefit of 38.1% in the same period last year. The decrease in the effective income tax benefit rate in 2010 compared to 2009 is primarily a result of providing a full valuation allowance against U.S. income tax benefits in 2010.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and long-term debt instruments and sales of various assets. Although we believe that our cash on hand, cash generated from operations and cash available under our credit facility will be sufficient to fund our operations and meet our foreseeable working capital requirements, we are continuing to evaluate a range of actions to meet our cash flow needs. These actions include additional restructuring initiatives and other cost reductions, selling assets, reducing working capital and capital spending, and various other alternatives.

During the first nine months of fiscal 2010, we generated $4.5 million of cash from operating activities compared with a $1.4 million use of cash in the first nine months of last fiscal year. The increase from the same period of fiscal 2009 was primarily due to relatively greater reductions in inventory, and increases in accounts payable, partially offset by an increased net loss and relatively higher accounts receivable.

In the first nine months of fiscal 2010, we invested $0.8 million in capital improvement projects, compared with $3.6 million in the same period last year. The decrease was primarily attributable to a management decision to reduce capital expenditures to conserve cash. We also received $0.9 million in payments on our note receivable.

On May 12, 2008, the Company secured a new 36-month $15.0 million credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of November 30, 2009) for U.S. dollar borrowings or Libor plus 1.50% for Euro borrowings. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit.

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

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at November 30, 2009, was $7.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The potential lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could have a negative material effect on our operations and financial condition. No amounts were drawn on the line during fiscal 2009 or 2010, and there were no borrowings outstanding under the Line as of November 30, 2009.

In September 2007, we invested $6.0 million in Auction-Rate Securities (“ARS”) from three different funds as a preferred shareholder. These investments were in the preferred shares of large, diversified, highly rated money market funds whose common shares are actively traded. The total value of assets of these funds was between two- and three-times the total value of the outstanding preferred shares in which we invested. We liquidated $0.4 million of the ARS investment in April 2008 at par value; $2.4 million more in May 2008 at par value; $0.5 million in June 2008 at par value; and $0.6 million in September 2008 at par value. In November 2008, the Company received $2.1 million and completed the liquidation of the investment at par value. As of November 30, 2009, and February 29, 2008, MSC held no short-term investments. All income generated from these short-term investments is included in Interest Income, Net in the Statement of Operations.

In February 2006, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. Of this 1 million share repurchase authorization, all shares had been repurchased as of April 2008 at a total cost of $8.6 million.

On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. MSC purchased 702,790 shares under the January 2008 authorization during the nine months ended November 30, 2009. As of November 30, 2009, the Company had repurchased 885,919 shares under this new authorization.

MSC is party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work, and other information available, was $1.4 million to $2.6 million as of November 30, 2009. Refer to Note 18 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors and shareowners can better understand a company’s future prospects and make informed investment decisions. This Form 10-Q contains forward-looking statements that include, without limitation, information about our anticipated results based on our plans and assumptions. We have tried, wherever possible, to identify these statements by using words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “will,” “plans,” “believes” and similar words and terms in connection with any discussion of future operating or financial performance.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 14, 2009, for the fiscal year ended February 28, 2009.

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

Changes in internal control over financial reporting. During the quarter ended November 30, 2009, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2009

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning our entire business. We believe that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements, cash flow or liquidity. See Note 18 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, and results of operations, cash flows, and liquidity, and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2009, includes a detailed discussion of the risk factors we believe still exist in our business. In addition to those factors, additional risks and uncertainties may have a material adverse effect on our business, financial condition, and/or operating results, cash flows, and liquidity. As discussed in Note 23 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, two of our major customers, General Motors and Chrysler LLC have filed for bankruptcy; Chrysler sold its principal assets to an alliance headed by Fiat SpA, and General Motors has been reorganized as a new company with substantial government and union ownership. Both General Motors and Chrysler have since emerged from bankruptcy. If either of these customers ceases operations, or significantly curtails its purchases from us, this could have a material adverse effect on our sales and results of operations, cash flows, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The Company did not repurchase any of its shares during the fiscal quarter ended November 30, 2009. On January 7, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock with no set expiration date. As part of our existing stock repurchase program, in December 2008 we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to purchase up to 868,971 shares. The December 2008 10b5-1 trading plan expires on the earlier of December 31, 2009, or when the aggregate number of shares has been purchased. As of November 30, 2009, there were 114,081 shares remaining under the January 2008 authorization and 114,081 shares remaining under the December 2008 10b5-1 trading plan.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of January 2010.

MATERIAL SCIENCES CORPORATION

By:	/S/ CLIFFORD D. NASTAS
Clifford D. Nastas
Chief Executive Officer

By:	/S/ JAMES M. FROISLAND
James M. Froisland
Senior Vice President, Chief Financial Officer, Chief Information Officer and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2009

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.