Form 10-K
period 2010-02-28
MATERIAL SCIENCES CORP
filed 2010-05-14
CIK 755003

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: February 28, 2010 OR
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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes                  No         X

The aggregate market value of the voting and non-voting stock of the registrant held by shareowners of the registrant (not including any voting and non-voting stock owned by directors, executive officers or other affiliates of the registrant) was $19,970,554 as of August 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on the New York Stock Exchange on such date, as reported by The Wall Street Journal Midwest Edition).

As of May 7, 2010, the registrant had outstanding 12,905,229 shares of its common stock.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners are incorporated herein by reference into Part III of this Form 10-K.

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

As a part of our strategic planning process, management has been evaluating the strategic position, economic value, and potential for growth of our businesses with the objective of creating additional value for shareowners. In fiscal 2005, we closed our coil coating facility in Middletown, Ohio (“Middletown”). During the third quarter of fiscal 2008, we committed to a plan to sell this facility and expect to complete its sale during fiscal 2011. In the fourth quarter of fiscal 2009, we sold the assets and real property located in Morrisville, Pennsylvania.

In April 2010, we sold a portion of our coil coating assets, including the coil coating machinery, related processing equipment, and corresponding customer base associated with our Plant #7 in Elk Grove Village, Illinois, to Roll Coater, Inc. for $10 million ($9.3 million after investment banking fees). Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million in sales of general-line coil coated products. In addition, we entered into a three-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company will record a gain on the sale of approximately $5.0 million in the first quarter of fiscal 2011, offset by shut-down and severance costs to be determined. As part of the transaction, MSC agreed that it would not develop, manufacture or sell general-line coil coating products in some North American markets for five years. MSC has committed to complete the wind-down of its Plant #7 operations no later than June 11, 2010. MSC retains the right to provide some coil coated products to specific customers. MSC also will continue to sell certain specialty products including, but not limited to, Electrobrite®, Viva-Color®, Quiet Steel®, Deco Steel®, rubber coated products, film laminated, and all automotive products made at its Plant #2 Elk Grove Village, Illinois, and Walbridge, Ohio facilities. More information on these matters is found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We continue to expand our global reach and presence as a leading supplier of material-based solutions primarily through subsidiaries, partnerships, alliances and third-party agreements.

•	In South America, we own 51% of the equity and hold 50% of the voting rights in a joint venture partnership with Tekno S.A. (“Tekno”), which manufactures and sells acoustical products.
•	We also provide for the production of our electronic and automotive brake products in Southeast Asia through a third party in Malaysia.
•	In the third quarter of fiscal 2007, we signed an agreement with a Korean company, Hae Won Steel (“Hae Won”), to produce Quiet Steel® and other decorative laminate products in Korea.

•

In fiscal 2009, we established a subsidiary in China to serve as a trading company for the country, led by our Vice President, General Manager of Asia. Under Chinese law, a trading company may import and sell product in the Chinese market.

Products and Services

MSC is a supplier of engineered material-based solutions. We apply our expertise to solve design challenges for many of the largest automotive and appliance manufacturers in the world. Management believes the Company maintains strong customer relationships by providing engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure. This combination enhances our ability to deliver engineered material-based solutions to customers’ manufacturing facilities on time and within design specifications.

Acoustical Material-Based Solutions. We believe that we are a leader in the development and manufacturing of continuously processed coated and laminated materials that reduce noise and vibration. Our proprietary Quiet Steel® is engineered to meet a variety of needs in the markets we serve. The automotive industry is currently the largest market for metal composites. These products are being used to replace solid sheet metal parts, including body panels, floor pans, wheel wells, oil pans, valve covers and front engine covers. We are evaluating Quiet Steel® for use in other components within appliances, lawn and power equipment, building products and HVAC products. We produce Quiet Steel® products at our Elk Grove Village, Walbridge and Eisenach, Germany locations. Quiet Steel® is also manufactured in Brazil, through our joint venture with Tekno, and in Korea, through our strategic alliance with Hae Won. We anticipate continued expansion through these strategic alliances. During fiscal 2009, we established a trading company in Shanghai, China to enable us to better serve the growing Chinese market for our products. Management also believes that our Application Research Center in Michigan and our Application Development Center in Europe provide us with state-of-the-art facilities in which to accelerate the development of new products and technologies. Acoustical material-based solutions represented approximately 50% of consolidated net sales in fiscal years 2010, 2009 and 2008.

Coated Material-Based Solutions. We continue to be recognized for our research and development and new product and process development activities involving the continuous, high-speed, roll-to-roll coating of metal. Our coated material-based solutions include painted, electrogalvanized (“EG”) protective, decorative and functional coatings applied to coiled metal of various widths and thicknesses. Coated metal material-based solutions represented approximately 50% of consolidated net sales in fiscal years 2010, 2009 and 2008.

We believe that coil coating is the most environmentally safe and energy-efficient method for applying paint, rubber and other coatings to metal. In the process, sheet metal is unwound from a coil, cleaned, leveled, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers. They, in turn, fabricate the coated metal into finished products that are sold in a variety of industrial and commercial markets. The coatings are designed to produce both protective and decorative finishes. The finished product of prepainted or coil-coated metal is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. Our coated products are primarily used by manufacturers of automotive products, building products, appliances, and lighting. Manufacturers that use prepainted materials can eliminate or significantly reduce on-site post-fabrication paint lines and the associated costs. Prepainted materials also facilitate the adoption of just-in-time and continuous process manufacturing techniques providing lower manufacturing costs and improved product quality. Use of prepainted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing. Our strategy in coil coating is to develop and produce specialty niche products that meet specific customer requirements.

Electrogalvanizing is a corrosion-resistant steel coating process used primarily in making automobile and light-truck body skins. We manufacture EG solutions at our MSC Walbridge facility in Walbridge, Ohio. MSC Walbridge has the ability to provide a full complement of pure zinc and zinc-nickel plated products and organic coatings. These products offer corrosion resistance—as well as forming and cosmetic advantages—over competitive products, such as plastic and hot dip galvanized steel. Most EG customers are suppliers of steel to the United States automobile industry. We believe that MSC Walbridge is the only facility in North America capable of meeting the wide-width EG and paint coating steel demand in a single pass through its line.

Competition

The markets for our material-based solutions, both acoustical and coated, are highly competitive, both domestically and internationally. There are competitors in each product market we serve, some of which have greater resources than we do. Some of our competitors in the coated market include Roll Coater, Inc., to which we sold certain of our coil coating assets in April 2010, and Precoat Metals.

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

Competition for the production and sale of EG steel for the automotive industry consists primarily of both foreign-owned and domestic-owned steel companies, which manufacture EG steel in the United States either directly or through joint ventures. Limited quantities of EG steel are imported into the United States from foreign steel suppliers. These factors, along with increased domestic competition from international companies, have affected our EG business and the availability and cost of steel substrate. In addition, automotive-quality hot dip galvanized steel continues to make inroads into the EG market. We are unable to determine the effect, if any, on the market resulting from the substitution of other materials, changes in galvanizing technology, existence of excess capacity and the entrance of additional capacity.

International

We believe that significant international opportunities exist for MSC, particularly for our acoustical products. In an effort to capitalize on these opportunities, we maintain certain distribution, manufacturing, licensing and royalty agreements with agents and companies in Europe, South America and Asia that cover our Quiet Steel® products. To further the penetration of our acoustical products in the Asian market, we entered into an agreement with Hae Won to produce Quiet Steel® and other decorative laminate products and installed a laminating line in Hae Won’s facility. Hae Won makes lease payments for the equipment, and production began in calendar 2008. In addition, we have many Asian initiatives designed to help us penetrate this growing market. Through our sales and technical offices in Korea, Malaysia and China, we continue to expand existing relationships with appliance, electronic and automotive manufacturers. We continue to pursue a variety of other business relationships, including direct sales, distribution agreements, licensing, acquisitions and other forms of partnering to increase our international sales and expand our international presence.

The following table shows our domestic and foreign net sales for fiscal years 2010, 2009 and 2008:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
Net Sales ($ in millions)	$	%	$	%	$	%
Domestic	$127.0	92	$177.0	95	$225.7	96
Foreign	10.8	8	10.0	5	9.3	4
Total	$137.8	100	$187.0	100	$235.0	100

Property, plant and equipment (“PPE”) that we own in foreign countries were $5.4 million, $5.7 million and $6.9 million as of February 28 or 29, 2010, 2009 and 2008, respectively. The remaining $35.7 million, $42.1 million and $60.4 million in PPE at February 28 or 29, 2010, 2009, and 2008, respectively, were in the United States.

Marketing and Sales

We market our products, services and technologies nationally and internationally through our Company sales and marketing organization as well as through agents and licensees. Primary target markets for our products include automotive, appliance, building products, lighting, and electronics. We believe MSC is a valued leader in the industries it serves because of our engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure.

We employ people with noise, vibration and harshness (“NVH”) experience, and they use a proven sales methodology for penetrating automotive markets. We believe that these individuals will also be able to increase penetration of our products in non-automotive markets to increase sales of all laminate products. All of our selling activities are supported by technical service departments, which aid customers in choosing the right materials for their manufacturing processes.

We estimate that customers in the automotive industry were the end users for approximately 73%, 67% and 70% of our net sales in fiscal 2010, 2009 and 2008, respectively. Due to a concentration in the automotive industry, we believe that direct and indirect sales to individual automotive companies are significant. See Item 1A, “Risk Factors,” for more discussion on automotive sales. The following table shows direct sales to our significant customers as a percentage of consolidated net sales for fiscal 2010, 2009 and 2008.

	% of Consolidated Net Sales
Customer	Fiscal 2010	Fiscal 2009	Fiscal 2008
Ford Motor Company	21%	16%	20%
Chrysler LLC	11%	12%	11%
Steel Technologies (formerly Mitsui Steel)	11%	11%	11%
General Motors Corporation	10%	15%	13%

We believe that there are additional business opportunities for selling our acoustical material solutions as a result of the increased presence in the United States of foreign automotive manufacturers, and we are concentrating our marketing and sales efforts accordingly.

Backlog. Our backlog of orders as of February 28, 2010, was approximately $18.5 million, all of which is expected to be filled during the remainder of fiscal year 2011. Our backlog as of February 28, 2009, was approximately $21.5 million.

Raw Materials. We are generally not dependent on any one source for raw materials or purchased components essential to our business for which an alternative source is not readily available. We are, however, affected by the price and availability of certain raw material inputs such as steel, zinc, nickel and natural gas. The price of zinc, nickel and natural gas was volatile in all periods presented, which has affected our profitability. See Item 1A, “Risk Factors,” for more discussion on raw material inputs. We participate in purchasing programs supported by our customers, usually large original equipment manufacturers, to maintain an adequate supply of metal at the best available price.

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

Environmental Matters

We believe we operate our facilities and conduct our business, in all material respects, in accordance with applicable environmental laws. Our environmental management policies and practices have been certified under ISO 14001 standards. We spent approximately $1.2 million ($0.1 million on capital projects and $1.1 million of expense) for maintenance and installation of environmental controls at our facilities in fiscal 2010 and have budgeted expense of approximately $1.2 million for fiscal 2011. For additional information regarding our environmental matters, see Item 3, “Legal Proceedings,” and Note 4 of the Notes to the Consolidated Financial Statements, entitled “Commitments and Contingencies.”

Research and Development

We spent approximately $2.8 million in fiscal 2010 for product and process development activities. This compares with $4.5 million and $6.6 million, in fiscal 2009 and 2008, respectively. The decrease in research and development spending during fiscal 2010 reflected efforts to reduce expenses and conserve capital during the uncertain economic conditions present in fiscal 2010.

We are dedicated to our research and development efforts, often creating technological process developments in the industry. To build on our position as an industry leader, we opened the Application Research Center in Michigan in June 2006. This testing and development center provides technical and development facilities for all of our products. However, it concentrates on the continued engineering, application and validation of our NVH material solutions. We substantially completed the expansion of our Application Development Center in Europe in January 2007. This facility has enhanced our ability to develop, test and market our NVH solutions in Europe.

When possible, we seek patent and trademark protection for our products. We own, or are licensed under, a number of U.S. and foreign patents, patent applications, trademarks and trademark applications. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal terms of patents in the various countries where patent protection is obtained. While we consider our various patents, patent applications, trademarks and trademark applications to be important, we do not believe that the loss of any one of them would have a material adverse effect upon our business as a whole.

Employees

As of February 28, 2010, we had 339 full- and part-time employees, which compares with 372 as of February 28, 2009, or a reduction of approximately 9%. Of this number, approximately 83 were engaged in selling, general and administrative activities. Our Walbridge production employees are covered by a union contract expiring in September 2010. The production employees at our Elk Grove Village location are covered by a union contract expiring in February 2011. Employees at our Eisenach, Germany facility are not represented by a union. Our union employees are vital to our operations. We consider our relationships with our employees and their unions to be good. In connection with the sale of a portion of our coil coating assets, we expect to reduce our work force in the first quarter of fiscal 2011. See Note 21, “Asset Sale” for further discussion.

Available Information

MSC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our Web Site at www.matsci.com as soon as reasonably practicable after electronically filing the reports with the Securities and Exchange Commission (“SEC”). We will also furnish paper copies of these filings free of charge upon request. Our corporate headquarters is located at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, and our telephone number is (847) 439-2210. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant

As of May 1, 2010, our executive officers, who are elected by and serve at the discretion of our Board of Directors, are as follows:

Executive Officer	Age	Position(s)	Executive Officer Since
Clifford D. Nastas	47	Chief Executive Officer	2001

James D. Pawlak	41	Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary	2010

John M. Klepper	63	Vice President, Human Resources	2003

Michael R. Wilson	49	Vice President, Global Operations	2008

Matthew M. Murphy	43	Vice President, General Manager of Asia	2008

Clifford D. Nastas. On December 1, 2005, Mr. Nastas was named our Chief Executive Officer. Previously, Mr. Nastas served as President and Chief Operating Officer since June 2005. Prior to that time he held numerous executive positions with us, including Executive Vice President and Chief Operating Officer from October 2004 to June 2005; Vice President and General Manager of the Engineered Materials and Solutions Group (“EMS”) from May 2004 to October 2004; Vice President of Sales and Marketing of EMS from July 2003 to May 2004; and Vice President of Marketing of MSC Laminates and Composites from January 2001 to July 2003. Prior to joining MSC, Mr. Nastas served as the Global Automotive Business Director for Honeywell International Inc., a technology and manufacturing provider of aerospace products, control technologies, automotive products, specialty chemicals and advanced materials, since 1995. Mr. Nastas served as a director of Quixote Corporation until the company was sold in March 2010.

James D. Pawlak. On February 10, 2010, Mr. Pawlak was named our Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary. Since joining MSC in 1990, Mr. Pawlak has progressed through several financial positions of increasing financial responsibility, including serving as Business Unit Controller from September 1996 to July 2005, as Director of Financial Planning and Analysis from July 2005 to September 2006 and as Director of Finance from September 2006 to February 2010. Mr. Pawlak holds a Bachelor of Science in Finance from Northern Illinois University and is a registered certified public accountant.

John M. Klepper. Mr. Klepper has served as our Vice President of Human Resources since June 2003 and Vice President of Human Resources for MSC EMS since March 2002. Previously, he held the position of Director of Corporate Human Resources of MSC from March 2000 to March 2002. Before joining MSC, Mr. Klepper was the Vice President of Human Resources for Fluid Management, Inc., a worldwide manufacturer of mixing and tinting equipment for the paint, coatings, and ink industries, since 1997.

Michael R. Wilson. On February 1, 2008, Mr. Wilson was named our Vice President of Global Operations. Prior to this appointment, Mr. Wilson worked for Ford Motor Company, an automobile manufacturer, in operations and manufacturing engineering for more than 24 years. Mr. Wilson held many operating positions for Ford in stamping and assembly and he also served as Chief Engineer, Final Assembly Engineering, and Chief Engineer, Paint Engineering, where he had global responsibility for facilities, product launch and materials development.

Matthew M. Murphy. Mr. Murphy has served as Vice President, General Manager of Asia since December 2009. Before this position, Mr. Murphy held a number of positions with MSC, including Vice President, Global Transportation Sales and Marketing from March 2008 to December 2009; Plant Manager at the MSC Walbridge Coatings facility from May 2007 to March 2008; Director of Automotive Sales and Marketing from March 2005 to May 2007; Marketing Manager of Automotive Accounts from December 2002 to March 2005; and Strategic Account Manager from April 2001 to December 2002. Prior to joining MSC, Mr. Murphy held positions in manufacturing, sales and marketing with General Motors Corporation, AlliedSignal Inc. and GW Plastics, Inc.

Item 1A. Risk Factors

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Form 10-K contains forward-looking statements, which include, without limitation, statements regarding anticipated results based on management’s plans and assumptions. We have tried, wherever possible, to identify these statements by using words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and similar words and terms in any discussion of future operating or financial performance.

Achieving future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected here. Many factors also could cause actual results to be materially different from any future results that may be expressed or implied by the forward-looking statements contained in this Form 10-K. We undertake no obligation to update forward-looking statements as a result of future events or developments.

Outlined below are some of the risks that we face that could affect the business and financial position for fiscal 2011 and beyond. However, they are not the only risks that we face. There may be other risks that are not presently known or that management currently believes are immaterial, which could also negatively affect our business or financial statements.

The recent unprecedented deterioration in the global economy, global credit markets and the financial services industry has severely and negatively affected the automotive, appliance and U.S. construction industries, our major markets, and, as a result, our business, financial position and liquidity.

The current economic and financial conditions and the resulting global recession have resulted in a severe and global tightening of credit and a liquidity crisis. As a result, nearly every major economy in the world now faces a widespread reduction of business activity, restrictive credit markets and increased unemployment.

A significant portion of our revenues come from customers in the automotive and U.S. construction industries. Purchases of new vehicles and homes are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The above-described economic conditions led to a dramatic decline in the construction markets in the United States and low consumer confidence. This resulted in decreased construction development and delayed and significantly reduced purchases of durable consumer goods, such as automobiles. Further economic decline, which results in further significant reduction in the automotive or U.S. construction industries and a continued shift away from trucks and sports utility vehicles, would have a further material adverse effect on our sales and results of operations.

Three of our four largest customers, Ford, Chrysler and General Motors, have all taken significant restructuring actions in an effort to improve profitability and remain solvent. Automakers in other world markets are also experiencing difficulties from a weakened economy, tightening credit markets and reduced demand for their products.

Severe financial difficulties, including bankruptcy, of any automotive manufacturer or significant automotive supplier could have a significant disruptive effect on the entire automotive industry, leading to supply chain disruptions and labor unrest, among other things. For example, if a parts supplier were to cease operations, it could force the automotive manufacturers to whom the supplier provides parts to shut down their operations. This, in turn, could force other suppliers, including us, to suspend production of products for these automotive manufacturers. Severe financial difficulties at any of our major suppliers could also have a material adverse effect on us if we are unable to obtain, on a timely basis, the quantity and quality of components or materials needed to produce our products.

The recent downturn in the automotive and U.S. construction industries and the business condition of our major customers has already negatively affected our revenues, profitability, operating results and cash flow. The continuation or worsening of these industry conditions would exacerbate these effects, which might make it necessary for us to take further restructuring actions and charges. If any of our automotive or construction industry customers becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected, we may incur further impairment charges and any payment we received in the preference period prior to a bankruptcy filing may be potentially recoverable from us by the bankrupt company.

Our access to credit may be limited.

Although we currently have a $7.5 million credit line, our ability to draw on that line of credit is limited by outstanding letters of credit and by a borrowing base of accounts receivable and liens on other Company assets, including inventory, equipment, real property and intellectual property. At February 28, 2010, the net amount available to us under the line of credit was $5.8 million due to borrowing base limitations. There can be no assurances that we will continue to have access to this portion or any of the credit line if our operating and financial performance do not satisfy relevant borrowing base criteria. If we do not satisfy these criteria, and if we are unable to secure necessary waivers or other amendments from the lender of the credit line, we will not have access to this credit. In addition, the lender may, at its discretion, modify the percentage used in computing the borrowing base, which may limit the amounts available for future borrowings.

Although we believe that our operating cash flow, financial assets and access to credit will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that they will do so. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could materially affect our operations and financial condition.

We are under substantial pressure from customers to reduce the prices of our products.

There is substantial and continuing pressure on automotive suppliers to reduce costs, including the costs of products we supply. Cost-cutting initiatives adopted by our larger customers generally result in increased downward pressure on pricing. Because of their purchasing size, they can influence market participants to compete on price terms. Price reductions to customers appear to have become a regular feature of our business environment.

To maintain our profit margins, we seek price reductions from our suppliers, improve production processes to increase manufacturing efficiency, update product designs to reduce costs and develop new products, the benefits of which support stable or increased prices. Our ability to pass through higher raw material costs to our customers is limited, with cost recovery often less than 100% and often on a delayed basis. We cannot assure investors that we will be able to reduce costs in an amount equal to price reductions and increases in raw material costs. If we are unable to generate sufficient cost savings in the future to offset price reductions, our gross margins may decrease and our results of operations may otherwise be adversely affected.

We face intense competition in the acoustical and coated application industries and failure to successfully compete may negatively affect our business and financial performance.

We operate in a highly competitive business environment and face intense competition from a growing number of competitors, including an increasing number of foreign-based companies that may have greater resources than us. The elements of competition include price, quality and customer service. In the past, our competitors, especially global competitors with low cost sources of supply outside the United States, have aggressively priced their products and/or introduced new products in order to increase market share. If we are unable to compete in this highly competitive environment, our business and financial performance could be negatively affected.

We rely on sales to a small number of customers. The loss of any one of them could have an adverse effect on revenues and profits.

We derive a substantial portion of our revenue from a limited number of customers (most of which are North American automobile manufacturers) and the loss of any one of them could adversely affect our operations. In fiscal 2010, our three largest customers, Ford, Chrysler, and General Motors, represented 21%, 11% and 10% of consolidated net sales, respectively. During the past several years, these customers have lost market share in the United States, primarily to Asian competitors. Although we are actively targeting these Asian competitors as potential customers, any further market share loss by these North American-based automakers could have a material adverse effect on our business. In fiscal 2010, these automakers continued with significant production cuts, which reduced the demand for our acoustical and coated products and hurt our profitability.

Three of our four largest customers all have major union contracts with the same automobile workers’ unions. Any extended work stoppage could have a material adverse effect on our operating results and financial position.

Three of our four largest customers, and many of their key suppliers, all have major union contracts with the same automobile workers unions. Some of these union contracts may expire or be subject to modification during fiscal 2011. Any extended work stoppage which may occur during these negotiations could have a material adverse effect on our operating results and financial position.

The volatility in the price and availability of raw material and other inputs used by us, particularly steel, zinc, nickel, natural gas and electricity, could adversely affect our ability to conduct business in a timely and profitable manner.

In recent years, there has been price volatility for certain readily available metals that meet the requirements of our customers. That volatility has, at times, caused us to increase prices in a competitive market and/or absorb higher costs. Our future profitability may be adversely affected to the extent we are unable to pass higher raw material costs to our customers.

We experienced volatility in the price of zinc, nickel and natural gas in all periods presented. Increases in raw material prices, such as for zinc, and prices of electricity and other energy sources adversely affect our profitability. For more information, see the discussion in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and in Note 17 of the Notes to the Consolidated Financial Statements entitled “Commodity Contracts.”

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

Management believes that our past success has been partially due to our ability to design and market new solutions to meet customer needs. However, if these new solutions are not accepted by customers, we may not be able to attract new business or maintain existing customers, which would adversely affect our business.

Our financial performance could be adversely affected by an inability to effectively execute and manage our business objectives.

The highly competitive nature of our industry requires that we effectively execute and manage our business including our operating initiatives, which aim to reduce costs and drive productivity and quality improvements. Our inability to effectively control costs and drive productivity improvements could affect our profits. In addition, our failure to provide high-quality, innovative products could adversely affect our ability to maintain or increase our sales, which could negatively affect our revenues and overall financial performance. Additionally, our growth depends on successful new product and process development. Our future results and ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets, and our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets on a timely basis.

An increase in the environmental risks, costs, recoveries and penalties associated with our past and present manufacturing operations could adversely affect our financial performance.

We are a party to various legal proceedings in connection with the remediation of certain environmental matters. We record reserves for these environmental matters using our historical experience and relevant information available from various third parties. There are a number of assumptions made in establishing these reserves including, without limitation, the estimated extent of environmental damage to any particular site, the available methods of remedy, estimated contribution of various other potentially responsible parties and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. New environmental issues or changes in the assumptions surrounding existing environmental issues could have an adverse affect on our results of operations and financial condition including potential new laws related to reducing greenhouse gasses.

Our business and future development may be adversely affected if we are unable to retain key personnel.

Our success is highly dependent upon the services of key personnel in all areas of our business including, but not limited to, senior management, sales (including people trained in our NVH sales methodology) and operations, administration and finance. The loss of the services of one or more of these people could have an adverse effect upon the business and plans for future development. In addition, we have significantly reduced management and administrative positions in recent years as a result of cost-cutting initiatives. Lack of management resources could affect our ability to operate and compete in our industry.

Our business could be negatively affected by deterioration in labor relations.

As of February 28, 2010, we had 339 full- and part-time employees, of which approximately 49% were represented by labor unions with separate collective bargaining agreements. As these agreements expire, we cannot be assured that we will be able to renew the collective bargaining agreements on the same or similar terms, or at all, which could affect our business, results of operations or financial condition. In addition, if new labor agreements are negotiated, there can be no guarantee that these will be on satisfactory terms with regard to the efficiency and productivity of the work force. Further, we cannot be assured that the Company will not be subject to work stoppages that could have a material adverse effect on its business, results of operations or financial condition.

Our ability to utilize net operating loss carryforwards may be limited.

As of February 28, 2010, we had net operating loss carryforwards (“NOLs”) of approximately $9.0 million for federal income tax purposes which will expire in 2030. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs and other tax attributes to offset taxable income if the corporation experiences a majority ownership change. In general terms, a majority ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that a majority ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years until the applicable expiration of the respective NOLs.

As of February 28, 2010, we believe that there has not been a significant change in our ownership during the prior three years, as defined in Section 382. However, there is no assurance that we will not undergo a majority ownership change in the future. In addition, because an ownership change for federal tax purposes can occur based on transactions by our existing stockholders, whether we undergo a majority ownership change may be a matter beyond our control.

A full valuation allowance for these NOLs, and other tax credits, has been established after analyzing the ability of the Company to generate sufficient taxable income to use them.

Overcapacity in the coil coating industry could negatively affect our business.

Excess capacity continues to exist in the domestic coil coating market, resulting in extreme competition in pricing, terms of sale and facility utilization. These effects related to excess capacity could negatively affect our profitability.

Shifts in supply models could adversely affect our revenue and profits.

As market conditions change, there may be shifts in the supply model for certain products. We must adapt our pricing strategy accordingly which may affect the comparability of revenues, operating margins and working capital for the fiscal years presented.

We are no longer listed on the New York Stock Exchange; our common stock is traded in the Over-The-Counter market.

The delisting of our common stock by the NYSE and the movement of trading of our common stock to over-the-counter markets could materially and adversely affect our business and the price of our common stock. It could, among other things, reduce our stockholders’ ability to buy and sell our common stock, reduce the number of investors willing to hold or acquire our common stock, or inhibit our ability to arrange financing or access the public capital markets. Any of these occurrences could negatively affect the market price of our common stock or cause the market price to become more volatile. In addition, we may experience other adverse effects including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease facilities with an aggregate of approximately 1,081,000 square feet of space. In addition to the principal physical properties we use in our manufacturing operations as summarized in the table below, we lease sales and administrative offices under operating leases.

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

We consider all of our principal facilities to be in good operating condition and sufficient to meet our near term operating requirements.

Location	Approximate Area in Square Feet	Ownership or Lease Expiration		Description
Elk Grove Village, Illinois Plant No. 2	205,000	Owner		Laminating and Coil Coating Facility, General Offices
Elk Grove Village, Illinois Plant No. 7(1)	281,000	Owner		Coil Coating Facility, Corporate and General Offices
Middletown, Ohio (Held for Sale)	171,000	Owner		Coil Coating Facility
Walbridge, Ohio	351,000	April 2012	(2)	Electrogalvanizing, Laminating and Coil Coating Facility
Canton, Michigan	57,000	Sept. 2018	(3)	NVH Testing and Development Center, General Offices
Eisenach, Germany	16,000	Owner		Stamping and NVH Testing Facility, General Offices

(1)	As of April 12, 2010, Roll Coater, Inc. has leased 209,000 square feet of production space in Plant No. 7 to store equipment they purchased for a minimum of three years. For further information, see Note 21, “Asset Sale”, in the Notes to Consolidated Financial Statements in Item 8.
(2)	At the option of the Company, this lease may be further extended in three-year increments through April 30, 2027.
(3)	At the option of the Company, this lease may also be extended in five-year increments through September 2043 and includes an option to purchase beginning in March 2015.

Item 3. Legal Proceedings

Environmental Matters

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters as detailed below. We record these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. A number of assumptions are made including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties (“PRP”) and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. We believe our range of exposure for these proceedings and known sites is $1.4 million to $3.2 million, as of February 28, 2010. We have approximately $1.4 million in our environmental reserves recorded in our consolidated balance sheet.

In 1984, MSC was named as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at a Superfund site in Gary, Indiana. The U.S. District Court for the Northern District of Indiana entered a Consent Decree between the government and certain PRPs (including MSC) on the scope of the remediation work at the site. We receive periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including MSC) to manage the remediation project. The estimated range of our remaining liability for this site was $1.0 million to $2.3 million at February 28, 2010. Remediation work is ongoing and we maintain a letter of credit for approximately $1.3 million to secure our obligation to pay our estimated share of these expenses.

In 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois Environmental Protection Agency (“ILEPA”) has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. In the third quarter of fiscal 2008, the ILEPA hosted a status meeting regarding the ongoing work at the Lake Calumet site. ILEPA counsel advised that the ILEPA would be sending a letter to all PRPs to ask them to reimburse ILEPA for its costs to remediate conditions at the site. Consequently, we increased our environmental reserve of less than $0.1 million for this site to approximately $0.2 million in fiscal 2008. In the third quarter of fiscal 2009, the Company increased its reserve for this site by approximately $0.1 million based on a revised estimate of the costs to complete the remediation. The estimate of our liability for this site was $0.3 million at February 28, 2010. In March 2010, the USEPA indicated it will make Lake Calumet a superfund site, which will provide additional federal funds for the clean-up. The Company cannot determine what effect, if any, this change in designation will have on its liability.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and a number of other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California for surface, soil and ground water contamination associated with former waste handling activities at the site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the Chatham Site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site and has approved a Remedial Action Plan for long-term remediation at the site. Remediation is expected to last well into the future. In the third quarter of fiscal 2009, the Company received a revised estimate of the costs to complete this work. The Company increased its reserve for this site by $0.1 million as of November 30, 2008, based on the new estimate to reflect our share of the increase to the estimated remediation costs. The estimate of our liability for this site was $0.2 million at February 28, 2010.

In 2002, the Company sold substantially all of the assets of its Pinole Point Steel business. In December 2004, the purchaser of the facility received a letter from the California Regional Water Quality Control Board requesting an investigation of contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation efforts may be required. MSC believes that any such contamination occurred prior to its acquiring the facility in 1997; so, the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, the Company may be required to do so. The Company is unable to estimate the potential liability, if any, in this matter due to the limited information currently available.

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

Item 4. Removed And Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.02 par value, was listed on the New York Stock Exchange (“NYSE”) under the symbol “MSC” until March 25, 2009, when it was suspended from trading on the NYSE. Our common stock was subsequently delisted from the NYSE and is currently quoted on the OTC Bulletin Board (OTCBB) under the symbol “MASC.OB.” The table below sets forth, by fiscal quarter, the high and low closing sales prices of our common stock during the past two fiscal years as reported by the NYSE and OTC Bulletin Board.

Fiscal Year	Fiscal Quarter	High	Low
2010	1st	$1.50	$0.51
	2nd	1.93	0.89
	3rd	2.21	1.60
	4th	2.25	1.65

Fiscal Year	Fiscal Quarter	High	Low
2009	1st	$8.67	$6.73
	2nd	8.20	7.21
	3rd	7.80	1.30
	4th	2.04	0.90

There were 443 stockholders of record of our common stock at the close of business on May 7, 2010.

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

Issuer Purchases of Equity Securities

On January 7, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of our common stock with no set expiration date. There were 114,081 shares remaining under this authorization as of February 28, 2010. We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2010.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements. The information set forth below does not necessarily indicate results of operations in the future. To fully understand factors that may affect the comparability of the financial data below, it should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

Selected Financial Data

Material Sciences Corporation and Subsidiaries

(Dollars and number of shares in thousands, except per share data)	Fiscal Year
	2010	2009	2008	2007	2006
Statement of Operations Data
Net Sales	$137,820	$187,026	$234,991	$262,627	$286,614
Gross Profit	16,091	11,085	24,276	41,880	50,839
Income (Loss) from Continuing Operations Before Income Taxes	(11,705)	(25,628)	(10,821)	8,705	14,221
Income (Loss) from Continuing Operations	(11,620)	(33,111)	(6,464)	6,287	7,262
Net Income (Loss)(1)	(11,620)	(33,111)	(6,464)	6,287	5,265
Diluted Net Income (Loss) from Continuing Operations Per Share	(0.89)	(2.41)	(0.45)	0.43	0.50
Diluted Net Income (Loss) Per Share	$(0.89)	$(2.41)	$(0.45)	$0.43	$0.36
Balance Sheet Data
Working Capital	$31,573	$33,176	$52,473	$56,204	$54,619
Net Property, Plant and Equipment	41,138	47,746	67,301	74,904	73,138
Total Assets	104,050	110,039	164,315	188,438	175,518
Total Long Term Liabilities	13,812	13,824	14,576	9,191	9,748
Total Debt	—	—	—	—	0
Shareowners’ Equity	62,680	74,220	115,132	127,206	122,627
Average Capital Employed(2)	$68,450	$94,676	$121,169	$124,917	$120,255
Cash Flow Data
Depreciation, Amortization and Accretion	$8,536	$10,671	$11,389	$10,919	$11,526
Net Cash Provided by (Used in) Operating Activities	2,808	(1,840)	12,907	14,538	20,276
Capital Expenditures	$1,094	$3,720	$6,694	$14,707	$8,449
Financial Ratios
Gross Profit as a % of Net Sales	11.7%	5.9%	10.3%	15.9%	17.7%
SG&A Expenses as a % of Net Sales	19.3%	18.1%	15.5%	12.8%	12.8%
Income (Loss) from Continuing Operations Before Income Taxes as a % of Net Sales	(8.5%)	(13.7%)	(4.6%)	3.3%	5.0%
Net Income (Loss) as a % of Net Sales	(8.4%)	(17.7%)	(2.8%)	2.4%	1.8%
Research and Development as a % of Net Sales	2.0%	2.4%	2.8%	2.2%	0.9%
Effective Income Tax Rate on Continuing Operations(3)	0.7%	(29.2%)	40.3%	27.8%	48.9%
Return on Average Shareowners’ Equity	(17.0%)	(35.0%)	(5.3%)	5.0%	4.4%
Return on Average Capital Employed	(17.0%)	(35.0%)	(5.3%)	5.0%	4.4%
Total Debt to Total Capital Employed	0.0%	0.0%	0.0%	0.0%	0.0%
Other Data
Per Share Information:
Book Value	$4.80	$5.41	$8.02	$8.70	$8.35
Market Price:
High	$2.25	$8.67	$13.15	$13.33	$16.30
Low	$0.51	$0.90	$5.41	$8.72	$11.21
Close	$1.91	$1.01	$7.38	$10.77	$13.01
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,049	13,716	14,358	14,622	14,690
Shareowners of Record	443	559	607	518	549
Number of Employees(4)	339	372	543	583	557
(1)	In 2009, MSC recorded a charge of $17,466 related to the valuation allowance for deferred tax assets; a charge of $8,092 related to long-lived asset impairment; a gain of $5,897 on the sale of the assets and real property located in Morrisville, Pennsylvania; and a charge of $2,206 related to forward purchase contracts for nickel and natural gas. In 2008, MSC recorded a charge of $1,319 related to goodwill impairment. In 2006, the Company recorded a loss, net of tax, on the sale of the Electronic Materials and Devices Group (“EMD”) of $139; a loss, net of tax, on discontinued operations of EMD of $1,930; income, net of tax, on the discontinued operations of Pinole Point Steel of $72; and a pretax restructuring charge of $218.
(2)	Average capital employed represents the average of the total debt and shareowners’ equity at the beginning and ending of the fiscal year.
(3)	See Note 9 of the Notes to the Consolidated Financial Statements entitled “Income Taxes.”
(4)	Represents full- and part-time employees from continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We report segment information based on how we view our business for evaluating performance and making operating decisions. For the periods discussed in this Item 7, we report results on the basis of one reportable segment. Our one segment focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions consist of layers of metal and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts; brake dampers; engine parts; appliances; heating, ventilation and air conditioning (“HVAC”); and computer disk drives. Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, gaskets, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, appliance, building and construction, lighting, and electronics markets. We use a significant level of shared assets and personnel across each of our product categories. It is common for a single customer to purchase products from several product categories.

The general state of the principal industries in which we operate presents a number of risks including the following:

•

Uncertainty of North American Automobile Industry – The three largest North American automobile manufacturers, which are also among our largest customers, continue to suffer from a depressed economic climate; strong foreign competition; downward pressure on prices; and complex, inflexible cost structures. The significant downturn in the fourth quarter of 2008 led to U.S. government intervention in the industry, including the bankruptcy and restructuring of General Motors and Chrysler. The total number of domestic- and foreign-made vehicles sold in the United States, has stabilized, but at significantly lower levels than in prior years. Recent projections of vehicle sales for calendar 2010 are approximately 11.5 million units; well below recent peak volumes. Labor costs also continue to challenge the domestic automakers. All of these factors could adversely affect our revenues and profits.

•

Soft construction conditions – The recent decline in economic activity has affected the construction market, which we supply directly through building products, and indirectly through sales of appliances and other products. Significant declines in construction starts and remodeling activity have a negative effect on our results.

•

Pricing and Availability of Materials – The pricing of materials includes the cost of steel, zinc and nickel, as well as, but not limited to, the cost of energy and petroleum-based products. The prices of these materials have risen in the past several years but have recently declined. The volatility of these prices affects our profitability, as we are not always able to efficiently pass price changes on to our customers.

•	Overcapacity – Excess capacity continues to exist in the domestic coil coating and electrogalvanizing markets resulting in extreme competition in pricing, terms of sale and facility utilization.
•

Shift in Supply Models – Our customers develop certain supply strategies, which include using vendors and channels of distribution that match their production processes. As market conditions change, shifts in the supply model for certain products may occur. We must adapt our pricing strategy accordingly, which may affect the comparability of the revenues, operating margins and working capital for the fiscal years presented.

We continue to evaluate our processes to improve operating effectiveness and better manage our production costs. We have taken a disciplined approach to evaluating and implementing quality, productivity and customer care initiatives using Six Sigma and lean manufacturing.

In April 2010, we sold a portion of our coil coating assets, including the coil coating machinery, related processing equipment, and corresponding customer base associated with our Plant #7 in Elk Grove Village, Illinois, to Roll Coater, Inc. for $10 million ($9.3 million after investment banking fees). Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million in sales of general-line coil coated products. In addition, we entered into a three-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company will record a gain on the sale of approximately $5.0 million in the first quarter of fiscal 2011, offset by shut-down and severance costs to be determined. As part of the transaction, MSC agreed that it would not develop, manufacture or sell general-line coil coating products in some North American markets for five years. MSC has committed to complete the wind- down of its Plant #7 operations no later than June 11, 2010. MSC retains the right to provide some coil coated products to specific customers. MSC also will continue to sell certain specialty products including, but not limited to, Electrobrite®, Viva-Color®, Quiet Steel®, Deco Steel®, rubber coated products, film laminated, and all automotive products made at its Plant #2 Elk Grove Village, Illinois, and Walbridge, Ohio facilities.

We determined that the Roll Coater sale was a first quarter fiscal 2011 triggering event under GAAP guidance on asset impairment. We performed an analysis comparing the carrying amount of the remaining Plant #7 assets, principally real property and building improvements, to projections of undiscounted cash flows associated with those assets. The analysis indicated the assets were impaired. Based on third-party estimates of the fair value of the assets, we will record an impairment charge of approximately $3.7 million in the first quarter of fiscal 2011.

During the fourth quarter of fiscal 2010, management implemented a restructuring plan that resulted in the elimination of production and selling, general and administrative (“SG&A”) positions. The Company recognized approximately $1.6 million in employee termination benefit and other expenses. See additional discussion in Note 19 of the Notes to the Consolidated Financial Statements entitled “Restructuring.”

During the fourth quarter of fiscal 2009, the Company sold its assets and real property in Morrisville, Pennsylvania. The sale was completed on December 1, 2008. The Company recorded total charges of approximately $2.1 million related to the sale in the third and fourth quarters of fiscal 2009, and recorded a gain on the sale of approximately $5.9 million in the fourth quarter of that year.

At the end of fiscal 2009, based on the weight of available evidence, we determined that it was more likely than not that our deferred tax assets would not be realized. Accordingly, we recorded a valuation reserve and a charge to tax expense of $17.5 million in the fourth quarter of fiscal 2009. See additional discussion in Note 9 of the Notes to the Consolidated Financial Statements entitled “Income Taxes.”

During the fourth quarter of fiscal 2009, we determined that the declines in our sales and in the demand for our products represented a triggering event under the GAAP guidance and that the carrying amount of our long-lived assets was not fully recoverable. Accordingly, we recorded an impairment charge of $7.0 million to Asset Impairment Charges in the fourth quarter of fiscal 2009. See the additional discussion in Note 20 of the Notes to the Consolidated Financial Statements entitled “Asset Impairment.”

In the fourth quarter of fiscal 2008 we performed our annual impairment test of goodwill and recorded an impairment charge of $1.3 million. The net goodwill balance was zero as of February 28, 2009 and 2010.

Results of Operations as a Percentage of Net Sales (Fiscal Years)

	2010	2009	2008
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	88.3	94.1	89.7
Gross Profit	11.7	5.9	10.3
Selling, General and Administrative Expenses	19.3	18.1	15.5
Gain on Sale of Morrisville Assets	—	(3.2)	0.0
Asset Impairment Charges	0.3	4.3	0.6
Restructuring and Other	1.2	1.3	0.0
Income (Loss) from Operations	(9.0)	(14.7)	(5.8)
Total Other (Income) Expense, Net	(0.5)	(1.0)	(1.2)
Income (Loss) from Continuing Operations Before Income Taxes	(8.5)	(13.7)	(4.6)
Provision (Benefit) for Income Taxes	(0.1)	4.0	(1.8)
Net Income (Loss)	(8.4)%	(17.7)%	(2.8)%

Results of Operations – Fiscal 2010 Compared with Fiscal 2009

($ in thousands)	2010	2009	Fav(Unfav) Variance	% Fav(Unfav) Variance
Net Sales	$137,820	$187,026	($49,206)	(26.3)%
Gross Profit	$16,091	$11,085	$5,006	45.2%
% of Net Sales	11.7%	5.9%
Selling, General and Administrative	$26,545	$33,888	$7,343	21.7%
% of Net Sales	19.3%	18.1%

Net Sales

($ in thousands)	Net Sales
Application	Fiscal 2010	Fiscal 2009	Variance $	Variance %
Acoustical	$66,873	$94,136	($27,263)	(29.0)%
Coated	70,947	92,890	(21,943)	(23.6)%
Total	$137,820	$187,026	($49,206)	(26.3)%

Sales of acoustical materials, which are primarily to automotive manufacturers, decreased to $66.9 million in fiscal 2010 from $94.1 million in fiscal 2009. Body panel and engine sales decreased primarily due to the overall softness of the U.S. auto industry. Brake sales also saw a decline from the prior fiscal year due to the current softness in the auto industry. We continue to seek new markets, both in the U.S. and abroad, for our acoustical products.

Coated materials sales, which are primarily to automotive, appliance, and building products customers decreased in fiscal 2010 to $71.0 million from $92.9 million in the prior year. The reduction was primarily due to decreases in building products, appliance/HVAC, lighting and fuel tank sales. The main reason for lower appliance/HVAC, lighting and building product sales was softness in the markets related to the specific products we make for customers. Fuel tank sales decreased principally due to lower automotive builds.

Gross Profit. Our fiscal 2010 gross profit was $16.1 million, or 11.7% of net sales, as compared to $11.1 million, or 5.9% of net sales in the prior fiscal year. The $5.0 million increase in gross profit for fiscal year 2010 is due to several factors. Sales mix and volume decreases accounted for a $5.9 million reduction in gross profit; scrap sales also declined by $4.0 million versus prior fiscal year. These reductions in gross profit were offset by reductions in overhead spending of $6.4 million, lower cost of non-conformance of $3.0 million, manufacturing performance improvements of $2.8 million, and $2.2 million of derivative income versus prior fiscal year.

SG&A Expenses. Selling, general and administrative expenses (“SG&A”) were $26.5 million, 21.7% lower than fiscal 2009’s $33.9 million. The main reasons for the improvement were decreases in headcount-related expenses resulting from the restructuring plans implemented in fiscal 2009, as well as lower spending on professional fees, and reductions in depreciation expense due to the write-down of the carrying values of corporate assets in the fourth quarter of fiscal 2009.

Total Other Income, Net. Total Other Income, Net, was $0.7 million in fiscal 2010 compared with $1.9 million in fiscal 2009. While the Company recorded a gain on the sale of marketable securities of $0.8 million in fiscal 2009; it did not have a corresponding gain or loss in fiscal 2010. Foreign transaction gain decreased $0.3 million, due to fewer transactions executed in foreign currencies and less fluctuation in currency exchange rates. Equity in Results of Joint Venture resulted in income of $0.4 million in fiscal 2010 and $0.3 million in fiscal 2009 (see Note 3 of the Notes to the Consolidated Financial Statements entitled “Joint Venture”).

Income Taxes. Our effective income tax rate was 0.7% in fiscal 2010 as compared with (29.2%) in fiscal 2009. The increase in the effective rate from the prior year is primarily due to the maintenance of a full valuation allowance against U.S. income tax benefits in 2010.

Results of Operations – Fiscal 2009 Compared with Fiscal 2008

($ in thousands)	2009	2008	Fav(Unfav) Variance	% Fav(Unfav) Variance
Net Sales	$187,026	$234,991	($47,965)	(20.4)%
Gross Profit	$11,085	$24,276	($13,191)	(54.3)%
% of Net Sales	5.9%	10.3%
Selling, General and Administrative	$33,888	$36,510	$2,622	7.2%
% of Net Sales	18.1%	15.5%

Net Sales

($ in thousands)	Net Sales
Application	Fiscal 2009	Fiscal 2008	Variance $	Variance %
Acoustical	94,136	113,212	(19,076)	(16.8)%
Coated	92,890	121,779	(28,889)	(23.7)%
Total	$187,026	$234,991	($47,965)	(20.4)%

Sales of acoustical materials, which are primarily to automotive manufacturers, decreased to $94.1 million in fiscal 2009 from $113.2 million in fiscal 2008. Body panel and engine sales decreased primarily due to the overall softness of the U.S. auto industry. Sales in the brake market during fiscal 2009 decreased mainly because of softness in the auto industry and an overall reduction in the quantity of inventory carried by our customers. Slight growth in our European brake market of approximately 5%, or an increase of $0.4 million, partially offset the weakness in the U.S. auto industry. Engine sales decreased due to a decline in consumer demand for the large vehicles in which our products are used.

Coated materials sales, which are primarily to automotive, appliance, and building products customers decreased in fiscal 2009 to $92.9 million from $121.8 million in the prior year, primarily due to a decrease in fuel tank and building product sales. Appliance/HVAC and building product sales declined primarily due to softness in the market related to the specific products we make for our customers. Fuel tank sales decreased principally due to the downturn in the auto industry.

Gross Profit. Our fiscal 2009 gross profit was $11.1 million or 5.9% of net sales, as compared with $24.3 million, or 10.3% of net sales in the prior fiscal year. The $13.2 million decrease in gross profit for fiscal year 2009 was primarily due to a $48.0 million decrease in net sales volume from the prior year. Gross profit declined by $15.9 million from the prior comparable year due to these decreases in product sales, $2.2 million of derivative charges, and $0.9 million in restructuring charges related to the sale of the Morrisville assets. These decreases were partially offset by $4.5 million improvement in total quality costs, $1.2 million in favorable operating variances and lower overhead spending and an associated 30% reduction in headcount, net of severance, and $0.1 million from our operating agreement with Hae Won.

SG&A Expenses. Selling, general and administrative expenses (“SG&A”) in fiscal 2009 were $33.9 million, 7.2% lower than the $36.5 million reported in fiscal 2008. The main reasons for the improvement were decreases in spending on professional fees, insurance, information technology, and the 30% reduction in the number of employees and associated people costs taken in September and December 2008.

Goodwill. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal 2008, after experiencing deterioration in its operating results in that period. The result of our annual goodwill impairment test was that our goodwill was impaired and we recorded a pre-tax impairment charge of $1.3 million. The Company did not perform an impairment test of goodwill in fiscal 2009 because goodwill was reduced to zero in fiscal 2008. The net goodwill balance was zero and $1.3 million, as of February 29, 2008 and February 28, 2007, respectively.

Total Other Income, Net. Total Other Income, Net, was $1.9 million in fiscal 2009 compared with $2.7 million in fiscal 2008. Gain on the sale of marketable securities increased $0.8 million in fiscal 2009. Interest Income, Net, decreased to $0.2 million in fiscal 2009 from $0.4 million in fiscal 2008 due to interest of $0.2 million received on an income tax refund in fiscal 2008. Foreign transaction gain decreased

$1.4 million due to changes in how we record our intercompany debt. In fiscal 2008, we began to recognize the foreign currency effect of our intercompany debt when our MSC Europe subsidiary began repaying intercompany debt, and recognized $1.7 million of foreign currency gain. In the first quarter of fiscal 2009, we modified the term of the intercompany debt and began recording the foreign currency translation gains in Other Comprehensive Income. The foreign transaction gain of $0.3 million in fiscal 2009 is primarily related to the intercompany debt and was recorded in the first quarter of fiscal 2009 before the debt was modified. Equity in Results of Joint Venture resulted in income of $0.3 million in both fiscal 2009 and fiscal 2008 (see Note 3 of the Notes to the Consolidated Financial Statements entitled “Joint Venture”).

Income Taxes. Our effective income tax rate for continuing operations was (29.2)% in fiscal 2009 as compared with 40.3% in fiscal 2008. The decrease in the effective rate from the prior year is primarily due to the recording of a valuation allowance of $17.5 million versus the valuation allowance of $2.3 million on our German subsidiary in fiscal 2008.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and sales of various assets. We believe that our cash on hand and availability under our credit facility will be sufficient to fund our operations and meet our working capital needs for the foreseeable future.

The ability to meet our cash flow needs depends upon a number of operational and economic factors, many of which are outside of our control. Factors that could affect the Company include the rate at which consumers continue to buy new vehicles, as well as our ability to successfully implement our restructuring plans and offset higher raw material prices. Further deterioration in North American vehicle production levels, beyond our expectations, could reduce our cash flow. In the event that we are unable to meet our cash flow needs, we would consider several options. These include cost reduction or restructuring initiatives, sales of assets, or other alternatives to enhance our financial and operating position. Should we be required to implement any of these actions to meet our cash flow needs, we believe we can do so in a reasonable time frame. However, there can be no assurances that we will be able to do so.

We generated $2.8 million of cash from operating activities in fiscal 2010. The main components of cash generated from operating activities consisted of a net loss of $11.6 million, offset by non-cash activities of $9.0 million, and a decrease in net working capital of $5.4 million, driven by a $4.9 million decrease in inventory, $2.0 million in tax refunds and an increase in accounts payable, partially offset by increased accounts receivable.

In fiscal 2010, we invested $1.1 million in capital improvement projects compared with $3.7 million and $6.7 million in fiscal 2009 and 2008, respectively. The decrease was due to a management decision to reduce capital expenditures to conserve cash. These amounts include capital improvements that were reflected in accounts payable on the Consolidated Balance Sheet at February 28, 2010 and 2009 of $0.5 million and $0.1 million respectively. Fiscal 2011 capital expenditures are projected to be approximately $2.5 million, including those amounts in accounts payable at February 28, 2010.

In September 2007, the Company invested $6.0 million in Auction-Rate Preferred Shares (“ARS”) from three different closed-end Nuveen funds. We liquidated all of the ARS investment in fiscal 2009.

In December 2008, we sold the Morrisville assets and received $5 million in cash and a note receivable for $4.1 million. In February 2009, the note was increased to $4.7 million for inventory sold to the buyer. We received $1.1 million in principal payments through February 28, 2010; reduced the note balance by $1.9 million in consideration for the transfer of all warranty liability to the buyer; and the buyer paid $1.7 million and retired the note in the first quarter of fiscal 2011. See Note 12 of the Notes to the Consolidated Financial Statements entitled “Morrisville Sale of Assets” for further discussion of the sale.

In April 2010, we sold a portion of our coil coating assets, including the coil coating machinery, related processing equipment, and corresponding customer base associated with our Plant #7 in Elk Grove Village, Illinois, to Roll Coater, Inc. for $10 million ($9.3 million after investment banking fees). Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million of general-line coil coated products. In addition, we entered into a three-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company will record a gain on the sale of approximately $5.0 million in the first quarter of fiscal 2011, offset by shut-down and severance costs to be determined. As part of the transaction, MSC agreed that it would not develop, manufacture or sell general-line coil coating products in some North American markets for five years. MSC has committed to complete the wind-down of its Plant #7 operations no later than June 11, 2010. MSC retains the right to provide some coil coated products to specific customers. MSC also will continue to sell certain specialty products including, but not limited to, Electrobrite®, Viva-Color®, Quiet Steel®, Deco Steel®, rubber coated products, film laminated, and all automotive products made at its Plant #2 Elk Grove Village, Illinois, and Walbridge, Ohio facilities.

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of February 28, 2010) or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit; a 0.25% fee on the annual unused credit line and a minimum availability covenant of $1.0 million. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other MSC assets including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit. Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at February 28, 2010, was $5.8 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could materially affect our operations and financial condition. There were no borrowings outstanding under the Line as of either February 28, 2010 or 2009. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. See Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness” for further discussion of the amendment.

On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million shares of common stock, or approximately 7% of the shares outstanding at that time.

The following table provides information about Company purchases of common stock (in thousands).

Period	Total Number of Shares Purchased	Total Cost	Total Number of Shares Purchased as Part of a Written Trading Plan(1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Board Authorization
March 1, 2007 – February 29, 2008	487	4,200	487	1,286
March 1, 2008 – February 28, 2009	470	3,200	286	817
March 1, 2009 – February 28, 2010	703	628	703	114
Total	1,660	$8,028	1,476	114
(1)	On February 4, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of March 14, 2008, the maximum dollar value of shares permitted to be purchased pursuant to the February 2008 10b5-1 plan had been purchased. On December 4, 2008, the Company entered into a written trading plan to purchase up to 868,971 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The December 2008 10b5-1 trading plan expired on December 31, 2009. As of February 28, 2010, there were 114,081 shares remaining under the January 2008 authorization.

We continually review the potential for investments in our growth markets. In addition, we also evaluate the potential value to shareowners of divesting facilities or other assets that are not performing to our expectations.

Contractual Obligations. The following table summarizes the contractual obligations we have outstanding as of February 28, 2010 (in thousands).

Contractual Obligations	Obligations Due In
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$6,651	$1,567	$2,023	$1,172	$1,889
Purchase Obligations	6,729	6,142	587	—	—
Other Long-term Liabilities(1)	13,266	1,567	3,044	2,802	5,853
Unrecognized Tax Benefits(2)	2,509	—	—	—	2,509
Total	$29,155	$9,276	$5,654	$3,974	$10,251
(1)	Other Long-term Liabilities represent the expected payments for the Company’s obligations for pension and other post-retirement benefits. See Note 7 of the Notes to the Consolidated Financial Statements for further information.
(2)	Unrecognized tax benefits consist of $2.5 million for which we are not able to reasonably estimate the timing of the potential future payments. See Note 9 of the Notes to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements as of February 28, 2010, other than the operating leases presented in the table of contractual obligations.

Inflation

We believe that general inflation has not had a significant impact on fiscal 2010, 2009 and 2008 results of operations. However, as explained below in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” we have experienced fluctuating costs for both raw materials and energy that have had an effect on our gross profit in fiscal 2010, 2009 and 2008.

Critical Accounting Policies

Our significant accounting policies are presented within the Notes to the Consolidated Financial Statements (see Note 1 of the Notes to the Consolidated Financial Statements entitled “Summary of Significant Accounting Policies”) included elsewhere in this Form 10-K. While all of the significant accounting policies affect our Consolidated Financial Statements, some of the policies may be viewed to be critical. These policies are those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments and estimates. We base these judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. The results of judgments and estimates form the basis for making judgments about our value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in preparing our Consolidated Financial Statements.

Revenue Recognition. We recognize revenue upon shipment of goods to customers, at which time title (our value-added content in the case of toll processing) and risk of loss pass to the customer. We record shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Operations. Our revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin No. 104, “Revenue Recognition.” We also record reductions to revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any differences between these estimates and our actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. We had claims reserves of $0.4 million as of February 28, 2010, including both general reserves and specifically identified reserves. A 10% increase in our manufacturing claims experience would have a negligible effect.

Allowance for Doubtful Accounts. We provide for an allowance for uncollectible accounts using both specific and general estimates. We calculate a specific reserve for disputed accounts receivable items by assessing specific receivables that are aged and evaluating the aging of the total receivable pool using both historical data and current knowledge of particular items. We calculate a general reserve for bankruptcy and insolvency by applying a fixed allowance percentage to the total receivable pool. The allowance for doubtful accounts was less than $0.1 million as of February 28, 2010, and $0.5 million as of February 28, 2009. The decrease of $0.4 million in fiscal 2010 is related to the resolution of two bankruptcies of two customers in Europe and the U.S. A 10% increase or decrease in our estimates would result in a negligible change in the allowance.

Inventory. We carry inventory at the lower of cost or market, using either the specific identification, average cost or first-in/first-out method of cost valuation. Obsolete, damaged and excessive inventories are carried at net realizable value. Historical recovery rates, current market conditions, inventory receipt date and sales plans are key factors used in assessing the net realizable value of obsolete, damaged and excess inventory. We evaluate the overheads allocated to inventory based upon factory run hours and expense costs related to abnormal under-utilization directly against income. We evaluate our ability to sell inventory and recover costs of inventory through the normal sales process and record “lower of cost or market” reserves in cases where we cannot. We evaluate these factors on an interim basis and we record adjustments as appropriate to reflect necessary write-downs. There are inherent uncertainties related to determining the recoverability of inventory that may affect our future financial statements as we re-evaluate the recoverable amounts during each interim period. We had inventory reserves of $2.5 million as of February 28, 2010, net of scrap inventory that can be sold on the secondary market.

Long-Lived Assets. Long-lived assets consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the carrying value of the long-lived assets is higher than the undiscounted cash flows related to the asset group, an impairment loss may be necessary. This loss is measured by the difference between the fair value of the assets and their carrying value. Fair value is determined based on market quotes, if available, or is based on valuation techniques, such as discounted cash flows. The valuation techniques use certain assumptions we make including, but not limited to, the estimated fair market value of assets, which are based on additional assumptions such as public market data; depreciation factors for orderly liquidation, including allowances such as dismantlement and removal; and the relationship between replacement cost (new) and market value based on the age of the assets.

During the fourth quarter of fiscal 2009, we performed an analysis of the carrying amount of our long-lived assets. This included comparing them with projections of undiscounted cash flows, using the process discussed above. The analysis indicated our long-lived assets used in domestic and foreign production were not impaired, but those used in research & development (“R&D”), as well as certain corporate assets, may be impaired. Accordingly, we engaged third-party valuation consultants to assist the Company in determining the fair value of these assets as of February 28, 2009. Based on management’s assumptions and the information provided by the consultants, we determined the fair value for substantially all individual assets, after evaluating all circumstances and aspects of applicable accounting rules and valuation methodologies. Based on the fair values we determined, we wrote-down the carrying value of the R&D and corporate assets by $7.0 million in the fourth quarter of fiscal 2009.

During fiscal 2010, we performed additional analysis comparing the carrying amount of our long-lived assets to projections of undiscounted cash flows, using the process discussed above. The analysis indicated our long-lived assets used in domestic and foreign production were not impaired, but certain R&D and corporate assets might be impaired. We engaged third-party valuation consultants to assist us in determining the fair value of these assets as of February 28, 2010. Based on the fair values we determined, the asset values were not impaired as of that date and no adjustment was required.

Income Taxes. We account for income taxes in accordance with the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement and income tax bases of assets and liabilities and tax credit and operating loss carryforwards using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The recoverability of deferred tax assets depends on our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. In the event we determine that our future taxable income will not be sufficient to utilize our deferred tax assets, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in our statement of operations. We currently do not believe that we will fully realize the benefit of our deferred tax assets in the United States, Germany and China, except for the reversal of deferred tax liabilities, and therefore we have a full valuation allowance against these deferred tax assets.

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There are inherent uncertainties related to interpreting tax regulations in the jurisdictions in which we transact business. If judgments and estimates change, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for uncertain tax positions are $2.5 million offset by deferred tax assets of $1.9 million at February 28, 2010.

Retirement Plans. The plan obligations and related assets of defined benefit retirement plans (including the non-contributory supplemental pension plans for some of our officers) and other postretirement health care plans are presented in Note 7 of the Notes to Consolidated Financial Statements entitled “Retirement and Savings Plans.” Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by using a number of assumptions, including the discount rate and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected. A one percentage point increase in the estimated discount rate would decrease the net pension expense by less than $0.1 million and decrease the estimated pension liability by $1.0 million. A one percentage point decrease in the discount rate would increase the net pension expense by $0.1 million and increase the estimated pension liability by $1.2 million. A one percentage point increase or decrease in the estimated future return on plan assets would have a $0.1 million relative effect on fiscal 2011 net pension expense. The estimated future return on plan assets for the fiscal 2011 pension benefit income calculation is 7.5%.

Environmental Reserves. We are a party to various legal proceedings in connection with the remediation of certain environmental matters. We record these environmental reserves based on historical experience and the extent of relevant information available from various third parties. A number of assumptions are made, including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. We believe our range of exposure for these proceedings and known sites is $1.4 million to $3.2 million. As of February 28, 2010, the Company has approximately $1.4 million in its environmental reserves.

Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued guidance on employers’ disclosures about postretirement benefit plan assets. The guidance requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009. The Company has adopted this guidance, which did not have a material impact on its results of operations, financial position and cash flows. The required disclosures are included in Note 7, “Retirement and Savings Plans.”

In January 2010, the FASB issued guidance on accounting for distributions to shareholders with components of stock and cash, clarifying that in calculating EPS, an entity should account for the share portion of the distribution as a stock issuance and not as a stock dividend. The guidance is effective for interim and annual periods ending on or after December 15, 2009. The Company has adopted this guidance, which did not have any effect on its results of operations, financial position and cash flows.

In January 2010, the FASB issued guidance regarding fair value: 1) adding new requirements for disclosures about transfers into and out of Levels 1 and 2 measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, and 2) clarifying existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance also required that disclosures about postretirement benefit plan assets be provided by classes of assets instead of by major categories of assets. The guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity, which will be effective for fiscal years beginning after December 15, 2010. The Company is evaluating the impact of the guidance on its results of operations, financial position and cash flow, but does not expect this will have a material effect.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally in Europe, China, Japan and Malaysia, have a joint venture in Brazil, and have a production agreement with a company in Korea, which means we are subject to potentially adverse movements in foreign currency rates. For the years ended February 28, 2010, and February 28, 2009, foreign sales were approximately 8.0% and 5.0% of consolidated net sales, respectively. Historically, the effect of movements in the exchange rates has not been material to our financial position or our results of operations. We believe the movement in foreign currency exchange rates will not have a material adverse effect on our financial statements.

We had a $10.0 million line of credit at the lender’s prime rate of interest (3.25% as of February 28, 2010) or at LIBOR plus a margin. There was no debt outstanding as of February 28, 2010, although we did have $1.3 million in outstanding letters of credit at that date. See Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness.”

In the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas which are commodities used in its manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. MSC maintains a commodity forward purchase policy which seeks to ensure that at any point in time the majority of the expected consumption over the next 12 months will be secured under a purchase contract at a pre-determined price.

In September 2009, we entered into a purchase contract to acquire zinc shot for approximately $0.5 million in the six months ending February 2010. We applied the Normal Purchase/Normal Sale election to this contract.

In November 2009, we entered into a purchase contract to acquire natural gas for approximately $0.3 million in the five months ending March 2010. We have applied the Normal Purchase/Normal Sale election to this contract.

In January 2010, we entered into a new purchase contract to acquire zinc shot for approximately $1.3 million between March 2010 and August 2010. In February 2010, we entered into a new purchase contract to acquire natural gas for approximately $0.4 million in the 10 months ending December 2010. In March 2010, we entered into a new purchase contract to acquire nickel carbonate for approximately $1.2 million between March 2010 and December 2010. We have applied the Normal Purchase/Normal Sale election to these contracts.

The table below provides information about the Company’s nickel carbonate, zinc shot and natural gas inventory. The table presents the carrying amount of these commodities as of February 28, 2010.

Carrying Amount (In Thousands)
Inventory
Nickel Carbonate	$315
Zinc Shot	267
Natural Gas	62
Total	$644

Item 8. Financial Statements and Supplementary Data

The following pages contain the Financial Statements and Supplementary Data as required by Item 8 of Part II of Form 10-K.

Note:	All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Material Sciences Corporation

Elk Grove Village, IL

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation and subsidiaries (the “Company”) as of February 28, 2010 and 2009, and the related consolidated statements of operations, changes in shareowners’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended February 28, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Material Sciences Corporation and subsidiaries as of February 28, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, IL

May 14, 2010

Consolidated Statements of Operations

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,

(In thousands, except per share data)	2010	2009	2008
Net Sales	$137,820	$187,026	$234,991
Cost of Sales	121,729	175,941	210,715
Gross Profit	16,091	11,085	24,276
Selling, General and Administrative Expenses	26,545	33,888	36,510
Gain on Sale of Morrisville Assets	—	(5,897)	—
Asset Impairment Charges	358	8,092	1,319
Restructuring and Other	1,639	2,511	—
Loss from Operations	(12,451)	(27,509)	(13,553)
Other Income, Net:
Gain on Sale of Marketable Securities	—	(841)	—
Interest and Dividend Income, Net	(215)	(248)	(421)
Equity in Results of Joint Venture	(385)	(252)	(330)
Foreign Transaction (Gain) Loss	19	(308)	(1,741)
Other, Net	(165)	(232)	(240)
Total Other Income, Net	(746)	(1,881)	(2,732)
Loss Before Provision (Benefit) for Income Taxes	(11,705)	(25,628)	(10,821)
Provision (Benefit) for Income Taxes	(85)	7,483	(4,357)
Net Loss	$(11,620)	$(33,111)	$(6,464)

Basic Net Loss Per Share	$(0.89)	$(2.41)	$(0.45)
Diluted Net Loss Per Share	$(0.89)	$(2.41)	$(0.45)
Weighted Average Number of Common Shares Outstanding Used for Basic Net Loss Per Share	13,049	13,716	14,358
Dilutive Shares	—	—	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,049	13,716	14,358
Outstanding Common Stock Options Having No Dilutive Effect	380	472	175

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

(In thousands, except share data)	February 28, 2010	February 28, 2009
Assets
Current Assets:
Cash and Cash Equivalents	$12,866	$10,664
Receivables, Less Reserves of $716 and $2,965, Respectively	22,399	13,297
Income Taxes Receivable	604	2,567
Prepaid Expenses	484	657
Inventories:
Raw Materials	7,607	11,401
Finished Goods	12,255	13,256
Assets Held for Sale	2,916	3,329
Total Current Assets	59,131	55,171
Property, Plant and Equipment:
Land and Building	40,721	40,499
Machinery and Equipment	130,787	129,301
Construction in Progress	485	210
	171,993	170,010
Accumulated Depreciation	(130,855)	(122,264)
Net Property, Plant and Equipment	41,138	47,746
Other Assets:
Notes Receivable	—	4,363
Investment in Joint Venture	3,127	2,288
Other	654	471
Total Other Assets	3,781	7,122
Total Assets	$104,050	$110,039
Liabilities
Current Liabilities:
Accounts Payable	$16,935	$10,442
Accrued Payroll Related Expenses	4,232	3,269
Accrued Expenses	6,391	8,284
Total Current Liabilities	27,558	21,995
Long-Term Liabilities:
Pension and Postretirement Liabilities	10,775	10,574
Other	3,037	3,250
Total Long-Term Liabilities	13,812	13,824
Commitments and Contingencies	—	—
Shareowners’ Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	—	—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,979,796 Shares Issued and 12,905,229 Shares Outstanding as of February 28, 2010, and 18,977,364 Shares Issued and 13,605,587 Shares Outstanding as of February 28, 2009	380	380
Additional Paid-In Capital	79,784	79,696
Treasury Stock at Cost, 6,074,567 Shares as of February 28, 2010 and 5,371,777 Shares as of February 28, 2009	(56,774)	(56,146)
Retained Earnings	43,541	55,161
Accumulated Other Comprehensive Income (Loss)	(4,251)	(4,871)
Total Shareowners’ Equity	62,680	74,220
Total Liabilities and Shareowners’ Equity	$104,050	$110,039

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,

(In thousands)	2010	2009	2008
Cash Flows From:
Operating Activities:
Net Loss	$(11,620)	$(33,111)	$(6,464)
Adjustments to Reconcile Net Loss to Net Cash Provided by
Operating Activities:
Depreciation, Amortization and Accretion	8,536	10,671	11,389
Gain on Sale of Marketable Securities	—	(841)	—
Gain on Sale of Morrisville Assets	—	(5,897)	—
Non-Cash Loss on Impairment of Fixed Assets	358	8,092	—
Non-Cash Loss on Derivative Instruments	31	2,206	—
Cash Distribution Received from Joint Venture	—	359	—
Change in Provision for Deferred Income Taxes	—	8,142	(3,799)
Compensatory Effect of Stock Plans	83	189	133
Loss on Disposal of Assets	—	421	50
Foreign Currency Transaction Gain	—	(354)	(1,741)
Goodwill Impairment	—	—	1,319
Other, Net	(450)	(252)	(329)
Changes in Assets and Liabilities:
Receivables	(7,565)	15,236	19,938
Income Taxes Receivable	1,963	1,042	(1,744)
Prepaid Expenses	177	75	435
Inventories	4,912	6,251	10,749
Accounts Payable	6,034	(11,212)	(17,099)
Accrued Expenses	(194)	(2,461)	663
Other, Net	543	(396)	(593)
Net Cash Provided by (Used in) Continuing Operations	2,808	(1,840)	12,907
Investing Activities:
Capital Expenditures	(1,094)	(3,720)	(6,694)
Proceeds from Sale of Marketable Securities	—	6,727	—
Proceeds from Sale of Morrisville Assets	—	5,000	—
Proceeds from Note Receivable	1,059	—	—
Purchases of Short-Term investment	—	—	(131,500)
Proceeds from Short-Term investment sold	—	—	125,525
Proceeds from Exclusivity Agreement	—	1,250	—
Transfer of Proceeds from Exclusivity Agreement to Escrow	—	(1,250)	—
Net Cash Provided by (Used in) Investing Activities	(35)	8,007	(12,669)
Financing Activities:
Purchase of Treasury Stock	(627)	(3,168)	(4,221)
Issuance of Common Stock	4	15	157
Excess Tax Benefits From Stock Compensation	—	—	30
Net Cash Used in Financing Activities	(623)	(3,153)	(4,034)
Effect of Exchange Rate Changes on Cash	52	(263)	42
Net Increase (Decrease) in Cash	2,202	2,751	(3,754)
Cash and Cash Equivalents at Beginning of Year	10,664	7,913	11,667
Cash and Cash Equivalents at End of Year	$12,866	$10,664	$7,913
Non-Cash Transactions:
Asset Retirement Obligation Established	$10	$9	$—
Capital Expenditures in Accounts Payable at Year End	$512	$96	$881
Note Received in Sale of Morrisville Assets	$—	$4,654	$—
Reduction of Note Receivable for Transfer of Warranty Liability	$1,862	$—	$—
Supplemental Cash Flow Disclosures:
Interest Paid	$47	$78	$146
Income Taxes Paid (Refunded)	$(1,995)	$40	$2,052

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners’ Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance as of February 28, 2007	19,030,907	$381	$79,171	$94,828	(4,415,648)	$(48,757)
FIN 48 Adjustment				(92)
Net Loss	—	—	—	(6,464)	—	—
Issuance of Common Stock	8,910	—	157	—	—	—
Compensatory Effect of Stock Plans	—	—	133	—	—	—
Purchase of Treasury Stock	—	—	—	—	(486,603)	(4,221)
Excess Tax Benefits from Stock Compensation	—	—	30	—	—	—
Balance as of February 29, 2008	19,039,817	$381	$79,491	$88,272	(4,902,251)	$(52,978)
Net Loss	—	—	—	(33,111)	—	—
Issuance of Common Stock, Net of Cancellations	(62,453)	(1)	16	—	—	—
Compensatory Effect of Stock Plans	—	—	189	—	—	—
Purchase of Treasury Stock	—	—	—	—	(469,526)	(3,168)
Balance as of February 28, 2009	18,977,364	$380	$79,696	$55,161	(5,371,777)	$(56,146)
Net Loss	—	—	—	(11,620)	—	—
Issuance of Common Stock, Net of Cancellations	2,432	—	5	—	—	—
Compensatory Effect of Stock Plans	—	—	83	—	—	—
Purchase of Treasury Stock	—	—	—	—	(702,790)	(628)
Balance as of February 28, 2010	18,979,796	$380	$79,784	$43,541	(6,074,567)	$(56,774)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29,
(In thousands)	2010	2009	2008
Net Loss	$(11,620)	$(33,111)	$(6,464)
Other Comprehensive Loss:
Foreign Currency Translation Adjustments	897	(2,385)	(265)
Retirement Liability, Net of Benefit for Income Taxes of $0, $0, and $845, Respectively	(277)	(1,996)	(1,351)
Marketable Securities, Net of Benefit for Income Taxes of $0, $297 and $0	—	(456)	(1)
Total Other Comprehensive Loss	620	(4,837)	(1,617)
Comprehensive Loss	$(11,000)	$(37,948)	$(8,081)

The accompanying notes are an integral part of these statements.

Material Sciences Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Operations

The operations of Material Sciences Corporation and its wholly owned subsidiaries (“MSC” or the “Company”) consist of providing material-based solutions for acoustical and coated applications. Principal markets include automotive, appliance, building and construction, lighting, and electronics.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts for MSC after all intercompany transactions have been eliminated. In South America, the Company owns 51% of the equity and holds 50% of the voting rights in a joint venture partnership with Tekno S.A. (“Tekno”), which manufactures and sells acoustical products. Under the terms of the Tekno agreement, significant actions require unanimous consent of all parties and, as a result, MSC does not have a controlling interest in Tekno. Accordingly, the Company accounts for Tekno under the equity method.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of these financial assets and liabilities approximate fair value due to the short maturities of these instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three or fewer months.

Accounts Receivable

Accounts receivable are recorded at their estimated fair value net of allowances for doubtful accounts, claims, discounts and other credits expected to be granted to customers. The Company provides reserves for uncollectible receivables due to customer bankruptcy, insolvency or disputes over terms and conditions. The methodology for calculating the allowance for doubtful accounts includes an assessment of specific receivables that are aged and an assessment of the aging of the total receivable pool. MSC also records reductions of revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any differences between these estimates and actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. Total accounts receivable reserves were $0.7 million and $3.0 million at February 28, 2010 and February 28, 2009, respectively. The current portion of the note receivable related to the sale of the Morrisville assets included in accounts receivable was $1.7 million at February 28, 2010 and $0.4 million at February 28, 2009.

Inventories

Inventories are stated at the lower of cost or market, using either the specific identification, average cost or first-in/first-out method of cost valuation. Due to the continuous nature of the Company’s operations, work-in-process inventories are not material. MSC holds some of its inventory at outside processors. The Company had approximately $3.6 million and $2.8 million of inventory at outside processors at February 28, 2010 and February 28, 2009, respectively.

Commodity Contracts

In the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas which are commodities used in the Company’s manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. The Company maintains a commodity forward purchase policy which seeks to ensure that at any point in time the majority of the expected consumption over the next 12 months will be secured under a purchase contract at a pre-determined price.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the carrying value of the amortizable long-lived assets is higher than the undiscounted cash flows related to the asset group, an impairment loss may be necessary. The impairment would be measured by the difference between the fair value of the assets and their carrying value. Fair value is determined based on market quotes, if available, or based on valuation techniques, such as discounted cash flows. The valuation techniques require us to make assumptions, including, but not limited to, estimated fair value of assets, which are based on additional assumptions such as public market data; depreciation factors for orderly liquidation, including allowances such as dismantlement and removal; and the relationship between replacement cost and market value based on the age of the assets.

Revenue Recognition

The Company recognizes revenue upon shipment of goods to customers, at which time title (MSC’s value-added content in the case of toll processing) and risk of loss pass to the customer. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Operations. MSC’s revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Research and Development

The Company expenses all research and development costs in the period incurred. Research and development expenses of $2.8 million, $4.5 million and $6.6 million in fiscal 2010, 2009 and 2008, respectively, are included in Selling, General and Administrative Expenses on the Consolidated Statements of Operations.

Foreign Currency

The Company’s international operations are translated into U.S. dollars using current exchange rates at the balance sheet date for assets and liabilities. A weighted average exchange rate is used to translate sales, expenses, gains and losses. The currency translation adjustments are reflected in Accumulated Other Comprehensive Income (Loss) in Shareowners’ Equity.

During fiscal 2008, MSC’s subsidiary in Germany started repaying its intercompany debt. As a result, the debt was no longer deemed permanent in nature and the Company recorded the foreign currency effect of the intercompany debt in other income during fiscal 2008. On May 22, 2008, MSC renegotiated a significant portion of its intercompany debt with its subsidiary in Germany as a long-term advance. Under the terms of this agreement, payment on this advance is not anticipated and, as a result, management views this advance as part of its permanent investment in the German subsidiary. From the date of this agreement, forward, the foreign currency effect of the intercompany debt is recorded in Other Comprehensive Income.

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. At the end of fiscal 2009, we determined that we needed to provide a valuation reserve for a substantial portion of our deferred tax assets, and recorded a $17.5 million charge to income. During fiscal 2010, we recorded an additional $4.3 million charge to income to adjust the reserve for changes in our deferred income tax assets. See Note 9 entitled “Income Taxes” for further discussion of this reserve.

Equity Plans

The Company has one active equity award plan: the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. MSC also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”), which expired on February 29, 2004. See Note 11 entitled “Equity Compensation Plans” for additional discussion regarding both plans.

The Company recorded compensation expense of $0.1 million net of related taxes, in all periods presented related to stock option grants made during the fiscal years. See Note 12 entitled “Equity and Compensation Plans” for a complete discussion of these items.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) at February 28, 2010 and February 28, 2009 are as follows:

(in thousands)	February 28, 2010	February 28, 2009
Foreign Currency Translation	$1,700	$803
Pension Liability, net of tax of $1,483 and $1,483	(3,707)	(4,379)
Other Post Retirement Liabilities, net of tax of $865 and $865	(2,244)	(1,295)
Total	$(4,251)	$(4,871)

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued guidance on employers’ disclosures about postretirement benefit plan assets. The guidance requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009. The Company has adopted this guidance, which did not have a material impact on its results of operations, financial position and cash flows. The required disclosures are included in Note 7, “Retirement and Savings Plans.”

In January 2010, the FASB issued guidance on accounting for distributions to shareholders with components of stock and cash, clarifying that in calculating EPS, an entity should account for the share portion of the distribution as a stock issuance and not as a stock dividend. The guidance is effective for interim and annual periods ending on or after December 15, 2009. The Company has adopted this guidance, which did not have any effect on its results of operations, financial position and cash flows.

In January 2010, the FASB issued guidance regarding fair value: 1) adding new requirements for disclosures about transfers into and out of Levels 1 and 2 measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, and 2) clarifying existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance also required that disclosures about postretirement benefit plan assets be provided by classes of assets instead of by major categories of assets. The guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity, which will be effective for fiscal years beginning after December 15, 2010. The Company is evaluating the impact of the guidance on its results of operations, financial position and cash flow, but does not expect this will have a material effect.

Consideration of Events Subsequent to the Date of the Consolidated Balance Sheet

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the Consolidated Balance

Sheet, including the estimates inherent in the process of preparing the consolidated financial statements. MSC does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the Consolidated Balance Sheet but arose after that date and before the consolidated financial statements are issued. For these purposes, and relating to the February 28, 2010, Consolidated Balance Sheet, the Company has evaluated events occurring after that date through the date of this report. Any significant events which occurred after February 28, 2010, and which had an effect on the February 28, 2010, consolidated financial statements are reflected in these statements or the related notes, and are identified as subsequent events.

Note 2: Short Term Investments

The Company accounts for its short-term investments at fair value. As of February 28, 2010, and February 28, 2009, the Company held no short-term investments.

Note 3: Joint Venture

In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) to manufacture and sell Quiet Steel® and disc brake noise damper material for the South American market. Tekno’s sales were $4.2 million, $4.5 million and $5.0 million in fiscal 2010, 2009 and 2008, respectively. Tekno’s income was $0.8 million, $0.5 million and $0.7 million in fiscal 2010, 2009 and 2008, respectively. MSC owns 51% of the equity interest and holds 50% of the voting interest in the joint venture.

Under the equity method, MSC includes its portion of Tekno’s results of operations in the Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was net income of $0.4 million, $0.3 million and $0.3 million in fiscal 2010, 2009 and 2008, respectively.

Note 4: Commitments and Contingencies

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters as detailed below. We record these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. A number of assumptions are made including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties (“PRP”) and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions.

In 1984, MSC was named as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at a Superfund site in Gary, Indiana. The U.S. District Court for the Northern District of Indiana entered a Consent Decree between the government and certain PRPs (including MSC) on the scope of the remediation work at the site. We receive periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including MSC) to manage the remediation project. The estimated range of our remaining liability for this site was $1.0 million to $2.3 million at February 28, 2010. Remediation work is ongoing and we maintain a letter of credit for approximately $1.3 million to secure our obligation to pay our estimated share of these expenses.

In 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois, for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its costs. The Company increased its environmental reserve of less than $0.1 million for this site by $0.2 million in fiscal 2008 based on communications with the ILEPA. In the third quarter of fiscal 2009, MSC increased its reserve for this site by an additional $0.1 million to $0.3 million based on a revised estimate of the Company’s share of the costs to complete the remediation. The estimate of the Company’s liability for this site was

$0.3 million at February 28, 2010. In March 2010, the USEPA indicated it will make Lake Calumet a superfund site, which will provide additional federal funds for the clean-up. The Company cannot determine what effect, if any, this change in designation will have on its liability.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and many other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California for surface, soil and ground water contamination associated with former waste handling activities at the site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site and has approved a Remedial Action Plan for long-term remediation at the site. Remediation is expected to last well into the future. In the third quarter of fiscal 2009, MSC received a revised estimate of the costs to complete the remediation of the site. Based on the new estimate, the Company increased its reserve for this site by $0.1 million to $0.2 million in the third quarter of fiscal 2009. The estimate of the Company’s liability for this site was $0.2 million at February 28, 2010.

In 2002, the Company sold substantially all of the assets of its Pinole Point Steel business. In December 2004, the purchaser of the facility received a letter from the California Regional Water Quality Control Board requesting an investigation of contamination of the soil and groundwater at the facility. Depending on the results of the investigation, remediation efforts may be required. MSC believes that any such contamination occurred prior to acquiring the facility in 1997; so, the sellers of the facility in the 1997 transaction are responsible for the funding of any necessary remediation. In the event that the sellers fail to fund the remediation, the Company may be required to do so. The Company is unable to estimate the potential liability, if any, in this matter due to the limited information currently available.

MSC’s environmental reserves were approximately $1.4 million and $1.6 million as of February 28, 2010 and February 28, 2009, respectively. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its results of operations, financial position or cash flows, given the reserves recorded as of February 28, 2010 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties, including, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s range of exposures. MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, was $1.4 million to $3.2 million at February 28, 2010.

MSC is also a party to various legal actions and customer disputes arising in the ordinary course of its business. These legal actions and customer disputes cover a broad variety of claims spanning MSC’s entire business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on its results of operations, financial position or cash flows.

Note 5: Indebtedness

On May 12, 2008, the Company secured a 36-month $15.0 million credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of February 28, 2010) or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit; and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other Company assets, including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit.

On May 28, 2009, the Company signed an amendment to the Line. This reduced the credit line from $15 million to $10 million, added a $1 million availability covenant that effectively lowered the borrowing capacity of $10 million to a maximum of $9 million, and added a clause that allows MSC to sell up to $5 million in assets in the future without prior approval from JPMorgan Chase Bank, N.A. The Line does not contain any financial performance covenants.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at February 28, 2010, was $5.8 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could materially affect our operations and financial condition. There were no borrowings outstanding under the Line as of either February 28, 2010 or 2009.

On April 12, 2010, the Company signed a second amendment to the Line, which reduced the credit line to $7.5 million and increased the minimum availability covenant to $2.5 million. The amendment was signed in conjunction with the sale of certain coil coating assets (see Note 21, “Asset Sale”) that had been used as collateral for the Line.

Note 6: Leases

MSC leases one manufacturing facility (Walbridge, Ohio) under a lease ending April 30, 2012, with the option to extend in three-year increments through April 30, 2027. The Company also leases its Application Research Center in Michigan under a lease ending in September 2018, with the option to extend in five-year increments through September 2043. The Company is in compliance with all the terms of these leases. Other equipment is leased under non-cancelable operating leases. The table below presents future minimum lease payments, gross of $0.3 million in future income under contractual sublease agreements.

(in thousands)
2011	$1,567
2012	1,299
2013	724
2014	633
2015	539
2016 and Thereafter	1,889
Total Minimum Lease Payments	$6,651

Total rental expense under operating leases was $1.8 million in fiscal 2010, $2.0 million in fiscal 2009 and $2.1 million in fiscal 2008.

Note 7: Retirement and Savings Plans

As of February 28, 2010, the Company had one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k): Material Sciences Corporation Savings & Investment Plan (the “SIP”). All employees of MSC can elect to participate in the SIP. Mercer Trust Company is the custodial trustee of all SIP assets, participant loans and the $0.4 million of MSC common stock in the SIP as of February 28, 2010.

Under the SIP, participants may contribute up to 85% of their annual compensation, as defined in the SIP, subject to certain Internal Revenue Code limitations. The Company may, at its discretion, make matching contributions to the SIP at varying rates by location on the first 6% of base compensation. MSC also makes an annual contribution into the SIP at varying rates by location for employees who were covered under a defined contribution pension plan in prior years. The cost of the SIP was $0.5 million in fiscal 2010, $1.2 million in fiscal 2009 and $1.4 million in fiscal 2008.

MSC had a non-contributory defined contribution pension plan that covered a majority of its employees. The defined contribution plan was frozen on June 30, 2006, and the plan assets were merged into the SIP on January 3, 2007. The Company made an annual contribution to the defined contribution plan for the amount earned by participating employees after the end of each calendar year. Since the plan was frozen in fiscal 2007, no further contributions have been made.

MSC has non-contributory defined benefit pension plans that cover some of its employees. The Company provides amounts required to meet ERISA funding requirements for these defined benefit plans. All the defined benefit plans are frozen, so no additional benefits accrue under them and there are no new participants. In addition to the benefits previously described, some former MSC officers participated in a non-contributory supplemental pension plan which is still outstanding.

The Company provides its retired employees with certain postretirement health care benefits, which MSC may periodically amend or modify. Certain employees may be eligible for these benefits if they reach normal retirement age while employed by the Company.

The following tables present a reconciliation of the change in benefit obligation, a reconciliation of the change in plan assets, a statement of the funded status of the plans, the components of net periodic benefit cost and the assumptions used in determining the plans’ funded status and periodic cost. The assumptions do not consider salary increases as the majority of plans are either frozen or do not account for salary increases in determining future benefits.

	Pension Benefits		Postretirement Benefits
(in thousands except %)	2010	2009	2010	2009
Change in Benefit Obligation:
Obligation, March 1	$13,134	$14,508	$3,860	$3,930
Service Cost Benefits Earned During the Period			100	138
Interest Cost on Benefit Obligation	813	773	273	242
Actuarial (Gain) Loss	1,454	(744)	1,188	25
Benefit Payments	(1,369)	(1,403)	(458)	(475)
Curtailments	—	—	—	—
Other Plan Changes	—	—	—	—
Obligation, February 28	$14,032	$13,134	$4,963	$3,860
Change in Plan Assets:
Plan Assets at Fair Value, March 1	$5,237	$7,669	—	$—
Actual Return on Plan Assets	2,086	(2,522)	—	—
Company Contributions	1,142	1,493	458	475
Benefit Payments	(1,369)	(1,403)	(458)	(475)
Plan Assets at Fair Value, February 28	$7,096	$5,237	$—	$—
Funded Status:
Funded Status	$(6,936)	$(7,897)	$(4,963)	$(3,860)

	Pension Benefits
	2010	2009
Plans with Accumulated Benefit Obligation in excess of Plan Assets
Accumulated Benefit Obligation	$14,032	$13,134

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost:
Service Cost Benefits Earned During the Period	$—	$—	$—	$99	$138	$104
Interest Cost on Benefit Obligation	813	773	806	273	242	134
Expected Return on Assets	(388)	(649)	(626)	—	—	(5)
Amortization of Prior Service Cost	—	—	24	—	—	—
Amortization of Net (Gain) Loss	481	293	210	186	165	20
Settlements and Curtailment	—	—	—	—	—	—
Net Periodic Benefit Cost	$906	$417	$414	$558	$545	$253

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Amounts Recognized in the Consolidated Balance Sheets
Prepaid Benefit Cost	$—	$—	$—	$—
Current Liability	(922)	(958)	(201)	(225)
Non-Current Liability	(6,014)	(6,939)	(4,761)	(3,635)
Net Amount Recognized	$(6,936)	$(7,897)	$(4,962)	$(3,860)

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Prior Service Cost (Credit)	$—	$—	$—	$—
Net (Gain) or Loss	5,190	5,915	3,108	2,106
Net Amount Recognized	$5,190	$5,915	$3,108	$2,106

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (Gain) or Loss	$(244)	$2,428	$1,188	$25
Amortization of Prior Service Cost (Credit)			—	—
Amortization of Net (Gain) or Loss	481	293	186	165
Net Amount Recognized	$(725)	$2,135	$1,002	$(140)

	2010	2009	2008
Assumptions Used in Determining the Plans’ Funded Status:
Discount Rate(1)	5.64%-5.94%	6.81%-6.86%	6.25%
Rate of Increase in Compensation Levels	N/A	N/A	N/A

	2010	2009	2008
Assumptions Used in Determining Net Periodic Benefit Cost:
Discount Rate	6.81%-6.86%	6.25%	5.75%
Expected Long-Term Rate of Return on Assets	7.50%	8.40%	8.40%

(1)	A range of rates was used in 2010 and 2009 for the different plans, depending on specific characteristics and assumptions for each plan.

MSC continues to review its postretirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated postretirement benefit obligation and net cost, MSC assumed health care cost annual increases would decline from 8% to 5% per year over the life of the obligation; however, for some benefits no trend rate is applicable. The Company’s weighted average discount rate was 6.74% as of the February 28, 2010, measurement date.

A 1% increase in assumed health care cost trend rates will raise the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million and the health care component of the accumulated postretirement benefit obligation by $0.7 million as of February 28, 2010. A 1% decrease in assumed health care cost trend rates will lower the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million and the health care component of the accumulated postretirement benefit obligation by $0.5 million as of February 28, 2010.

Plan Assets. The Company’s pension plan weighted-average asset allocations at February 28, 2010 and February 28, 2009, by asset category, were as follows:

	2010	2009
Equity Securities	67%	49%
Debt Securities	33%	51%
Total	100%	100%

The investment objective of MSC’s pension plans is to meet the current and future defined benefit payments of participants and beneficiaries of its retirement plans. The Company will invest its assets in funds with appropriate long-term goals and objectives. Individual funds included will seek to provide a long-term competitive rate of return, net of expenses, at appropriate risk levels, which over the long run is equal to or exceeds outlined benchmarks. In order to maximize diversification, the Plans will invest in portfolios within four broad asset classes: bonds, large company stocks, small company domestic stocks and foreign stocks. To provide additional diversification and further reduce the volatility of the portfolio, the Plans will divide the large and small stock domestic portions between value and growth managers.

The approach used to determine the expected long-term rate of return on plan assets assumption is based on weighting historical market index returns for various asset classes in proportion to the assets held in the Material Sciences Corporation Master Trust (“Trust”). The Trust targets an asset allocation of approximately 63% in equity securities and 37% in fixed income securities. Weighting 10-year compounded trailing returns on equity and fixed income indices in proportion to the above asset mix yields an expected long-term return of 7.5%.

In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, (collectively, the Act) were signed into law. We are currently evaluating the provisions of the Act to determine its potential impact, if any, on our health care benefit costs.

The Company determines the fair value of plan assets using observable market data obtained from independent sources when available. The Company classifies its plan assets according to the fair value hierarchy:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The table below summarizes the fair value measurements of the Trust’s assets at February 28, 2010, by asset class.

(in thousands)	Balance as of February 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & Equivalents	$35	$35	$—	$—
Mutual Funds—Equity Securities	$4,749	$4,749	—	—
Mutual Funds—Bonds	$2,312	$2,312	—	—
Total	$7,096	$7,096	$—	$—

The Company expects to contribute approximately $0.6 million to its qualified and non-qualified defined benefit pension plans in fiscal 2011. In connection with the sale of production assets to Roll Coater, MSC may be required by ERISA regulations to make accelerated contributions for the employees affected by the sale. The Company is evaluating this potential requirement, but cannot estimate the amount at this time. See Note 21 entitled “Asset Sale” for additional discussion regarding the sale. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years after that, are shown in the table below (in thousands).

Expected Benefit Payments:
2011	$1,366
2012	1,274
2013	1,279
2014	1,168
2015	1,117
2016 through 2020	4,096
Total	$10,300

MSC expects to contribute approximately $0.2 million to its postretirement benefit plans other than pensions in fiscal 2011. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five following fiscal years, are shown in the table below (in thousands).

Expected Benefit Payments:
2011	$201
2012	244
2013	247
2014	250
2015	267
2016 through 2020	1,758
Total	$2,967

Note 8: Interest Income, Net

The table presented below analyzes the components of interest (income) expense, net.

(in thousands)	2010	2009	2008
Interest Expense	$45	$68	$127
Interest Income	(260)	(316)	(548)
Interest Income, Net	$(215)	$(248)	$(421)

Note 9: Income Taxes

Loss from continuing operations before benefit for income taxes was as follows:

(in thousands)	2010	2009	2008
United States	$(10,762)	$(23,996)	$(12,117)
Foreign	(943)	(1,632)	1,296
	$(11,705)	$(25,628)	$(10,821)

The components of the provision (benefit) for income taxes and reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

(in thousands)	2010	2009	2008
Tax Provision (Benefit)
Current:
Federal	$(224)	$(707)	$(855)
State	136	36	297
Foreign	3	12	—
	(85)	(659)	(558)
Deferred:
Federal	—	7,188	(3,231)
State	—	1,130	(568)
Foreign	—	(176)	—
	—	8,142	(3,799)
Tax Provision (Benefit)	$(85)	$7,483	$(4,357)

	2010	2009	2008
Tax Rate Reconciliation
Tax Benefit at Federal Statutory Rate	$(4,097)	$(8,869)	$(3,789)
State and Local Taxes, Net of Federal Tax Benefit	(237)	(826)	(455)
Reserve Adjustment	90	98	167
Valuation Allowance	4,263	17,466	(646)
Research and Development Credit	(57)	(169)	(273)
Other, Net	(47)	(217)	639
Tax Provision (Benefit) at Effective Income Tax Rate	$(85)	$7,483	$(4,357)

Temporary differences that give rise to deferred tax assets and (liabilities) were as follows:

(in thousands)	2010	2009*
Reserves Not Deductible Until Paid	$2,767	$2,125
Employee Benefit Liabilities	6,452	5,411
Net Operating Loss and Tax Credit Carry Forwards	12,552	10,011
Property and Equipment	3,814	4,709
Other	176	273
Total Gross Deferred Tax Asset	$25,761	$22,529
Valuation Allowance	(25,761)	(22,529)
Total Deferred Tax Assets	$0	$0
*	Certain amounts included in the prior year information have been reclassified to conform to the current year’s presentation.

The Company records deferred tax assets and liabilities using enacted tax rates on the differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has set up a full valuation allowance for its deferred tax assets as of February 28, 2010, because it is more likely than not that these benefits will not be realized.

As of February 28, 2010, deferred tax assets for federal, state and foreign net operating losses and tax credit carry forwards of $8.1 million were available with an unlimited expiration date, and the remaining $4.4 million expires in varying amounts in fiscal years 2014 through 2030.

There are inherent uncertainties related to the interpretation of tax laws in the jurisdictions in which the Company transacts business. In evaluating its various tax filing positions, the company records tax benefits only if management determines that they are more likely than not to be sustained. Adjustments are made to the company’s liability for unrecognized tax benefits in the period in which an issue is settled with the respective tax authorities, the statute of limitations expires, or when new information becomes available. Adjustments to the amounts accrued may increase or decrease tax expense in any period. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Gross unrecognized tax benefits at beginning of year	$3.1	$3.4	$3.3
Increases in tax positions for prior years	0.0	0.1	0.0
Decreases in tax positions for prior years	(0.6)	(0.2)	0.0
Increases in tax positions for current year	0.0	0.0	0.6
Settlements	0.0	0.0	(0.5)
Lapse in statute of limitations	0.0	(0.2)	0.0
Gross unrecognized tax benefits at end of year	$2.5	$3.1	$3.4

Amounts accrued for tax liabilities due to the potential change in judgments and estimates are $2.5 million offset by deferred tax assets of $1.9 million at February 28, 2010; the remainder is a liability on the balance sheet as of February 28, 2010. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $1.5 million at February 28, 2010, $1.5 million at February 28, 2009 and $1.8 million at February 29, 2008.

The Company does not anticipate that the total amount of unrecognized tax benefits of $2.5 million will significantly change during the next 12 months. The period open for tax examinations varies depending on the tax jurisdiction. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2009. MSC is under audit in Germany for fiscal years 2004 through 2007. The resolution of the German tax audit is not expected to materially affect the results of operations, financial position or cash flow.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The Company recorded $0, $0.1 million and $0.2 million of interest and penalties in the fiscal 2010, 2009 and 2008 Consolidated Statement of Operations, respectively. The total accrued interest expense related to tax uncertainties recognized in the Consolidated Balance Sheets was $0.4 million at February 28, 2010, and $0.4 million at February 28, 2009.

Note 10: Significant Customers and Export Sales

Due to the concentration in the automotive industry, sales to individual automotive customers, including indirect sales, are significant. The following table shows direct sales to MSC’s significant customers as a percentage of consolidated net sales for fiscal 2010, 2009 and 2008.

	% of Consolidated Net Sales
Customer	Fiscal 2010	Fiscal 2009	Fiscal 2008
Ford	21%	16%	20%
Chrysler	11%	12%	11%
Steel Technologies Industries (formerly Mitsui Steel)	11%	11%	11%
General Motors	10%	15%	13%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of February 28, 2010 and February 28, 2009.

	% of Consolidated Gross Accounts Receivable
Customer	February 28, 2010	February 28, 2009
Ford	21%	19%
Chrysler	15%	11%
Steel Technologies Industries (formerly Mitsui Steel)	8%	10%
General Motors	8%	4%

We purchase un-processed steel from some of our automotive customers and then sell the finished, coated or laminated steel back to the same customer. For those companies, we frequently carry significant offsetting accounts payable balances. The following table contains significant accounts receivable percentages, net of any offsetting accounts payable, at the end of the last two fiscal years.

	February 28, 2010	February 28, 2009
All Automotive Customers (including Tier 1, 2 and 3 customers)	35%	43%
Steel Mill Customers	12%	23%

MSC’s domestic and foreign net sales are presented in the chart below. Of the foreign sales, no one country comprised greater than 10% of consolidated MSC net sales.

Net Sales (in thousands)	2010	2009	2008
Domestic	$126,988	$177,087	$225,677
Foreign	10,832	9,939	9,314
Total	$137,820	$187,026	$234,991

Note 11: Equity and Compensation Plans

The Company has one active equity award plan, the 1992 Plan, and one inactive equity award plan, the 2001 Directors Plan.

There are 3,262,500 shares authorized under the 1992 Plan to provide stock options and restricted stock under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire between five and ten years from the date of grant. Under the 1992 Plan, restricted stock and cash awards generally vest over three to five years from the date of grant. Some of these awards require a cash contribution from the employee. Shares of restricted stock are awarded in the name of the employee, who has all the rights of a shareowner, subject to certain restrictions or forfeitures. Restricted stock and cash awards have been issued with restrictions based upon time, Company earnings performance, or a combination of both.

There are 150,000 shares authorized under the 2001 Directors Plan. This plan consists of grants that provide for all or a portion of each non-employee director’s annual retainer—according to the non-employee director’s election to receive the annual retainer either in cash, shares of common stock, deferred stock units (which entitles the non-employee director to receive shares at a later date), or a combination thereof. The shares and deferred stock units vest in four equal installments: on the date of grant and the three, six and nine-month anniversaries of that date. Any portion that has not vested prior to the date the non-employee director leaves the board shall expire and be forfeited. The 2001 Directors Plan also consists of grants to provide for annual incentive stock options (“Incentive Options”). The Incentive Options vest one year from the date of grant and expire ten years after the date of grant. The 2001 Directors Plan expired on February 29, 2004 and no additional grants will be made under the plan. As of February 28, 2010, options for 25,958 shares were outstanding and exercisable under the 2001 Directors Plan.

The Company recorded $0.1 million, $0.1 million and $0.1 million of compensation expense, net of applicable taxes, related to stock options for each year in fiscal 2010, 2009 and 2008 Consolidated Statement of Operations. In accordance with GAAP guidance, excess tax benefits are presented as financing cash flows rather than operating cash flows. Excess tax benefits totaled $0, $0, and $30 thousand in fiscal 2010, 2009 and 2008, respectively.

Stock Option Activity

MSC did not grant stock options during fiscal 2010. The Company granted 393,793 stock options during fiscal 2009. The weighted average Black-Scholes value of each option granted was $3.14. The Company granted 20,000 stock options during the fourth quarter of fiscal 2008. The weighted average Black-Scholes value of each stock option granted is $2.58. As of February 28, 2010, there was $0.2 million of total gross compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending April 2011.

The following tables summarize stock option activity for fiscal year 2010:

	Options Outstanding
Stock Option Activity	Directors	Key Employees	Weighted Average Exercise Price	Aggregate Intrinsic Value (in $000’’)
Outstanding as of February 28, 2009	25,958	445,904	$9.23
Granted	—	—	—
Exercised	—	—	—
Canceled	—	(91,504)	$8.00
Outstanding as of February 28, 2010	25,958	354,400	$9.52	$0.00
Exercisable as of February 28, 2010	25,958	107,275	$12.35	$0
Vested or Expected to Vest as of February 28, 2010	25,958	240,838	$10.17	$0

The total intrinsic value of options exercised was $0 million, $0.1 million and $0.1 million during fiscal 2010, 2009 and 2008, respectively. Cash received from options exercised was $0 million, $0 million and $0.1 million during fiscal 2010, 2009 and 2008, respectively.

The Company has elected to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. MSC will reconsider use of this pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants in future periods have characteristics that cannot be reasonably estimated using this model. The following weighted average assumptions were used for the option grants in fiscal 2009:

Dividend Yield	0.0%
Risk-Free Interest Rate	2.73%
Expected Volatility	42.76%
Expected Life (in Years)	6.3

MSC has not paid dividends in the past. As such, the Company uses a dividend yield percentage of zero. It uses a risk-free interest rate consistent with the yield available on a U.S. Treasury Note with a term equal to the expected term of the underlying grant. The expected volatility was estimated based upon the historical volatility of the Company’s share price. The expected life was an average of the initial vesting period and the remaining life of the grants as of the end of the fiscal year. The following table shows stock options outstanding and stock options exercisable at February 28, 2010:

	Options Outstanding as of February 28, 2010			Exercisable Options as of February 28, 2010
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 8.00 - $ 9.90	255,586	7.99	$8.05	8,461	$9.46
$10.00 - $11.31	13,208	2.43	$10.45	13,208	$10.45
$12.34 - $14.05	111,564	1.37	$12.79	111,564	$12.79
$ 8.00 - $14.05	380,358	5.86	$9.52	133,233	$12.35

Restricted Stock Activity

A summary of restricted stock transactions for fiscal 2009 and 2010 was as follows:

Unvested as of February 29, 2008	66,800
Granted
Vested	—
Canceled	(66,800)
Unvested as of February 28, 2009	0
Granted	—
Vested	—
Canceled	0
Unvested as of February 28, 2010	0

The Company did not grant any shares of restricted stock during fiscal 2010. MSC canceled 66,800 and 10,400 of these shares in fiscal 2009 and fiscal 2008, respectively. All of the restricted stock grants expired as of February 28, 2009, in accordance with the terms of the grants. The shares vest by meeting certain performance measures based on earnings. MSC did not record any compensation expense related to these grants in fiscal 2010 or fiscal 2009, as it determined that the Company would not meet these performance measures.

Employee Stock Purchase Plan

MSC has an Employee Stock Purchase Plan that permits eligible employees to buy shares of common stock on the last day of two six-month purchase periods (February 28 or 29 and August 31 of each year) at 85% of the fair market value of the stock on these measurement dates. Shares of common stock sold to employees under this plan were 2,432 in fiscal 2010, 4,347 in fiscal 2009 and 2,724 in fiscal 2008. The amount the Company recorded as compensation expense related to this plan was not significant in any period presented.

Treasury Stock

In February 2006, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. All shares had been repurchased as of April 2008 at a total cost of $8.6 million. On January 7, 2008, the Board authorized the repurchase of up to 1 million additional shares of common stock, or approximately 7% of the shares outstanding at that time.

The following table provides information about Company purchases of common stock (in thousands).

Period	Total Number of Shares Purchased	Total Cost	Total Number of Shares Purchased as Part of a Written Trading Plan(1)	Maximum Number of Shares that May Yet Be Purchased
March 1, 2007 – February 29, 2008	487	$4,200	487	1,286
March 1, 2008 – February 28, 2009	470	3,200	286	817
March 1, 2009 – February 28, 2010	703	628	703	114
Total	1,660	$8,028	1,476	114
(1)	On February 4, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. As of March 14, 2008, the maximum dollar value of shares permitted to be purchased under the February 2008 10b5-1 plan had been purchased. On December 4, 2008, MSC entered into a written trading plan to purchase up to 868,971 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The December 10b5-1 trading plan expired on December 31, 2009. At February 28, 2010, there were 114,081 shares remaining under the January authorization.

Note 12: Morrisville Sale of Assets.

On December 1, 2008, the Company sold the assets and real property located in its Morrisville, Pennsylvania, facility (“Morrisville assets”) for approximately $5.0 million in cash and a promissory note for $4.1 million, for a total of $9.1 million. The note has a five-year term, carries an interest rate of 7% per annum, and is payable in 16 quarterly installments beginning December 2009. The note is secured by related production assets and guaranteed by a mortgage on the land and building assets. MSC recorded a gain of approximately $5.9 million in fiscal 2009. The Company recorded a total cost of $2.1 million, as follows (in millions):

Inventory write-down	$0.6
Impairment – software	0.5
Warranty reserve	0.3
Total charge to cost of goods sold	$1.4
Legal costs & employee termination benefit expenses charged to SG&A	0.7
Total Cost	$2.1

The warranty reserve was in addition to existing short-term product claim reserves of $1.0 million. Termination benefits of $0.3 million were paid during the fourth quarter of fiscal 2009. The remaining termination benefits of $0.1 million were paid during the first quarter of fiscal 2010.

In February 2009, the buyer purchased $0.6 million of inventory from us, in accordance with the terms of the sale. The balance of the promissory note at February 28, 2009, was increased by this amount to $4.7 million; all other terms of the note remained the same.

During the second quarter of fiscal 2010, we received a number of additional product claims. Accordingly, we recorded a charge to increase these claims reserves by $0.6 million: $0.3 million for specific product claims and $0.3 million for warranty reserves.

In August 2009, the buyer made a $1.0 million pre-payment on the note. The payment was first applied to unpaid interest, under the terms of the note, and then applied to the note principal. The term of the note was not reduced; the amount of each quarterly installment payment were reduced to reflect the lower amount owed.

In September 2009, MSC entered into an agreement under which the buyer assumed all responsibility for current and future product and warranty claims and indemnified the Company against these claims. MSC agreed to pay the buyer $1.9 million to assume this liability, with consideration in the form of an offset against the note receivable, which reduced the balance of $3.7 million to $1.8 million. Other terms of the note remain unchanged. Before the agreement was signed, we had a total $1.6 million of related product claims and warranty reserves. Because this agreement related to liabilities that existed as of our August 2009 balance sheet date, we recorded an additional charge to cost of sales of $0.3 million in the third quarter of fiscal 2009 to increase the liabilities to $1.9 million at August 31, 2009. The balance of the note was $1.7 million at February 28, 2010.

In March 2010, the buyer made their regular quarterly payment of principal and interest, reducing the balance of the note to $1.6 million. On April 30, 2010, the buyer paid $1.6 million to retire the note. Since we received this payment in April, we have reclassified the long-term portion of the note from Note Receivable in other assets to Receivables on the February 28, 2010, Balance Sheet.

Note 13: Business Segments

MSC operates in one segment based on how management views its business for evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers and other materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. MSC’s material-based solutions are designed to meet specific customer requirements for the automotive, appliance, building and construction, lighting, and electronics markets. The Company uses a significant level of shared assets and personnel across each of its product categories. It is common for a single customer to purchase products from several different product categories.

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform these coils of cold rolled steel into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are to be bonded to the cold rolled steel coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the steel and the bonding method employed. Various paints and coatings are applied by running the uncoiled steel ribbon through a paint bath and baking it onto the steel in high temperature ovens. Our proprietary Quiet Steel® is produced by bonding two metal coils together with highly engineered viscoelastic core materials. Zinc and zinc-nickel corrosion protections are applied by running the steel through metal electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge facility.

We use a significant level of shared assets, and share resources for sales, general and administrative expense, and management across each of our product categories. It is common for a single customer to purchase products from several different product categories as well as from different plants. Capital projects, whether for cost savings or generating incremental revenue, are evaluated individually based on estimated economic returns (e.g., net present value, return on investment), not based on related product line or geographic location. We use a centralized functional management structure, and share administration and production resources, to deliver individual products that, together, provide solutions to our customer base. Disaggregated financial information for individual products is largely limited to top-line revenues.

Net sales by product category, net of intercompany activity, were as follows:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
Net Sales ($ in millions)	$	%	$	%	$	%
Acoustical	66.9	49	94.1	50	113.2	48
Coated	70.9	51	92.9	50	121.8	52
Total Net Sales	$137.8	100	$187.0	100	$235.0	100

Note 14: Earnings Per Share

Below is the computation of basic and diluted earnings per share for the fiscal years ended February 29 or 28, 2010, 2009 and 2008.

(in thousands except per share amounts)	2010	2009	2008
Net Loss	$(11,620)	$(33,111)	$(6,464)
Weighted Average Number of Common Shares Outstanding Used for Basic Net Loss Per Share	13,049	13,716	14,358
Dilutive Stock Options	—	—	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	13,049	13,716	14,358
Basic Net Loss Per Share	$(0.89)	$(2.41)	$(0.45)
Diluted Net Loss Per Share	$(0.89)	$(2.41)	$(0.45)

Options to purchase 380,358 shares of common stock at a price range of $8.00-$14.05 per share were outstanding at the end of fiscal 2010. They were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 15: Selected Quarterly Results of Operations (Unaudited)

The table presented below is a summary of quarterly data for the years ended February 28, 2010 and February 28, 2009.

	2010
(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Fiscal Year
Net Sales	$31,827	$31,116	$39,126	$35,751	$137,820
Gross Profit	2,466	3,024	4,312	6,289	16,091
Loss From Operations(1)	(4,189)	(3,770)	(2,438)	(2,054)	(12,451)
Total Other Income, Net	(150)	(245)	(219)	(132)	(746)
Net Loss	$(4,057)	$(3,623)	$(1,983)	$(1,957)	$(11,620)
Basic Net Loss Per Share	$(0.30)	$(0.28)	$(0.15)	$(0.16)	$(0.89)
Diluted Net Loss Per Share	$(0.30)	$(0.28)	$(0.15)	$(0.16)	$(0.89)

	2009
(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Fiscal Year
Net Sales	$57,165	$56,793	$48,484	$24,584	$187,026
Gross Profit	6,801	6,058	654	(2,428)	11,085
Loss From Operations(2)	(3,553)	(3,304)	(7,473)	(13,179)	(27,509)
Total Other Income, Net	(645)	(1,109)	(303)	176	(1,881)
Net Loss	$(1,572)	$(1,259)	$(4,764)	$(25,516)	$(33,111)
Basic Net Loss Per Share	$(0.11)	$(0.09)	$(0.35)	$(1.87)	$(2.41)
Diluted Net Loss Per Share	$(0.11)	$(0.09)	$(0.35)	$(1.87)	$(2.41)
(1)	Loss from operations in the fourth quarter of fiscal 2010 included a charge of $1.6 million related to employee termination benefit expenses as discussed in Note 19, “Restructuring”, and a charge of $0.4 million related to additional asset value impairment as discussed in Note 16, “Assets Held for Sale.”
(2)

Loss from operations in the third quarter of fiscal 2009 included a charge of $0.6 million related to employee termination benefit expenses, as discussed in Note 19, “Restructuring.” Loss from operations in the fourth quarter of fiscal 2009 included: 1) a gain on the sale of the assets and real property located in Morrisville, Pennsylvania of $5.9 million, as discussed in Note 12, “Morrisville Sale of Assets”; 2) a charge of $7.0 million related to long-lived asset impairment as discussed in Note 19, “Restructuring”; 3) an asset impairment charge of $0.5 million related to software in connection with the sale of Morrisville, as discussed in Note 12, “Morrisville Sale of Assets”; 4) an asset impairment charge of $0.6 million related to the Middletown assets held for sale, as discussed in Note 16, “Assets Held for Sale”; and 5) a charge of $1.9 million related to employee termination benefits and other restructuring expenses, as discussed in Note 19, “Restructuring.”

Note 16: Assets Held for Sale

The Company closed its coil coating facility in Middletown, Ohio, in July 2004, and recorded a related pre-tax impairment charge of $8.0 million in the fourth quarter of fiscal 2004. Management has been considering various options for disposing this facility and related equipment, including restarting production, selling, leasing, or re-opening in a new location. During the quarter ended November 30, 2007, management committed to a plan to sell this facility and related equipment. We are engaged in an active plan to sell these assets as soon as practical. In fiscal 2008, an impairment charge of $0.1 million was recorded in Sales, General and Administrative Expenses to reduce the carrying value of these assets to their fair value less cost to sell of $3.9 million. In fiscal 2009, we recorded an additional asset impairment charge of $0.6 million to reflect the reduced market value of the land and building assets, lowering the total carrying value to $3.3 million as of February 28, 2009. In fiscal 2010, we recorded an impairment charge of $0.4 million to reflect further declines in the market value of the land and building assets. The carrying value of the assets was $2.9 million at February 28, 2010. These assets are classified as held for sale on our balance sheet as of February 28, 2010, and February 28, 2009.

Note 17: Commodity Contracts

We are exposed to certain risks related to ongoing business operations. We enter into derivative instruments with the objective of managing our financial and operational exposure arising from these risks. The primary risk managed by using derivative instruments is commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in its manufacturing processes. These agreements are intended to mitigate the market risk and volatility associated with the pricing of these commodities. MSC maintains a commodity forward purchase policy, which seeks to ensure that at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When we enter into these contracts, we apply the Normal Purchase/Normal Sale election for each of them, which excludes them from being accounted for as derivative instruments at fair value for as long as they qualify for the election.

During fiscal 2010 and fiscal 2009, we purchased nickel carbonate under two purchase contracts that we entered into in prior years. At the time we entered into the contracts, the volumes to be purchased complied with our commodity forward purchase policy. During the third quarter of fiscal 2009, lower sales resulted in a sharp decline in our need for nickel carbonate, which resulted in us being committed to purchase quantities in excess of our forecasted demand. As a result, we could not support the Normal Purchase/Normal Sale election and were required to account for these contracts at fair value. During the third quarter of fiscal 2009, we recorded a charge to cost of sales and a current liability of $0.9 million for the fair value of the contracts. During fiscal 2010, we recorded gains of $0.4 million for changes in the fair value of the nickel carbonate contracts. One contract expired in June 2009 and the other in January 2010.

In fiscal 2010, we bought natural gas under a purchase contract entered into in the third quarter of fiscal 2009. Shortly after entering into the contract, we experienced declines in sales, which reduced our projected need for natural gas to levels below the quantities we were committed to purchase. As a result, we could no longer support the Normal Purchase/Normal Sale election and were required to account for this contract at fair value. In the fourth quarter of fiscal 2009, we recorded a charge to cost of sales and a current liability of $1.3 million for the fair value of the contract, based on the difference between our contract price and quoted market prices for natural gas delivered from the same source. During fiscal 2010, we recorded expenses of $0.4 million for changes in the fair value of the natural gas contract. This contract ended on October 31, 2009.

In September 2009, we entered into a purchase contract to acquire zinc shot for approximately $0.5 million in the six months ending February 2010. We applied the Normal Purchase/Normal Sale election to this contract.

In November 2009, we entered into a purchase contract to acquire natural gas for approximately $0.3 million in the five months ending March 2010. We have applied the Normal Purchase/Normal Sale election to this contract.

In January 2010, we entered into a new purchase contract to acquire zinc shot for approximately $1.3 million between March 2010 and August 2010. In February 2010, we entered into a new purchase contract to acquire natural gas for approximately $0.4 million in the 10 months ending December 2010. In March 2010, we entered into a new purchase contract to acquire nickel carbonate for approximately $1.2 million between March 2010 and December 2010. We have applied the Normal Purchase/Normal Sale election to these contracts.

GAAP guidance on fair value measurements requires the reporting entity disclose the following information for each interim and annual period:

a.	The fair value measurements at the reporting date
b.	The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3)

At February 28, 2010, we did not have any nickel carbonate, zinc or natural gas contracts that we accounted for under the fair value guidance. The table below summarizes the fair value measurements for our nickel carbonate and natural gas contracts at February 28, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	February 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity contracts	$2,206		$2,206

The following table summarizes the loss recognized on our nondesignated derivatives in 12 months ended February 28, 2010 (in thousands):

		Amount of Loss Recognized in Earnings
Derivatives Not Designated As Hedging Instruments	Statement of Operations Line	Twelve Months Ended February 28, 2010
Commodity Contracts	Cost of Sales	$31
Total		$31

Note 18: Fair Value

The table below summarizes the fair value measurement of our long-lived assets held for sale at February 28, 2010, and associated losses for the twelve months ended February 28, 2010.

(in thousands)	Balance as of February 28, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Twelve Months Ended February 28, 2010
Long-lived Assets Held for Sale	$3,016	$—	$—	$3,016	$358

Long-lived assets held for sale consist of the real estate and production assets located in Middletown, Ohio as discussed in Note 16, “Assets Held for Sale.” The $2.9 million carrying value of the assets at

February 28, 2010, was comprised of the fair value less $0.1 million in estimated costs to sell the facility. The determination of the fair value of the assets maximized the use of available and reliable inputs observable in the marketplace. However, the fair value measurement included certain significant unobservable inputs that reflect the Company’s own judgments about the assumptions that market participants would use in pricing the assets in the marketplace. Unobservable inputs were developed based on the best information available in the circumstances. The real estate fair value was estimated by management after considering a range of possible outcomes based on recent sales of similar buildings in Middletown. Due to the lack of an established secondary market for the specific machinery and equipment and the lack of an income stream attributable to the machinery and equipment, the fair values were developed based on the estimated cost of replacing the assets, less an allowance for physical deterioration and functional and economic obsolescence.

Note 19: Restructuring

In the third quarter of fiscal 2009, and again in the fourth quarter of fiscal 2009, management executed restructuring plans that resulted in the elimination of positions in both production and SG&A. The Company recognized approximately $2.5 million in employee termination benefit and related expenses: $1.6 million for severance in the U.S., $0.2 million for retention bonuses paid to certain Morrisville employees prior to the sale of that facility, and $0.7 million in severance and other expenses associated with closing an office in Europe. Of this expense, approximately $1.8 million was paid in fiscal 2009; the rest was paid in the first half of fiscal 2010.

In the fourth quarter of fiscal 2010, management executed restructuring plans that resulted in the elimination of additional production and SG&A positions. The Company recognized approximately $1.6 million in employee termination benefit and related expenses, $1.5 million in the U.S. and $0.1 million in Europe. Of this expense, approximately $0.2 million was paid as of February 28, 2010, with the rest to be paid in fiscal 2011.

The restructuring reserve as of February 28, 2010, is presented in the chart below which includes the fiscal 2009 and 2010 restructuring plans.

(in thousands)	Severance	Other	Total
Restructuring Reserve as of February 28, 2007	$—	$35	$35
Cash Payments	—	(35)	(35)
Restructuring Reserve as of February 29, 2008	$—	$—	$—
Restructuring Reserve Recorded During Fiscal 2009	2,347	164	2,511
Cash Payments	(1,735)	(59)	(1,794)
Asset Disposals	—	(39)	(39)
Restructuring Reserve as of February 28, 2009	$612	$66	$678
Restructuring Reserve Recorded During Fiscal 2010	1,639	0	1,639
Cash Payments	(827)	(66)	(893)
Restructuring Reserve as of February 28, 2010	$1,424	$0	$1,424

Note 20: Asset Impairment

During the fourth quarter of 2009, we determined that the declines in our sales and in the demand for our products represented a triggering event under GAAP guidance for the impairment of long-lived assets and that the carrying amount of our long-lived assets may not be recoverable. Accordingly, we performed an analysis comparing the carrying amount to projections of undiscounted cash flows, using the process discussed above. This analysis indicated our long-lived assets used in domestic and foreign production were not impaired, but those used in research & development (“R&D”), as well as certain corporate assets, may be impaired. We engaged third-party valuation consultants to assist the Company in determining the fair value of these assets as of February 28, 2009. Based on that information, we wrote-down the carrying value of the R&D and corporate assets by $7.0 million in the fourth quarter of fiscal 2009. In addition, we recorded a charge of $0.6 million to write-down the carrying value of the Middletown, Ohio facility, as discussed in Note 16, “Assets Held For Sale,” and we recorded a $0.5 million charge for the write-off of software assets related to the sale of Morrisville, as discussed in Note 12, “Morrisville Sale of Assets.”

During fiscal 2010, we performed additional analysis comparing the carrying amount of our long-lived assets to projections of undiscounted cash flows, using the process discussed above. The analysis indicated our long-lived assets used in domestic and foreign production were not impaired, but certain R&D and corporate assets might be impaired. We engaged third-party valuation consultants to assist us in determining the fair value of these assets as of February 28, 2010. Based on the fair values we determined, the asset values were not impaired as of that date and no adjustment was required.

Note 21: Asset Sale

On April 12, 2010, the Company sold a portion of its coil coating assets and associated business base to Roll Coater, Inc. for $10 million ($9.3 million after investment banking fees). Roll Coater purchased the coil coating machinery, related processing equipment, and corresponding customer base associated with Material Sciences’ Plant #7 in Elk Grove Village, Illinois. Based on fiscal 2010 shipments, the associated business base includes approximately $28.6 million in sales of general-line coil coated products. In addition, MSC and Roll Coater entered into a multi-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by Material Sciences. The Company will record a gain on the sale of approximately $5.0 million in the first quarter of fiscal 2011, offset by shut-down and severance costs to be determined. Under the agreement, MSC will continue to operate the production equipment through June 11, 2010, to fulfill existing orders and wind down on-hand inventory levels.

We determined that the Roll Coater sale was a first quarter fiscal 2011 triggering event under GAAP guidance on asset impairment. We performed an analysis comparing the carrying amount of the remaining Plant #7 assets, principally real property and building improvements, to projections of undiscounted cash flows associated with those assets. The analysis indicated the assets might be impaired. Based on third-party estimates of the fair value of the assets, we will record an impairment charge of approximately $3.7 million in the first quarter of fiscal 2011.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company’s independent registered public accounting firm and the Company during the two most recent fiscal years or any subsequent interim period.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2010.

(a) Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2010 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control – Integrated Framework. The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of February 28, 2010. Based on its assessment using the criteria in the Internal Control – Integrated Framework, management believes that, as of February 28, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning executive officers is included in Part 1, Item 1 of this report under the heading “Executive Officers of the Registrant.”

Code of Ethics

We have adopted a code of ethics entitled Material Sciences Corporation Code of Business Ethics (“MSC Code of Ethics”) that applies to all of our employees, officers and directors, including our principal executive officer and principal financial and accounting officer. A copy of the MSC Code of Ethics is available on our Web site at www.matsci.com. Amendments to, or waivers from, certain provisions of the MSC Code of Ethics for executive officers and directors are disclosed on our Web site following the date of the amendment or waiver. A copy of the MSC Code of Ethics also may be requested, free of charge, by writing to us at 2200 East Pratt Boulevard, Elk Grove Village, Illinois 60007, Attn.: Corporate Secretary.

We also have adopted written charters for our Audit and Compensation, Organization and Corporate Governance Committees; and Corporate Governance Guidelines, all of which are posted on our Web site at www.matsci.com. Investors may request a free copy of the charters and guidelines from the address noted above.

Other information required by this Item is incorporated by reference to the information in the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for the Annual Meeting of Shareowners on June 24, 2010 (“Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information in the sections entitled “Executive Compensation” in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements and Schedule of the Company

a)	Financial Statements. The financial statements of the Company are filed as a part of this report.
b)	Supplemental Schedule. Schedule II, Reserve for Receivable Allowances and Inventory Reserves appears below. All other schedules have been omitted, since the required information is not significant, or included in the financial statements or the related notes or are not applicable.

Schedule II

Material Sciences Corporation and Subsidiaries

Reserve for Receivable Allowances and Inventory Reserves

		Additions
(In thousands)	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Reclassifications and Acquisitions	Deductions from Reserve	Balance at End of Year
Fiscal 2008 Receivable Allowances	$4,020	$5,913	$—	$—	$(6,225)	$3,708
Inventory Reserves	$3,204	$7,763	$—	$—	$(8,964)	$2,003
Fiscal 2009 Receivable Allowances	$3,708	$1,955	$—	$—	$(2,698)	$2,965
Inventory Reserves	$2,003	$8,252	$—	$—	$(7,392)	$2,863
Fiscal 2010 Receivable Allowances	$2,965	$3,549	$—	$—	$(5,798)	$716
Inventory Reserves	$2,863	$5,368	$—	$—	$(5,704)	$2,527

The activity in the Receivable Allowances account includes the Company’s bad debt, product claims and customer scrap allowance.

2. Exhibits

Reference is made to the Exhibit Index which begins on page 61.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Sciences Corporation

By:	/s/ CLIFFORD D. NASTAS
Clifford D. Nastas Chief Executive Officer and Director

Date: May 14, 2010

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on May 14, 2010.

/s/ CLIFFORD D. NASTAS Clifford D. Nastas	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES D. PAWLAK James D. Pawlak	Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ TERRY L. BERNANDER Terry L. Bernander	Director

/s/ FRANK L. HOHMANN III Frank L. Hohmann III	Director

/s/ SAMUEL LICAVOLI Samuel Licavoli	Director

/s/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

/s/ JOHN P. REILLY John P. Reilly	Non-Executive Chairman of the Board

/s/ DOMINICK J. SCHIANO Dominick J. Schiano	Director

Exhibit Index

Exhibit Number		Description of Exhibit
3	(a)	Registrant’s Restated Certificate of Incorporation.(4)

3	(b)	Form of Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

3	(c)	Registrant’s By-laws, as amended.(5)

4	(a)	Credit Agreement between Material Sciences Corporation and JP Morgan Chase Bank, N.A., dated April 10, 2008.(10)

4	(b)	Line of Credit Note between Material Sciences Corporation and JP Morgan Chase Bank, N.A., dated April 10, 2008.(10)

4	(c)	Continuing Security Agreement between Material Sciences Corporation and JP Morgan Chase Bank, N.A., dated April 10, 2008.(10)

4	(d)	Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(17)

4	(e)	Revolving Loan Note between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(17)

4	(f)	Pledge and Security Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(17)

4	(g)	Mortgage by the Company in favor of JPMorgan Chase Bank, N.A., dated May 12, 2008.(17)

10	(a)	Material Sciences Corporation Supplemental Pension Plan.(1)†

10	(b)	Material Sciences Corporation Employee Stock Purchase Plan.(7)†

10	(c)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)†

10	(d)	Material Sciences Corporation 1991 Stock Option Plan for Directors.(7)†

10	(e)	Material Sciences Corporation Directors Deferred Compensation Plan.(7)†

10	(f)	Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(7)†

10	(g)	Fiscal Year 2006 Long-Term Incentive Plan for Non-Employee Directors.(23)†

10	(h)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10	(i)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(7)

10	(j)	Second Amendment to Lease and Agreement dated as of April 23, 2007, by and between Corporate Property Associates and Corporate Property Associates 4 as successor by merger with Corporate Property Associates 2 and MSC Engineered Materials and Solutions Group, Inc.(20)

10	(k)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(7)

10	(l)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(7)

10	(m)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(7)†

Exhibit Number		Description of Exhibit
10	(n)	Amendment to the Supplemental Employee Retirement Plan.(6)†

10	(o)	Material Sciences Corporation Supplemental Retirement Plan.(9)†

10	(p)	Form of 2005 Long-Term Incentive Plan Award Agreement for Fiscal 2006.(12)†

10	(q)	Form of Severance and Change in Control Agreement for Executive Officers of Material Sciences Corporation dated July 1, 2007 for Messrs. Nastas, Pawlak, Klepper, Rogowski, Murphy, and Wilson.(11)†

10	(r)	Form of Non-Qualified Stock Option Agreement for options granted on or after April 11, 2008, under Material Sciences Corporation’s 1992 Omnibus Stock Awards Plan for Key Employees.(14)†

10	(s)	Material Sciences Corporation Fiscal Year 2009 Incentive Plan.(19)†

10	(t)	Material Sciences Corporation 2007 Incentive Plan.†(15)

10	(u)	Form of Material Sciences Corporation Restricted Stock Award Agreement for awards granted on or after June 21, 2006 under the 1992 Omnibus Stock Awards Plan for Key Employees.†(16)

10	(v)	Form of Material Sciences Corporation Non-Qualified Stock Option Agreement for options granted on or after June 21, 2006, and before April 11, 2008, under the Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.†(16)

10	(w)	Employment agreement dated June 12, 2008, between Matthew M. Murphy and the Company regarding the assignment of Mr. Murphy to the role of Vice President – China Sales & Marketing based in Shanghai, China.†(20)

10	(x)	Asset Purchase Agreement dated as of October 30, 2008, by and among MSC Pre Finish Metals (MV) Inc., Material Sciences Corporation, Brightsmith, LLC, Theodorus A. Bus and James P. Bus relating to the Morrisville, PA facility.(18).

10	(y)	Real Estate Purchase Agreement dated as of October 30, 2008, by and among MSC Pre Finish Metals (MV) Inc., Material Sciences Corporation, K. Matkem of Morrisville, LP, Theodorus A. Bus and James P. Bus relating to the Morrisville, PA facility.(18)

10	(z)	Material Sciences Corporation 2007 Employee Stock Purchase Plan.(15)†

10	(aa)	Asset Purchase Agreement by and among Material Sciences Corporation, MSC Pre Finish Metals (EGV), Inc. and Roll Coater, Inc. dated as of April 12, 2010.(21)

10	(bb)	First Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 28, 2009.(22)

10	(cc)	Second Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated April 15, 2010.**

21		Subsidiaries of the Registrant.**

23		Consent of Deloitte & Touche LLP.**

31.1		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer.**

31.2		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer.**

32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

**	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 20, 1996 (File No. 1-8803).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) which was filed on November 6, 1996.
(4)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Quarter Ended August 31, 1997 (File No. 1-8803).
(5)	Incorporated by reference to the Registrant’s Form 10-Q filed on January 9, 2008 (File No. 1-8803).
(6)	Incorporated by reference to the Registrants’ Form 10-Q Quarterly Report for the Period Ended May 31, 1998 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2002 (File No. 1-8803).
(9)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on April 15, 2008 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on June 3, 2007 (File No. 1-8803).
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on August 23, 2005 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on January 5, 2006 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on April 14, 2008 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Schedule 14A filed on May 29, 2007
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on June 26, 2006 (File No. 1-8803).
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on May 16, 2008 (File No. 1-8803).
(18)	Incorporated by reference to the Registrant’s Form 10-Q filed on January 9, 2009 (File No. 1-8803). The Company will furnish to the Securities and Exchange Commission a copy of any of the omitted schedules or exhibits upon request.
(19)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 29, 2008 (file No. 1-8803).
(20)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2009 (file No. 1-8803).
(21)	Incorporated by reference to the Registrant’s Form 8-K filed on April 12, 2010 (File No. 1-8803).
(22)	Incorporated by reference to the Registrant’s Form 10-Q filed on July 10, 2009 (File No. 1-8803).
(23)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2005 (File No. 1-8803).