Form 10-Q
period 2010-05-31
MATERIAL SCIENCES CORP
filed 2010-07-09
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, there were 12,905,229 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands, except per share data)	2010	2009

Net Sales	$42,467	$31,827
Cost of Sales	32,984	29,361

Gross Profit	9,483	2,466
Selling, General and Administrative Expenses	5,286	6,655
Asset Impairments	3,720	—
Gain on Sale of Assets	(4,727)	—
Restructuring	1,145	—

Income (Loss) from Operations	4,059	(4,189)

Other Income, Net:
Interest Income, Net	(25)	(71)
Equity in Results of Joint Venture	(106)	(36)
Other, Net	(119)	(43)

Total Other Income, Net	(250)	(150)

Income (Loss) Before Income Taxes	4,309	(4,039)
Provision for Income Taxes	302	18

Net Income (Loss)	$4,007	$(4,057)

Basic Net Income (Loss) Per Share	$0.31	$(0.30)

Diluted Net Income (Loss) Per Share	$0.31	$(0.30)

Weighted Average Number of Common Shares Outstanding
Used for Basic Net Income (Loss) Per Share	12,905	13,339
Dilutive Shares	—	—

Weighted Average Number of Common Shares Outstanding
Plus Dilutive Shares	12,905	13,339

Outstanding Equity Awards Having No Dilutive Effect	475	472

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	May 31, 2010	February 28, 2010

Assets:
Current Assets:
Cash and Cash Equivalents	$26,114	$12,866
Receivables, Less Reserves of $701 and $716, Respectively	22,842	22,399
Income Taxes Receivable	41	604
Prepaid Expenses	1,164	484
Inventories	19,723	19,862
Assets Held for Sale	2,916	2,916

Total Current Assets	72,800	59,131

Property, Plant and Equipment	115,992	171,993
Accumulated Depreciation	(84,958)	(130,855)

Net Property, Plant and Equipment	31,034	41,138

Other Assets:
Investment in Joint Venture	3,407	3,127
Other	638	654

Total Other Assets	4,045	3,781

Total Assets	$107,879	$104,050

Liabilities:
Current Liabilities:
Accounts Payable	$17,055	$16,935
Accrued Payroll Related Expenses	4,733	4,232
Accrued Expenses	6,136	6,391

Total Current Liabilities	27,924	27,558

Long-Term Liabilities:
Pension and Postretirement Liabilities	10,457	10,775
Other	3,048	3,037

Total Long-Term Liabilities	13,505	13,812

Commitments and Contingencies	—	—

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	380	380
Additional Paid-In Capital	79,835	79,784
Treasury Stock at Cost	(56,774)	(56,774)
Retained Earnings	47,548	43,541
Accumulated Other Comprehensive Income	(4,539)	(4,251)

Total Shareowners’ Equity	66,450	62,680

Total Liabilities and Shareowners’ Equity	$107,879	$104,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	2010	2009

Cash Flows From:
Operating Activities:
Net Income (Loss)	$4,007	$(4,057)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Gain on Sale of Fixed Assets	(4,727)	—
Loss on Impairment of Fixed Assets	3,720	—
Depreciation, Amortization and Accretion	1,915	2,237
Change in Provision for Deferred Income Taxes	(10)	—
Compensatory Effect of Stock Plans	51	68
Gain on Derivative Instruments	—	(107)
Other, Net	(395)	(36)
Changes in Assets and Liabilities:
Receivables	(2,358)	822
Income Taxes Receivable	563	1,866
Prepaid Expenses	(685)	(732)
Inventories	(86)	4,128
Accounts Payable	679	3,596
Accrued Expenses	363	(1,316)
Other, Net	(164)	(115)

Net Cash Provided by Operating Activities	2,873	6,354

Investing Activities:
Capital Expenditures	(545)	(345)
Proceeds from Sale of Assets	9,250	—
Proceeds from Note Receivable	1,732	—

Net Cash Provided by (Used in) Investing Activities	10,437	(345)

Financing Activities:
Purchases of Treasury Stock	—	(374)

Net Cash Used in Financing Activities	—	(374)

Effect of Exchange Rate Changes on Cash	(62)	53

Net Increase in Cash	13,248	5,688
Cash and Cash Equivalents at Beginning of Period	12,866	10,664

Cash and Cash Equivalents at End of Period	$26,114	$16,352

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$45	$84

Supplemental Cash Flow Disclosures:
Interest Paid	$9	$15
Income Taxes Paid (Received)	$(268)	$46

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The data as of May 31, 2010, and for the three months ended May 31, 2010 and 2009, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation and Subsidiaries (the “Company,” “we,” “our,” “us” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2010, for the fiscal year ended February 28, 2010 (“fiscal 2010”).

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $106,000 for the three months ended May 31, 2010, compared with income of $36,000 for the same period in 2009.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10 million Shares Authorized; 1 million Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,989,796 Shares Issued and 12,905,229 Shares Outstanding as of May 31, 2010, and 18,979,796 Shares Issued and 12,905,229 Shares Outstanding as of February 28, 2010.

(4)	Treasury Stock. On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company did not repurchase any shares during the three months ended May 31, 2010. The Company repurchased 460,894 shares under the January 2008 authorization during the three months ended May 31, 2009. At May 31, 2010, there were 114,081 shares available for purchase under the January 2008 authorization.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2010	6,074,567	$56,774	$9.35
Repurchases During the Three Months Ended May 31, 2010	—	—	—

Treasury Stock as of May 31, 2010	6,074,567	$56,774	$9.35

(5)	Commodity Contracts. We are exposed to certain risks related to ongoing business operations. We enter into derivative instruments with the objective of managing our financial and operational exposure arising from these risks. The primary risk managed by using derivative instruments is commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in its manufacturing processes. These agreements are intended to mitigate the market risk and volatility associated with the pricing of these commodities. MSC maintains a commodity forward purchase policy which seeks to ensure that, at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When we enter into these contracts, we apply the Normal Purchase/Normal Sale election, which excludes the contracts from being accounted for as derivative instruments at fair value for as long as they qualify for the election.

At May 31, 2010, we did not have any nickel carbonate, zinc or natural gas contracts that we accounted for at fair value. At May 31, 2009, we had contracts for nickel carbonate, and natural gas which we accounted for at fair value. The table below summarizes the fair value measurements for those contracts at May 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Line	May 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	Accrued Expenses	$1,348	—	$1,348	—

The Company did not recognize any gain or loss on derivatives in the three months ended May 31, 2010. The following table summarizes the gain recognized on our nondesignated derivatives in the three months ended May 31, 2009 (in thousands):

Derivatives Not Designated As Hedging Instruments	Statement of Operations Line	Amount of Gain Recognized in Earnings
Commodity Contracts	Cost of Sales	$107

Total		$107

(6)	Fair Value Measurements. The table below summarizes the fair value measurement of our long-lived assets held for sale at May 31, 2010, and associated losses for the three months ended May 31, 2010.

(in thousands)	Balance as of May 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Three Months Ended May 31, 2010
Long-lived Assets Held for Sale	$3,016	$—	$—	$3,016	$0

Long-lived assets held for sale consist of the real estate and production assets located in Middletown, Ohio as discussed in Note 18, “Assets Held for Sale.” The $2.9 million carrying value of the assets at May 31, 2010, was comprised of the fair value less $0.1 million in estimated costs to sell the facility. The determination of the fair value of the assets maximized the use of available and reliable inputs observable in the marketplace. However, the fair value measurement included certain significant unobservable inputs that reflect the Company’s own judgments about the assumptions that market participants would use in pricing the assets in the marketplace. Unobservable inputs were developed based on the best information available in the circumstances. The real estate fair value was estimated by management after considering a range of possible outcomes based on recent sales of similar buildings in Middletown. Due to the lack of an established secondary market for the specific machinery and equipment and the lack of an income stream attributable to the machinery and equipment, the fair values were developed based on the estimated cost of replacing the assets, less an allowance for physical deterioration and functional and economic obsolescence. On June 24, 2010, MSC sold the long-lived assets to NCI Group for $4.9 million. The Company expects to record a gain on the sale of approximately $2.0 million in the second quarter of fiscal 2011.

(7)	Comprehensive Income (Loss)

(in thousands)

	Three Months Ended May 31,
	2010	2009
Net Income (Loss)	$4,007	$(4,057)
Other Comprehensive Income (Loss):
Pension/Postretirement Adjustments, Net of Provision for Income Taxes of $10, and $0, Respectively	149	160
Foreign Currency Translation Adjustments	(437)	776

Comprehensive Income (Loss)	$3,719	$(3,121)

(8)	Indebtedness. The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of May 31, 2010) or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at May 31, 2010, was $3.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could materially affect our operations and financial condition. There were no borrowings outstanding under the Line as of either May 31, 2010, or February 28, 2010, nor were any amounts borrowed during either the three months ended May 31, 2010, or May 31, 2009.

(9)	Inventory. Inventories consisted of the following:

(in thousands)

	May 31, 2010	February 28, 2010
Raw Materials	$7,612	$7,607
Finished Goods	12,111	12,255

Total Inventories	$19,723	$19,862

(10)	Significant Customers. Due to the concentration in the automotive industry, management believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three months ended May 31, 2010 and 2009.

	% of Consolidated Net Sales for the Three Months Ended May 31,
Customer	2010	2009
Ford	18%	18%
Chrysler	16%	9%
US Steel	12%	6%
General Motors	6%	12%
Steel Technologies (formerly Mitsui Steel)	5%	13%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of May 31, 2010, and February 28, 2010.

	% of Consolidated Gross Accounts Receivable
Customer	May 31, 2010	February 28, 2010
US Steel	18%	8%
Chrysler	16%	15%
Ford	14%	21%
General Motors	6%	8%
Steel Technologies (formerly Mitsui Steel)	4%	8%

Net sales of our domestic and foreign units are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

(in thousands)	Three Months Ended May 31,
	2010	2009
Domestic Net Sales	$39,485	$29,540
Foreign Net Sales	2,982	2,287

Total Net Sales	$42,467	$31,827

Domestic Net Sales includes sales originated by our domestic subsidiaries and shipped to customers located in Asia of $0.7 million for the three months ended May 31, 2010, and $0.4 million for the comparable prior-year period.

(11)	Interest Income, Net. The table presented below analyzes the components of Interest (Income) Expense, Net.

(in thousands)	Three Months Ended May 31,
	2010	2009
Interest Expense	$9	$14
Interest Income	(34)	(85)

Interest Income, Net	$(25)	$(71)

(12)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required. This includes considering available evidence, such as, historical and projected taxable income and tax planning strategies that are both prudent and feasible. After analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets, the Company has established a valuation allowance on its US, German and China deferred tax assets as of February 28, 2010. During the three months ended May 31, 2010, the Company recorded a decrease in the valuation allowances of approximately $1.6 million relating to the tax effects of the income generated during the first quarter of fiscal 2011. There were no other material changes to the Company’s valuation allowances during the three months ended May 31, 2010.

There was no change in the Company’s unrecognized tax benefits during the three months ended May 31, 2010. The Company does not anticipate that the total amount of unrecognized tax benefits of $2.5 million at May 31, 2010, will significantly change during the next 12 months.

For the three months ended May 31, 2010, the Company’s effective income tax provision rate for continuing operations was an expense of 7.0%, compared with an expense of 0.4% in the same period last year. The effective tax rate is lower than the statutory rate due to the recognition of tax benefits from U.S. net operating loss carryforwards realized as a result of current year income. The tax for the three months ended May 31, 2010, includes the current tax resulting from the sale of the coil coating assets in Elk Grove Village. See Note 22, “Asset Sale,” for further discussion of the sale.

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

	Pension Benefits		Other Benefits
(in thousands)	Three Months Ended May 31,
	2010	2009	2010	2009
Service Cost	$—	$—	$30	$21
Interest Cost	170	204	71	63
Expected Return on Plan Assets	(134)	(97)	—	—
Amortization of Net Loss	98	119	61	40

Total Net Periodic Benefit Cost	$134	$226	$162	$124

MSC previously disclosed in the notes to its financial statements for the year ended February 28, 2010, that it expected to contribute $0.6 million toward its qualified and nonqualified defined benefit pension plans and $0.2 million toward its other post-retirement benefit plans other than pension plans in fiscal 2011. As of May 31, 2010, $0.4 million of contributions/payments have been made toward the pension plans and $0.1 million of net contributions/payments have been made to the other post-retirement plans. In connection with the sale of production assets to Roll Coater, MSC may be required by Employee Retirement Income Security Act of 1974 (“ERISA”) regulations to make accelerated contributions for the employees affected by the sale. The Company is evaluating this potential requirement, but cannot estimate the amount at this time.

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

The Company also has one inactive equity award plan: The Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 25,958 stock options outstanding and exercisable under this plan at May 31, 2010.

In March 2010, the Company granted 200,000 stock options. The weighted average Black-Scholes value of each option granted was $0.93. In May 2010, MSC issued 10,000 shares of restricted stock. These shares will vest over three years. No option or equity awards were granted during the three months ended May 31, 2009.

The Company recorded $48,000 of compensation expense, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the three months ended May 31, 2010. This covered stock options that were granted in June 2006, February 2008 and April 2008 and the restricted shares awarded in May 2010. The Company recorded $42,000 of compensation expense, net of applicable taxes, in the three months ended May 31, 2009.

(15)	Segments. MSC operates in one segment based on how management views its business for evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers and other materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and electro-galvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. MSC’s material-based solutions are designed to meet specific customer requirements for the automotive, appliance, building and construction, lighting, and electronics markets.

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

	For the three months ended May 31,
	2010		2009
Net Sales ($ in millions)	$	%	$	%
Acoustical	21.4	50	15.2	48
Coated	21.1	50	16.6	52

Total Net Sales	$42.5	100%	$31.8	100%

(16)	Recent Accounting Pronouncements. In January 2010, the FASB issued guidance regarding fair value: 1) adding new requirements for disclosures about transfers into and out of Levels 1 and 2 measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, and 2) clarifying existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance also required that disclosures about postretirement benefit plan assets be provided by classes of assets instead of by major categories of assets. The guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity, which will be effective for fiscal years beginning after December 15, 2010. The Company has adopted this guidance, which did not have a material impact on its results of operations, financial position and cash flow.

(17)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a Superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at this site.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. The estimated range of the Company’s remaining liability for this site is $1.0 million to $2.3 million at May 31, 2010. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.3 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site. The amount of the Company’s liability recorded for this site is $1.0 million at May 31, 2010.

In 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois, for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. The amount of the Company’s liability recorded for this site is $0.3 million at May 31, 2010. In March 2010, the USEPA indicated it will make Lake Calumet a superfund site, which will provide additional federal funds for the clean-up. The Company cannot determine what effect, if any, this change in designation will have on its liability.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and numerous other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California for surface, soil and ground water contamination associated with former waste handling activities at the Chatham Site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the Chatham Site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site. It has approved a Remedial Action Plan and remediation is expected to last well into the future. The amount of the Company’s liability recorded for this site is $0.1 million at May 31, 2010.

The Company’s environmental reserves were approximately $1.4 million as of May 31, 2010, and February 28, 2010. Management does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, given the reserves recorded as of May 31, 2010 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties. These include, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s range of exposures. MSC believes its reasonably possible range of exposure for all known sites, based on allocations of the liability among PRPs and the most recent estimate of remedial work, is $1.4 million to $3.2 million at May 31, 2010.

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

(18)	Assets Held for Sale. The Company closed its coil coating facility in Middletown, Ohio, in July 2004. In fiscal 2010, we recorded an asset impairment charge of $0.4 million to reflect a decline in the market value of the land and building assets. The carrying value of these assets at May 31, 2010, was $2.9 million. On June 24, 2010, MSC sold the facility to NCI Group for $4.9 million. The Company expects to record a gain on the sale of approximately $2.0 million in the second quarter of fiscal 2011.

(19)	Restructuring. In fiscal 2009, management executed restructuring plans that eliminated positions in both production and Selling, General & Administrative Expenses (“SG&A”). The Company recognized approximately $2.5 million in employee termination benefit and related expenses in the U.S. and Europe. Of this expense, approximately $1.8 million was paid in fiscal 2009, an additional $0.5 million was paid in the first quarter of fiscal 2010; and $0.2 million was paid in the second quarter of fiscal 2010.

In the fourth quarter of fiscal 2010, management executed restructuring plans that eliminated additional production and SG&A positions. The Company recognized approximately $1.6 million in employee termination benefit and related expenses; $1.5 million in the U.S. and $0.1 million in Europe. Of this expense, approximately $0.2 million was paid as of February 28, 2010, $0.9 million was paid in the first quarter of fiscal 2011, and the remainder is expected to be paid in fiscal 2011.

In the first quarter of fiscal 2011, the Company executed a restructuring plan in conjunction with the sale of certain coil-coating assets located in Elk Grove Village. See Note 22, “Asset Sale”, for additional discussion of the sale. The plan included eliminating positions in production and SG&A departments. The Company recognized approximately $1.1 million in employee termination benefit and related expenses, all of which is expected to be paid during the remainder of fiscal 2011.

The year-to-date activity in the restructuring reserve is presented in the chart below.

(in thousands)
Restructuring Reserve as of February 28, 2010	$1,424
Restructuring Expenses Recorded During Fiscal 2011	1,145
Cash Payments and Other Adjustments	(850)

Restructuring Reserve as of May 31, 2010	$1,719

(20)	Asset Impairment. During fiscal 2010, we performed an analysis comparing the carrying amount of our long-lived assets to projections of undiscounted cash flows. The analysis indicated our long-lived assets used in domestic and foreign production were not impaired, but certain R&D and corporate assets might be. We engaged third-party valuation consultants to assist us in determining the fair value of these assets as of February 28, 2010. Based on the fair values we determined, the asset values were not impaired on that date and no adjustment was required. During the first quarter of fiscal 2011, we updated our impairment analysis. We determined our long-lived R&D and corporate assets were not further impaired as of May 31, 2010.

During the first quarter of fiscal 2011, in conjunction with the sale of a portion of our coil coating assets, we conducted an impairment analysis of the real estate and building improvement assets at our Plant #7 in Elk Grove Village, Illinois. These assets housed the coil coating assets which were sold. With the sale, the future cash flow generated by the building was substantially reduced. (See Note 22, “Asset Sale,” for further discussion of the sale.) We compared the projected undiscounted future cash flows of the real estate and building improvement assets to their carrying value and determined their value might be impaired. We requested a valuation from a reputable commercial real estate firm. Based on that valuation, we determined the assets were impaired and recorded a $3.7 million write down of the assets.

(21)	Morrisville Sale of Assets and Note Receivable. On December 1, 2008, the Company sold the assets and real property located in its Morrisville, Pennsylvania, facility (“Morrisville assets”) for approximately $5.0 million in cash and a promissory note for $4.1 million, for a total of $9.1 million. The note had a five-year term, carried an interest rate of 7% per year, and was payable in 16 quarterly installments beginning December 2009. The note was secured by related production assets and guaranteed by a mortgage on the land and building assets.

In February 2009, the buyer purchased $0.6 million of inventory from us, in accordance with the terms of the sale. The balance of the promissory note at February 28, 2009, was increased by this amount to $4.7 million; all other terms of the note remained the same.

In August 2009, the buyer made a $1.0 million pre-payment on the note. The payment was first applied to unpaid interest, under the terms of the note, and then to the note principal. The term of the note was not reduced; the amount of each quarterly installment payment was reduced to reflect the lower amount owed.

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

In March 2010, the buyer made its regular quarterly payment of principal and interest, reducing the balance of the note to $1.6 million. On April 30, 2010, the buyer paid $1.6 million to retire the note. Since we received this payment in April, we classified the long-term portion of the note in Receivables on the February 28, 2010, Balance Sheet.

(22)	Asset Sale. On April 12, 2010, the Company sold a portion of its coil coating assets and associated business base to Roll Coater, Inc. for $10 million ($9.3 million after investment banking fees). Roll Coater purchased the coil coating machinery, related processing equipment, and corresponding customer base associated with MSC’s Plant #7 in Elk Grove Village, Illinois. Based on fiscal 2010 shipments, the associated business base includes approximately $28.6 million in sales of general-line coil coated products. In addition, MSC and Roll Coater entered into a multi-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by Material Sciences. The Company recorded a gain on the sale of approximately $4.7 million (net of $0.3 million of legal fees) in the first quarter of fiscal 2011. MSC also recorded $1.1 million of employee termination benefit expenses and $0.2 million of inventory write-off expenses in connection with the sale. Under the agreement, the Company operated the production equipment through June 11, 2010, to fulfill existing orders and wind down on-hand inventory.

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes, included in Item 1 of this Form 10-Q, and the audited Consolidated Financial Statements and related notes and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010, filed on May 14, 2010 (“Form 10-K”), as well as the Company’s other filings with the Securities and Exchange Commission.

Executive Summary

Material Sciences Corporation and its subsidiaries (the “Company,” “MSC,” “we,” “our” or “us”) design, manufacture and market material-based solutions for acoustical and coated applications. Our acoustical material-based solutions include composites that consist of layers of metal and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts; brake dampers; engine parts; computer disk drives; appliances and heating, ventilation and air conditioning (“HVAC”). Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective, functional and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, appliances, lighting fixtures and gaskets. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, appliance, and lighting markets. We use a significant level of shared assets and management across each of our product categories. It is common for a single customer to purchase products from several different product categories.

As discussed in more detail in our Form 10-K, the general state of the principal industries in which we operate presents a variety of risks. These include uncertainty in the North American automobile industry and the U.S. housing industry, volatile pricing and inconsistent availability of materials, overcapacity in our marketplace, and shifts in our customers’ supply strategies. The three largest North American automobile manufacturers are three of our four largest customers. Weakness in the U.S. housing market has resulted in a decrease in revenues and profits in that portion of our coated business. In addition, the pricing of materials we purchase continues to fluctuate, including the cost of steel, zinc and nickel, and petroleum-based products. The volatility of these prices affects our profitability, as we are not always able to efficiently pass price changes to our customers.

We continue our efforts to expand existing relationships in Asia through our sales offices in Korea, Malaysia and China, and have continued our relationship with Hae Won in Korea and Federal Iron Works in Malaysia for the production of laminated products.

As a part of our strategic planning process, management continually evaluates the strategic position, growth, and economic value potential of our businesses with the objective of creating additional value for our shareholders. This planning process includes a review of potential sales of assets, acquisitions of products or businesses and strategic partnerships.

In April 2010, we sold a portion of our coil coating assets, including the coil coating machinery, related processing equipment, and corresponding customer base associated with our Plant #7 in Elk Grove Village, Illinois, to Roll Coater, Inc. for $10 million ($9.3 million after investment banking fees). Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million in sales of general-line coil coated products. In addition, we entered into a three-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company recorded a gain on the sale of approximately $4.7 million (net of $0.3 million of legal expenses) in the first quarter of fiscal 2011, which was partially offset by severance expenses of $1.1 million and inventory disposal costs of $0.2 million. As part of the transaction, MSC agreed that it would not develop, manufacture or sell general-line coil coating products in some North American markets for five years. MSC completed the wind-down of its Plant #7 operations on June 11, 2010. MSC retains the right to provide some coil coated products to specific customers. We also will continue to sell certain specialty products including, but not limited to, Electrobrite®, Viva-Color®, Quiet Steel®, Deco Steel®, rubber coated products, film laminated, and all automotive products made at the Plant #2 Elk Grove Village, Illinois, and Walbridge, Ohio facilities.

On June 24, 2010, MSC sold the idled facility and related production equipment located in Middletown, Ohio to NCI Group for $4.9 million. The Company expects to record a gain on the sale of approximately $2.0 million in the second quarter of fiscal 2011.

Results of Operations

Here is a summary of our consolidated financial performance is as follows:

	Three Months Ended May 31,
($ in thousands)	2010	2009	% Variance
Net Sales	$42,467	$31,827	33.4%

Gross Profit	$9,483	$2,466	284.5%
% of Net Sales	22.3%	7.7%

Selling, General and Administrative	$5,286	$6,655	(20.6)%
% of Net Sales	12.4%	20.9%

Sales

($ in thousands)	Net Sales for the Three Months Ended May 31,
Application	2010	2009	$ Variance	% Variance
Acoustical	$21,400	$15,234	$6,166	40.5%
Coated	$21,067	$16,593	4,474	27.0%

Total	$42,467	$31,827	$10,640	33.4%

Sales of acoustical materials, which are primarily used in the automotive industries, grew significantly from the same period last year. Body panel laminate and engine sales for the first quarter of fiscal 2011 increased, primarily due to higher North American auto industry builds. Additionally, we experienced a significant upward swing in sales to Ford and Chrysler in both product lines. We expect auto builds to stabilize in the US for the auto market throughout calendar 2010. Sales in the brake market were similarly affected by the auto production increase. We continue to actively seek new markets, both in the United States and abroad, for our acoustical products.

Sales of coated materials, which are used primarily in the automotive and building industries, increased 27.0% in the first quarter of fiscal 2011 compared to the prior year. Increased sales of $ 4.5 million were also related to strong automotive sales. Fuel tank sales in the first quarter increased by 22.7% from 2009 levels, reflecting stronger shipments to Ford. EG body panel sales were up 179.5% on stronger shipments to US Steel. Sales of appliance products were down 11.0% which was directly related to the sale of the coil coating assets in April 2010.

Gross Profit

Our gross profit for the three months ended May 31, 2010, was $9.5 million, or 22.3% of net sales, compared with $2.5 million, or 7.7% of net sales, in the same period of fiscal 2010. The $7.0 million increase in gross profit in the first quarter of fiscal 2011 was due several factors: $4.8 million was related to higher product sales and stronger production utilization and $1.7 million was due to improvements in quality and stronger secondary scrap sales. Lower customer rebates of $0.4 million also had a positive impact on gross profit compared to FY 2010.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the three months ended May 31, 2010, were $5.3 million, or 12.4% of net sales, compared with $6.7 million, or 20.9% of net sales, in the same period last year. SG&A expenses in the first quarter of fiscal 2011 were down by $1.4 million compared with last year. This is due to lower salary and headcount related costs of $1.0 million, driven principally by the restructurings the Company took in fiscal 2010, and lower professional fees of $0.2 million.

Total Other Income, Net

Total other income, net for the three months ended May 31, 2010, was $0.3 million compared with $0.2 million in the same period of fiscal 2010. The increase was primarily due to higher income from leasing a portion of Plant #7 in Elk Grove Village, Illinois to Roll Coater for storage of the coil coating assets they purchased.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. The Company has established a full valuation allowance for its deferred tax assets in the US, Germany and China as of February 28, 2010, after analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets. During the three months ended May 31, 2010, the Company recorded a decrease in valuation allowances of approximately $1.6 million relating to the tax effects of income generated during the first quarter of fiscal 2011. There were no other material changes to the Company’s valuation allowances during the three months ended May 31, 2010.

There was no change in the Company’s unrecognized tax benefits during the three months ended May 31, 2010. The Company does not anticipate that the total amount of unrecognized tax benefits of $2.5 million at May 31, 2010, will significantly change during the next 12 months.

For the three months ended May 31, 2010, the Company’s effective income tax provision rate for continuing operations was an expense of 7.0%, compared with an expense of 0.4% in the same period last year. The effective tax rate is lower than the statutory rate due to the recognition of tax benefits from U.S. net operating loss carryforwards realized as a result of current year income. The tax for the three months ended May 31, 2010, includes the current tax resulting from the sale of the coil coating assets in Elk Grove Village. See Note 22, “Asset Sale,” for further discussion of the sale.

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

During the first three months of fiscal 2011, we generated $2.9 million of cash from operating activities compared with $6.4 million during the first three months of last fiscal year. The decrease was partially due to changes in working capital resulting from significantly higher sales in the current year, which more than offset the increased cash resulting from higher net income. In addition, the prior year had favorable cash flows from inventory reductions that were mainly due to higher inventory levels at the end of fiscal 2009, caused by significant automotive shutdowns and production cutbacks. Prior year favorable accounts receivable cash flows benefited from early payments from GM before it filed for bankruptcy. The changes in working capital which reduced cash from operations compared to the same period of the prior year included: higher accounts receivable in the current quarter, resulting in $3.2 million less in cash; a small increase in inventory compared to a significant reduction in inventory in the prior year, resulting in $4.2 million less in cash; and a smaller increase in accounts payable over the prior year quarter, resulting in $2.9 million less cash.

In the first three months of fiscal 2011, we generated $10.4 million in investing activities, $9.3 million from the sale of the Elk Grove Village assets and $1.7 million from the collection of the Morrisville note receivable. MSC invested $0.6 million in capital improvement projects, compared with $0.3 million in the same period last year. The increase was primarily attributable to additional investments in production equipment at our Walbridge, Ohio facility.

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of May 31, 2010) or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company including inventory, equipment, real property and intellectual property, reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. See Note 8 of the Notes to the Condensed Consolidated Financial Statements entitled “Indebtedness” for further discussion of the amendment.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at May 31, 2010, was $3.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could materially affect our operations and financial condition. There were no borrowings outstanding under the Line as of May 31, 2010.

On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. As of May 31, 2010, the Company had repurchased 885,919 shares under this authorization.

MSC is party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available was $1.4 million to $3.2 million on May 31, 2010. Refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Contractual Obligations

As of May 31, 2010, there were no significant changes to the contractual obligations table presented in our Form 10-K.

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

Achievement of future results is subject to risks, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from what we anticipate, estimate or project in this Form 10-Q. Many of the factors that could cause this are discussed in detail in Part I, Item 1A, “Risk Factors” of our Form 10-K. As discussed in the Risk Factors in our Form 10-K, we rely on sales to a small number of customers, and the loss of any one of these customers could have a material adverse impact on revenues and profits.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may affect our financial condition or results of operations. Other sections of this Form 10-Q may include additional factors that could have an adverse impact on our business and financial performance. In addition, we operate in a competitive environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all these risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those in any forward-looking statements. Given this situation, stockholders should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the assessment of our sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 14, 2010, for the fiscal year ended February 28, 2010.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. MSC maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our controls and procedures also ensure this information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions on required disclosure. MSC periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control over financial reporting, and may take other corrective actions if its reviews identify a need for these.

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

Changes in internal control over financial reporting. During the quarter ended May 31, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information on the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, these should be read in conjunction with Item 4 and Item 9A of the Company’s 2010 Annual Report on Form 10-K as filed with the SEC on May 14, 2010.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2010

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

MSC is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. We believe that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements. See Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, and results of operations, cash flows, and liquidity, and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2010, includes a detailed discussion of the risk factors we believe still exist in our business. In addition to those factors, other risks and uncertainties may have a material adverse effect on our business, financial condition, and/or operating results, cash flows, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	There were no repurchases of common stock during the quarter ended May 31, 2010. On January 7, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock with no set expiration date. In December 2008, under the authorization, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to purchase up to 868,971 shares. We purchased 754,890 shares through the 10b5-1 plan, which expired on December 31, 2009. Under the January 2008 authorization, MSC had repurchased 885,919 shares at a total cost of $1.7 million through May 31, 2010. There were 114,081 shares remaining under the January 2008 authorization at May 31, 2010.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of July 2010.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas Chief Executive Officer

By:	/s/ James D. Pawlak
James D. Pawlak
Vice President, Chief Financial
Officer, Corporate Controller and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended May 31, 2010

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1	Asset Purchase Agreement by and among Material Sciences Corporation, MSC Pre Finish Metals (EGV), Inc. and Roll Coater, Inc. dated as of April 12, 2010. (1)

10.2	Second Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated April 12, 2010. (2)

10.3	Asset Purchase Agreement Dated as of June 24, 2010 by and among NCI Group, Inc. as purchaser, MSC Pre Finish Metals (MT) Inc. as seller, and Material Sciences Corporation as guarantor. (3)

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on April 12, 2010 (File No. 1-8803).
(2)	Incorporated by reference to the Registrant’s Form 10-K filed on May 14, 2010 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on June 25, 2010 (File No. 1-8803).