Form 10-Q
period 2010-08-31
MATERIAL SCIENCES CORP
filed 2010-10-07
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

As of September 30, 2010, there were 12,909,133 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands, except per share data)	2010	2009	2010	2009

Net Sales	$33,121	$31,116	$75,588	$62,943
Cost of Sales	26,532	28,092	59,516	57,453

Gross Profit	6,589	3,024	16,072	5,490
Selling, General and Administrative Expenses	4,968	6,794	10,254	13,449
Asset Impairment Charges	—	—	3,720	—
Gain on Sale of Assets	(1,912)	—	(6,639)	—
Restructuring	—	—	1,145	—

Income (Loss) from Operations	3,533	(3,770)	7,592	(7,959)

Other Income, Net:
Interest Income, Net	16	72	41	143
Equity in Results of Joint Venture	102	130	208	166
Other, Net	272	43	391	86

Total Other Income, Net	390	245	640	395

Income (Loss) from Operations Before
Provision (Benefit) for Income Taxes	3,923	(3,525)	8,232	(7,564)
Provision (Benefit) for Income Taxes	(14)	98	288	116

Net Income (Loss)	$3,937	$(3,623)	$7,944	$(7,680)

Basic Net Income (Loss) Per Share	$0.31	$(0.28)	$0.62	$(0.58)

Diluted Net Income (Loss) Per Share	$0.30	$(0.28)	$0.61	$(0.58)

Weighted Average Number of Common Shares Outstanding
Used for Basic Net Income (Loss) Per Share	12,906	13,000	12,906	13,173
Dilutive Shares	52	—	24	—

Weighted Average Number of Common Shares Outstanding
Plus Dilutive Shares	12,958	13,000	12,930	13,173

Outstanding Common Stock Options Having No Dilutive Effect	257	472	261	472

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

	August 31,	February 28,
(In thousands)	2010	2010

Assets:
Current Assets:
Cash and Cash Equivalents	$34,751	$12,866
Receivables, Less Reserves of $607 and $716, Respectively	18,275	22,399
Income Taxes Receivable	189	604
Prepaid Expenses	869	484
Inventories	17,468	19,862
Assets Held for Sale	—	2,916

Total Current Assets	71,552	59,131

Property, Plant and Equipment	116,608	171,993
Accumulated Depreciation	(86,239)	(130,855)

Net Property, Plant and Equipment	30,369	41,138

Other Assets:
Investment in Joint Venture	3,478	3,127
Other	168	654

Total Other Assets	3,646	3,781

Total Assets	$105,567	$104,050

Liabilities:
Current Liabilities:
Accounts Payable	$12,803	$16,935
Accrued Payroll Related Expenses	3,041	4,232
Accrued Expenses	5,804	6,391

Total Current Liabilities	21,648	27,558

Long-Term Liabilities:
Pension and Postretirement Liabilities	10,191	10,775
Other	2,935	3,037

Total Long-Term Liabilities	13,126	13,812

Commitments and Contingencies	—	—

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	380	380
Additional Paid-In Capital	79,904	79,784
Treasury Stock at Cost	(56,774)	(56,774)
Retained Earnings	51,485	43,541
Accumulated Other Comprehensive Income	(4,202)	(4,251)

Total Shareowners’ Equity	70,793	62,680

Total Liabilities and Shareowners’ Equity	$105,567	$104,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Six Months Ended
	August 31,
(In thousands)	2010	2009

Cash Flows From:
Operating Activities:
Net Income (Loss)	$7,944	$(7,680)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Gain on Sale of Fixed Assets	(6,639)	—
Non-Cash Loss on Impairment of Fixed Assets	3,720	—
Depreciation, Amortization and Accretion	3,123	4,414
Compensatory Effect of Stock Plans	105	119
Loss on Derivative Instruments	—	33
Other, Net	(103)	(365)
Changes in Assets and Liabilities:
Receivables	2,260	(1,982)
Income Taxes Receivable	415	1,699
Prepaid Expenses	(388)	(560)
Inventories	2,239	6,488
Accounts Payable	(3,714)	4,176
Accrued Expenses	(1,648)	(1,539)
Other, Net	(401)	310

Net Cash Provided by Operating Activities	6,913	5,113

Investing Activities:
Capital Expenditures	(834)	(535)
Proceeds from Sale of Assets	14,089	—
Proceeds from Note Receivable	1,732	944

Net Cash Provided by Investing Activities	14,987	409

Financing Activities:
Purchases of Treasury Stock	—	(628)
Issuance of Common Stock	15	3

Net Cash Used in Financing Activities	15	(625)

Effect of Exchange Rate Changes on Cash	(30)	86

Net Increase in Cash	21,885	4,983
Cash and Cash Equivalents at Beginning of Period	12,866	10,664

Cash and Cash Equivalents at End of Period	$34,751	$15,647

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$161	$81

Supplemental Cash Flow Disclosures:
Interest Paid	$22	$26
Income Taxes Paid	$162	$370
Income Taxes Refunded	$(303)	$(1,902)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The financial information as of August 31, 2010, and for the three and six months ended August 31, 2010 and 2009, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company,” “we,” “our,” “us” or “MSC”), the information reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2010, for the fiscal year ended February 28, 2010 (“Fiscal 2010”).

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $102,000 and $208,000 for the three and six months ended August 31, 2010, respectively, compared with $130,000 and $166,000 for the same periods in 2009.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,993,700 Shares Issued and 12,909,133 Shares Outstanding as of August 31, 2010, and 18,979,796 Shares Issued and 12,905,229 Shares Outstanding as of February 28, 2010.

(4)	Treasury Stock. On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. This authorization was in addition to the shares that remained to be purchased under the February 2006 authorization. The Company did not purchase any shares during the six months ended August 31, 2010. The Company purchased 417,426 shares (286,397 under the February 2006 authorization and 131,029 under the January 2008 authorization) during the six months ended August 31, 2009; 363,800 in the first quarter and 53,626 in the second quarter.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2010	6,074,567	$56,774	$9.35
Repurchases During the Six Months Ended August 31, 2010	—	—	—

Treasury Stock as of August 31, 2010	6,074,567	$56,774	$9.35

(5)	Commodity Contracts. We are exposed to certain risks related to ongoing business operations. We enter into derivative instruments with the objective of managing our financial and operational exposure arising from these risks. The primary risk managed by using derivative instruments is commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in its manufacturing processes. These agreements are intended to mitigate the market risk and volatility associated with the pricing of these commodities. MSC maintains a commodity forward purchase policy that seeks to ensure, at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When we enter into these contracts, we apply the Normal Purchase/Normal Sale election, which excludes the contracts from being accounted for as derivative instruments at fair value for as long as they qualify for the election.

At August 31, 2010, we did not have any nickel carbonate, zinc or natural gas contracts that we accounted for at fair value, as they qualified for the Normal Purchase/Normal Sale election. At August 31, 2009, we had contracts for nickel carbonate, and natural gas which we accounted for at fair value. The table below summarizes the fair value measurements for those contracts at August 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Line	August 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Commodity contracts	Accrued Expenses	$507	—	$507	—

The Company did not recognize any gain or loss on derivatives in the six months ended August 31, 2010. The following table summarizes the gain recognized on our nondesignated derivatives in the three and six months ended August 31, 2009 (in thousands):

		Amount of (Loss) Recognized in Earnings
Derivatives Not Designated As Hedging Instruments	Statement of Operations Line	Three Months Ended August 31, 2009	Six Months Ended August 31, 2009
Commodity Contracts	Cost of Sales	($140)	($33)

Total		($140)	($33)

(6)	Comprehensive Income (Loss)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2010	2009	2010	2009
Net Income (Loss)	$3,937	$(3,623)	$7,944	$(7,680)
Other Comprehensive Income (Loss):
Pension/Postretirement Adjustments, Net of Benefit for Income Taxes of $0 for all periods presented	169	160	318	320
Foreign Currency Translation Adjustments	168	384	(269)	1,159

Comprehensive Income (Loss)	$4,274	$(3,079)	$7,993	$(6,201)

(7)	Indebtedness. The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of August 31, 2010) or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company (including inventory, equipment, real property and intellectual property), reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at August 31, 2010, was $3.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of either August 31, 2010, or February 28, 2010, nor were any amounts borrowed during the six months ended August 31, 2010, or August 31, 2009.

(8)	Inventory. Inventories consist of the following:

(in thousands)	August 31, 2010	February 28, 2010
Raw Materials	$7,518	$7,607
Finished Goods	9,950	12,255

Total Inventories	$17,468	$19,862

(9)	Significant Customers. Due to its concentration of business in the automotive industry, the Company believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s major customers as a percentage of consolidated net sales for the three and six months ended August 31, 2010 and 2009.

	% of Consolidated Net Sales for the Three Months Ended August 31,		% of Consolidated Net Sales for the Six Months Ended August 31,
Customer	2010	2009	2010	2009
Chrysler	19%	9%	17%	9%
Ford	18%	21%	18%	20%
US Steel	14%	7%	13%	7%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of August 31, 2010, and February 28, 2010.

	% of Consolidated Gross Accounts Receivable
Customer	August 31, 2010	February 28, 2010
Chrysler	21%	15%
Ford	18%	21%
US Steel	9%	8%
Akebono	5%	4%

Net sales of our domestic and foreign units are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

(in thousands)	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Domestic Net Sales	$30,388	$28,662	$69,873	$58,202
Foreign Net Sales	2,733	2,454	5,715	4,741

Total Net Sales	$33,121	$31,116	$75,588	$62,943

Domestic Net Sales includes sales originated by our domestic subsidiaries and shipped to customers located in Asia of $0.4 million and $1.0 million for the three and six months ended August 31, 2010, and $0.4 million and $0.7 million for the comparable prior year periods.

(10)	Interest Income, Net. The table presented below analyzes the components of Interest (Income) Expense, Net.

(in thousands)	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Interest Expense	$13	$11	$23	$24
Interest Income	(29)	(83)	(64)	(167)

Interest (Income) Expense, Net	$(16)	$(72)	$(41)	$(143)

(11)

Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required. This includes considering available evidence, such as historical and projected taxable income and tax planning strategies that are both prudent and feasible. After analyzing the ability to generate sufficient taxable income to use the benefit of the deferred tax assets, the Company established a valuation allowance on its U.S., German and Chinese deferred tax assets as of

February 28, 2009. During the three and six months ended August 31, 2010, the Company recorded a decrease in the valuation allowance of approximately $1.5 million and $3.1 million, respectively, relating to the tax effects of the income generated during the three and six months ended August 31, 2010. There were no other material changes to the Company’s valuation allowance during the three and six months ended August 31, 2010. A full valuation allowance continues to be maintained for the Company’s remaining U.S., German and Chinese deferred tax assets at August 31, 2010.

The Company does not anticipate that the total amount of unrecognized tax benefits of $2.5 million at August 31, 2010, will significantly change during the next 12 months.

For the three and six months ended August 31, 2010, the Company’s effective income tax rate on continuing operations was a benefit of 0.4% and an expense of 3.5%, respectively, compared with an expense of 2.7% and 1.5%, respectively, in the same periods last year. The tax for the three months ended August 31, 2010 includes a current tax benefit resulting from the sale of the idled facility and production equipment located in Middletown, OH. See Note 17, “Assets Held for Sale,” for further discussion of the sale.

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

MSC also has non-contributory defined benefit pension plans, all of which are frozen, and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans and other post-retirement plans.

	Pension Benefits		Other Benefits
(in thousands)	Three Months Ended August 31,
	2010	2009	2010	2009
Service Cost	$—	$—	$30	$21
Interest Cost	171	204	72	63
Expected Return on Plan Assets	(135)	(97)	—	—
Amortization of Net Loss	98	119	62	40

Total Net Periodic Benefit Cost	$134	$226	$164	$124

	Pension Benefits		Other Benefits
(in thousands)	Six Months Ended August 31,
	2010	2009	2010	2009
Service Cost	$—	$—	$60	$42
Interest Cost	341	408	143	126
Expected Return on Plan Assets	(269)	(194)	—	—
Amortization of Net Loss	196	239	123	81

Total Net Periodic Benefit Cost	$268	$453	$326	$249

MSC previously disclosed in the Notes to its financial statements for the year ended February 28, 2010, that it expected to contribute $0.6 million toward its qualified and nonqualified defined benefit pension plans and $0.2 million toward its other post-retirement benefit plans other than pension plans in fiscal 2011. As of August 31, 2010, $0.3 million of contributions/payments have been made toward the pension plans and $0.2 million of net contributions/payments have been made to the other post-retirement plans. In connection with the sale of production assets to Roll Coater, MSC may be required by Employee Retirement Income Security Act of 1974 (“ERISA”) regulations to make accelerated contributions for the employees affected by the sale. While the Company currently does not believe that accelerated contributions will be required, the Company is still in discussion with the Pension Benefit Guaranty Corporation.

(13)	Equity and Compensation Plans. The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Nonqualified stock options generally vest over three years from the date of grant and expire between five and 10 years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time, Company earnings performance or a combination of the two.

The Company also has one inactive equity award plan: The Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made. There were 25,958 stock options outstanding and exercisable under this plan at August 31, 2010.

In March 2010, the Company granted 200,000 stock options with a $2.00 strike price. The weighted average Black-Scholes value of each option granted was $0.93. No option or equity awards were granted during the six months ended August 31, 2009.

MSC recorded $57,000 and $105,000 of compensation expense, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the three and six months ended August 31, 2010, respectively, for stock options that were granted in June 2006, February 2008, April 2008 and March 2010. MSC recorded $31,000 and $73,000 of compensation expense, net of applicable taxes, in the three and six months ended August 31, 2009, respectively.

(14)

Segments. MSC operates in one business segment based on management’s view of its business for purposes of evaluating performance and making operating decisions. The Company focuses on providing material-based solutions for acoustical and coated applications. Acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials, as well as rubber coatings, used to manage noise and vibration. Coated material-based solutions include coil-coated, electrogalvanized and film-laminated coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. These applications provide protective, sealing or decorative coatings to the metal. These solutions are designed to meet specific customer requirements for the automotive; building and construction; electronics; heating, ventilation and air conditioning (HVAC); lighting and appliance markets.

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

Our applications are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, appliance, and lighting markets. We use a significant level of shared assets, sales, general and administrative expense, and management across each of our product categories. It is common for a single customer to make purchases from several different product categories as well as from different plants. Capital projects, whether for cost savings or generating incremental revenue, are evaluated individually based on estimated economic returns (e.g., net present value, return on investment), not based on related product line or geographic location. The management approach for our organization in making operating decisions and assessing performance is focused on delivering individual products that together provide solutions to our customer base, using a centralized functional management structure and shared administration and production resources. Disaggregated financial information for individual products is largely limited to revenues as shown below:

	Three Months Ended August 31,				Six Months Ended August 31,
	2010		2009		2010		2009
Net Sales ($ in millions)	$	%	$	%	$	%	$	%
Acoustical	18.4	56	14.0	45	39.8	53	29.2	46
Coated	14.7	44	17.1	55	35.8	47	33.7	54

Total Net Sales	$33.1	100%	$31.1	100%	$75.6	100%	$62.9	100%

(15)

Recent Accounting Pronouncements. In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, which amends Accounting Standards Codification (ASC) 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The guidance is effective for the first reporting period beginning after December 15, 2010. The Company is currently evaluating the impact of this update, but does not expect the adoption will have a material impact on its results of operations, financial position and cash flow.

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

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. The estimated range of the Company’s remaining liability for this site is $0.9 million to $2.3 million at August 31, 2010. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.3 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site. The amount of the Company’s liability recorded for this site is $0.9 million at August 31, 2010.

In 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois, for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. The amount of the Company’s liability recorded for this site is $0.3 million at August 31, 2010. In March 2010, the USEPA indicated it will make Lake Calumet a superfund site, which will provide additional federal funds for the clean-up. The Company cannot determine what effect, if any, this change in designation will have on its liability.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and numerous other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California for surface, soil and ground water contamination associated with former waste handling activities at the Chatham Site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at this site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site. It has approved a Remedial Action Plan and remediation is expected to last well into the future. The amount of the Company’s liability recorded for this site is $0.1 million at August 31, 2010.

The Company’s environmental reserves were approximately $1.3 million as of August 31, 2010, and $1.4 million as of February 28, 2010. Management does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, given the reserves recorded as of August 31, 2010 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties. These include, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s range of exposures. MSC believed its reasonably possible range of exposure for all known sites, based on allocations of the liability among PRPs and the most recent estimate of remedial work, is $1.3 million to $3.2 million at August 31, 2010.

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

(17)	Assets Held for Sale. The Company closed its coil coating facility in Middletown, Ohio, in July 2004. In fiscal 2010, the Company recorded an asset impairment charge of $0.4 million to reflect a decline in the market value of the land and building assets. The carrying value of these assets at May 31, 2010, was $2.9 million. On June 24, 2010, MSC sold the facility to NCI Group for $4.9 million. The Company recorded a gain on the sale of approximately $1.9 million (net of fees), in the second quarter of fiscal 2011.

(18)	Restructuring. In fiscal 2009, management executed restructuring plans that eliminated positions in both production and selling, general and administrative expenses (“SG&A”). The Company recognized approximately $2.5 million in employee termination benefit and related expenses in the U.S. and Europe. Of this expense, approximately $1.8 million was paid in fiscal 2009, an additional $0.5 million was paid in the first quarter of fiscal 2010, and $0.2 million was paid in the second quarter of fiscal 2010. We do not expect any more payments related to the fiscal 2009 restructuring.

In the fourth quarter of fiscal 2010, management executed restructuring plans that eliminated additional production and SG&A positions. The Company recognized approximately $1.6 million in employee termination benefit and related expenses; $1.5 million in the U.S. and $0.1 million in Europe. Of this expense, approximately $0.2 million was paid as of February 28, 2010; $1.1 million was paid in the first half of fiscal 2011; and the remainder is expected to be paid by the end of fiscal 2011.

In the first quarter of fiscal 2011, the Company executed a restructuring plan in conjunction with the sale of certain coil-coating assets located in Elk Grove Village. See Note 21, “Asset Sale,” for additional discussion of the sale. The plan included eliminating positions in production and SG&A departments. The Company recognized approximately $1.1 million in employee termination benefit and related expenses. Of this expense, approximately $0.9 million was paid in the first half of fiscal 2011, and the remainder is expected to be paid by the end of fiscal 2011.

The year-to-date activity in the restructuring accrual is presented in the table below.

(in thousands)
Restructuring Accrual as of February 28, 2010	$1,424
Restructuring Expenses Recorded During Fiscal 2011	1,145
Cash Payments and Other Adjustments	(1,998)

Restructuring Accrual as of August 31, 2010	$571

(19)	Asset Impairment. During fiscal 2010, we performed an analysis comparing the carrying amount of our long-lived assets to projections of undiscounted cash flows. The analysis indicated our long-lived assets used in domestic and foreign production were not impaired, but certain R&D and corporate assets might be. We engaged third-party valuation consultants to assist us in determining the fair value of these assets as of February 28, 2010. Based on the fair values we determined, the asset values were not impaired on that date and no adjustment was required. During the first quarter of fiscal 2011, we updated our impairment analysis. We determined our long-lived R&D and corporate assets were not further impaired as of May 31, 2010. A formal impairment analysis for the second quarter of fiscal 2011 was not necessary because the Company’s results have steadily improved from year-end, the year-end analysis showed no impairment, the market for these assets has not changed appreciably and the assets have been further depreciated.

During the first quarter of fiscal 2011, in conjunction with the sale of a portion of our coil coating assets, we conducted an impairment analysis of the real estate and building improvement assets at our Plant #7 in Elk Grove Village, Illinois. These assets housed the coil coating assets that were sold. With the sale, the future cash flow generated by the building was substantially reduced. (See Note 21, “Asset Sale,” for further discussion of the sale.) We compared the projected undiscounted future cash flows of the real estate and building improvement assets to their carrying value and determined their value might be impaired. We requested a valuation from a reputable commercial real estate firm. Based on that valuation, we determined the assets were impaired and recorded a $3.7 million write-down of the assets in the first quarter of fiscal 2011.

(20)	Morrisville Sale of Assets. On December 1, 2008, the Company sold the assets and real property located in its Morrisville, Pennsylvania, facility (“Morrisville assets”) for approximately $5.0 million in cash and a promissory note for $4.1 million, for a total of $9.1 million. The note had a five-year term, carried an interest rate of 7% per year, and was payable in 16 quarterly installments beginning December 2009. The note was secured by related production assets and guaranteed by a mortgage on the land and building assets.

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

In September 2009, MSC entered into an agreement under which the buyer assumed all responsibility for current and future product and warranty claims and indemnified the Company against these claims. MSC agreed to pay the buyer $1.9 million to assume this liability, with consideration in the form of an offset against the note receivable, which reduced the balance of $3.7 million to $1.8 million. Other terms of the note remained unchanged. The balance of the note was $1.7 million at February 28, 2010.

In March 2010, the buyer made its regular quarterly payment of principal and interest, reducing the balance of the note to $1.6 million. On April 30, 2010, the buyer paid $1.6 million to retire the note.

(21)	Asset Sale. On April 12, 2010, the Company sold a portion of its coil coating assets and associated business base to Roll Coater, Inc. for $10 million ($9.3 million after fees). Roll Coater purchased the coil coating machinery, related processing equipment, and corresponding customer base associated with MSC’s Plant #7 in Elk Grove Village, Illinois. Based on fiscal 2010 shipments, the associated business base includes approximately $28.6 million in sales of general-line coil coated products. In addition, MSC and Roll Coater entered into a multi-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by Material Sciences. The Company recorded a gain on the sale of approximately $4.7 million (net of $0.3 million of fees) in the first quarter of fiscal 2011. MSC also recorded $1.1 million of employee termination benefit expenses and $0.2 million of inventory write-off expenses in connection with the sale. Under the agreement, the Company operated the production equipment through June 11, 2010, to fulfill existing orders and wind down on-hand inventory.

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

Executive Summary

Material Sciences Corporation and its subsidiaries (the “Company,” “MSC,” “we,” “our” or “us”) design, manufacture and market material-based solutions for acoustical and coated applications. Our acoustical material-based solutions include composites that consist of layers of metal and other materials used to manage noise and vibration (Quiet Steel®) in such products as automotive body panel laminate parts; brake dampers; engine parts; computer disk drives; appliances and heating, ventilation and air conditioning (“HVAC”). Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective, functional and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, appliances, lighting fixtures and gaskets. These solutions are designed to meet specific customer requirements for the automotive, building and construction, electronics, HVAC, appliance, and lighting markets. We use a significant level of shared assets and management across each of our product categories. It is common for a single customer to make purchases from several different product categories.

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

In April 2010, we sold a portion of our coil coating assets, including the coil coating machinery, related processing equipment, and corresponding customer base associated with our Plant #7 in Elk Grove Village, Illinois, to Roll Coater, Inc. for $10 million ($9.3 million after fees). Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million in sales of general-line coil coated products. In addition, we entered into a three-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company recorded a gain on the sale of approximately $4.7 million (net of $0.3 million of fees) in the first quarter of fiscal 2011, which was partially offset by severance expenses of $1.1 million and inventory disposal costs of $0.2 million. As part of the transaction, MSC agreed that it would not develop, manufacture or sell general-line coil coating products in some North American markets for five years. MSC completed the wind-down of its Plant #7 operations on June 11, 2010. MSC retains the right to provide some coil coated products to specific customers. We also will continue to sell certain specialty products including, but not limited to, Electrobrite®, Viva-Color®, Quiet Steel®, Deco Steel®, rubber coated products, film laminated, and all automotive products made at the Plant #2 Elk Grove Village, Illinois, and Walbridge, Ohio facilities.

On June 24, 2010, MSC sold the idled facility and related production equipment located in Middletown, Ohio to NCI Group for $4.9 million. The Company recorded a gain on the sale of approximately $1.9 million (net of fees), in the second quarter of fiscal 2011.

Results of Operations

Here is a summary of our consolidated financial performance:

	Three Months Ended August 31,			Six Months Ended August 31,
($ in thousands)	2010	2009	% Variance	2010	2009	% Variance
Net Sales	$33,121	$31,116	6.4%	$75,588	$62,943	20.1%

Gross Profit	$6,589	$3,024	117.9%	$16,072	$5,490	192.8%
% of Net Sales	19.9%	9.7%		21.3%	8.7%

Selling, General and Administrative	$4,968	$6,794	(26.9)%	$10,254	$13,449	(23.8)%
% of Net Sales	15.0%	21.8%		13.6%	21.4%

Sales

($ in thousands)	Net Sales for the Three Months Ended August 31,
Application	2010	2009	$ Variance	% Variance
Acoustical	$18,402	$14,008	$4,394	31.4%
Coated	$14,719	$17,108	($2,389)	(14.0)%

Total	$33,121	$31,116	$2,005	6.4%

($ in thousands)	Net Sales for the Six Months Ended August 31,
Application	2010	2009	$ Variance	% Variance
Acoustical	$39,836	$29,243	$10,593	36.2%
Coated	$35,752	$33,700	$2,052	6.1%

Total	$75,588	$62,943	$12,645	20.1%

Comparison of Results of Operations for the three months ended August 31, 2010 and 2009

For the three months ended August 31, 2010, sales of acoustical materials, which are primarily used in the automotive industries, grew to $18.4 million from $14.0 in the same period last year. Body panel laminate and engine sales for the second quarter of fiscal 2011 increased, primarily due to higher North American auto industry builds. We expect auto builds to stabilize in the US for the auto market throughout calendar 2010. We continue to actively seek new markets, both in the United States and abroad, for our acoustical products.

Sales of coated materials decreased to $14.7 million compared with $17.1 million in the same period last year. Sales of coil coating products (primarily appliance and building products) declined $6.5 million due to the sale of the coil coating assets in April 2010. Sales of coated materials, which are used primarily in the automotive industry, increased in the second quarter of fiscal 2011 compared with the prior year due primarily to stronger electrogalvanized and gasket sales.

Gross Profit

Gross profit for the three months ended August 31, 2010, was $6.6 million, or 19.9% of net sales, compared with $3.0 million, or 9.7% of net sales in the same period of fiscal 2010. The $3.6 million increase in gross profit is due to several factors: $2.9 million from improved product mix and capacity utilization, $0.4 million due to improvements in quality and higher secondary scrap sales and $0.3 from lower customer rebates versus fiscal 2010.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the three months ended August 31, 2010, were $5.0 million compared with $6.8 million in the same period last year. SG&A expenses in the second quarter of fiscal 2011 decreased by $1.8 million due to reduced salary and headcount-related costs of $1.4 million, driven principally by the restructurings the Company took in fiscal 2010 and fiscal 2011; lower product development expenses of $0.3 million; and decreased professional fees and other general expenses of $0.1 million.

Total Other Income, Net

Total other income, net for the three months ended August 31, 2010, was $0.4 million compared with $0.2 million in the same period of fiscal 2010. The increase in this period is primarily due to rent received for our Elk Grove Village Plant facility, which commenced in April 2010.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if a valuation allowance is required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. MSC established a valuation allowance for its deferred tax assets in the US, Germany and China as of February 28, 2009. During the three months ended August 31, 2010, the Company recorded a decrease in the valuation allowance of approximately $1.5 million relating to the tax effects of the income generated during the period. There were no other material changes to the Company’s valuation allowance during the three months ended August 31, 2010. A full valuation allowance continues to be maintained for the Company’s remaining U.S., German and Chinese deferred tax assets at August 31, 2010.

MSC does not anticipate that the total amount of unrecognized tax benefits of $2.5 million at August 31, 2010, will significantly change during the next 12 months. For the three months ended August 31, 2010, the Company’s effective income tax rate on continuing operations was a benefit of 0.4% compared with an expense of 2.7% the same period last year. The tax for the three months ended August 31, 2010, includes a current tax benefit resulting from the sale of the idled facility and production equipment located in Middletown, OH. See Note 17, “Assets Held for Sale,” for further discussion of the sale.

Comparison of Results of Operations for the six months ended August 31, 2010 and 2009

For the six months ended August 31, 2010, sales of acoustical materials, which are primarily used in the automotive industries, grew to $39.8 million versus $29.2 in the same period last year. Body panel laminate, engine and original equipment brakes sales for the six months ended August 31, 2010, increased, primarily due to higher North American auto industry builds, offset by lower after market brake sales in North America.

Sales of coated materials grew to $35.8 million compared with $33.7 million in the same period last year. Sales of coated materials, which are used primarily in the automotive industry, increased in the second quarter of fiscal 2011 primarily because of stronger electrogalvanized, fuel tank and gasket sales. Sales of coil coating products (primarily appliance and building products) declined $7.8 million due to the sale of the coil coating assets in April 2010.

Gross Profit

Gross profit for the six months ended August 31, 2010, was $16.1 million or 21.3% of net sales, compared with $5.5 million, or 8.7% of net sales in the same period of fiscal 2009. The $10.6 million increase in gross profit over fiscal 2010 related to: $7.8 million from stronger sales volume, improved product mix and capacity utilization; $2.1 due to improvements in quality and higher secondary scrap sales and $0.7 from lower customer rebates.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the six months ended August 31, 2010, were $10.3 million compared with $13.4 million in the same period last year. SG&A expenses in the first half of fiscal 2011 were $3.1 million lower than the prior year, due to a reduction in salary and headcount-related costs of $2.4 million, driven principally by the restructurings the Company took in fiscal 2010 and 2011; and lower professional fees and other general expenses of $0.7 million.

Total Other Income, Net

Total other income, net for the six months ended August 31, 2010, was $0.6 million compared with $0.4 million in the same period of fiscal 2009. The increase primarily due to rent received for our Elk Grove Village Plant facility, which commenced in April 2010.

Income Taxes

MSC evaluates its deferred income taxes on a quarterly basis to determine if a valuation allowance is required. We consider available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. The Company established a valuation allowance for its deferred tax assets in the U.S., Germany and China as of February 28, 2009. During the six months ended August 31, 2010, the Company recorded a decrease in the valuation allowance of approximately $3.1 million relating to the tax effects of the income generated during the six months ended August 31, 2010. There were no other material changes to the Company’s valuation allowance during the six months ended August 31, 2010. A full valuation allowance continues to be maintained for the Company’s remaining U.S., German and Chinese deferred tax assets at August 31, 2010.

For the six months ended August 31, 2010, MSC’s effective income tax rate on continuing operations was an expense of 3.5%, compared with 1.5% in the same period last year. The tax for the six months ended August 31, 2010, includes the current tax resulting from the sales of coil coating assets in Elk Grove Village and the idled facility and production equipment located in Middletown, OH. See Note 21, “Asset Sale” and Note 17, “Assets Held for Sale,” for further discussion of the sales.

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

During the first six months of fiscal 2011, we generated $6.9 million of cash from operating activities compared with $5.1 million during the first six months of last fiscal year. The increase was primarily due to a $15.6 million increase in net income, $2.9 million of which was a non-cash gain on the sale of assets (net of asset impairment expense), and a decrease in accounts receivable; partially offset by lower balances in accounts payable, as well as a smaller improvement in inventory balances and lower tax refunds when compared to last year.

In the first six months of fiscal 2011, we invested $0.8 million in capital improvement projects, compared with $0.5 million in the same period last year. We also generated $1.7 million in cash from the early settlement of the Morrisville promissory note and $14.1 million in cash from the sales of the Middletown and Elk Grove Village assets. See Notes 17, 20, and 21 of the Notes to the Condensed Consolidated Financial Statements entitled “Assets Held for Sale,” “Morrisville Sale of Assets,” and “Asset Sale,” respectively, for further discussion of the promissory note and asset sales.

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of August 31, 2010) or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company (including inventory, equipment, real property and intellectual property), reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. See Note 7 of the Notes to the Condensed Consolidated Financial Statements entitled “Indebtedness” for further discussion of the amendment.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at August 31, 2010, was $3.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of August 31, 2010, nor were any amounts borrowed during the six months ended August 31, 2010, or August 31, 2009.

On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. As of August 31, 2010, the Company had repurchased 885,919 shares under this authorization.

MSC is party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available was $1.3 million to $3.2 million on August 31, 2010. Refer to Note 16 of the Notes to the Condensed Consolidated Financial Statements entitled “Commitments and Contingencies” for additional information.

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

Achievement of future results is subject to risks, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from what we anticipate, estimate or project in this Form 10-Q. Many of the factors that could cause this are discussed in detail in Part I, Item 1A, “Risk Factors” of our Form 10-K. As discussed in that item, we rely on sales to a small number of customers, and the loss of any one of these could have a material adverse impact on revenues and profits.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the assessment of our sensitivity to market risk since the presentation in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 14, 2010, for the fiscal year ended February 28, 2010.

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

Changes in internal control over financial reporting. During the quarter ended August 31, 2010, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures in this Item 4 contain information on the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, these should be read in conjunction with Item 4 and Item 9A of the Company’s 2010 Annual Report on Form 10-K filed with the SEC on May 14, 2010.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2010

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, cash flows, and liquidity, and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2010, includes a detailed discussion of the risk factors we believe still exist in our business. In addition to those factors, other risks and uncertainties may have a material adverse effect on our business, financial condition, and/or operating results, cash flows, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	There were no repurchases of common stock during the quarter ended August 31, 2010. On January 7, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock with no set expiration date. In December 2008, under the authorization, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to purchase up to 868,971 shares. We purchased 754,890 shares through the 10b5-1 plan, which expired on December 31, 2009. Under the January 2008 authorization, MSC had repurchased 885,919 shares at a total cost of $1.7 million through August 31, 2010. On July 12, 2010, the Company entered into a new stock repurchase plan under Rule 10b5-1. No purchases have been made under the new plan. There were 114,081 shares remaining under the January 2008 authorization at August 31, 2010.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of October 2010.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James D. Pawlak
James D. Pawlak
Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2010

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.