Form 10-Q
period 2010-11-30
MATERIAL SCIENCES CORP
filed 2011-01-14
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

As of December 31, 2010, there were 12,909,133 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(In thousands, except per share data)	2010	2009	2010	2009

Net Sales	$30,120	$39,126	$105,708	$102,069
Cost of Sales	23,335	34,814	82,851	92,267

Gross Profit	6,785	4,312	22,857	9,802
Selling, General and Administrative Expenses	5,587	6,750	15,841	20,199
Asset Impairment Charges	—	—	3,720	—
Gain on Sale of Assets	—	—	(6,639)	—
Restructuring	—	—	1,145	—

Income (Loss) from Operations	1,198	(2,438)	8,790	(10,397)

Other Income, Net:
Interest Income, Net	19	41	60	184
Equity in Results of Joint Venture	119	122	327	288
Other, Net	300	56	691	142

Total Other Income, Net	438	219	1,078	614

Income (Loss) from Operations Before
Provision (Benefit) for Income Taxes	1,636	(2,219)	9,868	(9,783)
Provision (Benefit) for Income Taxes	(73)	(236)	215	(120)

Net Income (Loss)	$1,709	$(1,983)	$9,653	$(9,663)

Basic Net Income (Loss) Per Share	$0.13	$(0.15)	$0.75	$(0.74)

Diluted Net Income (Loss) Per Share	$0.13	$(0.15)	$0.74	$(0.74)

Weighted Average Number of Common Shares Outstanding
Used for Basic Net Income (Loss) Per Share	12,909	12,904	12,907	13,092
Dilutive Shares	89	—	51	—

Weighted Average Number of Common Shares Outstanding
Plus Dilutive Shares	12,998	12,904	12,958	13,092

Outstanding Common Stock Options Having No Dilutive Effect	257	459	260	459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

	November 30,	February 28,
(In thousands)	2010	2010

Assets:
Current Assets:
Cash and Cash Equivalents	$35,917	$12,866
Receivables, Less Reserves of $485 and $716, Respectively	18,273	22,399
Income Taxes Receivable	177	604
Prepaid Expenses	686	484
Inventories	18,549	19,862
Assets Held for Sale	—	2,916

Total Current Assets	73,602	59,131

Property, Plant and Equipment	117,472	171,993
Accumulated Depreciation	(87,538)	(130,855)

Net Property, Plant and Equipment	29,934	41,138

Other Assets:
Investment in Joint Venture	3,701	3,127
Other	156	654

Total Other Assets	3,857	3,781

Total Assets	$107,393	$104,050

Liabilities:
Current Liabilities:
Accounts Payable	$12,899	$16,935
Accrued Payroll Related Expenses	2,710	4,232
Accrued Expenses	6,519	6,391

Total Current Liabilities	22,128	27,558

Long-Term Liabilities:
Pension and Postretirement Liabilities	7,574	10,775
Other	2,612	3,037

Total Long-Term Liabilities	10,186	13,812

Commitments and Contingencies	—	—

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	380	380
Additional Paid-In Capital	79,966	79,784
Treasury Stock at Cost	(56,774)	(56,774)
Retained Earnings	53,193	43,541
Accumulated Other Comprehensive Income	(1,686)	(4,251)

Total Shareowners’ Equity	75,079	62,680

Total Liabilities and Shareowners’ Equity	$107,393	$104,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Nine Months Ended
	November 30,
(In thousands)	2010	2009

Cash Flows From:
Operating Activities:
Net Income (Loss)	$9,653	$(9,663)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Gain on Sale of Fixed Assets	(6,639)	—
Non-Cash Loss on Impairment of Fixed Assets	3,720	—
Depreciation, Amortization and Accretion	4,339	6,478
Compensatory Effect of Stock Plans	167	154
Loss on Derivative Instruments	—	38
Other, Net	(583)	(290)
Changes in Assets and Liabilities:
Receivables	2,333	(7,695)
Income Taxes Receivable	427	1,408
Prepaid Expenses	(203)	(287)
Inventories	1,244	5,744
Accounts Payable	(3,731)	9,701
Accrued Expenses	(1,307)	(1,429)
Other, Net	(812)	322

Net Cash Provided by Operating Activities	8,608	4,481

Investing Activities:
Capital Expenditures	(1,374)	(831)
Proceeds from Sale of Assets	14,089	—
Proceeds from Note Receivable	1,732	944

Net Cash Provided by Investing Activities	14,447	113

Financing Activities:
Purchases of Treasury Stock	—	(628)
Issuance of Common Stock	15	3

Net Cash Used in Financing Activities	15	(625)

Effect of Exchange Rate Changes on Cash	(19)	116

Net Increase in Cash	23,051	4,085
Cash and Cash Equivalents at Beginning of Period	12,866	10,664

Cash and Cash Equivalents at End of Period	$35,917	$14,749

Non-Cash Investing and Financing Transactions:
Capital Expenditures in Accounts Payable at End of Period	$243	$187
Reduction of Note Receivable and Warranty Reserve	$—	$1,862

Supplemental Cash Flow Disclosures:
Interest Paid	$27	$37
Income Taxes Paid	$162	$420
Income Taxes Refunded	$(303)	$(1,902)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The financial information as of November 30, 2010, and for the three and nine months ended November 30, 2010 and 2009, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation (the “Company,” “we,” “our,” “us” or “MSC”), the information reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2010, for the fiscal year ended February 28, 2010 (“Fiscal 2010”).

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $119,000 and $327,000 for the three and nine months ended November 30, 2010, respectively, compared with $122,000 and $288,000 for the same periods in 2009.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,993,700 Shares Issued and 12,909,133 Shares Outstanding as of November 30, 2010, and 18,979,796 Shares Issued and 12,905,229 Shares Outstanding as of February 28, 2010.

(4)	Treasury Stock. On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million additional shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. MSC did not purchase any shares during the nine months ended November 30, 2010. The Company purchased 702,790 shares during the nine months ended November 30, 2009; 460,894 in the first quarter, 241,896 in the second quarter and none during the third quarter.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2010	6,074,567	$56,774	$9.35
Repurchases During the Nine Months Ended November 30, 2010	—	—	—

Treasury Stock as of November 30, 2010	6,074,567	$56,774	$9.35

(5)	Comprehensive Income (Loss)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2010	2009	2010	2009
Net Income (Loss)	$1,709	$(1,983)	$9,653	$(9,663)
Other Comprehensive Income (Loss):
Pension/Postretirement Adjustments, Net of Benefit for Income Taxes of $0 for all periods presented	2,189	160	2,507	480
Foreign Currency Translation Adjustments	327	512	58	1,671

Comprehensive Income (Loss)	$4,225	$(1,311)	$12,218	$(7,512)

(6)	Indebtedness. The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of November 30, 2010) or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company (including inventory, equipment, real property and intellectual property), reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at November 30, 2010, was $3.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of November 30, 2010, nor were any amounts borrowed during the nine months ended November 30, 2010, or November 30, 2009.

(7)	Inventory. Inventories consisted of the following:

(in thousands)	November 30, 2010	February 28, 2010
Raw Materials	$7,165	$7,607
Finished Goods	11,384	12,255

Total Inventories	$18,549	$19,862

(8)	Significant Customers. The following table shows sales to the Company’s major customers as a percentage of consolidated net sales for the three and nine months ended November, 2010 and 2009.

	% of Consolidated Net Sales for the Three Months Ended November 30,		% of Consolidated Net Sales for the Nine Months Ended November 30,
Customer	2010	2009	2010	2009
Ford	20%	21%	18%	20%
Chrysler	18%	15%	18%	11%
US Steel	12%	6%	13%	6%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable at November 30, 2010, and February 28, 2010.

	% of Consolidated Gross Accounts Receivable
Customer	November 30, 2010	February 28, 2010
Ford	21%	21%
Chrysler	17%	15%
US Steel	12%	8%

Net sales of our domestic and foreign units are presented in the table below. Sales to customers in any one foreign country did not comprise greater than 10% of consolidated net sales for any period presented.

(in thousands)	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Domestic Net Sales	$26,996	$36,113	$96,869	$94,315
Foreign Net Sales	3,124	3,013	8,839	7,754

Total Net Sales	$30,120	$39,126	$105,708	$102,069

Domestic Net Sales included sales originated by our domestic subsidiaries and shipped to customers located in Asia of $0.7 million and $1.7 million for the three and nine months ended November 30, 2010, respectively, and $0.5 million and $1.3 million for the comparable prior-year periods.

(9)	Interest Income, Net. The table presented below analyzes the components of Interest Income, Net.

(in thousands)	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Interest Expense	$4	$11	$27	$35
Interest Income	(23)	(52)	(87)	(219)

Interest Income, Net	$(19)	$(41)	$(60)	$(184)

Interest income in the three and nine months ended November 30, 2010, was lower than in the comparable prior-year periods due to the settlement of the note receivable from the buyer of the Morrisville facility in the first quarter of fiscal 2011. See Note 18, “Morrisville Sale of Assets,” for further discussion of the sale.

(10)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required. This includes considering available evidence, such as historical and projected taxable income and tax planning strategies that are both prudent and feasible. After analyzing the ability to generate sufficient taxable income to use the benefit of the deferred tax assets, MSC established a valuation allowance on its U.S., German and Chinese deferred tax assets as of February 28, 2009. During the three and nine months ended November 30, 2010, the Company recorded a decrease in the valuation allowance of approximately $1.0 million and $4.1 million, respectively, relating to the tax effects of the income generated during the three and nine months ended November 30, 2010, and amounts allocated to other comprehensive income. There were no other material changes to the Company’s valuation allowance during the three and nine months ended November 30, 2010. A full valuation allowance continues to be maintained for the Company’s remaining U.S., German and Chinese deferred tax assets at November 30, 2010.

MSC does not anticipate that the total amount of unrecognized tax benefits of $2.4 million at November 30, 2010, will significantly change during the next 12 months.

For the three and nine months ended November 30, 2010, the Company’s effective income tax rate on continuing operations was a benefit of 4.5% and an expense of 2.2%, respectively, compared with a benefit of 10.6% and 1.2%, respectively, in the same periods last year. The tax for the three months ended November 30, 2010, included a current tax benefit of $0.2 million resulting from the release of reserves for uncertain tax positions due to statute expirations.

(11)	Retirement and Savings Plans. The Company has one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k): The Material Sciences Savings & Investment Plan (the “SIP”). All MSC employees can elect to participate in the SIP. Effective March 1, 2009, the Company amended the SIP to temporarily suspend making matching contributions and retirement contributions for certain SIP participants whose employment is not governed by a collective bargaining agreement. Effective November 1, 2010, MSC reinstated matching contributions and retirement contributions for all eligible employees.

MSC also has non-contributory defined benefit pension plans, all of which are frozen, and other postretirement plans for certain of its employees. The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans and other post-retirement plans.

	Pension Benefits		Other Benefits
(in thousands)	Three Months Ended November 30,
	2010	2009	2010	2009
Service Cost	$—	$—	$(41)	$21
Interest Cost	170	204	(25)	63
Expected Return on Plan Assets	(134)	(97)	—	—
Amortization of Unrecognized Prior Service Cost	—	—	(33)	—
Amortization of Net Loss	97	119	(12)	40

Total Net Periodic Benefit Cost	$133	$226	$(111)	$124

	Pension Benefits		Other Benefits
(in thousands)	Nine Months Ended November 30,
	2010	2009	2010	2009
Service Cost	$—	$—	$(11)	$63
Interest Cost	511	611	90	189
Expected Return on Plan Assets	(403)	(291)	—	—
Amortization of Unrecognized Prior Service Cost	—	—	(39)	—
Amortization of Net Loss	292	359	93	121

Total Net Periodic Benefit Cost	$400	$679	$133	$373

During the third quarter of fiscal 2011, the Company identified an error in computing benefit costs for certain of its post-retirement benefit plans. Benefit costs in fiscal 2008, 2009, 2010 and the first two quarters of fiscal 2011 were overstated because a reduction in benefits implemented in fiscal 2008 was not reflected in the computation of benefit costs for those periods. The cumulative effect of the error at November 30, 2010, was a $0.4 million reduction in expense, of which $0.2 million related to prior fiscal years, and a reduction of the accrued liability at November 30, 2010, of $0.6 million. MSC has recorded the cumulative effect in the current period.

Additionally, in November 2010, the Company notified beneficiaries of its post-retirement benefit plans that the plans would be amended and the benefits available under the plans would be reduced effective January 1, 2011. The effect of the amendments was a reduction of the accrued liability at November 30, 2010, of $1.5 million. Actuarial adjustments, changes in employee participation, and normal benefit payments accounted for an additional reduction of the accrued liability at November 30, 2010, of $0.3 million. In total, the liability for post-retirement benefits was reduced by $2.4 million at November 30, 2010.

MSC previously disclosed in the Notes to its financial statements for the year ended February 28, 2010, that it expected to contribute $0.6 million toward its qualified and nonqualified defined benefit pension plans and $0.2 million toward its other post-retirement benefit plans other than pension plans in fiscal 2011. As of November 30, 2010, $0.4 million of contributions/payments were made toward the pension plans and $0.2 million of net contributions/payments were made to the other post-retirement plans

(12)	Equity and Compensation Plans. The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Nonqualified stock options generally vest over three years from the date of grant and expire between five and 10 years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time, Company earnings performance or a combination of the two.

MSC also has one inactive equity award plan: The Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made.

There were 25,958 stock options outstanding and exercisable under this plan at November 30, 2010.

In March 2010, the Company granted 200,000 stock options with a $2.00 strike price. The weighted average Black-Scholes value of each option granted was $0.93. No option or equity awards were granted during the nine months ended November 30, 2009.

MSC recorded $62,000 and $167,000 of compensation expense, net of applicable taxes, in its Condensed Consolidated Statement of Operations for the three and nine months ended November 30, 2010, respectively. This related to stock options that were granted in June 2006, February 2008, April 2008 and March 2010 and restricted stock issued in May 2010. MSC recorded $28,000 of compensation expense, offset by $6,000 of reversed expense due to forfeiture of share options, net of taxes for the three months ended November 30, 2009. For the nine months ended November 30, 2009, the Company recorded $102,000 of compensation expense, offset by $6,000 of reversed expense due to forfeiture of share options, net of applicable taxes.

(13)	Segments. MSC operates in one business segment based on management’s view of its business for purposes of evaluating performance and making operating decisions. The Company focuses on providing material-based solutions for acoustical and coated applications. Acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials, as well as rubber coatings. Coated material-based solutions include coil-coated, electrogalvanized and film-laminated coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. These applications provide protective, sealing or decorative coatings to the metal. The Company’s solutions are designed to meet specific customer requirements for the automotive; building and construction; electronics; heating, ventilation and air conditioning (HVAC); lighting and appliance markets.

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform coils of cold rolled steel, galvanized steel, stainless steel or aluminum into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are bonded to the metal coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the metal and the bonding method used. Various paints and coatings are applied by running the uncoiled metal ribbon through a bath and baking the coatings onto the steel in high temperature ovens. Our proprietary Quiet Steel® is produced by bonding two metal coils together with viscoelastic core materials. Zinc and zinc-nickel corrosion protections are applied by running the steel through metal electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge, Ohio facility.

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

	Three Months Ended November 30,				Nine Months Ended November 30,
	2010		2009		2010		2009
Net Sales ($ in millions)	$	%	$	%	$	%	$	%
Acoustical	17.7	59	19.8	51	57.5	54	49.0	48
Coated	12.4	41	19.3	49	48.2	46	53.1	52

Total Net Sales	$30.1	100%	$39.1	100%	$105.7	100%	$102.1	100%

(14)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The most significant proceeding relates to the Company’s involvement in a Superfund site in Gary, Indiana. MSC has been named as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at this site.

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including MSC) to manage the remediation project. The estimated range of the Company’s remaining liability for this site was $0.8 million to $2.3 million at November 30, 2010. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.2 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site. The amount of the Company’s liability recorded for this site was $0.9 million at November 30, 2010.

In 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois, for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. The amount of the Company’s liability recorded for this site was $0.3 million at November 30, 2010. In March 2010, the USEPA indicated it will make Lake Calumet a superfund site, which will provide additional federal funds for the clean-up. The Company cannot determine what effect, if any, this change in designation will have on its liability.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and numerous other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard

Site in Escondido, California for surface, soil and ground water contamination associated with former waste handling activities at the Chatham Site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at this site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site. It has approved a Remedial Action Plan and remediation is expected to last well into the future. The amount of the Company’s liability recorded for this site was $0.2 million at November 30, 2010.

MSC’s environmental reserves were approximately $1.4 million at November 30, 2010, and February 28, 2010. Management does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, given the reserves recorded as of November 30, 2010, and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties. These include, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s range of exposures. MSC believed its reasonably possible range of exposure for all known sites, based on allocations of the liability among PRPs and the most recent estimate of remedial work, was $1.3 million to $2.9 million at November 30, 2010.

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

(15)	Assets Held for Sale. The Company closed its coil coating facility in Middletown, Ohio, in July 2004. In fiscal 2010, the Company recorded an asset impairment charge of $0.4 million to reflect a decline in the market value of the land and building assets. The carrying value of these assets at May 31, 2010, was $2.9 million. On June 24, 2010, MSC sold the facility to NCI Group for $4.9 million. The Company recorded a gain on the sale of approximately $1.9 million (net of fees), in the second quarter of fiscal 2011.

(16)	Restructuring. In fiscal 2009, management executed restructuring plans that eliminated positions in both production and selling, general and administrative expenses (“SG&A”). The Company recognized approximately $2.5 million in employee termination benefit and related expenses in the U.S. and Europe in fiscal 2009. Of this expense, approximately $1.8 million was paid in fiscal 2009, and an additional $0.7 million was paid in fiscal 2010. We do not expect any more payments related to the fiscal 2009 restructuring.

In the fourth quarter of fiscal 2010, management executed restructuring plans that eliminated additional production and SG&A positions. The Company recognized approximately $1.6 million in employee termination benefit and related expenses, $1.5 million in the U.S. and $0.1 million in Europe. Of this expense, approximately $0.2 million was paid as of February 28, 2010; $1.1 million was paid in the first half of fiscal 2011; $0.1 million was paid in the third quarter of fiscal 2011; and the remainder is expected to be paid by the end of fiscal 2011.

In the first quarter of fiscal 2011, MSC executed a restructuring plan in conjunction with the sale of certain coil-coating assets located in Elk Grove Village, Illinois. See Note 19, “Asset Sale,” for additional discussion of the sale. The plan included eliminating positions in production and SG&A departments. The Company recognized approximately $1.1 million in employee termination benefit and related expenses. Of this expense, approximately $0.9 million was paid in the first half of fiscal 2011, and $0.3 million was paid in the third quarter of fiscal 2011.

The year-to-date activity in the restructuring accrual is presented in the table below.

(in thousands)
Restructuring Accrual as of February 28, 2010	$1,424
Restructuring Expenses Recorded During Fiscal 2011	1,145
Cash Payments and Other Adjustments	(2,438)

Restructuring Accrual as of November 30, 2010	$131

(17)	Asset Impairment. During fiscal 2010, we compared the projected undiscounted cash flows of the real estate, building improvement and production assets of the company to their carrying value. The analysis indicated our long-lived assets used in domestic and foreign production were not impaired, but certain R&D and corporate assets might be. We engaged third-party valuation consultants to assist us in determining the fair value of these assets as of February 28, 2010. Using the fair values we established, we determined the asset values were not impaired on that date and no adjustment was required.

During the first quarter of fiscal 2011, in conjunction with the sale of a portion of our coil coating assets, we conducted an impairment analysis of the real estate and building improvement assets at our Plant #7 in Elk Grove Village, Illinois. These assets housed the coil coating assets that were sold. With the sale, the future cash flow generated by the building was substantially reduced. (See Note 19, “Asset Sale,” for further discussion of the sale.) We compared the projected undiscounted future cash flows of the real estate and building improvement assets to their carrying value and determined their value might be impaired. We requested a valuation from a reputable commercial real estate firm. Based on that valuation, we determined the assets were impaired and recorded a $3.7 million write-down of the assets in the first quarter of fiscal 2011.

(18)	Morrisville Sale of Assets. On December 1, 2008, the Company sold the assets and real property located in its Morrisville, Pennsylvania, facility (“Morrisville assets”) for approximately $5.0 million in cash and a promissory note for $4.1 million, for a total of $9.1 million. The note had a five-year term, carried an interest rate of 7% per year, and was payable in 16 quarterly installments beginning December 2009. The note was secured by related production assets and guaranteed by a mortgage on the land and building assets.

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

(19)	Asset Sale. On April 12, 2010, the Company sold a portion of its coil coating assets and associated business base to Roll Coater, Inc. for $10 million ($9.3 million after fees). Roll Coater purchased the coil coating machinery, related processing equipment, and corresponding customer base associated with MSC’s Plant #7 in Elk Grove Village, Illinois. Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million in sales of general-line coil coated products. In addition, MSC and Roll Coater entered into a multi-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company recorded a gain on the sale of approximately $4.7 million (net of $0.3 million of fees) in the first quarter of fiscal 2011. MSC also recorded $1.1 million of employee termination benefit expenses and $0.2 million of inventory write-off expenses in connection with the sale. Under the agreement, the Company operated the production equipment through June 11, 2010, to fulfill existing orders and wind down on-hand inventory. Year-to-date fiscal year 2011 sales of these products were approximately $7.6 million.

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

As discussed in more detail in our Form 10-K, the general state of the principal industries in which we operate presents a variety of risks. These include uncertainty in the North American automobile industry and the U.S. housing industry, volatile pricing and inconsistent availability of materials, overcapacity in our marketplace, and shifts in our customers’ supply strategies. Weakness in the U.S. housing market has resulted in a decrease in revenues and profits in that portion of our coated business. In addition, the pricing of materials we purchase continues to fluctuate, including the cost of steel, zinc, nickel, and petroleum-based products. The volatility of these prices affects our profitability, as we are not always able to efficiently pass price changes on to our customers.

We continue our efforts to expand existing relationships in Asia through our sales offices in Korea, Malaysia and China, and have continued our relationship with Hae Won in Korea and Federal Iron Works in Malaysia for the production of laminated and coated products.

As a part of our strategic planning process, management regularly evaluates the strategic position, growth, and economic value potential of our businesses with the objective of creating additional value for our shareholders. This planning process includes a review of potential sales of assets, acquisitions of products or businesses, and strategic partnerships.

In April 2010, we sold a portion of our coil coating assets to Roll Coater, Inc. for $10 million ($9.3 million after fees). This included the coil coating machinery, related processing equipment, and corresponding customer base associated with our Plant #7 in Elk Grove Village, Illinois. Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million in sales of general-line coil coated products. Year-to-date fiscal year 2011 sales of these products were approximately $7.6 million. In addition, we entered into a three-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company recorded a gain on the sale of approximately $4.7 million (net of $0.3 million of fees) in the first quarter of fiscal 2011, which was partially offset by severance expenses of $1.1 million and inventory disposal costs of $0.2 million. As part of the transaction, MSC agreed that it would not develop, manufacture or sell general-line coil coating products in some North American markets for five years. MSC completed the wind-down of its Plant #7 operations on June 11, 2010. MSC retains the right to provide some coil coated products to specific customers. We also will continue to sell certain specialty products including, but not limited to, ElectroBrite®, ViviColor®, Quiet Steel®, Deco Steel®, rubber coated products, film laminated, and all automotive products made at the Plant #2 Elk Grove Village, Illinois and Walbridge, Ohio facilities.

On June 24, 2010, MSC sold the idled facility and related production equipment located in Middletown, Ohio to NCI Group for $4.9 million. The Company recorded a gain on the sale of approximately $1.9 million (net of fees), in the second quarter of fiscal 2011.

Results of Operations

Below is a summary of our consolidated financial performance:

	Three Months Ended November 30,			Nine Months Ended November 30,
($ in thousands)	2010	2009	% Variance	2010	2009	% Variance
Net Sales	$30,120	$39,126	(23.0)%	$105,708	$102,069	3.6%
Gross Profit	$6,785	$4,312	57.4%	$22,857	$9,802	133.2%
% of Net Sales	22.5%	11.0%		21.6%	9.6%
Selling, General and Administrative	$5,587	$6,750	(17.2)%	$15,841	$20,199	(21.6)%
% of Net Sales	18.5%	17.3%		15.0%	19.8%

Sales

($ in thousands)	Net Sales for the Three Months Ended November 30,
Application	2010	2009	$ Variance	% Variance
Acoustical	$17,721	$19,770	$(2,049)	(10.4)%
Coated	$12,399	$19,356	$(6,957)	(35.9)%

Total	$30,120	$39,126	$(9,006)	(23.0)%

($ in thousands)	Net Sales for the Nine Months Ended November 30,
Application	2010	2009	$ Variance	% Variance
Acoustical	$57,543	$49,013	$8,530	17.4%
Coated	$48,165	$53,056	$(4,891)	(9.2)%

Total	$105,708	$102,069	$3,639	3.6%

Comparison of Results of Operations for the three months ended November 30, 2010 and 2009

Sales of acoustical materials, which are primarily used in the automotive industries, were $17.7 million for the three months ended November 30, 2010, compared to $19.8 million in the same period last year. Body panel laminate sales for the third quarter of fiscal 2011 decreased due to lower shipments to General Motors as some models containing Quiet Steel® have gone out of production, or General Motors have stopped using the technology on certain models. This decrease was partially offset by higher body panel laminate sales to Ford and sales of a new Quiet Steel® application into the appliance market.

Overall, sales of coated materials decreased to $12.4 million compared with $19.3 million in the same period last year, mainly due to a reduction of coal coating sales of $6.9 million that was directly related to the sale of the coil coating assets in April 2010. In addition, fuel tank sales to Ford decreased because certain vehicles at Ford have converted to plastic fuel tank materials from the coated steel supplied by MSC. Partially offsetting these lower volumes were stronger shipments of electro-galvanized and gasket products used in automotive applications as well as higher sales from the launch of our new ElectroBrite® product.

Gross Profit

Gross profit for the three months ended November 30, 2010, was $6.8 million, or 22.5% of net sales, compared with $4.3 million, or 11.0% of net sales in the same period of fiscal 2010. The $2.5 million increase in gross profit is due to several factors: 1) $1.0 million due to improved product mix that was the result of lower coil coating and higher electro-galvanized sales, 2) $1.2 million due to improvements in quality and higher secondary scrap sales and 3) $0.3 million from lower customer rebates due to lower coil coating sales compared to fiscal 2010.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the three months ended November 30, 2010, were $5.6 million compared with $6.8 million in the same period last year. SG&A expenses in the third quarter of fiscal 2011 decreased by $1.2 million due to reduced salary and headcount-related costs of $1.1 million, driven principally by the restructurings the Company took in fiscal 2010 and fiscal 2011; lower product development expenses of $0.4 million; and decreased professional fees and other general expenses of $0.7 million, offset by higher incentive expenses of $1.0 million. The higher incentive expenses were due to $0.3 million of director phantom stock expense because of the increase in our stock price and $0.7 million of management incentives for fiscal 2011 that are being recognized in the third and fourth quarters of this year.

Total Other Income, Net

Total other income, net for the three months ended November 30, 2010, was $0.4 million compared with $0.2 million in the same period of fiscal 2010. The increase in this period is primarily due to rent received from the Roll Coater lease of our Elk Grove Village, Illinois Plant 7 facility, which began in April 2010.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if a valuation allowance is required. We consider available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. MSC established a valuation allowance for its deferred tax assets in the U.S., Germany and China as of February 28, 2009. During the three months ended November 30, 2010, the Company recorded a decrease in the valuation allowance of approximately $ 1.0 million relating to the tax effects of the income generated during the period and amounts allocated to other comprehensive income. There were no other material changes to MSC’s valuation allowance during the three months ended November 30, 2010. A full valuation allowance continues to be maintained for the Company’s remaining U.S., German and Chinese deferred tax assets at November 30, 2010.

MSC does not anticipate that the total amount of unrecognized tax benefits of $2.4 million at November 30, 2010, will significantly change during the next 12 months. For the three months ended November 30, 2010, the Company’s effective income tax rate on continuing operations was a benefit of 4.5% compared with a benefit of 10.6% in the same period last year. The tax for the three months ended November 30, 2010, included a current tax benefit of $0.2 million resulting from the release of reserves for uncertain tax positions due to statute expirations.

Comparison of Results of Operations for the nine months ended November 30, 2010 and 2009

Sales of acoustical materials, which are primarily used in the automotive industries, grew to $57.5 million for the nine months ended November 30, 2010, compared to $49.0 million in the same period last year. Higher North American and European auto builds were the primary reason behind the increase in body panel laminate shipments to Chrysler and Ford, and engine and original-equipment brakes sales in the nine months ended November 30, 2010. In addition, sales increased due to a new Quiet Steel® application introduced into the appliance market. These higher revenues were partially offset by lower sales of body laminate products to General Motors as some models containing Quiet Steel® have gone out of production, or General Motors have stopped using the technology on certain models, as well as lower after-market brake sales in North America.

Sales of coated materials decreased to $48.2 million compared to $53.1 million in the same period last year mainly due to a reduction of coil coating sales of $14.9 million that was directly related to the sale of the coil coating assets in April 2010. In addition, fuel tank sales to Ford were lower as certain of its vehicles were converted to plastic fuel tank materials from the coated steel supplied by MSC. Partially offsetting these lower volumes were stronger shipments of electro-galvanized and gasket products used in automotive applications as well as higher sales from the launch of our new ElectroBrite® product.

Gross Profit

Gross profit for the nine months ended November 30, 2010, was $22.9 million or 21.6% of net sales, compared with $9.8 million, or 9.6% of net sales in the same period of fiscal 2010. The $13.1 million increase in gross profit related to these factors: 1) $9.0 million from increased sales volume and production utilization, as well as improved product mix that was the result of lower coil coating, higher electro-galvanized and higher acoustical automotive sales 2) $3.2 million due to improvements in quality and higher secondary scrap sales and 3) $0.9 million from lower customer rebates due to lower coil coating sales compared with fiscal 2010.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the nine months ended November 30, 2010, were $15.8 million compared with $20.2 million in the same period last year. SG&A expenses in the first nine months of fiscal 2011 were $4.4 million lower than the prior year period, due to 1) a reduction in salary and headcount-related costs of $3.1 million, driven principally by fiscal 2010 and 2011 restructurings; 2) lower professional fees and other general expenses of $2.3 million; and 3) lower product development expenses of $0.6 million. These reductions were partially offset by higher incentive expenses of $1.6 million. The higher incentive expenses were due to $0.6 million of director phantom stock expense because of the increase in our stock price and $1.0 million of management incentives for fiscal 2011 that are being recognized in the third and fourth quarters of this year.

Total Other Income, Net

Total other income, net for the nine months ended November 30, 2010, was $1.1 million compared with $0.6 million in the same period of fiscal 2010. The increase was primarily due to rent received from the Roll Coater lease of our Elk Grove Village, Illinois Plant 7 facility, which began in April 2010.

Income Taxes

MSC evaluates its deferred income taxes on a quarterly basis to determine if a valuation allowance is required. We consider available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. The Company established a valuation allowance for its deferred tax assets in the U.S., Germany and China as of February 28, 2009. During the nine months ended November 30, 2010, MSC recorded a decrease in the valuation allowance of approximately $4.1 million relating to the tax effects of the income generated during the nine months ended November 30, 2010, and amounts allocated to other comprehensive income. There were no other material changes to MSC’s valuation allowance during the nine months ended November 30, 2010. A full valuation allowance continues to be maintained for the Company’s remaining U.S., German and Chinese deferred tax assets at November 30, 2010.

For the nine months ended November 30, 2010, MSC’s effective income tax rate on continuing operations was an expense of 2.2%, compared with a benefit of 1.2% in the same period last year. The tax for the nine months ended November 30, 2010, included the current tax resulting from the sales of coil coating assets in Elk Grove Village, Illinois and the idled facility and production equipment located in Middletown, Ohio and a $0.2 million benefit resulting from the release of reserves for uncertain tax positions due to statute expirations. See Note 19, “Asset Sale” and Note 15, “Assets Held for Sale,” for further discussion of the sales.

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

During the first nine months of fiscal 2011, we generated $8.6 million of cash from operating activities compared with $4.5 million during the first nine months of last fiscal year. The increase was primarily due to a $19.3 million increase in net income, $2.9 million of which was a non-cash gain on the sale of assets (net of asset impairment expense), and a decrease in accounts receivable. This was partially offset by lower balances in accounts payable, as well as a smaller improvement in inventory balances and lower tax refunds versus last year. Some of the improvements in working capital can be attributed to the sale of the coil coating assets in April 2010 and the corresponding reduction in sales and production activity.

In the first nine months of fiscal 2011, we invested $1.4 million in capital improvement projects, compared with $0.8 million in the same period last year. We also generated $1.7 million in cash from the early settlement of the Morrisville promissory note and $14.1 million in cash from the sales of the Middletown and Elk Grove Village coil coating assets. See Notes 15, 18, and 19 of the Notes to the Condensed Consolidated Financial Statements entitled “Assets Held for Sale,” “Morrisville Sale of Assets,” and “Asset Sale,” respectively, for further discussion of the promissory note and asset sales.

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of November 30, 2010) or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company (including inventory, equipment, real property and intellectual property), reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. See Note 6 of the Notes to the Condensed Consolidated Financial Statements entitled “Indebtedness” for further discussion of the amendment.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at November 30, 2010, was $3.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of November 30, 2010, nor were any amounts borrowed during the nine months ended November 30, 2010, or November 30, 2009.

On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million shares of common stock, or approximately 7% of the shares outstanding at that time. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. As of November 30, 2010, the Company had repurchased 885,919 shares under this authorization.

MSC is party to various legal proceedings in connection with the remediation of certain environmental matters. We believe our range of exposure for all known and quantifiable environmental exposures, based on allocations of liability among potentially responsible parties, the most recent estimate of remedial work and other information available, was $1.3 million to $2.9 million on November 30, 2010. Refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements entitled “Commitments and Contingencies” for additional information.

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

Changes in internal control over financial reporting. During the quarter ended November 30, 2010, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2010

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning our entire business. We believe that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements. See Note 14 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	There were no repurchases of common stock during the quarter ended November 30, 2010. On January 7, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock with no set expiration date. In December 2008, under the authorization, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to purchase up to 868,971 shares. We purchased 754,890 shares through the 10b5-1 plan, which expired on December 31, 2009. Under the January 2008 authorization, MSC had repurchased 885,919 shares at a total cost of $1.7 million through November 30, 2010. On July 12, 2010, the Company entered into a new stock repurchase plan under Rule 10b5-1. No purchases have been made under the new plan. There were 114,081 shares remaining under the January 2008 authorization at November 30, 2010.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of January 2011.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James D. Pawlak
James D. Pawlak
Vice President, Chief Financial Officer,
Corporate Controller and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2010

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.