Form 10-K
period 2011-02-28
MATERIAL SCIENCES CORP
filed 2011-04-29
CIK 755003

United States Securities and Exchange Commission Washington, D.C. 20549

Form 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: February 28, 2011 OR
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to Commission file number: 1-8803

Material Sciences Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-2673173

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 East Pratt Boulevard, Elk Grove Village, Illinois	60007

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 847-439-2210 Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.02 par value	The Nasdaq Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes                  No         X

The aggregate market value of the voting and non-voting stock of the registrant held by shareowners of the registrant (not including any voting and non-voting stock owned by directors, executive officers or other affiliates of the registrant) was $43,694,551 as of August 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on the OTC Bulletin Board on such date, as reported by The Wall Street Journal Midwest Edition).

As of April 22, 2011, the registrant had outstanding 12,409,837 shares of its common stock.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners are incorporated herein by reference into Part III of this Form 10-K.

PART I

This report contains forward-looking statements concerning our future business performance, strategy, outlook, plans, liquidity, pending regulatory matters and outcomes of contingencies including legal proceedings, among others. Forward-looking statements may be typically identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “seek,” “believe,” “intend,” “plan” and “estimate,” among others. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements may be guaranteed. Factors that could cause our actual results to differ from expectations include the risks set forth under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other items in this report. Forward-looking statements speak only as of the date of this report.

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

MSC operates three manufacturing plants in the United States and Europe: one facility in Elk Grove Village, Illinois (“Elk Grove Village”); one facility in Walbridge, Ohio (“Walbridge”); and one facility in Eisenach, Germany (“Eisenach”).

We have expanded our global reach and presence as a leading supplier of material-based solutions primarily through subsidiaries, partnerships, alliances and third-party agreements.

•	In South America, we own 51% of the equity and hold 50% of the voting rights in a joint venture partnership with Tekno S.A. (“Tekno”), which manufactures and sells acoustical products.
•	We provide for the production of our electronic and automotive brake products in Asia through a third party in Malaysia.
•	We have an agreement with a Korean company, Hae Won Steel (“Hae Won”), to produce Quiet Steel® and other decorative laminate products in Korea.
•

We have a subsidiary in China to serve as a trading company for the country, led by our Vice President, General Manager of Asia. Under Chinese law, a trading company may import and sell product in the Chinese market.

Products and Services

MSC is a supplier of engineered material-based solutions. We apply our expertise to solve design challenges for many of the largest automotive and non-automotive manufacturers in the world. Management believes the Company maintains strong customer relationships by providing engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure. This combination enhances our ability to deliver engineered material-based solutions to customers’ manufacturing facilities on time and within design specifications.

Acoustical Material-Based Solutions. We believe that we are a leader in the development and manufacturing of continuously processed coated and laminated materials that reduce noise and vibration. Our proprietary Quiet Steel is engineered to meet a variety of needs in the markets we serve. The automotive industry is currently the largest market for our acoustical products. These products are being used to replace solid sheet metal parts, including body panels, floor pans, wheel wells, brake shims, oil pans, valve covers and front engine covers. In addition, we supply Quiet Steel for use in other non-automotive applications for appliances, electronics, and HVAC (heating, ventilating and air conditioning) products. We produce Quiet Steel products at our Elk Grove Village, Walbridge and Eisenach locations. Quiet Steel is also manufactured in Malaysia, in Brazil, through our joint venture with Tekno, and in Korea, through our strategic alliance with Hae Won. We anticipate continued expansion through these strategic alliances. Management also believes that our Application Research Center in Michigan and our Application Development Center in Europe provide us with state-of-the-art facilities in which to accelerate the development of new products and technologies. Acoustical material-based solutions represented approximately 53% of consolidated net sales in fiscal year 2011, and approximately 50% in fiscal years 2010 and 2009.

Coated Material-Based Solutions. We continue to be recognized for our research and development and new product and process development activities involving the continuous, high-speed, roll-to-roll coating of metal. Our coated material-based solutions include painted, electrogalvanized (“EG”) protective, decorative and functional coatings applied to coiled metal of various widths and thicknesses. Coated metal material-based solutions represented approximately 47% of consolidated net sales in fiscal year 2011 and approximately 50% in fiscal years 2010 and 2009.

We believe that coil coating is the most environmentally safe and energy-efficient method for applying paint, rubber and other coatings to metal. In the process, sheet metal is unwound from a coil, cleaned, leveled, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers. They, in turn, fabricate the coated metal into finished products that are sold in a variety of industrial and commercial markets. The coatings are designed to produce protective, decorative and functional finishes. The finished product of prepainted or coil-coated metal is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. Our coated products are primarily used by manufacturers of automotive products, building products, appliances and other industrial products. Manufacturers that use prepainted materials can eliminate or significantly reduce on-site post-fabrication paint lines and the associated costs. Prepainted materials also facilitate the adoption of just-in-time and continuous process manufacturing techniques providing lower manufacturing costs and improved product quality. Use of prepainted metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing. Our strategy in coil coating is to develop and produce specialty niche products that meet specific customer requirements.

Electrogalvanizing is a corrosion-resistant steel coating process used primarily in making automobile and light-truck body skins. We manufacture EG solutions at our Walbridge facility. That facility has the ability to provide a full complement of pure zinc and zinc-nickel plated products and organic coatings. These products offer corrosion resistance—as well as forming and cosmetic advantages—over competitive products, such as plastic and hot-dip galvanized steel. Most EG customers are suppliers of steel to the United States automobile industry. We believe that Walbridge is the only facility in North America capable of meeting the wide-width EG and paint coating steel demand in a single production pass through its line.

Competition

The markets for our material-based solutions—both acoustical and coated—are highly competitive, both domestically and internationally. There are competitors in each product market we serve, some of which have greater resources than we do.

In the acoustical market, we believe that our technology, product development capability, technical support and customer service place us in a strong competitive position. The competition for Quiet Steel includes other metal-to-metal laminates, as well as mastics, doublers and other add-on damping treatments, which add cost, complexity and weight in their applications.

Our coated material-based solutions compete with other methods of producing coated sheet metal, principally post-fabrication finishing methods such as spraying, dipping and brushing. Competition in the coil coating industry is heavily influenced by geography, due to the high costs involved in transporting sheet metal coils. Within geographic areas, coil coaters compete on price, quality, manufacturing capability and customer service. MSC has exited the majority of the domestic coil coating business that was characterized by excess production capacity and extreme price competition.

Demand for our EG coated products may fluctuate based on fluctuations in U.S. steel mill capacity to do their own EG and continued competition from alternative coating technologies, such as hot-dip.

International

We believe that significant international opportunities exist for MSC, particularly for our acoustical products. In an effort to capitalize on these opportunities, we maintain certain distribution, manufacturing, licensing and royalty agreements with agents and companies in Europe, South America and Asia that cover our Quiet Steel products. To further the penetration of our acoustical products in the Asian market, we entered into an agreement with Hae Won to produce Quiet Steel and other decorative laminate products and installed our laminating equipment on one of their lines. Hae Won has paid for the right to use our equipment, and makes royalty payments for the right to produce and sell products. In addition, we have many Asian initiatives designed to help us penetrate this growing market. During fiscal 2009, we established a trading company in Shanghai, China to enable us to better serve the growing Chinese market for our products. Through our sales and technical offices in Korea, Malaysia and China, we continue to expand existing relationships with appliance, electronic and automotive manufacturers. We continue to pursue a variety of other business relationships, including direct sales, distribution agreements, licensing, acquisitions and other forms of partnering to increase our international sales and expand our international presence.

The following table shows our domestic and foreign net sales for fiscal years 2011, 2010 and 2009:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
Net Sales ($ in millions)	$	%	$	%	$	%
Domestic	$125.2	91	$127.0	92	$177.0	95
Foreign	12.4	9	10.8	8	10.0	5
Total	$137.6	100	$137.8	100	$187.0	100

Property, plant and equipment, net of accumulated depreciation (“PPE”) that we own in foreign countries were $5.1 million and $5.4 million as of February 28, 2011 and 2010, respectively. The remaining $25.4 million and $35.7 million in PPE at February 28, 2011 and 2010, respectively, were in the United States.

Marketing and Sales

We market our products, services and technologies nationally and internationally through our sales and marketing organization as well as sometimes through the use of agents and licensees. Primary target markets for our products include automotive, appliance, building products, lighting and electronics. We believe MSC is a valued leader in the industries it serves because of our engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure.

We employ people with noise, vibration and harshness (“NVH”) experience, and they use a proven sales methodology for penetrating automotive markets. We believe that these individuals will also be able to increase penetration of our products in non-automotive markets to expand sales of all acoustical products. All of our selling activities are supported by technical service departments, which aid customers in choosing the right materials for their manufacturing processes.

We estimate that customers in the automotive industry were the end users for approximately 84%, 73%, and 67% of our net sales in fiscal 2011, 2010 and 2009, respectively. Due to a concentration in the automotive industry, we believe that direct and indirect sales to individual automotive companies are significant. See Item 1A, “Risk Factors,” for more discussion on automotive sales. The following table shows direct sales to our significant customers that represented 10% or more of consolidated net sales for any of fiscal 2011, 2010 or 2009.

	% of Consolidated Net Sales
Customer	Fiscal 2011	Fiscal 2010	Fiscal 2009
Ford Motor Company	18%	21%	16%
Chrysler LLC	17%	11%	12%
U.S. Steel	15%	7%	5%
General Motors Corporation	3%	10%	15%

Backlog. Our backlog of orders as of February 28, 2011, was approximately $21.8 million, all of which is expected to be filled during the remainder of fiscal year 2012. Our backlog as of February 28, 2010, was approximately $18.5 million.

Raw Materials. We are generally not dependent on any one source for raw materials or purchased components essential to our business for which an alternative source is not readily available. We are, however, affected by the price and availability of certain raw material inputs such as steel, zinc, nickel, electricity and natural gas. The prices of all these inputs fluctuated in all periods presented, which has affected our profitability. We anticipate the prices for these inputs will continue to be changeable and the fluctuations may be greater as the economy continues to recover. We participate in purchasing programs supported by our customers, usually large original equipment manufacturers, to maintain an adequate supply of metal at competitive prices. See Item 1A, “Risk Factors,” for more discussion on raw material inputs.

Seasonality. We believe that our business, in the aggregate, is not subject to significant swings in seasonal demand. However, changes in production cycles in the automotive industry, particularly around model changes and summer and holiday shutdown periods, can affect sales in those periods.

Environmental Matters

We believe we operate our facilities and conduct our business, in all material respects, in accordance with applicable environmental laws. Our environmental management policies and practices have been certified under ISO 14001 standards. We spent approximately $1.0 million on environmental controls at our facilities in fiscal 2011 and have budgeted expense of approximately $1.0 million and capital of approximately $0.7 million for fiscal 2012. For additional information regarding our environmental matters, see Item 3, “Legal Proceedings,” and Note 4 of the Notes to the Consolidated Financial Statements, entitled “Commitments and Contingencies.”

Research and Development

We spent approximately $2.3 million in fiscal 2011 for product and process development activities. This compares with $2.8 million and $4.5 million, in fiscal 2010 and 2009, respectively. The decrease in research and development spending during fiscal 2011 reflected efforts to reduce selling, general and administrative expenses in the year.

We are dedicated to our research and development efforts, often creating technological process developments in the industry. To build on our position as an industry leader, we opened the Application Research Center in Canton, Michigan in June 2006. This testing and development center provides technical and development facilities for all of our products. However, it concentrates on the continued engineering, application and validation of our NVH material solutions. We also operate our Application Development Center in Europe, which has enhanced our ability to develop, test and market our NVH solutions in Europe.

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

Employees

As of February 28, 2011, we had 264 full- and part-time employees, which compares with 339 on February 28, 2010, or a reduction of approximately 22%. Of this number, approximately 71 were engaged in selling, general and administrative activities. During fiscal 2011, in connection with the sale of certain coil coating assets to Roll Coater, Inc., we terminated 56 union and 22 non-union positions. See Note 20 of the Notes to the Consolidated Financial Statements, entitled “Elk Grove Village Asset Sale.”

Our Walbridge production employees are covered by a union contract expiring in September 2012. The production employees at our Elk Grove Village location are covered by a union contract expiring in February 2013. Employees at our Eisenach facility are not represented by a union. Our union employees are vital to our operations. We consider our relationships with them and their unions to be good.

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

Executive Officers of the Registrant

As of April 22, 2011, our executive officers, who are elected by and serve at the discretion of our Board of Directors, were as follows:

Executive Officer	Age	Position(s)	Executive Officer Since
Clifford D. Nastas	48	Chief Executive Officer	2001

James D. Pawlak	42	Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary	2010

John M. Klepper	64	Vice President, Human Resources	2003

Michael R. Wilson	50	Vice President, Global Operations	2008

Matthew M. Murphy	44	Vice President, General Manager of Asia	2008

Clifford D. Nastas. On December 1, 2005, Mr. Nastas was named our Chief Executive Officer. Previously, Mr. Nastas served as President and Chief Operating Officer since June 2005. Prior to that time he held numerous executive positions with us, including Executive Vice President and Chief Operating Officer from October 2004 to June 2005; Vice President and General Manager of the Engineered Materials and Solutions Group (“EMS”) from May 2004 to October 2004; Vice President of Sales and Marketing of EMS from July 2003 to May 2004; and Vice President of Marketing of MSC Laminates and Composites from January 2001 to July 2003. Before joining MSC, Mr. Nastas served as the Global Automotive Business Director for Honeywell International Inc., a technology and manufacturing provider of aerospace products, control technologies, automotive products, specialty chemicals and advanced materials, from 1995 to 2001. Mr. Nastas was a director of Quixote Corporation from November 2009 until the company was sold in March 2010.

James D. Pawlak. On February 10, 2010, Mr. Pawlak was named our Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary. Since joining MSC in 1990, Mr. Pawlak has progressed through several financial positions of increasing responsibility, including serving as Business Unit Controller from September 1996 to July 2005, as Director of Financial Planning and Analysis from July 2005 to September 2006 and as Director of Finance from September 2006 to February 2010. Mr. Pawlak holds a bachelor of science in finance from Northern Illinois University and is a registered certified public accountant.

John M. Klepper. Mr. Klepper has served as our Vice President of Human Resources since June 2003 and Vice President of Human Resources for MSC EMS since March 2002. Previously, he held the position of Director of Corporate Human Resources of MSC from March 2000 to March 2002. Before joining MSC, Mr. Klepper was the Vice President of Human Resources for Fluid Management, Inc., a worldwide manufacturer of mixing and tinting equipment for the paint, coatings and ink industries, from 1997 to 2001.

Michael R. Wilson. On February 1, 2008, Mr. Wilson was named our Vice President, Global Operations. Prior to this appointment, Mr. Wilson worked for Ford Motor Company, an automobile manufacturer, in operations and manufacturing engineering for more than 24 years. Mr. Wilson held many operating positions for Ford in stamping and assembly, and he also served as Chief Engineer, Final Assembly Engineering, and Chief Engineer, Paint Engineering, where he had global responsibility for facilities, product launch and materials development.

Matthew M. Murphy. Mr. Murphy has served as Vice President, General Manager of Asia since December 2009. Before this, Mr. Murphy held a number of positions with MSC, including Vice President, Global Transportation Sales and Marketing from March 2008 to December 2009; Plant Manager at the MSC Walbridge Coatings facility from May 2007 to March 2008; Director of Automotive Sales and Marketing from March 2005 to May 2007; Marketing Manager of Automotive Accounts from December 2002 to March 2005; and Strategic Account Manager from April 2001 to December 2002. Prior to joining MSC, Mr. Murphy held positions in manufacturing, sales and marketing with General Motors Corporation, AlliedSignal Inc. and GW Plastics, Inc.

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

Outlined below are some of the risks that we face that could affect the business and financial position for fiscal 2012 and beyond. However, they are not the only risks that we face. There may be other risks that are not presently known or that management currently believes are immaterial, which could also negatively affect our business or financial statements.

Uncertainty in the global economy, global credit markets and the financial services industry may affect the automotive and consumer/industrial markets, and as a result, our business, financial position and liquidity.

The recent economic recession had a significant negative effect on the global economy and our business from which we are only now recovering. Revenues declined as our customers faced reduced demand for their products and, in some cases, bankruptcy.

A significant portion of our revenues come from customers in the automotive industry. Purchases of new vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. While the economy appears to be recovering from the recession, any further economic decline—which results in further significant reduction in the automotive industry and a continued shift away from trucks and sports utility vehicles—would have a material adverse effect on our sales and results of operations.

Severe financial difficulties—including bankruptcy, or other problems experienced by any automotive manufacturer or significant automotive supplier—could have a significant disruptive effect on the entire automotive industry, leading to supply chain disruptions and labor unrest, among other things. For example, if a parts supplier were to cease operations, it could force the automotive manufacturers to whom it provides parts to shut down their operations. This, in turn, could force other suppliers, including us, to suspend production of products for these automotive manufacturers. Severe financial difficulties at any of our major suppliers could also have a material adverse effect on us if we are unable to obtain, on a timely basis, the quantity and quality of components or materials needed to produce our products.

If any of our automotive industry customers becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected. In addition, any payment we received in the preference period prior to a bankruptcy filing may be potentially recoverable from us by the bankrupt company.

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

To maintain our profit margins, we seek price reductions from our suppliers, improve production processes to increase manufacturing efficiency, update product designs to reduce costs and develop new products. The benefits of these actions support stable or increased prices. Our ability to pass through higher raw material costs to our customers is limited, with cost recovery often less than 100% and often on a delayed basis. We cannot assure investors that MSC will be able to reduce costs in an amount equal to price reductions and increases in raw material costs. If we are unable to generate sufficient cost savings in the future to offset price reductions, our gross margins may decrease and our results of operations may be adversely affected.

We face intense competition in the acoustical and coated application industries and failure to successfully compete may negatively affect our business and financial performance.

We operate in a highly competitive business environment and face intense competition from a growing number of competitors, including an increasing number of foreign-based companies that may have greater resources than us. The elements of competition include price, quality and customer service. In the past, our competitors—especially global competitors with low cost sources of supply outside the United States—have aggressively priced their products and/or introduced new products to increase their market share. If we are unable to compete in this highly competitive environment, our business and financial performance could be negatively affected. A significant portion of our sales are EG products. While we believe we offer an outstanding range of EG products and capabilities, we face the risk of substantial competition from other EG facilities and from alternative technologies, such as hot-dipping. We can offer no assurance that MSC will maintain the current volume of EG sales in the future.

We rely on sales to a small number of customers. The loss of substantial sales to any one of them could have an adverse effect on revenues and profits.

We derive a substantial portion of our revenue from a limited number of customers, most of which are North American automobile manufacturers or related suppliers. The loss of substantial sales to any one of them could adversely affect our operations. In fiscal 2011, our three largest customers—Ford, Chrysler, and U.S. Steel—represented 18%, 17% and 15% of consolidated net sales, respectively. During the past several years, the North American automobile manufacturing sector has lost market share in the United States, primarily to Asian competitors. Although we are actively targeting Asian competitors as potential customers, any further market share loss by these North American-based automakers or suppliers could have a material adverse effect on our business.

Many of our customers in the automotive industry have major union contracts with the same automobile workers’ unions. Any extended work stoppage could have a material adverse effect on our operating results and financial position.

Two of our largest customers, and many of their key suppliers, have major union contracts with the same automobile workers unions. Some of these union contracts may expire or be subject to modification during fiscal 2012. Any extended work stoppage that may occur during these negotiations could have a material adverse effect on our operating results and financial position.

Fluctuations in the price and availability of raw materials, which includes steel and coatings, and other inputs used by us—particularly zinc, nickel, natural gas and electricity—could adversely affect our ability to conduct business in a timely and profitable manner.

In recent years, the availability and price of metal have fluctuated, as mills increased or decreased their production in response to economic changes. Those changes have driven price changes that, at times, caused us to increase prices in a competitive market and/or absorb higher costs. We also experienced fluctuations in the price of zinc, nickel, electricity and natural gas in all periods presented. Our future profitability may be adversely affected to the extent we are unable to pass higher raw material costs to our customers. For more information, see the discussion in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and in Note 15 of the Notes to the Consolidated Financial Statements entitled “Commodity Contracts.”

The acceptance of our acoustical products for brake shims, engine components and body panel laminate parts by customers in North America, Europe and Asia is critical to our financial performance.

We have made a significant investment in the design and development of our material-based solutions to address NVH problems in the automotive industry. If these solutions are not accepted by our customers in North America, Europe and Asia, our results of operations and financial position may be adversely affected.

If we are unable to successfully introduce and market new products, we may not achieve our targeted financial results.

Management believes that MSC’s past success has been partially due to its ability to design and market new solutions to meet customer needs. However, if these new solutions are not accepted by customers, we may not be able to attract new business or maintain existing customers, which would adversely affect our business.

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

The trading price of our common stock may fluctuate substantially in the future.

In recent years, the trading price of our common stock has fluctuated substantially and may continue to do so as a result of a number of factors, some of which are not in our control. Here are some of the key factors:

•	Actual or anticipated fluctuations in our financial condition or annual or quarterly results of operations
•	Our inability to meet or exceed expectations of analysts or investors
•	Changes in the market valuations of companies viewed as similar to us
•	Changes in key personnel
•	Future sales of our common stock
•	Share repurchase programs
•	Increased competition
•	Realization of any of the risks described elsewhere under “Risk Factors”
•	General market and economic conditions.

These factors may adversely affect the trading price of our common stock—regardless of our actual operating performance—and could prevent investors from selling shares of our common stock above the purchase price they paid. In addition, from time to time stock markets experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies trading on them. These broad fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

Our customers or suppliers may be affected by natural disasters.

The recent earthquakes, tsunami and power plant failures in Japan, and the resulting economic disruption, have caused some of our customers in the automotive industry to slow down or suspend production because they are unable to obtain materials produced in Japan. If this disruption continues for an extended period of time, it may significantly affect the demand for our products. In addition, some of our suppliers could be adversely impacted by the events in Japan, which may cause some scarcity and increased cost in various materials we use in production. The occurrence of natural disasters in other parts of the world, especially North America, could also have a negative effect on our sales or operating costs.

An increase in the environmental risks, costs, recoveries and penalties associated with our past and present manufacturing operations could adversely affect our financial performance.

We are a party to various legal proceedings in connection with the remediation of certain environmental matters. We record reserves for these environmental matters using our historical experience and relevant information available from various third parties. There are a number of assumptions made in establishing these reserves including, without limitation, the estimated extent of environmental damage to any particular site, the available methods of remedy, estimated contribution of various other potentially responsible parties and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. New environmental issues, including potential new laws related to reducing greenhouse gasses, or changes in the assumptions surrounding existing environmental issues could have an adverse effect on our results of operations and financial condition.

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

As of February 28, 2011, we had 264 full- and part-time employees, of which approximately 45% were represented by labor unions with separate collective bargaining agreements. As these agreements expire, we cannot be assured that we will be able to renew the collective bargaining agreements on the same or similar terms, or at all. This could affect our business, results of operations or financial condition. In addition, if new labor agreements are negotiated, there can be no guarantee that these will be on satisfactory terms with regard to the efficiency and productivity of the work force. Further, we cannot be assured that the Company will not be subject to work stoppages or other labor disruptions that could have a material adverse effect on its business, results of operations or financial condition.

Our ability to utilize tax credits may be limited.

As of February 28, 2011, we had tax credits of approximately $5.0 million for federal income tax purposes. These credits may be used to offset future taxable income, and reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses (“NOL”) and other tax attributes to offset taxable income if the corporation experiences a majority ownership change. In general terms, a majority ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that a majority ownership change has occurred, or were to occur, utilization of our unused tax credits would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years until the credits are utilized.

As of February 28, 2011, there has not been a significant change in our ownership during the prior three years, as defined in Section 382. However, there is no assurance that we will not undergo a majority ownership change in the future. In addition, because an ownership change for federal tax purposes can occur based on transactions by our existing stockholders, whether we undergo a majority ownership change may be a matter beyond our control.

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

Our access to credit may be limited.

Although we currently have a $7.5 million credit line, our ability to draw on that line of credit is limited by outstanding letters of credit and by a borrowing base of accounts receivable and liens on other Company assets, including inventory, equipment, real property and intellectual property. At February 28, 2011, the net amount available to us under the line of credit was $3.7 million due to borrowing base limitations. There can be no assurances that we will continue to have access to this portion or any of the credit line if our operating and financial performance do not satisfy relevant borrowing base criteria. If we do not satisfy these criteria, and if we are unable to secure necessary waivers or other amendments from the lender of the credit line, we will not have access to this credit. In addition, the lender may, at its discretion, modify the percentage used in computing the borrowing base, which may limit the amounts available for future borrowings.

Although we believe that our operating cash flows, on-hand cash levels and access to credit will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that they will do so. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could materially affect our operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own or lease facilities with an aggregate of approximately 910,000 square feet of space. In addition to the principal physical properties we use in our manufacturing operations as summarized in the table below, we lease sales and administrative offices under operating leases.

In fiscal 2009, we sold the assets and real property located in Morrisville, Pennsylvania. In fiscal 2011, we sold our Middletown, Ohio facility and equipment. Additional information concerning these transactions and events is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We consider all of our principal facilities to be in good operating condition and sufficient to meet our near term operating requirements.

Location	Approximate Area in Square Feet	Ownership or Lease Expiration		Description
Elk Grove Village, Illinois Plant No. 2	205,000	Owner		Laminating and Coil Coating Facility, General Offices
Elk Grove Village, Illinois Plant No. 7(1)	281,000	Owner		Coil Coating Facility (Assets Sold or Idled), Corporate and General Offices
Walbridge, Ohio	351,000	April 2012	(2)	Electrogalvanizing, Laminating and Coil Coating Facility
Canton, Michigan	57,000	Sept. 2018	(3)	NVH Testing and Development Center, General Offices
Eisenach, Germany	16,000	Owner		Stamping and NVH Testing Facility, General Offices

(1)	As of April 12, 2010, Roll Coater, Inc. has leased 209,000 square feet of production space in Plant No. 7 for a minimum of three years to store equipment it purchased. For further information, see Note 20, “Elk Grove Village Asset Sale,” in the Notes to Consolidated Financial Statements in Item 8.
(2)	The Company has an option to extend this lease in three-year increments through April 30, 2027.
(3)	The Company has an option to extend this lease in five-year increments through September 2043 which includes an option to purchase beginning in March 2015.

ITEM 3. LEGAL PROCEEDINGS

Environmental Matters

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters detailed below. We record these environmental reserves based upon historical experience and the extent of relevant information available from various third parties. A number of assumptions are made including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties (“PRP”) and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. We believe our range of exposure for these proceedings and known sites is $1.2 million to $2.8 million as of February 28, 2011. We have approximately $1.3 million in our environmental reserves recorded in our consolidated balance sheet.

In 1984, MSC was named as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at a Superfund site in Gary, Indiana. The U.S. District Court for the Northern District of

Indiana entered a Consent Decree between the government and certain PRPs (including MSC) on the scope of the remediation work at the site. We receive periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including MSC) to manage the remediation project. The estimated range of our remaining liability for this site was $0.8 million to $2.2 million at February 28, 2011. Remediation work is ongoing and we maintain a letter of credit for approximately $1.2 million to secure our obligation to pay our estimated share of these expenses. The estimate of our liability for this site was $0.8 million at February 28, 2011.

In 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois Environmental Protection Agency (“ILEPA”) has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. In the third quarter of fiscal 2008, the ILEPA hosted a status meeting regarding the ongoing work at the Lake Calumet site. ILEPA counsel advised that the ILEPA would be sending a letter to all PRPs to ask them to reimburse ILEPA for its costs to remediate conditions at the site. Consequently, we increased our environmental reserve of less than $0.1 million for this site to approximately $0.2 million in fiscal 2008. In the third quarter of fiscal 2009, the Company increased its reserve for this site by approximately $0.1 million based on a revised estimate of the costs to complete the remediation. In March 2010, the USEPA indicated it will make Lake Calumet a Superfund site, which will provide additional federal funds for the cleanup. To date, we have not received any notification that this designation has occurred. The Company cannot determine what effect, if any, this change in designation will have on its liability. The estimate of our liability for this site was $0.3 million at February 28, 2011.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and a number of other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California, (“Chatham Site”) for surface, soil and ground water contamination associated with former waste handling activities at the site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the Chatham Site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site and has approved a Remedial Action Plan for long-term remediation at the site. Remediation is expected to last well into the future. In the third quarter of fiscal 2009, the Company received a revised estimate of the costs to complete this work. The Company increased its reserve for this site by $0.1 million as of November 30, 2008, based on the new estimate to reflect our share of the increase to the estimated remediation costs. The estimate of our liability for this site was $0.1 million at February 28, 2011.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $0.02 par value, was listed on the New York Stock Exchange (“NYSE”) under the symbol “MSC” until March 25, 2009, when it was suspended from trading on the exchange. Our common stock was subsequently delisted from the NYSE and was quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “MASC.OB.” On September 20, 2010, trading in our common stock commenced on the NASDAQ Capital Market under the symbol “MASC.” The table below sets forth, by fiscal quarter, the high and low closing sales prices of our common stock during the past two fiscal years as reported by the NYSE, OTC Bulletin Board and NASDAQ.

Fiscal Year	Fiscal Quarter		High	Low
2011	1	st	$3.55	$1.70
	2	nd	4.75	2.75
	3	rd	5.40	3.80
	4	th	7.32	5.16

Fiscal Year	Fiscal Quarter		High	Low
2010	1	st	$1.50	$0.51
	2	nd	1.93	0.89
	3	rd	2.21	1.60
	4	th	2.25	1.65

There were 416 stockholders of record of our common stock at the close of business on April 22, 2011.

Dividends

MSC has not paid cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. If business circumstances should change, the Board of Directors may declare and instruct us to pay dividends.

Issuer Purchases of Equity Securities

On January 7, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of our common stock with no set expiration date. There were 98,316 shares remaining under this authorization as of February 28, 2011. On January 28, 2011, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of our common stock, in addition to the shares remaining under the January 2008 authorization. As of February 28, 2011, no shares had been purchased under this authorization. We repurchased 15,765 shares of our common stock during the fourth quarter of fiscal 2011 under the January 2008 authorization. Subsequent to February 28, 2011, MSC purchased approximately 562,000 shares of its stock under the two authorizations.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements. The information set forth below does not necessarily indicate results of operations in the future. To fully understand factors that may affect the comparability of this financial data, it should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes included in Item 8, “Financial Statements and Supplementary Data.”

Selected Financial Data

Material Sciences Corporation and Subsidiaries

(Dollars and number of shares in thousands, except per share data)	Fiscal Year
	2011	2010	2009	2008	2007
Statement of Operations Data
Net Sales	$137,624	$137,820	$187,026	$234,991	$262,627
Gross Profit	31,682	16,091	11,085	24,276	41,880
Income (Loss) from Continuing Operations Before Income Taxes	12,368	(11,705)	(25,628)	(10,821)	8,705
Income (Loss) from Continuing Operations	12,044	(11,620)	(33,111)	(6,464)	6,287
Net Income (Loss)(1)	12,044	(11,620)	(33,111)	(6,464)	6,287
Diluted Net Income (Loss) from Continuing Operations Per Share	0.93	(0.89)	(2.41)	(0.45)	0.43
Diluted Net Income (Loss) Per Share	$0.93	$(0.89)	$(2.41)	$(0.45)	$0.43
Balance Sheet Data
Working Capital	$56,223	$31,573	$33,176	$52,473	$56,204
Net Property, Plant and Equipment	30,476	41,138	47,746	67,301	74,904
Total Assets	113,930	104,050	110,039	164,315	188,438
Total Long Term Liabilities	11,795	13,812	13,824	14,576	9,191
Total Debt	—	—	—	—	—
Shareowners’ Equity	78,198	62,680	74,220	115,132	127,206
Average Capital Employed(2)	$70,439	$68,450	$94,676	$121,169	$124,917
Cash Flow Data
Depreciation, Amortization and Accretion	$5,572	$8,536	$10,671	$11,389	$10,919
Net Cash Provided by (Used in) Operating Activities	9,302	2,808	(1,840)	12,907	14,538
Capital Expenditures	$2,359	$1,094	$3,720	$6,694	$14,707
Financial Ratios
Gross Profit as a % of Net Sales	23.0%	11.7%	5.9%	10.3%	15.9%
SG&A Expenses as a % of Net Sales	16.4%	19.3%	18.1%	15.5%	12.8%
Income (Loss) from Continuing Operations
Before Income Taxes as a % of Net Sales	9.0%	(8.5%)	(13.7%)	(4.6%)	3.3%
Net Income (Loss) as a % of Net Sales	8.8%	(8.4%)	(17.7%)	(2.8%)	2.4%
Research and Development as a % of Net Sales	1.7%	2.0%	2.4%	2.8%	2.2%
Effective Income Tax Rate on Continuing Operations(3)	2.6%	0.7%	(29.2%)	40.3%	27.8%
Return on Average Shareowners’ Equity	17.1%	(17.0%)	(35.0%)	(5.3%)	5.0%
Return on Average Capital Employed	17.1%	(17.0%)	(35.0%)	(5.3%)	5.0%
Other Data
Per Share Information:
Book Value	$6.04	$4.80	$5.41	$8.02	$8.70
Market Price:
High	$7.32	$2.25	$8.67	$13.15	$13.33
Low	$1.70	$0.51	$0.90	$5.41	$8.72
Close	$7.32	$1.91	$1.01	$7.38	$10.77
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	12,957	13,049	13,716	14,358	14,622
Shareowners of Record	416	443	559	607	518
Number of Employees(4)	264	339	372	543	583
(1)	In 2011, MSC recorded a gain of $6,643 on the sales of our Middletown facility and equipment and certain of our Elk Grove Village coil coating assets, a charge of $3,720 related to asset impairment, and a charge of $1,324 related to restructuring expenses in connection with the sale of the Elk Grove Village coil coating assets. In 2010, the Company recorded restructuring expenses of $1,639, consisting primarily of employee termination benefits, in connection with a restructuring plan that eliminated production and selling, general and administrative (“SG&A”) positions. In 2009, MSC recorded a charge of $17,466 related to the valuation allowance for deferred tax assets; a charge of $8,092 related to long-lived asset impairment; a gain of $5,897 on the sale of the assets and real property located in Morrisville, Pennsylvania; and a charge of $2,206 related to forward purchase contracts for nickel and natural gas. In 2008, MSC recorded a charge of $1,319 related to goodwill impairment.
(2)	Average capital employed represents the average of the total debt and shareowners’ equity at the beginning and ending of the fiscal year.
(3)	See Note 9 of the Notes to the Consolidated Financial Statements entitled “Income Taxes.”
(4)	Represents full- and part-time employees from continuing operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We report segment information based on how we view our business for evaluating performance and making operating decisions. For the periods discussed in this Item 7, we report results on the basis of one reportable segment. This segment focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions consist of layers of metal and other coated materials used to manage noise and vibration in such products as automotive body panel parts; brake dampers; engine parts; appliances; heating, ventilating and air conditioning (“HVAC”); and computer disk drives. Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, gaskets, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, appliance, building and lighting markets. We use a significant level of shared assets and personnel across each of our product categories. It is common for a single customer to purchase products from several product categories.

The general state of the principal industries in which we operate presents a number of risks including the following:

•

Uncertainty in the North American Automobile Industry – The largest North American automobile manufacturers and key suppliers are also among our largest customers. They are recovering from a significant downturn in their industry and face strong foreign competition; downward pressure on prices; and complex, inflexible cost structures. While these customers are reporting sales growth from the lows hit in 2008 and 2009, they have not generally returned to their pre-recession levels. Labor costs also continue to challenge the domestic automakers. All of these factors could adversely affect our revenues and profits.

•

Pricing and Availability of Materials – The pricing of materials includes the cost of steel, zinc, nickel and other coatings, as well as, but not limited to, the cost of electricity and natural gas. The volatility of these prices affects our profitability, as we are not always able to efficiently pass price changes on to our customers.

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

We took steps in recent years to adjust our capacity to match market needs and to exit certain low-profitability coil coating markets. These actions were taken because we recognized that the coil coating marketplace had excess capacity, which was having a negative effect on our results. Leaving these markets allows us to focus our activities in higher margin, more specialized products. These were the significant steps taken:

•	In Deember 2008, the Company sold its assets, including real property, in Morrisville, Pennsylvania.
•	During fiscal 2009 and fiscal 2010, management implemented restructuring plans that resulted in the elimination of production and SG&A positions.
•

In April 2010, we sold a portion of our coil coating assets—including the coil coating machinery, related processing equipment, and corresponding customer base—associated with our Plant #7 in Elk Grove Village, Illinois (“Elk Grove Village”).

•	In June 2010, we sold the idled facility and related production equipment located in Middletown, Ohio (“Middletown”).

See additional discussion of all these transactions in the Notes to the Consolidated Financial Statements.

As a result, MSC improved its profitability by moving away from low margin coil coated products and reducing excess capacity and overhead costs. The Company also generated cash by selling the excess non-performing assets. While total sales are flat in fiscal 2011 compared to fiscal 2010, net income—both in absolute dollars and a percent of sales—has improved over this period. However, the sale of certain of our coil coating assets has us more dependent on fewer customers, and on a smaller selection of products, than in prior years. Although MSC has engaged in significant sales of production assets in recent years, it is unlikely this will continue. We will consider selling other non-core assets if the circumstances are appropriate.

At the end of fiscal 2009, based on the weight of available evidence, we determined that it was more likely than not that our deferred tax assets would not be realized. Accordingly, we recorded a valuation reserve and a charge to tax expense of $17.5 million in the fourth quarter of fiscal 2009. During fiscal 2010 and 2011, we continue to be uncertain whether all these assets will be realized. We have been able to use some of the deferred tax assets to offset tax expense resulting from the generation of taxable income. See additional discussion in Note 9 of the Notes to the Consolidated Financial Statements entitled “Income Taxes.”

During the fourth quarter of fiscal 2009, we determined that the declines in our sales and in the demand for our products represented a triggering event under accounting principles generally accepted in the United States of America (“GAAP”) and that the carrying amount of our long-lived assets was not fully recoverable. Accordingly, we recorded an impairment charge of $7.0 million to Asset Impairment Charges during that quarter. See the additional discussion in Note 17 of the Notes to the Consolidated Financial Statements entitled “Asset Impairment.”

Results of Operations as a Percentage of Net Sales (Fiscal Years)

	2011	2010	2009
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	77.0	88.3	94.1
Gross Profit	23.0	11.7	5.9
Selling, General and Administrative Expenses	16.4	19.3	18.1
Gain on Sale of Morrisville Assets	(4.8)	—	(3.2)
Asset Impairment Charges	2.7	0.3	4.3
Restructuring and Other	1.0	1.2	1.3
Income (Loss) from Operations	7.7	(9.0)	(14.7)
Total Other Income, Net	1.2	0.5	1.0
Income (Loss) from Continuing Operations Before Income Taxes	9.0	(8.5)	(13.7)
Provision (Benefit) for Income Taxes	0.2	(0.1)	4.0
Net Income (Loss)	8.8%	(8.4)%	(17.7)%

Results of Operations – Fiscal 2011 Compared with Fiscal 2010

($ in thousands)	2011	2010	Fav(Unfav) Variance	% Fav(Unfav) Variance
Net Sales	$137,624	$137,820	$(196)	(0.1)%
Gross Profit	$31,682	$16,091	$15,591	96.9%
% of Net Sales	23.0%	11.7%
Selling, General and Administrative	$22,621	$26,545	$3,924	14.8%
% of Net Sales	16.4%	19.3%

Net Sales

($ in thousands)	Net Sales
Application	Fiscal 2011	Fiscal 2010	Variance $	Variance %
Acoustical	$73,094	$66,873	$6,221	9.3%
Coated	64,530	70,947	(6,417)	(9.0)%
Total	$137,624	$137,820	$(196)	(0.1)%

Sales were relatively flat between fiscal years, decreasing by $0.2 million.

Acoustical sales increased by $6.2 million due to strong demand for our products from our automotive customers. Body panel laminate sales for fiscal year 2011 decreased by $1.3 million mainly due to lower shipments to General Motors as some models containing Quiet Steel® have gone out of production and General Motors stopped using the technology on certain models. This decrease was partially offset by higher body panel laminate sales to Ford and Chrysler. In addition, sales of Quiet Steel increased $5.8 million because of higher demand in the automotive market for brakes and engine-related products, as well as a move toward a new application in the appliance market. Returns and allowances (a component of net sales) improved by $1.7 million due to reductions in customer claims and scrap, plus higher revenues generated by scrap sales.

Sales of coated metal products declined overall by $6.4 million. The sale of coil coating assets at the Elk Grove Village facility accounted for a $20.1 million reduction. This facility primarily served the appliance and building products markets. Fuel tank sales to Ford decreased by $4.2 million because certain vehicles at Ford have converted to plastic fuel tank materials from the coated steel supplied by MSC. These lower volumes were offset by stronger shipments of EG and gasket products used in automotive applications, as well as higher sales from the launch of our new ElectroBrite® product, all of which increased sales by $14.3 million versus prior year. Returns and allowances (a component of net sales) improved by $3.5 million due to improvements in product mix (lower coil coating and higher EG), product quality and scrap sales.

Gross Profit. Our fiscal 2011 gross profit was $31.7 million, or 23.0% of net sales, compared to $16.1 million, or 11.7% of net sales in the prior fiscal year. The $15.6 million increase in gross profit for fiscal year 2011 came from two primary factors detailed below:

Sales and operating impacts accounted for an $11.8 million increase in gross profit due to:

•	The sales mix improved because of lower coil coating sales (due to the Elk Grove Village asset sale), and higher electrogalvanized coated metal and automotive acoustical shipments.
•	Excess capacity and production overhead costs were reduced by selling the Elk Grove Village coil coating production assets.
•	The fiscal 2010 restructuring reduced operational overhead positions.

The cost of non-conformance (product quality, net of scrap sales) improved by $3.8 million from a year ago:

•	Coil coating sales, which had a high cost of non-conformance, were down due to the Elk Grove Village asset sale.
•	A one time fiscal 2010 $1.1 million warranty expense related to the sold Morrisville facility was not repeated in fiscal 2011.
•	Scrap metal sales, which are a byproduct of our manufacturing process, increased by $1.6 million due to higher production volumes and improved scrap pricing in the secondary market.
•	Overall quality improvements were made in the ongoing operations.

SG&A Expenses. Selling, general and administrative expenses (“SG&A”) were $22.6 million, 14.7% lower than fiscal 2010’s $26.5 million. The main reasons for the improvement were decreases in headcount-related expenses resulting from the restructuring plans implemented in fiscal 2010 and 2011, as well as lower spending on professional fees and other discretionary expenses. These improvements were partially offset by higher incentive compensation expenses due to the reinstatement of the management incentive program in fiscal 2011, as well as higher expense for the directors’ phantom stock incentive program, which increased due to the increase in the market price of the Company’s stock.

Total Other Income, Net. Total other income, net, was $1.7 million in fiscal 2011 compared with $0.7 million in fiscal 2010. The increase was driven principally by rental income, which increased $0.8 million due to the lease of a portion of our Elk Grove Village Plant #7 facility. We also received dividends of $0.2 million from participating annuities purchased in 1975 as part of a pension plan that was terminated in 1989. These increases were partially offset by a reduction of interest income of $0.1 million due to the settlement of the note receivable we held in connection with the sale of the Morrisville facility. See Note 18 of the Notes to the Consolidated Financial Statements entitled “Morrisville Sale of Assets” for further discussion of the note receivable. Equity in results of joint venture resulted in income of $0.4 million in both fiscal 2011 and fiscal 2010 (see Note 3 of the Notes to the Consolidated Financial Statements entitled “Joint Venture”).

Income Taxes. Our effective income tax rate was an expense of 2.6% in fiscal 2011 as compared with a benefit of 0.7% in fiscal 2010. The increase was primarily due higher state income taxes as a result of new laws enacted during fiscal 2011 and the maintenance of a full valuation allowance on our U.S. deferred tax assets.

Results of Operations – Fiscal 2010 Compared with Fiscal 2009

($ in thousands)	2010	2009	Fav(Unfav) Variance	% Fav(Unfav) Variance
Net Sales	$137,820	$187,026	$(49,206)	(26.3)%
Gross Profit	$16,091	$11,085	$5,006	45.2%
% of Net Sales	11.7%	5.9%
Selling, General and Administrative	$26,545	$33,888	$7,343	21.7%
% of Net Sales	19.3%	18.1%

Net Sales

($ in thousands)	Net Sales
Application	Fiscal 2010	Fiscal 2009	Variance $	Variance %
Acoustical	$66,873	94,136	$(27,263)	(29.0)%
Coated	70,947	92,890	(21,943)	(23.6)%
Total	$137,820	$187,026	$(49,206)	(26.3)%

Sales decreased year over year by $49.2 million, split between our acoustical material sales and coated material sales.

Acoustical sales declined by $27.3 million due to the overall economic decline experienced in the automotive sector of the U.S. economy. MSC experienced lower sales in body panel laminates of $17.2 million, and brakes and engine of $5.2 million. This was partially offset by an increase in disk drive sales of $0.4 million. Returns and allowances (a component of net sales) decreased by $5.2 million mainly due to reductions in the quantity and market price of scrap.

Sales of coated metal products declined by $21.9 million from the prior year. The weakened economic condition in the U.S. adversely affected demand for all of our coated products, reducing sales of fuel tanks, appliances and EG products by $8.5 million. In addition, the sale of the coil coating assets of the Morrisville facility in fiscal 2009 further lowered sales by $11.1 million. Returns and allowances (a component of net sales) decreased by $2.3 million mainly due to reductions in the quantity and market price of scrap.

Gross Profit. Our fiscal 2010 gross profit was $16.1 million, or 11.7% of net sales, as compared with $11.1 million, or 5.9% of net sales in the prior fiscal year. The $5.0 million increase in gross profit for fiscal year 2010 was due to the three factors detailed below.

Sales and operating impacts accounted for a $4.5 million increase in gross profit:

•	Excess capacity and production overhead costs were reduced by selling the Morrisville coil coating production assets and exiting that low margin coil coating business.
•	Production overhead costs decreased, in part due to the fiscal 2009 restructuring.
•	Production performance improved in the ongoing operations.

The cost of non-conformance (product quality, net of scrap sales) reduced gross profit by $1.7 million from the prior year:

•	Scrap metal sales, which are a byproduct of our manufacturing process, were off $6.6 million due to lower production volumes and lower scrap pricing in the secondary market.
•	Quality improvements in product claims and production yields partially offset the scrap sales decline.

The lower demand for MSC products in fiscal 2009 meant the Company lost its Normal Purchase/Normal Sale exemption on some commodities used in production, so had to record appropriate expenses in accordance with GAAP. During fiscal year 2010, gains were recognized in gross profit on those contracts in the amount of $2.2 million.

SG&A Expenses. Selling, general and administrative expenses were $26.5 million, 21.7% lower than fiscal 2009’s $33.9 million. The main reasons for the improvement were decreases in headcount-related expenses resulting from the restructuring plans implemented in fiscal 2009, as well as lower spending on professional fees, and reductions in depreciation expense due to the write-down of the carrying values of corporate assets in the fourth quarter of fiscal 2009.

Total Other Income, Net. Total other income, net, was $0.7 million in fiscal 2010 compared with $1.9 million in fiscal 2009. While the Company recorded a gain on the sale of marketable securities of $0.8 million in fiscal 2009, it did not have a corresponding gain or loss in fiscal 2010. Foreign currency transaction gain decreased $0.3 million, due to fewer transactions in foreign currencies and lower fluctuation in currency exchange rates. Equity in results of joint venture resulted in income of $0.4 million in fiscal 2010 and $0.3 million in fiscal 2009 (see Note 3 of the Notes to the Consolidated Financial Statements entitled “Joint Venture”).

Income Taxes. Our effective income tax rate was a benefit of 0.7% in fiscal 2010 as compared with an expense of 29.2% in fiscal 2009. The change from the prior year was primarily due to the creation of a full valuation allowance against U.S. income tax benefits in fiscal 2009.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and sales of various assets. We believe that our cash on hand and availability under our credit facility will be sufficient to fund our operations and meet our working capital needs for the foreseeable future.

We generated $9.3 million of cash from operating activities in fiscal 2011. The main components of cash generated from operating activities consisted of net income of $12.0 million, non-cash activities of $2.6 million (consisting of depreciation, gains on the sales of the facility in Middletown and the coil coating assets at Elk Grove Village, and asset impairment) and a cash dividend received from Tekno of $0.8 million. This was offset by an increase in net working capital of $6.1 million, which was driven by a use of cash for increases in inventory, accounts receivable and accounts payable due to the timing of higher sales and production levels in the fourth quarter of fiscal 2011, and decreases in payroll-related accruals due to the payout of severance payments. In addition, our product mix in fiscal 2010 required higher investments in working capital than the coil coating products divested in the second quarter of fiscal 2011.

In fiscal 2011, we invested $2.4 million in capital improvement projects compared with $1.1 million and $3.7 million in fiscal 2010 and 2009, respectively. The fiscal 2011 investments were primarily to improve productivity and maintain production equipment. These amounts include capital improvements that were reflected in accounts payable on the Consolidated Balance Sheet at February 28, 2011 and 2010 of $0.9 million and $0.5 million, respectively. Fiscal 2012 capital expenditures are projected to be approximately $8.2 million, including those amounts in accounts payable at February 28, 2011.

In December 2008, we sold the Morrisville assets and received $5 million in cash and a note receivable for $4.1 million. In February 2009, the note was increased to $4.7 million for inventory sold to the buyer. We received $1.1 million in principal payments through February 28, 2010; reduced the note balance by $1.9 million in consideration for the transfer of all warranty liability to the buyer; and the buyer paid $1.7 million and retired the note in the first quarter of fiscal 2011. See Note 18 of the Notes to the Consolidated Financial Statements entitled “Morrisville Sale of Assets” for further discussion.

In April 2010, we sold a portion of our coil coating assets, including the coil coating machinery, related processing equipment and corresponding customer base associated with our Plant #7 in Elk Grove Village to Roll Coater, Inc. for $10 million ($9.3 million after investment banking fees). In addition, we entered into a three-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company recorded a gain on the sale of approximately $4.7 million (net of fees) in the first quarter of fiscal 2011. MSC also recorded $1.1 million of employee termination benefit expenses and $0.2 million of inventory write-off expenses in connection with the sale. See Note 20 of the Notes to the Consolidated Financial Statements entitled “Elk Grove Village Asset Sale” for further discussion.

In June 2010, we sold the idled facility and related production equipment located in Middletown to NCI Group for $4.9 million. The Company recorded a gain on the sale of approximately $1.9 million (net of fees) in the second quarter of fiscal 2011. See Note 19 of the Notes to the Consolidated Financial Statements entitled “Middletown Asset Sale” for further discussion.

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of February 28, 2011) or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company (including inventory, equipment, real property and intellectual property), reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. In January 2011, the Line was amended to allow any outstanding letters of credit to extend beyond the term of the Line. The Line expires on May 12, 2011; the Company is currently in discussions with JP Morgan Chase Bank, N.A. to extend the Line, or it may seek alternate sources of credit.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at February 28, 2011, was $3.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of February 28, 2011, nor were any amounts borrowed during the 12 months ended February 28, 2011 or 2010.

On January 7, 2008, our Board of Directors authorized the repurchase of up to 1 million shares of common stock, or approximately 7% of the shares outstanding at that time. On January 28, 2011, our Board of Directors authorized the repurchase of an additional 1 million shares of common stock, approximately 8% of the shares outstanding at that time. At February 28, 2011, there were 98,316 shares remaining to be purchased under the January 2008 authorization, and 1 million shares remaining under the January 2011 authorization. Subsequent to February 28, 2011, MSC purchased approximately 562,000 shares of its stock under the two authorizations.

The following table provides information about Company purchases of common stock (in thousands).

Period	Total Number of Shares Purchased	Total Cost	Total Number of Shares Purchased as Part of a Written Trading Plan(1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Board Authorization
March 1, 2008 – February 28, 2009	470	$3,200	286	817
March 1, 2009 – February 28, 2010	703	628	703	114
March 1, 2010 – February 28, 2011	16	112	16	1,098
Total	1,189	$3,940	1,005
(1)	On January 7, 2008, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. On December 4, 2008, the Company entered into a written trading plan to purchase up to 868,971 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The December 2008 10b5-1 trading plan expired on December 31, 2009. On January 28, 2011, the Company’s Board of Directors authorized the repurchase of up to 1 million shares of common stock. These 1 million shares were in addition to the 114,081 shares then remaining available for repurchase under the Board’s January 7, 2008 authorization. On February 25, 2011, MSC entered into a written trading plan under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program.

We continually review the potential for investments in our growth markets. In addition, we also evaluate the potential value to shareowners of divesting facilities or other assets that are not performing to our expectations. The Company does not have an active strategy of selling assets, but will consider appropriate opportunities if they will improve shareowner value. After year-end, the Board of Directors authorized management to develop a plan to sell the building at 2200 East Pratt Boulevard in Elk Grove Village, Illinois, which is currently a non-operating asset. See Note 21 of the Notes to the Consolidated Financial Statements entitled “Plan to Sell Elk Grove Village Building” for further information.

Contractual Obligations. The following table summarizes the contractual obligations we have outstanding as of February 28, 2011 (in thousands).

Contractual Obligations	Obligations Due In
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$5,277	$1,405	$1,443	$1,088	$1,341
Purchase Obligations	6,034	5,771	263	—	—
Other Long-term Liabilities(1)	7,341	1,348	2,988	1,856	1,149
Unrecognized Tax Benefits(2)	2,220	—	—	—	2,220
Total	$20,872	$8,524	$4,694	$2,944	$4,710
1)	Other Long-term Liabilities represent the expected payments for the Company’s funding requirements for pension and other postretirement benefits. See Note 7 of the Notes to the Consolidated Financial Statements for further information.
2)	Unrecognized tax benefits consist of $2.2 million for which we are not able to reasonably estimate the timing of the potential future payments. See Note 9 of the Notes to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of February 28, 2011, other than the operating leases presented in the table of contractual obligations.

Inflation

We believe that general inflation has not had a significant impact on fiscal 2011, 2010 or 2009 results of operations. However, as explained below in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” we have experienced fluctuating costs for both raw materials and energy that have had an effect on our gross profit in fiscal 2011, 2010 and 2009.

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

Revenue Recognition. We recognize revenue upon shipment of goods to customers, at which time title (our value-added content in the case of toll processing) and risk of loss pass to the customer. We record shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Operations. We also record reductions to revenue for credits issued to customers resulting from manufacturing claims for product defects, based upon historical experience and upon specific claims issues as they arise. Any differences between these estimates and our actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. We had claims reserves of $0.4 million as of February 28, 2011, including both general reserves and specifically identified reserves. A 10% increase in our manufacturing claims experience would have a negligible effect.

Allowance for Doubtful Accounts. We provide for an allowance for uncollectible accounts using both specific and general estimates. We calculate a specific reserve for disputed accounts receivable items by assessing specific receivables that are aged and evaluating the aging of the total receivable pool using both historical data and current knowledge of particular items. We calculate a general reserve for bankruptcy and insolvency by applying a fixed allowance percentage to the total receivable pool. The allowance for doubtful accounts was less than $0.1 million as of February 28, 2011, and $0.1 million as of February 28, 2010. A 10% increase or decrease in our estimates would result in a negligible change in the allowance.

Inventory. We carry inventory at the lower of cost or market, using either the specific identification or average cost method of cost valuation. Obsolete, damaged and excessive inventories are carried at net realizable value. Historical recovery rates, current market conditions, inventory receipt dates and sales plans are key factors used in assessing the net realizable value of obsolete, damaged and excess inventory. We evaluate the overheads allocated to inventory based upon factory run hours and charge costs related to abnormal under-utilization directly against income. We evaluate our ability to sell inventory and recover costs of inventory through the normal sales process and record “lower of cost or market” reserves in cases where we cannot. We evaluate these factors on an interim basis as well as at year end and record adjustments as appropriate to reflect necessary write-downs. There are inherent uncertainties related to determining the recoverability of inventory that may affect our future financial statements as we reevaluate the recoverable amounts during each interim period and year end. We had inventory reserves of $1.7 million as of February 28, 2011, net of scrap inventory that can be sold on the secondary market.

Long-Lived Assets. Long-lived assets consist of property, plant and equipment and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projections of cash flows on a non-discounted basis. If the carrying value of the long-lived assets is higher than the undiscounted cash flows related to the asset group, an impairment loss may be necessary. This loss is measured by the difference between the fair value of the assets and their carrying value. Fair value is determined based on market quotes, if available, or on valuation techniques such as discounted cash flows. The valuation techniques use certain assumptions we make including, but not limited to, the estimated fair market value of assets, which are based on additional assumptions such as public market data; depreciation factors for orderly liquidation, including allowances such as dismantlement and removal; and the relationship between replacement cost (new) and market value based on the age of the assets.

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

During fiscal 2010, we performed an additional analysis comparing the carrying amount of our long-lived assets to projections of undiscounted cash flows, using the process discussed above. The analysis indicated our long-lived assets used in domestic and foreign production were not impaired, but certain R&D and corporate assets might be impaired. We engaged third-party valuation consultants to assist us in determining the fair value of these assets as of February 28, 2010. Based on the fair values we determined, the asset values were not impaired as of that date and no adjustment was required.

We did not perform an analysis of the carrying amount of our long-lived assets during fiscal 2011, because we did not experience an event or conditions which indicated the carrying amount might be impaired. We did analyze the carrying amount of certain assets affected by the sale of coil coating assets located in Elk Grove Village. See Note 17 of the Notes to the Consolidated Financial Statements entitled “Asset Impairment” for further discussion of the analysis and results.

Income Taxes. We account for income taxes in accordance with the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences. These are attributed to the differences between the financial statement and income tax bases of assets and liabilities and tax credit and operating loss carryforwards using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The recoverability of deferred tax assets depends on our assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider a number of factors. These involve all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. In the event we determine that our future taxable income will not be sufficient to utilize our deferred tax assets, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in our statement of operations. We currently do not believe that we will fully realize the benefit of our deferred tax assets in the United States, Germany and China, except for the reversal of deferred tax liabilities, and so we have a full valuation allowance against these deferred tax assets.

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There are inherent uncertainties related to interpreting tax regulations in the jurisdictions in which we transact business. If judgments and estimates change, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for uncertain tax positions were $2.2 million offset by deferred tax assets of $1.7 million at February 28, 2011.

Retirement Plans. The plan obligations and related assets of defined benefit retirement plans (including the non-contributory supplemental pension plans for some of our officers) and other postretirement health care plans are presented in Note 7 of the Notes to Consolidated Financial Statements entitled “Retirement and Savings Plans.” Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by using a number of assumptions including the discount rate and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected. A one percentage point increase in the estimated discount rate would decrease the net pension expense by less than $0.1 million and decrease the estimated pension liability by $1.2 million. A one percentage point decrease in the discount rate would increase the net pension expense by less than $0.1 million and increase the estimated pension liability by $1.4 million. A one percentage point increase or decrease in the estimated future return on plan assets would have a $0.1 million relative effect on fiscal 2011 net pension expense. The estimated future return on plan assets for the fiscal 2011 pension benefit income calculation is 7.5%.

Environmental Reserves. We are a party to various legal proceedings in connection with the remediation of certain environmental matters. We record these environmental reserves based on historical experience and the extent of relevant information available from various third parties. A number of assumptions are made including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. We believe our range of exposure for these proceedings and known sites is $1.2 million to $2.8 million. As of February 28, 2011, the Company has approximately $1.3 million in its environmental reserves.

Accounting Pronouncements

In January 2010, the FASB issued guidance regarding fair value: 1) adding new requirements for disclosures about transfers into and out of Levels 1 and 2 measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements; and 2) clarifying existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance also required that disclosures about postretirement benefit plan assets be provided by classes of assets instead of by major categories of assets. The guidance was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity, which was effective for fiscal years beginning after December 15, 2010. The Company has adopted this guidance, which did not have any effect on its results of operations, financial position and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally in Europe, China, Japan and Malaysia, have a joint venture in Brazil, and have a production agreement with a company in Korea. This means we are subject to potentially adverse movements in foreign currency rates. For the years ended February 28, 2011, and February 28, 2010, foreign sales were approximately 9.0% and 8.0% of consolidated net sales, respectively. Historically, the effect of movements in the exchange rates has not been material to our financial position or our results of operations. We believe the movement in foreign currency exchange rates will not have a material adverse effect on our financial statements.

We had a $7.5 million line of credit at the lender’s prime rate of interest (3.25% on February 28, 2011) or at LIBOR plus 1.50%. There was no debt outstanding as of February 28, 2011, although we did have $1.3 million in outstanding letters of credit at that date. See Note 5 of the Notes to the Consolidated Financial Statements entitled “Indebtedness.”

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

In November 2010, we entered into a purchase contract to acquire natural gas for approximately $1.1 million in the 13 months ending February 2012. We have applied the Normal Purchase/Normal Sale election to this contract.

In March 2011, we entered into new purchase contracts to acquire zinc shot for approximately $1.6 million between March 2011 and February 2012. In January 2011, we entered into a new purchase contract to acquire nickel carbonate for approximately $0.9 million between March 2011 and February 2012. We have applied the Normal Purchase/Normal Sale election to these contracts.

The table below provides information about the Company’s nickel carbonate, zinc shot and natural gas inventory. The table presents the carrying amount of these commodities as of February 28, 2011.

Carrying Amount (in Thousands)
Inventory
Nickel Carbonate	$402
Zinc Shot	460
Natural Gas	12
Total	$874

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following pages contain the Financial Statements and Supplementary Data as required by Item 8 of Part II of Form 10-K.

Note:	All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of

Material Sciences Corporation

Elk Grove Village, IL

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation and subsidiaries (the “Company”) as of February 28, 2011 and 2010, and the related consolidated statements of operations, changes in shareowners’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended February 28, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Material Sciences Corporation and subsidiaries as of February 28, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL

April 29, 2011

Consolidated Statements of Operations

Material Sciences Corporation and Subsidiaries

	For the years ended February 28

(In thousands, except per share data)	2011	2010	2009
Net Sales	$137,624	$137,820	$187,026
Cost of Sales	105,942	121,729	175,941
Gross Profit	31,682	16,091	11,085
Selling, General and Administrative Expenses	22,621	26,545	33,888
Gain on Sale of Assets	(6,643)	—	(5,897)
Asset Impairment Charges	3,720	358	8,092
Restructuring	1,324	1,639	2,511
Income (Loss) from Operations	10,660	(12,451)	(27,509)
Other Income, Net:
Gain on Sale of Marketable Securities	—	—	841
Interest and Dividend Income, Net	79	215	248
Equity in Results of Joint Venture	491	385	252
Foreign Currency Transaction Gain (Loss)	(13)	(19)	308
Other, Net	1,151	165	232
Total Other Income, Net	1,708	746	1,881
Income (Loss) Before Provision (Benefit) for Income Taxes	12,368	(11,705)	(25,628)
Provision (Benefit) for Income Taxes	324	(85)	7,483
Net Income (Loss)	$12,044	$(11,620)	$(33,111)

Basic Net Income (Loss) Per Share	$0.93	$(0.89)	$(2.41)
Diluted Net Income (Loss) Per Share	$0.93	$(0.89)	$(2.41)
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	12,906	13,049	13,716
Dilutive Shares	51	—	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	12,957	13,049	13,716
Outstanding Common Stock Options Having No Dilutive Effect	261	380	472

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

(In thousands, except share data)	February 28, 2011	February 28, 2010
Assets
Current Assets:
Cash and Cash Equivalents	$35,629	$12,866
Receivables, Less Reserves of $420 and $716, Respectively	22,581	22,399
Income Taxes Receivable	616	604
Prepaid Expenses	428	484
Inventories:
Raw Materials	9,637	7,607
Finished Goods	11,269	12,255
Assets Held for Sale	—	2,916
Total Current Assets	80,160	59,131
Property, Plant and Equipment:
Land and Building	25,980	40,721
Machinery and Equipment	92,272	130,787
Construction in Progress	685	485
	118,937	171,993
Accumulated Depreciation	(88,461)	(130,855)
Net Property, Plant and Equipment	30,476	41,138
Other Assets:
Investment in Joint Venture	3,152	3,127
Other	142	654
Total Other Assets	3,294	3,781
Total Assets	$113,930	$104,050
Liabilities
Current Liabilities:
Accounts Payable	$15,126	$16,935
Accrued Payroll Related Expenses	2,718	4,232
Accrued Expenses	6,093	6,391
Total Current Liabilities	23,937	27,558
Long-Term Liabilities:
Pension and Postretirement Liabilities	7,015	10,775
Other	4,780	3,037
Total Long-Term Liabilities	11,795	13,812
Commitments and Contingencies	—	—
Shareowners’ Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	—	—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 18,993,892 Shares Issued and 12,893,560 Shares Outstanding as of February 28, 2011, and 18,979,796 Shares Issued and 12,905,229 Shares Outstanding as of February 28, 2010	380	380
Additional Paid-In Capital	80,004	79,784
Treasury Stock at Cost, 6,090,332 Shares as of February 28, 2011 and 6,074,567 Shares as of February 28, 2010	(56,885)	(56,774)
Retained Earnings	55,585	43,541
Accumulated Other Comprehensive Loss	(886)	(4,251)
Total Shareowners’ Equity	78,198	62,680
Total Liabilities and Equity	$113,930	$104,050

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28,

(In thousands)	2011	2010	2009
Cash Flows From:
Operating Activities:
Net Income (Loss)	$12,044	$(11,620)	$(33,111)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
Operating Activities:
Depreciation, Amortization and Accretion	5,572	8,536	10,671
Gain on Sale of Marketable Securities	—	—	(841)
Gain on Sale of Assets	(6,643)	—	(5,897)
Non-Cash Loss on Impairment of Fixed Assets	3,720	358	8,092
Non-Cash Loss on Derivative Instruments	—	31	2,206
Cash Distribution Received from Joint Venture	763	—	359
Change in Provision for Deferred Income Taxes	—	—	8,142
Compensatory Effect of Stock Plans	204	83	189
Loss on Disposal of Assets	—	—	421
Foreign Currency Transaction Gain	—	—	(354)
Other, Net	(738)	(450)	(252)
Changes in Assets and Liabilities:
Receivables	(1,881)	(7,565)	15,236
Income Taxes Receivable	(12)	1,963	1,042
Prepaid Expenses	56	177	75
Inventories	(1,008)	4,912	6,251
Accounts Payable	(2,172)	6,034	(11,212)
Accrued Expenses	(1,879)	(194)	(2,461)
Other, Net	1,276	543	(396)
Net Cash Provided by (Used in) Continuing Operations	9,302	2,808	(1,840)
Investing Activities:
Capital Expenditures	(2,359)	(1,094)	(3,720)
Proceeds from Sale of Marketable Securities	—	—	6,727
Proceeds from Sale of Assets	14,089	—	5,000
Proceeds from Note Receivable	1,732	1,059	—
Proceeds from Exclusivity Agreement	—	—	1,250
Transfer of Proceeds from Exclusivity Agreement to Escrow	—	—	(1,250)
Net Cash Provided by (Used in) Investing Activities	13,462	(35)	8,007
Financing Activities:
Purchase of Treasury Stock	—	(627)	(3,168)
Issuance of Common Stock	16	4	15
Net Cash Provided by (Used in) Financing Activities	16	(623)	(3,153)
Effect of Exchange Rate Changes on Cash	(17)	52	(263)
Net Increase in Cash	22,763	2,202	2,751
Cash and Cash Equivalents at Beginning of Year	12,866	10,664	7,913
Cash and Cash Equivalents at End of Year	$35,629	$12,866	$10,664
Non-Cash Transactions:
Asset Retirement Obligation Established	$11	$10	$9
Capital Expenditures in Accounts Payable at Year End	$873	$512	$96
Note Received in Sale of Morrisville Assets	$—	$—	$4,654
Reduction of Note Receivable for Transfer of Warranty Liability	$—	$1,862	$—
Treasury Stock Purchases in Accrued Liabilities at Year-End	$111	$—	$—
Supplemental Cash Flow Disclosures:
Interest Paid	$37	$47	$78
Net Income Taxes Paid (Refunded), Net	$463	$(1,995)	$40

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners’ Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance as of February 29, 2008	19,039,817	$381	$79,491	$88,272	(4,902,251)	$(52,978)
Net Loss	—	—	—	(33,111)	—	—
Issuance of Common Stock, Net of Cancellations	(62,453)	(1)	16	—	—	—
Compensatory Effect of Stock Plans	—	—	189	—	—	—
Purchase of Treasury Stock	—	—	—	—	(469,526)	(3,168)
Balance as of February 28, 2009	18,977,364	$380	$79,696	$55,161	(5,371,777)	$(56,146)
Net Loss	—	—	—	(11,620)	—	—
Issuance of Common Stock, Net of Cancellations	2,432	—	5	—	—	—
Compensatory Effect of Stock Plans	—	—	83	—	—	—
Purchase of Treasury Stock	—	—	—	—	(702,790)	(628)
Balance as of February 28, 2010	18,979,796	$380	$79,784	$43,541	(6,074,567)	$(56,774)
Net Income	—	—	—	12,044	—	—
Issuance of Common Stock, Net of Cancellations	14,096	—	16	—	—	—
Compensatory Effect of Stock Plans	—	—	204	—	—	—
Purchase of Treasury Stock	—	—	—	—	(15,765)	(111)
Balance as of February 28, 2011	18,993,892	$380	$80,004	$55,585	(6,090,332)	$(56,885)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28
(In thousands)	2011	2010	2009
Net Income (Loss)	$12,044	$(11,620)	$(33,111)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	359	897	(2,385)
Retirement Liability, Net of Benefit for Income Taxes of $0, $0, and $0, Respectively	3,006	(277)	(1,996)
Marketable Securities, Net of Benefit for Income Taxes of $0, $0 and $297	—	—	(456)
Total Other Comprehensive Income (Loss)	3,365	620	(4,837)
Comprehensive Income (Loss)	$15,409	$(11,000)	$(37,948)

The accompanying notes are an integral part of these statements.

Material Sciences Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Nature of Operations

The operations of Material Sciences Corporation and its wholly owned subsidiaries (“MSC,” “Company,” “we,” “our” or “us”) consist of providing material-based solutions for acoustical and coated applications. Principal markets include automotive, appliance, building and construction, lighting and electronics.

Summary of Significant Accounting Policies

The significant accounting policies of MSC, as summarized below, conform to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and the disclosures in the financial statements. Actual results could differ from those estimates. Significant estimates include cash flow projections related to the assessment of long-lived assets, deferred tax asset valuation allowances, reserves for inventory and receivable exposures, customer claims, income taxes, pension and postretirement benefits and contingencies.

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

Accounts Receivable

Accounts receivable are recorded at their estimated fair value net of allowances for doubtful accounts, claims, discounts and other credits expected to be granted to customers. The Company provides reserves for uncollectible receivables due to customer bankruptcy, insolvency or disputes over terms and conditions. The methodology for calculating the allowance for doubtful accounts includes an assessment of specific receivables that are aged and an assessment of the aging of the total receivable pool. MSC also records reductions of revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any differences between these estimates and actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. Total accounts receivable reserves were $0.4 million and $0.7 million at February 28, 2011 and February 28, 2010, respectively. The current portion of the note receivable related to the sale of the Morrisville assets included in accounts receivable was zero at February 28, 2011 and $1.7 million at February 28, 2010.

Inventories

Inventories are stated at the lower of cost or market, using either the specific identification or average cost method of cost valuation. Due to the continuous nature of the Company’s operations, work-in-process inventories are not material. MSC holds some of its inventory at outside processors and locations. The Company had approximately $4.5 million and $3.6 million of inventory at outside processors at February 28, 2011 and February 28, 2010, respectively.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, based on projections of non-discounted cash flows. If the carrying value of the depreciable long-lived assets is higher than the undiscounted cash flows related to the asset group, an impairment loss may be necessary. The impairment would be measured by the difference between the fair value of the assets and their carrying value. Fair value is determined based on market quotes, if available, or based on valuation techniques such as discounted cash flows. The valuation techniques require us to make assumptions, including, but not limited to, estimated fair value of assets, which are based on additional assumptions, such as public market data; depreciation factors for orderly liquidation, including allowances such as dismantlement and removal; and the relationship between replacement cost and market value based on the age of the assets.

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

Research and Development

The Company expenses all research and development costs in the period incurred. Research and development expenses of $2.3 million, $2.8 million and $4.5 million in fiscal 2011, 2010 and 2009, respectively, are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

Foreign Currency

The Company’s international operations are translated into U.S. dollars using current exchange rates at the balance sheet date for assets and liabilities. A weighted average exchange rate is used to translate sales, expenses, gains and losses. The currency translation adjustments are reflected in accumulated other comprehensive loss in Shareowners’ Equity. Transactions denominated in currencies other than U.S. dollars are translated at the spot rate when the transaction is settled. Any gains or losses from the settlement are reflected in other income in the Consolidated Statement of Operations.

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. At the end of fiscal 2009, we determined that we needed to provide a valuation reserve for a substantial portion of our deferred tax assets, and recorded a $17.5 million charge to income. We recorded a tax benefit of $4.4 million in fiscal 2011 and a tax expense of $4.3 million in fiscal 2010 to adjust the valuation reserve for changes in deferred income tax assets. See Note 9 entitled “Income Taxes” for further discussion of this reserve.

Equity Plans

The Company has one active equity award plan: the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. MSC also has one inactive equity award plan: the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”), which expired on February 29, 2004. See Note 11 entitled “Equity and Compensation Plans” for additional discussion on both plans.

The Company recorded $0.2 million, $0.1 million and $0.1 million of compensation expense, net of applicable taxes, related to stock options for each year in fiscal 2011, 2010 and 2009. See Note 11 entitled “Equity and Compensation Plans” for a complete discussion of these items.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at February 28, 2011 and February 28, 2010 are as follows:

(in thousands)	February 28, 2011	February 28, 2010
Foreign Currency Translation	$2,059	$1,700
Pension Liability, Net of Tax of $1,483 and $1,483	(3,735)	(3,707)
Other Post Retirement Liabilities, Net of Tax of $865 and $865	790	(2,244)
Total	$(886)	$(4,251)

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance regarding fair value: 1) adding new requirements for disclosures about transfers into and out of Levels 1 and 2 measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, and 2) clarifying existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance also required that disclosures about postretirement benefit plan assets be provided by classes of assets instead of by major categories of assets. The guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity, which was effective for fiscal years beginning after December 15, 2010. The Company has adopted this guidance, which did not have any effect on its results of operations, financial position and cash flows.

Consideration of Events Subsequent to the Date of the Consolidated Balance Sheet

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the Consolidated Balance Sheet, including the estimates inherent in the process of preparing the consolidated financial statements. MSC does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the Consolidated Balance Sheet but arose after that date and before the consolidated financial statements are issued. For these purposes, and relating to the February 28, 2011 Consolidated Balance Sheet, the Company has evaluated events occurring after that date through the date of this report. Any significant events that occurred after February 28, 2011, and which had an effect on the February 28, 2011 consolidated financial statements are reflected in these statements or the related notes, and are identified as subsequent events.

Note 2: Short Term Investments

During fiscal 2009, the Company accounted for its short-term investments at fair value. As of February 28, 2011 and February 28, 2010, the Company held no short-term investments.

Note 3: Joint Venture

In November 2000, a subsidiary of MSC formed a joint venture with Tekno to manufacture and sell Quiet Steel® and disc brake noise damper material for the South American market. Tekno’s sales were $4.5 million, $4.2 million and $4.5 million in fiscal 2011, 2010 and 2009, respectively. Tekno’s income was $1.0 million, $0.8 million and $0.5 million in fiscal 2011, 2010 and 2009, respectively. MSC owns 51% of the equity interest and holds 50% of the voting interest in the joint venture.

Under the equity method, MSC includes its portion of Tekno’s results of operations in the Consolidated Statements of Operations under equity in results of joint venture. The equity in results of joint venture was net income of $0.5 million, $0.4 million and $0.3 million in fiscal 2011, 2010 and 2009, respectively. The Company received cash dividends of $0.8 million and $0.4 million in fiscal 2011 and fiscal 2009, respectively.

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

In 1984, MSC was named as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at a Superfund site in Gary, Indiana. The U.S. District Court for the Northern District of Indiana entered a Consent Decree between the government and certain PRPs (including MSC) on the scope of the remediation work at the site. We receive periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including MSC) to manage the remediation project. The estimated range of our remaining liability for this site was $0.8 million to $2.2 million at February 28, 2011. Remediation work is ongoing and we maintain a letter of credit for approximately $1.2 million to secure our estimated share of these expenses. The estimate of our liability for this site was $0.8 million at February 28, 2011.

In 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois, for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its costs. In March 2010, the USEPA indicated it will make Lake Calumet a Superfund site, which will provide additional federal funds for the cleanup. To date, we have not received any notice that this designation has occurred. The Company cannot determine what effect, if any, this change in designation will have on its liability. The estimate of the Company’s liability for this site was $0.3 million at February 28, 2011.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and many other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California (“Chatham Site”) for surface, soil and ground water contamination associated with former waste handling activities at the site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site and has approved a Remedial Action Plan for long-term remediation at the site. Remediation is expected to last well into the future. In the third quarter of fiscal 2009, MSC received a revised estimate of the costs to complete the remediation of the site. Based on the new estimate, the Company increased its reserve for this site by $0.1 million to $0.2 million in the third quarter of fiscal 2009. The estimate of the Company’s liability for this site was $0.1 million at February 28, 2011.

MSC’s environmental reserves were approximately $1.3 million and $1.4 million as of February 28, 2011 and February 28, 2010, respectively. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its results of operations, financial position or cash flows, given the reserves recorded as of February 28, 2011 and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties including, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s range of exposures. MSC believes its range of exposure for all known sites, based on allocations of liability among PRPs and the most recent estimate of remedial work, was $1.2 million to $2.8 million at February 28, 2011.

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

Note 5: Indebtedness

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of February 28, 2011) or Libor plus 1.50%. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company (including inventory, equipment, real property and intellectual property), reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. In January 2011, the Line was amended to allow any outstanding letters of credit to extend beyond the term of the Line. The Line expires on May 12, 2011; the Company is currently in discussions with JP Morgan Chase Bank, N.A. to extend the Line, or it may seek alternate sources of credit.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at February 28, 2011, was $3.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of February 28, 2011, nor were any amounts borrowed during the 12 months ended February 28, 2011 or 2010.

Note 6: Leases

MSC leases one manufacturing facility (Walbridge, Ohio) under a lease ending April 30, 2012, with the option to extend in three-year increments through April 30, 2027. The Company also leases its Application Research Center in Michigan under a lease ending in September 2018, with the option to extend in five-year increments through September 2043. The Company is in compliance with all the terms of these leases. Other equipment is leased under non-cancelable operating leases. The table below presents future minimum lease payments.

(in thousands)
2012	$1,405
2013	792
2014	652
2015	540
2016	547
2017 and Thereafter	1,341
Total Minimum Lease Payments	$5,277

Total rental expense under operating leases was $1.5 million in fiscal 2011, $1.8 million in fiscal 2010 and $2.0 million in fiscal 2009. Rental income was $1.2 million, $0.5 million and $0.6 million in fiscal 2011, 2010 and 2009, respectively. Over the next three years, we will recognize $2.5 million in other income under contractual rental agreements.

Note 7: Retirement and Savings Plans

As of February 28, 2011, the Company had one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k): Material Sciences Corporation Savings & Investment Plan (the “SIP”). All employees of MSC can elect to participate in the SIP. Mercer Trust Company is the custodial trustee of all SIP assets and participant loans.

Under the SIP, participants may contribute up to 85% of their annual compensation, as defined in the SIP, subject to certain Internal Revenue Code limitations. The Company may, at its discretion, make matching contributions to the SIP at varying rates by location on the first 6% of base compensation. MSC also makes an annual contribution into the SIP at varying rates by location for employees who were covered under a defined contribution pension plan in prior years. The cost of the SIP was $0.5 million in fiscal 2011, $0.5 million in fiscal 2010 and $1.2 million in fiscal 2009.

MSC has non-contributory defined benefit pension plans that cover some of its employees. The Company provides amounts required to meet ERISA funding requirements for these defined benefit plans. All the defined benefit plans are frozen, so no additional benefits accrue under them and there are no new participants. In addition to the benefits previously described, some former MSC officers participated in a non-contributory supplemental pension plan that is still outstanding.

The Company provides some of its retired employees with certain postretirement health care benefits, which MSC may periodically amend or modify. Certain employees may be eligible for these benefits if they reach normal retirement age while employed by the Company.

During the third quarter of fiscal 2011, the Company identified an error in computing benefit costs for certain of its postretirement benefit plans. Benefit costs in fiscal 2008, 2009, 2010 and the first two quarters of fiscal 2011 were overstated because a reduction in benefits implemented in fiscal 2008 was not reflected in the computation of benefit costs for those periods. The cumulative effect of the error at November 30, 2010, was a $0.4 million reduction in expense, of which $0.2 million related to prior fiscal years, and a reduction of the accrued liability at November 30, 2010, of $0.6 million. MSC recorded the cumulative effect in the third quarter of fiscal 2011.

Additionally, in November 2010 the Company notified beneficiaries of its postretirement benefit plans that the plans would be amended and the benefits available under the plans would be reduced effective January 1, 2011. The effect of the amendments was a reduction of the accrued liability at November 30, 2010, of $1.5 million. Actuarial adjustments, changes in employee participation, and normal benefit payments accounted for an additional reduction of the accrued liability at November 30, 2010, of $0.3 million. In total, the liability for postretirement benefits was reduced by $2.4 million at November 30, 2010.

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

	Pension Benefits		Postretirement Benefits
(in thousands except %)	2011	2010	2011	2010
Change in Benefit Obligation:
Obligation, March 1	$14,032	$13,134	$4,963	$3,860
Service Cost Benefits Earned During the Period			63	100
Interest Cost on Benefit Obligation	673	813	205	273
Plan Amendments	—	—	—	—
Actuarial (Gain) Loss	1,118	1,454	(1,154)	1,188
Benefit Payments	(1,348)	(1,369)	(277)	(458)
Curtailments	—	—	—	—
Other Plan Changes(1)	—	—	(1,958)	—
Obligation, February 28	$14,475	$14,032	$1,842	$4,963
Change in Plan Assets:
Plan Assets at Fair Value, March 1	$7,096	$5,237	—	$—
Actual Return on Plan Assets	1,236	2,086	—	—
Company Contributions	1,321	1,142	277	458
Benefit Payments	(1,348)	(1,369)	(277)	(458)
Plan Assets at Fair Value, February 28	$8,305	$7,096	$—	$—
Funded Status:
Funded Status	$(6,170)	$(6,936)	$(1,842)	$(4,963)
(1)	Discussed above

	Pension Benefits
	2011	2010
Plans with Accumulated Benefit Obligation in excess of Plan Assets
Accumulated Benefit Obligation	$14,475	$14,032

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost:
Service Cost Benefits Earned During the Period	$—	$—	$—	$63	$99	$138
Interest Cost on Benefit Obligation	674	813	773	205	273	242
Expected Return on Assets	(534)	(388)	(649)	—	—	—
Amortization of Prior Service Cost	—	—	—	(64)	—	—
Amortization of Net (Gain) Loss	389	481	293	218	186	165
Settlements and Curtailment	—	—	—	—	—	—
Net Periodic Benefit Cost	$529	$906	$417	$422	$558	$545

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Amounts Recognized in the Consolidated Balance Sheets
Prepaid Benefit Cost	$—	$—	$—	$—
Current Liability	(825)	(922)	(178)	(201)
Non-Current Liability	(5,351)	(6,014)	(1,664)	(4,761)
Net Amount Recognized	$(6,176)	$(6,936)	$(1,842)	$(4,962)

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Amounts Recognized in Accumulated Other Comprehensive Loss
Prior Service Cost (Credit)	$—	$—	$(1,893)	$—
Net (Gain) or Loss	5,217	5,190	1,968	3,108
Net Amount Recognized	$5,217	$5,190	$75	$3,108

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (Gain) or Loss	$416	$(244)	$(1,154)	$1,188
Amortization of Prior Service Cost (Credit)			64	—
Prior Service Cost (Credit)			(1,958)	—
Adjustment for 2007 Plan Amendment			233	—
Amortization of Net (Gain) or Loss	(389)	(481)	(218)	(186)
Net Amount Recognized	$27	$(725)	$(3,033)	$1,002

	2011	2010	2009
Assumptions Used in Determining the Plans’ Funded Status:
Discount Rate(1)	5.22%-5.50%	5.64%-5.94%	6.81%-6.86%
Rate of Increase in Compensation Levels	N/A	N/A	N/A

	2011	2010	2009
Assumptions Used in Determining Net Periodic Benefit Cost:
Discount Rate	5.64%-5.94%	6.81%-6.86%	6.25%
Expected Long-Term Rate of Return on Assets	7.50%	7.50%	8.40%

MSC continues to review its postretirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated postretirement benefit obligation and net cost, MSC assumed health care cost annual increases would decline from 7% to 5% per year over the life of the obligation. However, for some benefits no trend rate is applicable. The Company’s weighted average discount rate was 5.87% as of the February 28, 2011, measurement date.

A 1% increase in assumed health care cost trend rates will raise the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million, and the health care component of the accumulated postretirement benefit obligation by $0.1 million as of February 28, 2011. A 1% decrease in assumed health care cost trend rates will lower the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million, and the health care component of the accumulated postretirement benefit obligation by $0.1 million as of February 28, 2011.

Plan Assets. The Company’s pension plan weighted-average asset allocations at February 28, 2011 and February 28, 2010, by asset category, were as follows:

	2011	2010
Equity Securities	65%	67%
Debt Securities	35%	33%
Total	100%	100%

The investment objective of MSC’s pension plans is to meet the current and future defined benefit payments of participants and beneficiaries of its retirement plans. The plans will invest in funds with appropriate long-term goals and objectives. Individual funds included will seek to provide a long-term competitive rate of return, net of expenses, at appropriate risk levels—which over the long run is equal to or exceeds outlined benchmarks. To maximize diversification, the plans will invest in portfolios within four broad asset classes: bonds, large company stocks, small company domestic stocks and foreign stocks. To provide additional diversification and further reduce the volatility of the portfolio, the Plans will divide the large and small stock domestic portions between value and growth managers.

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

•	Level 1—Quoted prices for identical instruments in active markets.
•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The table below summarizes the fair value measurements of the Trust’s assets at February 28, 2011 and 2010, by asset class.

(in thousands)	Balance as of February 28, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$96	$96	$—	$—
Mutual Funds—Equity Securities	$5,411	$5,411	—	—
Mutual Funds—Bonds	$2,798	$2,798	—	—
Total	$8,305	$8,305	$—	$—

(in thousands)	Balance as of February 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$35	$35	$—	$—
Mutual Funds—Equity Securities	$4,749	$4,749	—	—
Mutual Funds—Bonds	$2,312	$2,312	—	—
Total	$7,096	$7,096	$—	$—

The Company expects to contribute approximately $1.2 million to its qualified and non-qualified defined benefit pension plans in fiscal 2012. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years after that, are shown in the table below (in thousands).

Expected Benefit Payments:
2012	$1,320
2013	1,281
2014	1,184
2015	1,141
2016	951
2017 through 2021	3,789
Total	$9,666

MSC expects to contribute approximately $0.2 million to its postretirement benefit plans other than pensions in fiscal 2012. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five following fiscal years, are shown in the table below (in thousands).

Expected Benefit Payments:
2012	$178
2013	149
2014	127
2015	120
2016	111
2017 through 2021	556
Total	$1,241

Note 8: Interest Income, Net

The table presented below analyzes the components of interest income, net.

(in thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Interest Expense	$(36)	$(45)	$(68)
Interest Income	115	260	316
Interest Income, Net	$79	$215	$248

Note 9: Income Taxes

Income (loss) from continuing operations before income taxes was as follows:

(in thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
United States	$12,900	$(10,762)	$(23,996)
Foreign	(532)	(943)	(1,632)
	$12,368	$(11,705)	$(25,628)

The components of the provision (benefit) for income taxes and reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

(in thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Tax Provision (Benefit)
Current:
Federal	$(32)	$(224)	$(707)
State	341	136	36
Foreign	15	3	12
	324	(85)	(659)
Deferred:
Federal	—	—	7,188
State	—	—	1,130
Foreign	—	—	(176)
	—	—	8,142
Tax Provision (Benefit)	$324	$(85)	$7,483

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Tax Rate Reconciliation
Tax Provision (Benefit) at Federal Statutory Rate	$4,329	$(4,097)	$(8,869)
State and Local Taxes, Net of Federal Tax Benefit	521	(237)	(826)
Effect of Changes in Tax Rates	(88)
Reserve Adjustment	(96)	90	98
Valuation Allowance	(4,398)	4,263	17,466
Research and Development Credit	(79)	(57)	(169)
Other, Net	135	(47)	(217)
Tax Provision (Benefit) at Effective Income Tax Rate	$324	$(85)	$7,483

Temporary differences that give rise to deferred tax assets and (liabilities) were as follows:

(in thousands)	Fiscal 2011	Fiscal 2010
Reserves Not Deductible Until Paid	$1,927	$2,767
Employee Benefit Liabilities	5,127	6,452
Net Operating Loss and Tax Credit Carryforwards	8,498	12,552
Property and Equipment	4,747	3,814
Other	456	176
Total Gross Deferred Tax Asset	$20,755	$25,761
Valuation Allowance	(20,755)	(25,761)
Total Deferred Tax Assets	$0	$0

The Company records deferred tax assets and liabilities using enacted tax rates on the differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has set up a full valuation allowance for its deferred tax assets as of February 28, 2011, because it is more likely than not that these benefits will not be realized. The valuation allowance decreased by $5.0 million mainly due to the generation of pretax profits in fiscal year 2011.

As of February 28, 2011, deferred tax assets for federal, state and foreign net operating losses and tax credit carry forwards of $7.0 million were available with an unlimited expiration date, and the remaining $1.5 million expires in varying amounts in fiscal years 2014 through 2030.

There are inherent uncertainties related to the interpretation of tax laws in the jurisdictions in which the Company transacts business. In evaluating its various tax filing positions, the Company records tax benefits only if management determines that they are more likely than not to be sustained. Adjustments are made to the Company’s liability for unrecognized tax benefits in the period in which an issue is settled with the respective tax authorities, the statute of limitations expires or when new information becomes available. Adjustments to the amounts accrued may increase or decrease tax expense in any period. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Gross unrecognized tax benefits at beginning of year	$2.5	$3.1	$3.4
Increases in tax positions for prior years	0.0	0.0	0.1
Decreases in tax positions for prior years	(0.2)	(0.6)	(0.2)
Increases in tax positions for current year	0.0	0.0	0.0
Settlements	0.0	0.0	0.0
Lapse in statute of limitations	(0.1)	0.0	(0.2)
Gross unrecognized tax benefits at end of year	$2.2	$2.5	$3.1

Amounts accrued for tax liabilities due to the potential change in judgments and estimates are $2.2 million offset by deferred tax assets of $1.7 million at February 28, 2011; the remainder was a liability on the balance sheet as of February 28, 2011. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $1.4 million at February 28, 2011, $1.5 million at February 28, 2009, and $1.8 million at February 29, 2008.

The Company does not anticipate that the total amount of unrecognized tax benefits of $2.2 million will significantly change during the next 12 months. The period open for tax examinations varies depending on the tax jurisdiction. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2010. MSC is under audit in Germany for fiscal years 2004 through 2007. The resolution of the German tax audit is not expected to materially affect the results of operations, financial position or cash flows.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The Company recorded $(0.1), zero and $0.1 million of interest and penalties in the fiscal 2011, 2010 and 2009 Consolidated Statement of Operations, respectively. The total accrued interest expense related to tax uncertainties recognized in the Consolidated Balance Sheets was $0.3 million at February 28, 2011, and $0.4 million at February 28, 2010.

Note 10: Significant Customers and Export Sales

Due to the concentration in the automotive industry, sales to individual automotive customers—including indirect sales—are significant. The following table shows direct sales to our significant customers that represented 10% or more of consolidated net sales for any of fiscal 2011, 2010 or 2009.

	% of Consolidated Net Sales
Customer	Fiscal 2011	Fiscal 2010	Fiscal 2009
Ford	18%	21%	16%
Chrysler	17%	11%	12%
U.S. Steel	15%	7%	5%
General Motors	3%	10%	15%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of February 28, 2011 and February 28, 2010.

	% of Consolidated Gross Accounts Receivable
Customer	February 28, 2011	February 28, 2010
U.S. Steel	24%	8%
Ford	18%	21%
Chrysler	14%	15%
Federal Mogul	5%	1%

For certain automotive and steel mill customers, we may purchase unprocessed steel and then sell the finished, coated or laminated steel back to the same customer. For those companies, we may carry significant offsetting accounts payable balances.

MSC’s domestic and foreign net sales are presented in the chart below. Sales to customers in any one foreign country did not comprise greater than 10% of consolidated net sales for any period presented.

Net Sales (in thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Domestic	$125,179	$126,988	$177,087
Foreign	12,445	10,832	9,939
Total	$137,624	$137,820	$187,026

Domestic net sales included sales originated by our domestic subsidiaries and shipped to customers located in Asia of $3.5 million, $2.0 million and $0.2 million for the three years ended February 28, 2011, 2010 and 2009, respectively.

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

There were 150,000 shares authorized under the 2001 Directors Plan. This plan consisted of grants that provide for all or a portion of each non-employee director’s annual retainer. The 2001 Directors Plan expired on February 29, 2004 and no additional grants will be made under the plan. As of February 28, 2011, options for 25,958 shares were outstanding and exercisable under the 2001 Directors Plan.

The Company recorded $0.2 million, $0.1 million and $0.1 million of compensation expense, net of applicable taxes, related to stock options for each year in fiscal 2011, 2010 and 2009 Consolidated Statement of Operations.

Stock Option Activity

The Company granted 200,000 stock options during fiscal 2011. The weighted average Black-Scholes value of each option granted was $0.93. MSC did not grant stock options during fiscal 2010. The Company granted 393,793 stock options during fiscal 2009. The weighted average Black-Scholes value of each option granted was $3.14. The Company granted 20,000 stock options during the fourth quarter of fiscal 2008. The weighted average Black-Scholes value of each stock option granted is $2.58. As of February 28, 2011, there was $0.2 million of total gross compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending in the first quarter of fiscal 2014.

The following tables summarize stock option activity for fiscal year 2011:

	Options Outstanding
Stock Option Activity	Directors	Key Employees	Weighted Average Exercise Price	Aggregate Intrinsic Value (in $000’s)
Outstanding as of February 28, 2010	25,958	354,400	$9.52	$—
Granted	—	200,000	2.00	—
Exercised	—	—	—	—
Canceled/Forfeited	—	(131,957)	$8.39	—
Outstanding as of February 28, 2011	25,958	422,443	$6.50	$1,064
Exercisable as of February 28, 2011	25,958	117,050	$11.69	$—
Vested or Expected to Vest as of February 28, 2011	25,958	422,443	$6.50	$1,064

The total intrinsic value of options exercised in fiscal 2011 and 2010 was zero; in fiscal 2009, it was $0.1 million.

The Company has elected to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. MSC will reconsider use of this pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants in future periods have characteristics that cannot be reasonably estimated using this model. The following weighted average assumptions were used for the option grants in fiscal 2011 and 2009:

Dividend Yield	0.0%
Risk-Free Interest Rate	2.73%
Expected Volatility	42.76%
Expected Life (in Years)	6.3

MSC has not paid dividends in the past. As such, the Company uses a dividend yield percentage of zero. It uses a risk-free interest rate consistent with the yield available on a U.S. Treasury Note with a term equal to the expected term of the underlying grant. The expected volatility was estimated based upon the historical volatility of the Company’s share price. The expected life was an average of the initial vesting period and the remaining life of the grants at the end of the fiscal year. The following table shows stock options outstanding and stock options exercisable at February 28, 2011:

	Options Outstanding as of February 28, 2011			Exercisable Options as of February 28, 2011
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 2.00 - $ 8.00	325,393	6.43	$4.31	20,000	$8.00
$ 9.05 - $14.05	123,008	0.57	$12.30	123,008	$12.30
$ 2.00 - $14.05	448,401	4.82	$6.50	143,008	$11.69

Restricted Stock Activity

Here is a summary of restricted stock transactions for fiscal 2010 and 2011:

Unvested as of February 29, 2009	0
Granted	.—
Vested	—
Canceled	0
Unvested as of February 28, 2010	0
Granted	30,000
Vested	—
Canceled	0
Unvested as of February 28, 2011	30,000

MSC granted two blocks of 10,000 shares of restricted stock during the first quarter of fiscal 2011 and one block of 10,000 shares during the fourth quarter of fiscal 2011. The market price on the grant dates was $ 1.95, $3.22 and $6.77, respectively. The stock is subject to restrictions, including a restriction on selling or transferring the stock for a period of three years. The Company did not grant any shares of restricted stock during fiscal 2010.

Employee Stock Purchase Plan

MSC has an Employee Stock Purchase Plan that permits eligible employees to buy shares of common stock on the last day of two six-month purchase periods (February 28 or 29 and August 31 of each year) at 85% of the fair market value of the stock on these measurement dates. Shares of common stock sold to employees under this plan were 4,096 in fiscal 2011, 2,432 in fiscal 2010 and 4,347 in fiscal 2009. The amount the Company recorded as compensation expense related to this plan was not significant in any period presented.

Treasury Stock

On January 7, 2008, the Board authorized the repurchase of up to 1 million shares of common stock, or approximately 7% of the shares outstanding at that time. On January 28, 2011, the Board authorized the repurchase of an additional 1 million shares of common stock, or approximately 8% of the shares outstanding at that time. As of February 28, 2011, approximately 98,316 shares remain to be purchased under the January 2008 authorization; there have been no purchases under the January 2011 authorization.

The following table provides information about Company purchases of common stock (in thousands).

Period	Total Number of Shares Purchased	Total Cost	Total Number of Shares Purchased as Part of a Written Trading Plan(1)	Maximum Number of Shares that May Yet Be Purchased
March 1, 2008 – February 28, 2009	470	3,200	286	817
March 1, 2009 – February 28, 2010	703	628	703	114
March 1, 2010 – February 28, 2011	16	111	16	1,098
Total	1,189	$3,939	1,005
(1)

On February 4, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”) as part of the existing share repurchase program. By March 14, 2008, the maximum dollar value of shares permitted to be purchased under the February 2008 10b5-1 plan had been purchased. On December 4, 2008, MSC entered into a written trading plan to purchase up to 868,971 shares under Rule 10b5-1 as part of the existing share repurchase program. The December 10b5-1 trading plan expired on December 31, 2009. On February 25, 2011, the Company entered into a written trading plan under Rule 10b5-1 as part of the existing share repurchase program. Subsequent to February 28, 2011, MSC purchased approximately 562,000 shares of its stock under the two authorizations.

Note 12: Business Segments

MSC operates in one segment based on how the Chief Operating Decision Maker views its business for evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers and other coated materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and EG protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. MSC’s material-based solutions are designed to meet specific customer requirements for the automotive, appliance, building and construction, lighting and electronics markets. The Company uses a significant level of shared assets and personnel across each of its product categories. It is common for a single customer to purchase products from several different product categories.

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform the coils of cold rolled steel into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are to be bonded to the cold rolled steel coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the steel and method used to bond them. Various paints and coatings are applied by running the uncoiled steel ribbon through a paint bath and baking it onto the steel in high temperature ovens. Our proprietary Quiet Steel is produced by bonding two metal coils together with highly engineered viscoelastic core materials. Zinc and zinc-nickel corrosion protections are applied by running the steel through metal electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge, Ohio facility.

We use a significant level of shared assets, and share resources for sales, general and administrative expense, and management across each of our product categories. It is common for a single customer to purchase products from several different product categories as well as from different plants. Capital projects—whether for cost savings or generating incremental revenue—are evaluated individually based on estimated economic returns (e.g., net present value, return on investment), not based on related product line or geographic location. We use a centralized functional management structure, and share administration and production resources, to deliver individual products that, together, provide solutions to our customers. Disaggregated financial information for individual products is largely limited to top-line revenues.

Net sales by product category, net of intercompany activity, were as follows:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
Net Sales ($ in millions)	$	%	$	%	$	%
Acoustical	$73.1	53	$66.9	49	$94.1	50
Coated	64.5	47	70.9	51	92.9	50
Total Net Sales	$137.6	100	$137.8	100	$187.0	100

Note 13: Earnings Per Share

Below is the computation of basic and diluted earnings per share for the fiscal years ended February 28, 2011, 2010 and 2009.

(in thousands except per share amounts)	2011	2010	2009
Net Income (Loss)	$12,044	$(11,620)	$(33,111)
Weighted Average Number of Common Shares Outstanding
Used for Basic Net Loss Per Share	12,906	13,049	13,716
Dilutive Stock Options	51	—	—
Dilutive Restricted Stock	—	—	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	12,957	13,049	13,716
Basic Net Income (Loss) Per Share:
Basic Net Income (Loss) Per Share	$0.93	$(0.89)	$(2.41)
Diluted Net Income (Loss) Per Share:
Diluted Net Income (Loss) Per Share	$0.93	$(0.89)	$(2.41)

Options to purchase 260,702 shares of common stock at a price range of $8.00-$14.05 per share were outstanding at the end of fiscal 2011 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 14: Selected Quarterly Results of Operations (Unaudited)

The table presented below is a summary of quarterly data for the years ended February 28, 2011 and February 28, 2010.

(in thousands except per share amounts) 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Fiscal Year
Net Sales	$42,467	$33,121	$30,120	$31,916	$137,624
Gross Profit	9,483	6,589	6,785	8,825	31,682
Income From Operations(1)	4,059	3,533	1,198	1,870	10,660
Total Other Income, Net	250	390	438	630	1,708
Net Income	$4,007	$3,937	$1,709	$2,391	$12,044
Basic Net Income Per Share(3)	$0.31	$0.31	$0.13	$0.18	$0.93
Diluted Net Income Per Share(3)	$0.31	$0.30	$0.13	$0.18	$0.93

2010
Net Sales	$31,827	$31,116	$39,126	$35,751	$137,820
Gross Profit	2,466	3,024	4,312	6,289	16,091
Loss From Operations(2)	(4,189)	(3,770)	(2,438)	(2,054)	(12,451)
Total Other Income, Net	150	245	219	132	746
Net Loss	$(4,057)	$(3,623)	$(1,983)	$(1,957)	$(11,620)
Basic Net Loss Per Share(3)	$(0.30)	$(0.28)	$(0.15)	$(0.16)	$(0.89)
Diluted Net Loss Per Share(3)	$(0.30)	$(0.28)	$(0.15)	$(0.16)	$(0.89)
(1)	Income from operations in the first quarter of fiscal 2011 included a charge of $1.1 million related to employee termination benefit expenses as discussed in Note 16, “Restructuring,” a charge of $3.7 million related to asset value impairment as discussed in Note 17, “Asset Impairment,” and a gain of $4.7 million related to the sale of the coil coating assets located in Elk Grove Village, Illinois, as discussed in Note 20, “Elk Grove Village Asset Sale.” Income from operations in the second quarter of fiscal 2011 included a gain of $1.9 million related to the sale of the Middletown assets held for sale as discussed in Note 19, “Middletown Asset Sale.” Income from operations in the fourth quarter of fiscal 2011 included a charge of $0.2 million related to severance expenses as discussed in Note 16, “Restructuring.”
(2)	Loss from operations in the fourth quarter of fiscal 2010 included a charge of $1.6 million related to employee termination benefit expenses as discussed in Note 16, “Restructuring,” and a charge of $0.4 million related to additional asset value impairment as discussed in Note 19, “Middletown Asset Sale.”
(3)	The sum of the four quarters is not necessarily the same as the total for the year due to rounding.

Note 15: Commodity Contracts

We are exposed to certain risks related to ongoing business operations. We enter into derivative instruments with the objective of managing our financial and operational exposure arising from these risks. The primary risk managed by using derivative instruments is commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in its manufacturing processes. These agreements are intended to mitigate the market risk and volatility associated with the pricing of these commodities. MSC maintains a commodity forward purchase policy, which seeks to ensure that at any time the majority of the expected consumption over the next 12 months is secured under a purchase contract at a predetermined price. When we enter into these contracts, we apply the Normal Purchase/Normal Sale election for each of them, which excludes them from being accounted for as derivative instruments at fair value as long as they qualify for the election.

In November 2010, we entered into a purchase contract to acquire natural gas for approximately $1.1 million in the 13 months ending February 2012. We have applied the Normal Purchase/Normal Sale election to this contract.

In March 2011, we entered into new purchase contracts to acquire zinc shot for approximately $1.6 million between March 2011 and February 2012. In January 2011, we entered into a new purchase contract to acquire nickel carbonate for approximately $0.9 million between March 2011 and February 2012. We have applied the Normal Purchase/Normal Sale election to these contracts.

Note 16: Restructuring

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

In the fourth quarter of fiscal 2010, management executed restructuring plans that eliminated additional production and SG&A positions. The Company recognized approximately $1.6 million in employee termination benefit and related expenses, $1.5 million in the U.S. and $0.1 million in Europe. Of this expense, approximately $0.2 million was paid as of February 28, 2010; $1.1 million was paid in the first half of fiscal 2011; $0.1 million was paid in the third quarter of fiscal 2011; and the remainder was paid by the end of fiscal 2011.

In the first quarter of fiscal 2011, MSC executed a restructuring plan in conjunction with the sale of certain coil-coating assets located in Elk Grove Village, Illinois. See Note 20, “Elk Grove Village Asset Sale,” for additional discussion. The plan included eliminating positions in production and SG&A departments. The Company recognized approximately $1.1 million in employee termination benefit and related expenses, all of which was paid by the end of fiscal 2011. During the fourth quarter of fiscal 2011, MSC recognized severance expense of $0.2 million, which will be paid through fiscal 2012.

The restructuring reserve as of February 28, 2011, is presented in the table below, which includes the fiscal 2009, 2010 and 2011 restructuring plans. The reserve is included in accrued payroll related expenses on the Consolidated Balance Sheets.

(in thousands)	Severance	Other	Total
Restructuring Reserve as of February 29, 2008	$—	$—	$—
Restructuring Reserve Recorded During Fiscal 2009	2,347	164	2,511
Cash Payments	(1,735)	(59)	(1,794)
Asset Disposals	—	(39)	(39)
Restructuring Reserve as of February 28, 2009	$612	$66	$678
Restructuring Reserve Recorded During Fiscal 2010	1,639	0	1,639
Cash Payments	(827)	(66)	(893)
Restructuring Reserve as of February 28, 2010	$1,424	$0	$1,424
Restructuring Reserve Recorded During Fiscal 2011	1,324	0	1,324
Cash Payments	(2,546)	0	(2,546)
Restructuring Reserve as of February 28, 2011	$202	$0	$202

Note 17: Asset Impairment

During the fourth quarter of 2009, we determined that the declines in our sales and in the demand for our products represented a triggering event under GAAP guidance for the impairment of long-lived assets and that the carrying amount of our long-lived assets may not be recoverable. Accordingly, we performed an analysis comparing the carrying amount to projections of undiscounted cash flows, using the process discussed above. This analysis indicated our long-lived assets used in domestic and foreign production were not impaired, but those used in research & development (“R&D”), as well as certain corporate assets, may be impaired. We engaged third-party valuation consultants to assist the Company in determining the fair value of these assets at February 28, 2009. Based on that information, we wrote-down the carrying value of the R&D and corporate assets by $7.0 million in the fourth quarter of fiscal 2009. In addition, we recorded a charge of $0.6 million to write-down the carrying value of the Middletown, Ohio facility, as discussed in Note 19, “Middletown Asset Sale,” and we recorded a $0.5 million charge for the write-off of software assets related to the sale of the Morrisville facility, as discussed in Note 18, “Morrisville Sale of Assets.”

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

During the first quarter of fiscal 2011, in conjunction with the sale of a portion of our coil coating assets, we conducted an impairment analysis of the real estate and building improvement assets at our Plant #7 in Elk Grove Village, Illinois. These assets housed the coil coating assets that were sold. With the sale, the future cash flow generated by the building was substantially reduced. (See Note 19, “Middletown Asset Sale,” for further discussion.) We compared the projected undiscounted future cash flows of the real estate and building improvement assets to their carrying value and determined their value might be impaired. We requested a valuation from a commercial real estate firm. Based on that valuation, we determined the assets were impaired and recorded a $3.7 million write-down of the assets in the first quarter of fiscal 2011.

Other than the impairment discussed in the preceding paragraph, there were no impairments during fiscal 2011.

Note 18: Morrisville Sale of Assets

On December 1, 2008, the Company sold the assets and real property located in its Morrisville, Pennsylvania facility (“Morrisville assets”) for approximately $5.0 million in cash and a promissory note for $4.1 million, for a total of $9.1 million. The note had a five-year term, carried an interest rate of 7% per year, and was payable in 16 quarterly installments beginning December 2009. The note was secured by related production assets and guaranteed by a mortgage on the land and building assets.

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

Note 19: Middletown Asset Sale

The Company closed its coil coating facility in Middletown, Ohio, in July 2004. In fiscal 2010, the Company recorded an asset impairment charge of $0.4 million to reflect a decline in the market value of the land and building assets. The carrying value of these assets prior to the sale was $2.9 million. On June 24, 2010, MSC sold the facility to NCI Group for $4.9 million. The Company recorded a gain on the sale of approximately $1.9 million (net of fees) in the second quarter of fiscal 2011.

Note 20: Elk Grove Village Asset Sale

On April 12, 2010, the Company sold a portion of its coil coating assets and associated business base to Roll Coater, Inc. for $10 million ($9.3 million after fees). Roll Coater purchased the coil coating machinery, related processing equipment, and corresponding customer base associated with MSC’s Plant #7 in Elk Grove Village, Illinois. Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million in sales of general-line coil coated products. In addition, MSC and Roll Coater entered into a multi-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company recorded a gain on the sale of approximately $4.7 million (net of $0.3 million of fees) in the first quarter of fiscal 2011. MSC also recorded $1.1 million of employee termination benefit expenses and $0.2 million of inventory write-off expenses in connection with the sale. Under the agreement, the Company operated the production equipment through June 11, 2010, to fulfill existing orders and wind down on-hand inventory. Fiscal year 2011 sales of these products were approximately $7.6 million.

Note 21: Plan to Sell Elk Grove Village Building

In April 2011, after receiving authority from the Board of Directors, management committed to a plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois. This building houses our corporate offices and housed our coil coating assets before they were sold in April 2010. Since the production portion of the building is idle, and we have sufficient office space in our Plant #2 building in Elk Grove Village, Illinois, to house our corporate offices, this building is no longer critical to our business. Our intention is to seek a buyer who intends to use the facility rather than an investor, for such a sale should yield a higher price. We do not expect the sale to occur within the next 12 months due to current economic conditions and the availability of similar space in the Chicago area. We also have two leases operating in the building for the next two years, which may affect our ability to sell the building quickly. Because of these factors, we will not reclassify the building as an asset held for sale in the first quarter of fiscal 2012; however, if circumstances change, we will reconsider the appropriate classification of the building.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company’s independent registered public accounting firm and the Company during the two most recent fiscal years or any subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2011.

(a) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as the term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our CEO and CFO, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011, based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control – Integrated Framework. The objective of this assessment is to determine whether MSC’s internal control over financial reporting was effective as of February 28, 2011. Based on managements’ assessment using the criteria in the Internal Control – Integrated Framework the Company’s internal control over financial reporting was effective on that date.

This annual report does not include an attestation report of MSC’s independent registered public accounting firm about internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm under rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We also have adopted written charters for our Audit and Compensation, Organization and Corporate Governance Committees; and Corporate Governance Guidelines; all of which are posted on our Web site at www.matsci.com. Investors may request a free copy of the charters and guidelines from the address noted above.

Other information required by this Item is incorporated by reference to the information in the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for the Annual Meeting of Shareowners on June 30, 2011 (“Proxy Statement”).

ITEM  11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information in the sections entitled “Executive Compensation Tables” in the Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements and Schedule of the Company

a)	Financial Statements. The Company’s financial statements are filed as a part of this report.
b)	Supplemental Schedule. Schedule II, Reserve for Receivable Allowances and Inventory Reserves appears below. All other schedules have been omitted, since the required information is not significant, or included in the financial statements or the related notes or are not applicable.

SCHEDULE II

Material Sciences Corporation and Subsidiaries Reserve for Receivable Allowances and Inventory Reserves

(In thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Reclassifications and Acquisitions	Deductions from Reserve	Balance at End of Year
Fiscal 2009 Receivable Allowances	$3,708	$1,955	$—	$—	$(2,698)	$2,965
Inventory Reserves	$2,003	$8,252	$—	$—	$(7,392)	$2,863
Fiscal 2010 Receivable Allowances	$2,965	$3,549	$—	$—	$(5,798)	$716
Inventory Reserves	$2,863	$5,368	$—	$—	$(5,704)	$2,527
Fiscal 2011 Receivable Allowances	$716	$1,328	$—	$—	$(1,624)	$420
Inventory Reserves	$2,527	$4,391	$—	$—	$(5,262)	$1,656

The activity in the receivable allowances account includes the Company’s bad debt, product claims and customer scrap allowance.

2. Exhibits

Reference is made to the Exhibit Index which begins on page 58.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Sciences Corporation

By:	/s/ CLIFFORD D. NASTAS
Clifford D. Nastas
Chief Executive Officer and Director

Date: April 29, 2011

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on April 29, 2011.

/s/ CLIFFORD D. NASTAS Clifford D. Nastas	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES D. PAWLAK James D. Pawlak	Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ TERRY L. BERNANDER Terry L. Bernander	Director

/s/ FRANK L. HOHMANN III Frank L. Hohmann III	Director

/s/ SAMUEL LICAVOLI Samuel Licavoli	Director

/s/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

/s/ JOHN P. REILLY John P. Reilly	Non-Executive Chairman of the Board

/s/ DOMINICK J. SCHIANO Dominick J. Schiano	Director

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3	(a)	Registrant’s Restated Certificate of Incorporation.(4)

3	(b)	Form of Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

3	(c)	Registrant’s By-laws, as amended.(5)

4	(a)	Credit Agreement between Material Sciences Corporation and JP Morgan Chase Bank, N.A., dated April 10, 2008.(10)

4	(b)	Line of Credit Note between Material Sciences Corporation and JP Morgan Chase Bank, N.A., dated April 10, 2008.(10)

4	(c)	Continuing Security Agreement between Material Sciences Corporation and JP Morgan Chase Bank, N.A., dated April 10, 2008.(10)

4	(d)	Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008. **

4	(e)	Revolving Loan Note between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(17)

4	(f)	Pledge and Security Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(17)

4	(g)	Mortgage by the Company in favor of JPMorgan Chase Bank, N.A., dated May 12, 2008.(17)

10	(a)	Material Sciences Corporation Supplemental Pension Plan.(1)†

10	(b)	Material Sciences Corporation Employee Stock Purchase Plan.(7)†

10	(c)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(3)†

10	(d)	Material Sciences Corporation 1991 Stock Option Plan for Directors.(7)†

10	(e)	Material Sciences Corporation Directors Deferred Compensation Plan.(7)†

10	(f)	Deferred Compensation Plan of Material Sciences Corporation and Certain Participating Subsidiaries.(7)†

10	(g)	Fiscal Year 2006 Long-Term Incentive Plan for Non-Employee Directors.(23)†

10	(h)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(1)

10	(i)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(7)

10	(j)	Second Amendment to Lease and Agreement dated as of April 23, 2007, by and between Corporate Property Associates and Corporate Property Associates 4 as successor by merger with Corporate Property Associates 2 and MSC Engineered Materials and Solutions Group, Inc.(20)

10	(k)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(7)

10	(l)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(7)

10	(m)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(7)†

10	(n)	Amendment to the Supplemental Employee Retirement Plan.(6)†

Exhibit Number		Description of Exhibit
10	(o)	Material Sciences Corporation Supplemental Retirement Plan.(9)†

10	(p)	Form of 2005 Long-Term Incentive Plan Award Agreement for Fiscal 2006.(12)†

10	(q)	Form of Severance and Change in Control Agreement for Executive Officers of Material Sciences Corporation dated July 1, 2007 for Messrs. Nastas, Pawlak, Klepper, Murphy, and Wilson.(11)†

10	(r)	Form of Non-Qualified Stock Option Agreement for options granted on or after April 11, 2008, under Material Sciences Corporation’s 1992 Omnibus Stock Awards Plan for Key Employees.(14)†

10	(s)	Material Sciences Corporation Fiscal Year 2009 Incentive Plan.(19)†

10	(t)	Material Sciences Corporation 2007 Incentive Plan.†(15)

10	(u)	Form of Material Sciences Corporation Restricted Stock Award Agreement for awards granted on or after June 21, 2006 under the 1992 Omnibus Stock Awards Plan for Key Employees.†(16)

10	(v)	Form of Material Sciences Corporation Non-Qualified Stock Option Agreement for options granted on or after June 21, 2006, and before April 11, 2008, under the Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.†(16)

10	(w)	Employment agreement dated June 12, 2008, between Matthew M. Murphy and the Company regarding the assignment of Mr. Murphy to the role of Vice President – China Sales & Marketing based in Shanghai, China.†(20)

10	(x)	Asset Purchase Agreement dated as of October 30, 2008, by and among MSC Pre Finish Metals (MV) Inc., Material Sciences Corporation, Brightsmith, LLC, Theodorus A. Bus and James P. Bus relating to the Morrisville, PA facility.(18).

10	(y)	Real Estate Purchase Agreement dated as of October 30, 2008, by and among MSC Pre Finish Metals (MV) Inc., Material Sciences Corporation, K. Matkem of Morrisville, LP, Theodorus A. Bus and James P. Bus relating to the Morrisville, PA facility.(18)

10	(z)	Material Sciences Corporation 2007 Employee Stock Purchase Plan.(15)†

10	(aa)	Asset Purchase Agreement by and among Material Sciences Corporation, MSC Pre Finish Metals (EGV), Inc. and Roll Coater, Inc. dated as of April 12, 2010.(21)

10	(bb)	First Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 28, 2009.(22)

10	(cc)	Second Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated April 15, 2010.(24)

10	(dd)	Asset Purchase Agreement by and among Material Sciences Corporation, MSC Pre Finish Metals (MT) Inc. and NCI Group, Inc. dated as of June 24, 2010.(25)

21		Subsidiaries of the Registrant. **

23		Consent of Deloitte & Touche LLP. **

31.1		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer. **

31.2		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer. **

32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. **

**	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.

(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 20, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) filed on November 6, 1996.
(4)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Period Ended August 31, 1997 (File No. 1-8803).
(5)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Period Ended November 30, 2007 (File No. 1-8803).
(6)	Incorporated by reference to the Registrants’ Form 10-Q Quarterly Report for the Period Ended May 31, 1998 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2002 (File No. 1-8803).
(9)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on April 15, 2008 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on June 3, 2007 (File No. 1-8803).
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on August 23, 2005 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on January 5, 2006 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on April 14, 2008 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Schedule 14A filed on May 29, 2007
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on June 26, 2006 (File No. 1-8803).
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on May 16, 2008 (File No. 1-8803).
(18)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Period Ended November 30, 2008 (File No. 1-8803). The Company will furnish to the Securities and Exchange Commission a copy of any of the omitted schedules or exhibits upon request.
(19)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 29, 2008 (File No. 1-8803).
(20)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2009 (File No. 1-8803).
(21)	Incorporated by reference to the Registrant’s Form 8-K filed on April 12, 2010 (File No. 1-8803).
(22)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Period Ended May 31, 2009 (File No. 1-8803).
(23)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2005 (File No. 1-8803).
(24)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2011 (File No. 1-8803).
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on June 25, 2010 (File No. 1-8803).