Form 10-Q
period 2011-05-31
MATERIAL SCIENCES CORP
filed 2011-07-11
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

As of June 30, 2011, there were 11,669,959 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Condensed financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands, except per share data)	2011	2010

Net Sales	$36,036	$42,467
Cost of Sales	26,514	32,984

Gross Profit	9,522	9,483
Selling, General and Administrative Expenses	5,550	5,286
Asset Impairments	—	3,720
Gain on Sale of Assets	—	(4,727)
Restructuring	—	1,145

Income from Operations	3,972	4,059

Other Income, Net:
Interest Income, Net	18	25
Equity in Results of Joint Venture	142	106
Rental Income	263	156
Other, Net	24	(37)

Total Other Income, Net	447	250

Income Before Provision for Income Taxes	4,419	4,309
Provision for Income Taxes	262	302

Net Income	$4,157	$4,007

Basic Net Income Per Share	$0.33	$0.31

Diluted Net Income Per Share	$0.33	$0.31

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income Per Share	12,414	12,905
Dilutive Shares	89	—

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	12,503	12,905

Outstanding Equity Awards Having No Dilutive Effect	448	475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

(In thousands)	May 31, 2011	February 28, 2011

Assets:
Current Assets:
Cash and Cash Equivalents	$31,907	$35,629
Receivables, Less Reserves and Allowances of $453 and $420, Respectively	17,509	22,581
Income Taxes Receivable	350	616
Prepaid Expenses	1,338	428
Inventories	25,440	20,906

Total Current Assets	76,544	80,160

Property, Plant and Equipment	120,291	118,937
Accumulated Depreciation	(89,825)	(88,461)

Net Property, Plant and Equipment	30,466	30,476

Other Assets:
Investment in Joint Venture	3,533	3,152
Other	171	142

Total Other Assets	3,704	3,294

Total Assets	$110,714	$113,930

Liabilities:
Current Liabilities:
Accounts Payable	$15,542	$15,126
Accrued Payroll Related Expenses	2,962	2,718
Accrued Expenses	4,646	6,093

Total Current Liabilities	23,150	23,937

Long-Term Liabilities:
Pension and Postretirement Liabilities	6,611	7,015
Other	5,570	4,780

Total Long-Term Liabilities	12,181	11,795

Commitments and Contingencies	—	—

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	380	380
Additional Paid-In Capital	80,076	80,004
Treasury Stock at Cost	(64,626)	(56,885)
Retained Earnings	59,742	55,585
Accumulated Other Comprehensive Loss	(189)	(886)

Total Shareowners’ Equity	75,383	78,198

Total Liabilities and Equity	$110,714	$113,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	2011	2010

Cash Flows From:
Operating Activities:
Net Income	$4,157	$4,007
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Gain on Sale of Fixed Assets	—	(4,727)
Loss on Impairment of Fixed Assets	—	3,720
Depreciation, Amortization and Accretion	1,254	1,915
Change in Provision for Deferred Income Taxes	—	(10)
Compensatory Effect of Stock Plans	72	51
Other, Net	(184)	(395)
Changes in Assets and Liabilities:
Receivables	5,157	(2,358)
Income Taxes Receivable	266	563
Prepaid Expenses	(908)	(685)
Inventories	(4,435)	(86)
Accounts Payable	886	679
Accrued Expenses	(1,194)	363
Other, Net	582	(164)

Net Cash Provided by Operating Activities	5,653	2,873

Investing Activities:
Capital Expenditures	(1,543)	(545)
Proceeds from Sale of Assets	—	9,250
Proceeds from Note Receivable	—	1,732

Net Cash Provided by (Used in) Investing Activities	(1,543)	10,437

Financing Activities:
Purchases of Treasury Stock	(7,853)	—

Net Cash Used in Financing Activities	(7,853)	—

Effect of Exchange Rate Changes on Cash	21	(62)

Net Increase (Decrease) in Cash	(3,722)	13,248
Cash and Cash Equivalents at Beginning of Period	35,629	12,866

Cash and Cash Equivalents at End of Period	$31,907	$26,114

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$436	$45

Supplemental Cash Flow Disclosures:
Interest Paid	$9	$9
Income Taxes Paid (Refunded), Net	$7	$(268)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The data as of May 31, 2011, and for the three months ended May 31, 2011 and 2010, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation and Subsidiaries (the “Company,” “we,” “our,” “us” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 29, 2011, for the fiscal year ended February 28, 2011 (“fiscal 2011”). A reclassification has been made to the prior years’ consolidated financial statements to conform to the 2012 presentation—“Rental Income” was reclassified from “Other, Net” on the Condensed Consolidated Statements of Operations.

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $142,000 for the three months ended May 31, 2011, compared with income of $106,000 for the same period in 2010.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10 million Shares Authorized; 1 million Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $0.02 Par Value; 40,000,000 Shares Authorized; 19,003,892 Shares Issued and 11,795,244 Shares Outstanding as of May 31, 2011, and 18,993,892 Shares Issued and 12,893,560 Shares Outstanding as of February 28, 2011.

(4)	Treasury Stock. Our Board of Directors authorized the repurchase of shares of the Company’s common stock as follows:

•	On January 7, 2008, 1,000,000 shares

•	On January 28, 2011, 1,000,000 shares

•	On May 27, 2011, 1,000,000 shares

The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 98,316 shares under the January 2008 authorization (completing that authorization) and 1,000,000 shares under the January 2011 authorization (completing that authorization) during the three months ended May 31, 2011. At May 31, 2011, there were 1,000,000 shares available for purchase under the May 2011 authorization.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2011	6,090,332	$56,885	$9.34
Repurchases During the Three Months Ended May 31, 2011	1,098,316	7,741	$7.05

Treasury Stock as of May 31, 2011	7,188,648	$64,626	$8.99

On May 27, 2011, the Company entered into a written trading plan to purchase up to 1 million shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan commenced on June 1, 2011, and will expire on May 31, 2012, or when 1 million shares have been repurchased, whichever occurs first.

(5)	Commodity Contracts. We are exposed to certain risks related to ongoing business operations. We enter into derivative instruments with the objective of managing our financial and operational exposure arising from these risks: primarily commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in its manufacturing processes. MSC maintains a commodity forward purchase policy. This seeks to ensure that, at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When we enter into these contracts, we apply the Normal Purchase/Normal Sale election, which excludes the contracts from being accounted for as derivative instruments at fair value for as long as they qualify for the election.

At May 31, 2011, we did not have any commodity contracts that we accounted for at fair value.

(6)	Comprehensive Income

	Three Months Ended May 31,
(in thousands)	2011	2010
Net Income	$4,157	$4,007
Other Comprehensive Income (Loss):
Pension/Postretirement Adjustments, Net of Benefit for Income Taxes of $0, and $0, Respectively	(204)	149
Foreign Currency Translation Adjustments	(493)	(437)

Comprehensive Income	$3,460	$3,719

(7)

Indebtedness. The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of May 31, 2011) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other Company assets—including inventory, equipment, real property and intellectual property—reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. On May 10, 2011, MSC and JPMorgan Chase Bank, N.A. agreed to extend the existing Line for two years on substantially identical terms.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at May 31, 2011, was $3.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of either May 31, 2011, or February 28, 2011, nor were any amounts borrowed during either the three months ended May 31, 2011, or May 31, 2010.

(8)	Inventory. Inventories consisted of the following:

(in thousands)	May 31, 2011	February 28, 2011
Raw Materials	$11,870	$9,637
Finished Goods	13,570	11,269

Total Inventories	$25,440	$20,906

(9)	Significant Customers. Due to the concentration in the automotive industry, management believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three months ended May 31, 2011 and 2010.

	% of Consolidated Net Sales for the Three Months Ended May 31,
Customer	2011	2010
US Steel	26%	12%
Chrysler	16%	16%
Ford	11%	18%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of May 31, 2011, and February 28, 2011.

	% of Consolidated Gross Accounts Receivable
Customer	May 31, 2011	February 28, 2011
Chrysler	19%	14%
US Steel (1)	12%	24%
Ford	11%	18%

(1)	The reduction in US Steel is due to the timing of payments received at May 31 and February 28, 2011—the percentage at February 28, 2011, does not reflect a $2.4 million payment received on March 1, 2011, which should have been received on February 28, 2011.

Net sales of our domestic and foreign units are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

	Three Months Ended May 31,
(in thousands)	2011	2010
Domestic Net Sales	$32,152	$39,485
Foreign Net Sales	3,884	2,982

Total Net Sales	$36,036	$42,467

Domestic Net Sales included sales originated by our domestic subsidiaries and shipped to customers located in Asia of $0.8 million for the three months ended May 31, 2011, and $0.7 million for the comparable prior-year period.

(10)	Interest Income, Net. The table presented below analyzes the components of Interest Income, Net.

	Three Months Ended May 31,
(in thousands)	2011	2010
Interest Expense	$(9)	$(9)
Interest Income	27	34

Interest Income, Net	$18	$25

(11)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. After analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets, the Company established a valuation allowance on its U.S. and German deferred tax assets as of February 28, 2009. During the three months ended May 31, 2011, MSC recorded a decrease in the valuation allowances of approximately $1.7 million relating to the tax effects of the income generated during the first quarter of the fiscal year ended February 29, 2012, and $1.9 million related to the write-off of net operating losses, primarily in Pennsylvania, due to the liquidation of a subsidiary and the inability to utilize the losses. There were no other material changes to the Company’s valuation allowances during the three months ended May 31, 2011. A full valuation allowance continues to be maintained for the MSC’s remaining U.S. and German deferred tax assets at May 31, 2011.

The Company does not anticipate that the total amount of unrecognized tax benefits of $2.4 million at May 31, 2011, will significantly change during the next 12 months.

For the three months ended May 31, 2011, MSC’s effective income tax rate for continuing operations was an expense of 5.9%, compared with an expense of 7.0% in the same period last year. The low rates in both periods are due to the utilization of deferred tax assets—principally net operating losses and AMT credits.

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

	Pension Benefits		Other Benefits
	Three Months Ended May 31,
(in thousands)	2011	2010	2011	2010
Service Cost	$—	$—	$5	$30
Interest Cost	167	170	21	71
Amortization of Unrecognized Prior Service Cost	—	—	(69)	—
Expected Return on Plan Assets	(154)	(134)	—	—
Amortization of Net Loss	101	98	47	61

Total Net Periodic Benefit Cost	$114	$134	$4	$162

MSC previously disclosed in the notes to its financial statements for the year ended February 28, 2011, that it expected to contribute $1.2 million toward its qualified and nonqualified defined benefit pension plans and $0.2 million toward its other post-retirement benefit plans other than pension plans in fiscal 2012. As of May 31, 2011, $0.3 million of contributions/payments have been made toward the pension plans and less than $0.1 million of net contributions/payments have been made to the other post-retirement plans.

(13)	Equity and Compensation Plans. The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Non-qualified stock options generally vest over three years from the date of grant and expire between five and 10 years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time, MSC earnings performance or a combination of the two.

The Company also has one inactive equity award plan: The Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 25,958 stock options outstanding and exercisable under this plan at May 31, 2011.

In March 2010, the Company granted 200,000 stock options. The weighted average Black-Scholes value of each option granted was $0.93. In May 2010, MSC issued 10,000 shares of restricted stock. These shares will vest over three years. In March 2011, the Company granted 200,000 stock options. The weighted average Black-Scholes value of each option granted was $4.13. In May 2011, MSC issued 10,000 shares of restricted stock, which will vest over three years.

(14)	Segments. MSC operates in one segment based on how the Chief Operating Decision Maker views the business for evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers and other materials used to manage noise and vibration. The coated metal material-based solutions include coil coated and electrogalvanized (“EG”) protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. MSC’s material-based solutions are designed to meet specific customer requirements for the automotive, appliance, building and construction, lighting and electronics markets.

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

	For the three months ended May 31,
Net Sales ($ in millions)	2011		2010
Acoustical	$17.6	49%	$21.4	50%
Coated	18.4	51	21.1	50

Total Net Sales	$36.0	100%	$42.5	100%

(15)

Recent Accounting Pronouncements. On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework—that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. There are few differences between the ASU and its international counterpart, International Financial Reporting Standard (“IFRS”) 13. While

the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011, for public companies. MSC is evaluating the impact of adopting this guidance, but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flow.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance, which may result in changes in the presentation of its financial statements.

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

The United States District Court for the Northern District of Indiana has entered a Consent Decree between the government and certain PRPs on the scope of the remediation work at the Gary site. The Company receives periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including the Company) to manage the remediation project. Remediation work is ongoing and MSC maintains a letter of credit for approximately $1.2 million to secure its obligation to pay its currently estimated share of the remediation expenses at this site. The amount of the Company’s liability recorded for this site was $0.9 million at May 31, 2011.

In 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois, for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) has assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its past costs. In March 2010, the USEPA indicated it will make Lake Calumet a superfund site, which will provide additional federal funds for the clean-up. To date, we have not received any notice that this designation has occurred. MSC cannot determine what effect, if any, this change in designation will have on its liability. The estimate of the Company’s liability for this site was $0.3 million at May 31, 2011.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and numerous other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California (“Chatham Site”) for surface, soil and ground water contamination associated with former waste handling activities there. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the Chatham Site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site. It has approved a Remedial Action Plan and remediation is expected to last well into the future. The amount of the Company’s liability recorded for this site was $0.1 million at May 31, 2011.

The Company’s environmental reserves were approximately $1.3 million as of May 31, 2011, and February 28, 2011. Management does not believe that the outcome of environmental proceedings will have a material adverse effect on MSC’s financial statements, given the reserves recorded as of May 31, 2011, and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties. These include, without limitation, the final cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s exposures.

The Company is also a party to various legal actions and customer disputes arising in the ordinary course of its business. These legal actions and customer disputes cover a broad variety of claims spanning its entire business. The Company believes that the resolution of these legal actions and customer disputes will not, individually or in the aggregate, have a material adverse effect on its financial statements.

(17)	Middletown Asset Sale. The Company closed its coil coating facility in Middletown, Ohio, in July 2004. On June 24, 2010, MSC sold the facility to NCI Group for $4.9 million. The carrying value of these assets prior to the sale was $2.9 million. The Company recorded a gain on the sale of approximately $1.9 million (net of fees) in the second quarter of fiscal 2011.

(18)	Restructuring. In the first quarter of fiscal 2011, the Company executed a restructuring plan in conjunction with the sale of certain coil coating assets located in Elk Grove Village. See Note 21, “Elk Grove Village Asset Sale,” for additional discussion of the sale. The plan included eliminating positions in production and SG&A departments. The Company recognized approximately $1.1 million in employee termination benefit and related expenses, all of which was paid by the end of fiscal 2011. During the fourth quarter of fiscal 2011, MSC recognized severance expense of $0.2 million, which will be paid through fiscal 2012.

The year-to-date activity in the restructuring reserve is presented in the chart below.

(in thousands)
Restructuring Reserve as of February 28, 2011	$202
Restructuring Expenses Recorded During Fiscal 2012	—
Cash Payments and Other Adjustments	(56)

Restructuring Reserve as of May 31, 2011	$146

(19)	Asset Impairment. During the first quarter of fiscal 2011, in conjunction with the sale of a portion of our coil coating assets, we conducted an impairment analysis of the real estate and building improvement assets at our Plant #7 in Elk Grove Village, Illinois. These assets housed the coil coating assets that were sold. With the sale, the future cash flow generated by the building was substantially reduced. (See Note 21, “Elk Grove Village Asset Sale,” for further discussion.) We compared the projected undiscounted future cash flows of the real estate and building improvement assets to their carrying value and determined their value might be impaired. We requested a valuation from a reputable commercial real estate firm. Based on that valuation, we determined the assets were impaired and recorded a $3.7 million write down of the assets in the first quarter of fiscal 2011.

(20)	Note Receivable from Morrisville Asset Sale. In March 2010, the buyer made its regular quarterly payment of principal and interest, reducing the balance of the note to $1.6 million. On April 30, 2010, the buyer paid $1.6 million to retire the note.

(21)	Elk Grove Village Asset Sale. On April 12, 2010, the Company sold a portion of its coil coating assets and associated business base to Roll Coater, Inc. for $10 million ($9.3 million after investment banking fees). Roll Coater purchased the coil coating machinery, related processing equipment, and corresponding customer base associated with MSC’s Plant #7 in Elk Grove Village, Illinois. Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million in sales of general-line coil coated products. In addition, MSC and Roll Coater entered into a multi-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by Material Sciences. The Company recorded a gain on the sale of approximately $4.7 million (net of $0.3 million of legal fees) in the first quarter of fiscal 2011. MSC also recorded $1.1 million of employee termination benefit expenses and $0.2 million of inventory write-off expenses in connection with the sale.

(22)	Plan to Sell Elk Grove Village Building. In April 2011, after receiving authority from the Board of Directors, management committed to a plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois. This building houses our corporate offices and housed our coil coating assets before they were sold in April 2010. Since the production portion of the building is idle, and we have sufficient office space in our Plant #2 building in Elk Grove Village, Illinois, to accommodate our corporate offices, this building is no longer critical to our business. We do not expect the sale to occur within the next 12 months due to current economic conditions and the availability of similar space in the Chicago area. We have also leased significant portions of the building for the next two years, which may affect our ability to sell it quickly. Because of these factors, the building does not meet the criteria to be classified as an asset held for sale; however, if circumstances change, we will reevaluate the appropriate classification of the building.

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes, included in Item 1 of this Form 10-Q, and the audited Consolidated Financial Statements and related notes and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011, filed on April 29, 2011 (“Form 10-K”), as well as the Company’s other filings with the Securities and Exchange Commission.

Executive Summary

Material Sciences Corporation and its subsidiaries (the “Company,” “MSC,” “we,” “our” or “us”) design, manufacture and market material-based solutions for acoustical and coated applications. Our acoustical material-based solutions include composites that consist of layers of metal, rubber and other materials used to manage noise and vibration in such products as automotive body panels; brake dampers; engine parts; appliances; heating, ventilation and air conditioning (“HVAC”) and computer disk drives. Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective, decorative and rubber coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive body panels and fuel tanks, building products, gaskets, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building, consumer and industrial markets. We use a significant level of shared assets and management across each of our product categories. It is common for a single customer to purchase products from several different product categories.

We continue our efforts to expand existing relationships in Asia through our sales offices in Korea, Malaysia and China, and have an ongoing relationship with Hae Won in Korea and Federal Iron Works in Malaysia for the production of our products.

As a part of our strategic planning process, management evaluates the strategic position, growth and economic value potential of our businesses with the objective of creating additional value for our shareholders. This planning process includes a review of organic growth opportunities, potential sales of assets, acquisitions of products or businesses and strategic partnerships.

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

Although MSC has engaged in significant sales of production assets in recent years, it is unlikely this will continue. We will consider selling other non-core assets if the circumstances are appropriate. As discussed in Note 22 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, we plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois.

Results of Operations

Here is a summary of our consolidated financial performance for the three months ended March 31, 2011 and 2010:

	Three Months Ended May 31,
($ in thousands)	2011	2010	% Variance
Net Sales	$36,036	$42,467	(15.1)%
Gross Profit	$9,521	$9,483	0.4%
% of Net Sales	26.4%	22.3%
Selling, General and Administrative	$5,550	$5,286	5.0%
% of Net Sales	15.4%	12.4%

Sales

($ in thousands)	Net Sales for the Three Months Ended May 31,
Application	2011	2010	$ Variance	% Variance
Acoustical	$17,619	$21,400	$(3,781)	-17.7%
Coated	18,417	21,067	(2,650)	-12.6

Total	$36,036	$42,467	$(6,431)	-15.1%

Comparison of Results of Operations for the Three Months Ended May 31, 2011 and 2010

Sales in the quarter ended May 31, 2011, decreased by $6.4 million from the prior fiscal year quarter.

Acoustical sales declined $3.8 million due to weaker demand for our products from our automotive customers. Body panel laminate sales for the first quarter of fiscal year 2012 were off $3.2 million, mainly due to lower shipments to 1) General Motors as some models containing Quiet Steel® have gone out of production and the company stopped using the technology on certain models; and 2) lower body panel laminate sales to other automotive companies due to plant shutdowns associated with parts shortages related to the recent crisis in Japan. Brake sales were also lower by $0.5 million primarily due to lower domestic aftermarket brake sales. Returns and allowances (a component of net sales) decreased by $0.1 million due mainly to lower revenues generated by scrap sales.

Sales of coated metal products declined overall by $2.6 million. The prior year sale of coil coating assets at the Elk Grove Village Plant #7 and associated revenue accounted for a $6.1 million reduction. This facility primarily served the appliance and building products markets. Fuel tank sales to Ford decreased $3.3 million because certain vehicles at Ford have converted from the coated steel supplied by MSC to plastic fuel tank materials. These lower volumes were offset by $5.1 million in stronger sales of electrogalvanized material products used in automotive body panel applications, as well as, $0.8 million in higher sales from our new ElectroBrite® product. Returns and allowances (a component of net sales) improved by $0.9 million due to improvements in product mix (lower coil coating and higher EG), product quality and scrap sales.

Gross Profit

First quarter gross profit was $9.5 million for both fiscal 2012 and 2011. However, it was a higher percent of net sales in the latest period, 26.4% of net sales, versus 22.3% in the prior fiscal year quarter. This resulted from the two primary factors detailed below:

Sales and operating factors accounted for a $0.4 million decrease in gross profit, reflecting the following:

•	A decline in acoustical sales.

•	Higher material costs, mainly metal.

•	An improvement in sales mix (margin improvement) because of a lower volume of coil coating sales (due to the Elk Grove Village asset sale), and higher sales of EG coated metal.

The cost of non-conformance (product quality, net of scrap sales) improved by $0.4 million from a year ago because:

•	Coil coating sales, which had a high cost of non-conformance, were lower in the first quarter of fiscal 2012 due to the Elk Grove Village asset sale.

•	Scrap metal sales, which are a byproduct of our manufacturing process, increased due to higher production volumes and improved scrap pricing in the secondary market.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the three months ended May 31, 2011, were $5.6 million, or 15.4% of net sales, compared with $5.3 million, or 12.4% of net sales, in the same period last year. SG&A expenses in the first quarter of fiscal 2012 were higher by $0.3 million compared with last year. This is principally due to incentive costs recognized in the current year that did not exist a year ago, partially offset by reduced employee-related expenses and lower director stock incentive expenses in the latest period.

Total Other Income, Net

Total other income, net for the three months ended May 31, 2011, was $0.4 million compared with $0.2 million in the same period of fiscal 2011. The increase was primarily due to higher income from leasing a portion of our Elk Grove Village Plant #7.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. After analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets, the Company established a valuation allowance on its U.S. and German deferred tax assets as of February 28, 2009. During the three months ended May 31, 2011, MSC recorded a decrease in the valuation allowances of approximately $1.7 million relating to the tax effects of the income generated during the first quarter of fiscal 2012 and $1.9 million related to the write-off of net operating losses, primarily in Pennsylvania, due to the liquidation of a subsidiary and the inability to utilize the losses. There were no other material changes to the Company’s valuation allowances during the three months ended May 31, 2011. A full valuation allowance continues to be maintained for MSC’s remaining U.S. and German deferred tax assets at May 31, 2011.

The Company does not anticipate that the total amount of unrecognized tax benefits of $2.4 million at May 31, 2011, will significantly change during the next 12 months.

For the three months ended May 31, 2011, MSC’s effective income tax rate for continuing operations was an expense of 5.9%, compared with an expense of 7.0% in the same period last year. The low rates in both periods are due to the utilization of deferred tax assets—principally net operating losses and AMT credits.

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

During the first three months of fiscal 2012, we generated $5.7 million of cash from operating activities compared with $2.9 million during the first three months of last fiscal year. The increase was primarily due to a decrease in accounts receivable in the current quarter, compared to an increase in the prior quarter—related to the timing of sales and cash receipts in the two periods—resulting in $7.5 million more in cash. This increase was partially offset by an increase in inventory of $4.4 million in fiscal 2012 due to higher current year production volumes, the timing of raw material receipts in fiscal 2012 and reductions in inventory in the prior year quarter as part of the sale of the coil coating assets.

In the first three months of fiscal 2012, we invested $1.5 million in capital improvement projects, compared with $0.5 million in the same period last year. The increase was primarily attributable to additional investments in production equipment at our Elk Grove Village, Illinois Plant #2 and Walbridge, Ohio facilities. In the prior year quarter, we generated $9.3 million from the sale of the Elk Grove Village Plant #7 production assets and the collection of $1.7 million from the Morrisville note receivable; these activities did not repeat in the current year quarter.

In the first three months of fiscal 2012, we spent $7.9 million purchasing our common stock.

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of May 31, 2011) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other Company assets—including inventory, equipment, real property and intellectual property—reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. On May 10, 2011, MSC and JPMorgan Chase Bank, N.A. agreed to extend the existing Line for two years on substantially identical terms.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at May 31, 2011, was $3.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could materially affect our operations and financial condition. There were no borrowings outstanding under the Line as of May 31, 2011, nor were any amounts borrowed during the three months ended May 31, 2011 or 2010.

Our Board of Directors authorized the repurchase of shares of the Company’s common stock as follows:

•	On January 7, 2008, 1,000,000 shares

•	On January 28, 2011, 1,000,000 shares

•	On May 27, 2011, 1,000,000 shares

The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 98,316 shares under the January 2008 authorization (completing that authorization) and 1,000,000 shares under the January 2011 authorization (completing that authorization) during the three months ended May 31, 2011. At May 31, 2011, there were 1,000,000 shares available for purchase under the May 2011 authorization.

MSC is party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental reserves were approximately $1.3 million as of May 31, 2011, and February 28, 2011. Refer to Note 16 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Contractual Obligations

As of May 31, 2011, there were no significant changes to the contractual obligations table presented in our Form 10-K.

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

Achievement of future results is subject to risks, uncertainties and assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from what we anticipate, estimate or project in this Form 10-Q. Many of the factors that could cause this are discussed in detail in Part I, Item 1A, “Risk Factors” of our Form 10-K. As discussed there, we rely on sales to a small number of customers, and the loss of any one of these customers could have a material adverse impact on revenues and profits.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the assessment of our sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 29, 2011, for the fiscal year ended February 28, 2011.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of MSC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in internal control over financial reporting. During the quarter ended May 31, 2011, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth here contain information on the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, read Item 9A of the Company’s 2011 Annual Report on Form 10-K as filed with the SEC on April 29, 2011.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2011

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, and results of operations, cash flows, and liquidity, and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2011, includes a detailed discussion of the risk factors we believe still exist in our business. In addition to those factors, other risks and uncertainties may have a material adverse effect on our business, financial condition, and/or operating results, cash flows, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Our Board of Directors authorized the repurchase of shares of the Company’s common stock as follows:

•	On January 7, 2008, 1,000,000 shares

•	On January 28, 2011, 1,000,000 shares

•	On May 27, 2011, 1,000,000 shares

The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. Frequently, MSC uses written trading plans under Rule 10b5-1 of the SEC to complete the purchases.

During the three months ended May 31, 2011, the Company repurchased 98,316 shares under the January 2008 authorization (completing that authorization) and 1,000,000 shares under the January 2011 authorization (completing that authorization). All of the shares purchased were acquired under a written trading plan.

At May 31, 2011, there were 1,000,000 shares available for purchase under the May 2011 authorization. On May 27, 2011, the Company entered into a written trading plan to purchase up to 1 million shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan commenced on June 1, 2011, and will expire on May 31, 2012, or when 1 million shares have been repurchased, whichever occurs first.

The following table shows the repurchases of common stock made by the Company during the fiscal quarter ended May 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
March 1–31, 2011	256,598	$6.71	256,598	841,718
April 1–30, 2011	305,875	$7.08	305,875	535,843
May 1–31, 2011	535,843	$7.19	535,843	0

Total	1,098,316	$7.05	1,098,316

(1)	Of the shares repurchased during the fiscal quarter ended May 31, 2011, 1,098,316 were bought under an open market stock repurchase program (Rule 10b5-1 plan) which was previously announced on February 25, 2011 and which was set to terminate on February 28, 2012. All shares authorized under the February 2011 repurchase program have been repurchased.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of July 2011.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James D. Pawlak
James D. Pawlak
Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended May 31, 2011

Index to Exhibits

Exhibit Number	Description of Exhibit

4.1	First Amendment to Mortgage and Assignment of Leases and Rents between the Company and JPMorgan Chase Bank, N.A., dated May 10, 2011.

10.1	Third Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated January 31, 2011.

10.2	Fourth Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 10, 2011.

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.