Form 10-Q
period 2011-08-31
MATERIAL SCIENCES CORP
filed 2011-10-07
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

As of September 30, 2011, there were 10,812,256 outstanding shares of common stock, $0.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended August 31,		Six Months Ended August 31,
(In thousands, except per share data)	2011	2010	2011	2010

Net Sales	$34,417	$33,121	$70,453	$75,588
Cost of Sales	26,766	26,532	53,280	59,516

Gross Profit	7,651	6,589	17,173	16,072
Selling, General and Administrative Expenses	4,726	4,968	10,276	10,254
Asset Impairment Charges	—	—	—	3,720
Gain on Sale of Assets	—	(1,912)	—	(6,639)
Restructuring	345	—	345	1,145

Income from Operations	2,580	3,533	6,552	7,592

Other Income, Net:
Interest Income, Net	14	16	32	41
Equity in Results of Joint Venture	121	102	263	208
Rental Income	281	253	544	408
Other, Net	20	19	44	(17)

Total Other Income, Net	436	390	883	640

Income from Operations Before
Provision (Benefit) for Income Taxes	3,016	3,923	7,435	8,232
Provision (Benefit) for Income Taxes	(5)	(14)	257	288

Net Income	$3,021	$3,937	$7,178	$7,944

Basic Net Income Per Share	$0.26	$0.31	$0.60	$0.62

Diluted Net Income Per Share	$0.26	$0.30	$0.59	$0.61

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income Per Share	11,557	12,906	12,013	12,906
Dilutive Shares	95	52	92	24

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	11,652	12,958	12,105	12,930

Outstanding Common Stock Options Having No Dilutive Effect	373	257	373	261

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

(In thousands)	August 31, 2011	February 28, 2011
	(unaudited)

Assets:
Current Assets:
Cash and Cash Equivalents	$28,941	$35,629
Receivables, Less Reserves and Allowances of $451 and $420, Respectively	17,481	22,581
Income Taxes Receivable	625	616
Prepaid Expenses	996	428
Inventories	22,587	20,906

Total Current Assets	70,630	80,160

Property, Plant and Equipment	122,182	118,937
Accumulated Depreciation	(91,090)	(88,461)

Net Property, Plant and Equipment	31,092	30,476

Other Assets:
Investment in Joint Venture	3,712	3,152
Other	165	142

Total Other Assets	3,877	3,294

Total Assets	$105,599	$113,930

Liabilities:
Current Liabilities:
Accounts Payable	$11,783	$15,126
Accrued Payroll Related Expenses	3,042	2,718
Accrued Expenses	5,128	6,093

Total Current Liabilities	19,953	23,937

Long-Term Liabilities:
Pension and Postretirement Liabilities	6,318	7,015
Other	5,028	4,780

Total Long-Term Liabilities	11,346	11,795

Commitments and Contingencies	—	—

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	380	380
Additional Paid-In Capital	80,186	80,004
Treasury Stock at Cost	(69,124)	(56,885)
Retained Earnings	62,763	55,585
Accumulated Other Comprehensive Income (Loss)	95	(886)

Total Shareowners’ Equity	74,300	78,198

Total Liabilities and Equity	$105,599	$113,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Six Months Ended August 31,
(In thousands)	2011	2010

Cash Flows From:
Operating Activities:
Net Income	$7,178	$7,944
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Gain on Sale of Fixed Assets	—	(6,639)
Loss on Impairment of Fixed Assets	—	3,720
Depreciation, Amortization and Accretion	2,483	3,123
Compensatory Effect of Stock Plans	150	105
Other, Net	(305)	(103)
Changes in Assets and Liabilities:
Receivables	5,214	2,260
Income Taxes Receivable	(10)	415
Prepaid Expenses	(565)	(388)
Inventories	(1,549)	2,239
Accounts Payable	(3,285)	(3,714)
Accrued Expenses	(1,023)	(1,648)
Other, Net	(125)	(401)

Net Cash Provided by Operating Activities	8,163	6,913

Investing Activities:
Capital Expenditures	(2,940)	(834)
Proceeds from Sale of Assets	—	14,089
Proceeds from Note Receivable	—	1,732

Net Cash Provided by (Used In) Investing Activities	(2,940)	14,987

Financing Activities:
Purchases of Treasury Stock	(11,973)	—
Issuance of Common Stock	32	15

Net Cash Provided by (Used in) Financing Activities	(11,941)	15

Effect of Exchange Rate Changes on Cash	30	(30)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,688)	21,885
Cash and Cash Equivalents at Beginning of Period	35,629	12,866

Cash and Cash Equivalents at End of Period	$28,941	$34,751

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$840	$161
Treasury Stock Purchases in Accrued Liabilities at Period-End	$377	$—

Supplemental Cash Flow Disclosures:
Interest Paid	$18	$22
Income Taxes Paid (Refunded), Net	$243	$(141)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The financial information as of August 31, 2011, and for the three and six months ended August 31, 2011 and 2010, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation and Subsidiaries (the “Company,” “we,” “our,” “us” or “MSC”), the information reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission on April 29, 2011, for the fiscal year ended February 28, 2011. A reclassification has been made to the prior years’ consolidated financial statements to conform to the fiscal 2012 presentation—“Rental Income” was reclassified from “Other, Net” on the Condensed Consolidated Statements of Operations.

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $121,000 and $263,000 for the three and six months ended August 31, 2011, respectively, compared with $102,000 and $208,000 for the same periods in fiscal 2011.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $0.02 Par Value; 40,000,000 Shares Authorized; 19,008,404 Shares Issued and 11,180,104 Shares Outstanding as of August 31, 2011, and 18,993,892 Shares Issued and 12,893,560 Shares Outstanding as of February 28, 2011.

(4)	Treasury Stock. Our Board of Directors authorized the repurchase of shares of the Company’s common stock as follows:

•	On January 7, 2008, 1,000,000 shares

•	On January 28, 2011, 1,000,000 shares

•	On May 27, 2011, 1,000,000 shares

•	On September 14, 2011, 1,000,000 shares

The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 98,316 shares under the January 2008 authorization (completing that authorization), 1,000,000 shares under the January 2011 authorization (completing that authorization) and 619,652 shares under the May 2011 authorization during the six months ended August 31, 2011. At August 31, 2011, there were 380,348 shares available for purchase under the May 2011 authorization.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2011	6,090,332	$56,885	$9.34
Repurchases During the Six Months Ended August 31, 2011	1,717,968	12,239	$7.12

Treasury Stock as of August 31, 2011	7,808,300	$69,124	$8.85

On May 27, 2011, the Company entered into a written trading plan to purchase up to 1,000,000 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan commenced on June 1, 2011, and will expire on May 31, 2012, or when 1,000,000 shares have been repurchased, whichever occurs first. During the three months ended August 31, 2011, 619,652 shares were purchased under this plan.

(5)	Commodity Contracts. MSC is exposed to certain risks related to ongoing business operations. We use derivative instruments with the objective of managing our financial and operational exposure arising from these risks: primarily commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in our manufacturing processes. MSC maintains a commodity forward purchase policy. This seeks to ensure that, at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When MSC enters into these contracts, it applies the Normal Purchase/Normal Sale election, which excludes the contracts from being accounted for as derivative instruments at fair value for as long as they qualify for the election.

At August 31, 2011, we did not have any commodity contracts that we accounted for at fair value.

(6)	Comprehensive Income

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2011	2010	2011	2010
Net Income	$3,021	$3,937	$7,178	$7,944
Other Comprehensive Income:
Pension/Postretirement Adjustments, Net of Benefit for Income Taxes of $0 for all periods presented	134	169	338	318
Foreign Currency Translation Adjustments	150	168	643	(269)

Comprehensive Income	$3,305	$4,274	$8,159	$7,993

(7)	Indebtedness. The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of August 31, 2011) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company—including inventory, equipment, real property and intellectual property—reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. On May 10, 2011, MSC and JPMorgan Chase Bank, N.A. agreed to extend the existing Line for two years on substantially identical terms.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at August 31, 2011, was $3.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line at either August 31, 2011, or February 28, 2011, nor were any amounts borrowed during the six months ended August 31, 2011, or August 31, 2010. In September 2011, the outstanding letters of credit were reduced to $1.1 million.

(8)	Inventory. Inventories consist of the following:

(in thousands)	August 31, 2011	February 28, 2011
Raw Materials	$12,152	$9,637
Finished Goods	10,435	11,269

Total Inventories	$22,587	$20,906

(9)	Significant Customers. Due to the concentration in the automotive industry, management believes that sales to individual automotive customers—both Tier 1 and Tier 2 (including US Steel)—are significant. The following table shows sales to the Company’s major customers as a percentage of consolidated net sales for the three and six months ended August 31, 2011 and 2010.

	% of Consolidated Net Sales for the Three Months Ended August 31,		% of Consolidated Net Sales for the Six Months Ended August 31,
Customer	2011	2010	2011	2010
US Steel	24%	14%	25%	13%
Chrysler	16%	19%	16%	17%
Ford	11%	18%	11%	18%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable at August 31, 2011, and February 28, 2011.

	% of Consolidated Gross Accounts Receivable
Customer	August 31, 2011	February 28, 2011
Chrysler	17%	14%
US Steel (1)	15%	24%
Ford	9%	18%

(1)	The reduction in US Steel is due to the timing of payments received at August 31 and February 28, 2011. The percentage at February 28, 2011, did not reflect a $2.4 million payment received on March 1, 2011 which should have been received on February 28, 2011.

Net sales of our domestic and foreign units are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2011	2010	2011	2010
Domestic Net Sales	$30,242	$30,388	$62,394	$69,873
Foreign Net Sales	4,175	2,733	8,059	5,715

Total Net Sales	$34,417	$33,121	$70,453	$75,588

Domestic Net Sales includes sales originated by our domestic subsidiaries and shipped to customers in Asia of $1.5 million and $2.3 million for the three and six months ended August 31, 2011, and $0.4 million and $1.0 million for the comparable prior-year periods.

(10)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. After analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets, the Company had established a valuation allowance on its U.S. and German deferred tax assets as of February 28, 2009. During the three and six months ended August 31, 2011, the Company recorded a decrease in the valuation allowances of approximately $1.1 million and $2.7 million, respectively, relating to the tax effects of the income generated during fiscal 2012 offset by a $0.7 million increase due to an adjustment to the German deferred tax assets and valuation allowance. The six-month period also included a reduction of $1.9 million related to the write-off of net operating losses, primarily in Pennsylvania, due to the liquidation of a subsidiary and the inability to utilize the losses. There were no other material changes to the Company’s valuation allowances during the three and six months ended August 31, 2011. A full valuation allowance continues to be maintained for the Company’s remaining U.S. and German deferred tax assets at August 31, 2011. Should actual operating results and our forecast of future taxable income remain favorable, absent other factors indicating a contrary conclusion, the Company believes a substantial portion of the remaining valuation allowance may be reversed by the end of fiscal 2012.

The Company does not anticipate that the total amount of unrecognized tax benefits of $2.4 million at August 31, 2011, will significantly change during the next 12 months.

For the three and six months ended August 31, 2011, the Company’s effective income tax provision for continuing operations was a benefit of 0.2% and an expense of 3.5%, respectively, compared with a benefit of 0.4% and an expense of 3.5%, respectively, in the same periods last year. The tax for the three months ended August 31, 2010, included a current tax benefit resulting from the sale of the idled facility and production equipment located in Middletown, OH. See Note 16, “Middleton Asset Sale,” for further discussion of the sale.

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

	Pension Benefits		Other Benefits
	Three Months Ended August 31,
(in thousands)	2011	2010	2011	2010
Service Cost	$—	$—	$5	$30
Interest Cost	167	171	21	72
Amortization of Unrecognized Prior Service Cost	—	—	(69)	—
Expected Return on Plan Assets	(154)	(135)	—	—
Amortization of Net Loss	101	98	47	62

Total Net Periodic Benefit Cost	$114	$134	$4	$164

	Pension Benefits		Other Benefits
	Six Months Ended August 31,
(in thousands)	2011	2010	2011	2010
Service Cost	$—	$—	$10	$60
Interest Cost	334	341	43	143
Amortization of Unrecognized Prior Service Cost	—	—	(138)	—
Expected Return on Plan Assets	(309)	(269)	—	—
Amortization of Net Loss	203	196	94	123

Total Net Periodic Benefit Cost	$228	$268	$9	$326

MSC previously disclosed in the Notes to its financial statements for the year ended February 28, 2011, that it expected to contribute $1.2 million toward its qualified and nonqualified defined benefit pension plans and $0.2 million toward its other post-retirement benefit plans other than pension plans in fiscal 2012. As of August 31, 2011, $0.6 million of contributions/payments have been made toward the pension plans and $0.1 million of net contributions/payments have been made to the other post-retirement plans.

(12)	Equity and Compensation Plans. The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There were 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Nonqualified stock options generally vest over three years and expire between five and 10 years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time, Company financial performance or a combination of the two.

MSC also has one inactive equity award plan: The Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made. There were 25,958 stock options outstanding and exercisable under this plan at August 31, 2011.

In March 2010, the Company granted 200,000 stock options with a $2.00 strike price. The weighted average Black-Scholes value of each option granted was $0.93. In May 2010, MSC issued 10,000 shares of restricted stock. These shares will vest over three years. In March 2011, the Company granted 200,000 stock options with a $7.50 strike price. The weighted average Black-Scholes value of each option granted was $4.13. In May 2011, MSC issued 10,000 shares of restricted stock, which will vest over three years. No option or equity awards were granted during the three months ended August 31, 2011.

(13)	Segments. MSC operates in one business segment based on how the Chief Operating Decision Maker views the business for purposes of evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymeric coatings and other materials, as well as rubber coatings, used to manage noise and vibration. The coated metal material-based solutions include coil-coated, film-laminated and electrogalvanized (“EG”) functional and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process. MSC’s material-based solutions are designed to meet specific customer requirements for the automotive, appliance, building and construction, lighting and electronics markets.

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform coils of carbon-based steel, stainless steel or aluminum into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are bonded to the metal coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the metal and the bonding method employed. Various paints and coatings are applied by running the uncoiled metal ribbon through a bath and baking the coatings onto the steel in high temperature ovens. Our proprietary Quiet Steel ® is produced by bonding two metal coils together with highly-engineered viscoelastic core materials. Zinc and zinc-nickel corrosion protections are applied by running the steel through metal electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge, Ohio facility. Our facility in Germany is principally a tool making and stamping operation, producing finished brake shims for the European and Asian automotive industries.

We use a significant level of shared assets, and share resources for sales, general and administrative expense, and management across each of our product categories. It is common for a single customer to make purchases from several different product categories as well as from different plants. Capital projects, whether for cost savings or generating incremental revenue, are evaluated individually based on estimated economic returns (e.g., net present value, return on investment), not based on related product line or geographic location. We use a centralized management structure, and share administration and production resources, to deliver individual products that, together, provide solutions to our customer base. Disaggregated financial information for individual products is largely limited to top-line revenues.

	Three Months Ended August 31,				Six Months Ended August 31,
	2011		2010		2011		2010
Net Sales ($ in millions)	$	%	$	%	$	%	$	%
Acoustical	17.2	50	18.4	56	34.9	50	39.8	53
Coated	17.2	50	14.7	44	35.6	50	35.8	47

Total Net Sales	$34.4	100%	$33.1	100%	$70.5	100%	$75.6	100%

(14)	Recent Accounting Pronouncements. On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework—that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. There are few differences between the ASU and its international counterpart, International Financial Reporting Standard (“IFRS”) 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011, for public companies. MSC is evaluating the impact of adopting this guidance, but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flow.

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

(15)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental reserves were approximately $1.3 million as of August 31, 2011, and $1.3 million as of February 28, 2011. Management does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, given the reserves recorded as of August 31, 2011, and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties. These include, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that could affect the Company’s exposure.

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

(16)	Middletown Asset Sale. The Company closed its coil coating facility in Middletown, Ohio, in July 2004. On June 24, 2010, MSC sold the facility to NCI Group for $4.9 million. The carrying value of these assets prior to the sale was $2.9 million. The Company recorded a gain on the sale of approximately $1.9 million (net of fees) in the second quarter of fiscal 2011.

(17)	Restructuring. In the first quarter of fiscal 2011, MSC executed a restructuring plan in conjunction with the sale of certain coil coating assets located in Elk Grove Village, Illinois. See Note 19, “Elk Grove Village Asset Sale,” for additional discussion of the sale. The plan included eliminating positions in production and SG&A departments. The Company recognized approximately $1.1 million in employee severance expense, all of which was paid by the end of fiscal 2011.

During the fourth quarter of fiscal 2011, MSC recognized severance expense of $0.2 million, which will be paid through fiscal 2012. During the second quarter of fiscal 2012, the Company recognized severance expense of $0.3 million, which will be paid through the second quarter of fiscal 2013.

The year-to-date activity in the restructuring reserve is presented in the chart below:

(in thousands)
Restructuring Reserve as of February 28, 2011	$202
Restructuring Expenses Recorded During Fiscal 2012	345
Cash Payments and Other Adjustments	(147)

Restructuring Reserve as of August 31, 2011	$400

(18)	Asset Impairment. During the first quarter of fiscal 2011, in conjunction with the sale of a portion of our coil coating assets, we conducted an impairment analysis of the real estate and building improvement assets at our Plant #7 in Elk Grove Village, Illinois. Based on that valuation, we determined the assets were impaired and recorded a $3.7 million write-down of the assets in the first quarter of fiscal 2011.

(19)	Elk Grove Village Asset Sale. On April 12, 2010, the Company sold a portion of its coil coating assets and associated business base to Roll Coater, Inc. for $10 million ($9.3 million after investment banking fees). Roll Coater purchased the coil coating machinery, related processing equipment, and corresponding customer base associated with MSC’s Plant #7 in Elk Grove Village, Illinois. Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million in sales of general-line coil coated products. In addition, MSC and Roll Coater entered into a multi-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company recorded a gain on the sale of approximately $4.7 million (net of $0.3 million of legal fees) in the first quarter of fiscal 2011. MSC also recorded $1.1 million of employee severance expense and $0.2 million of inventory write-off expenses in connection with the sale.

(20)	Plan to Sell Elk Grove Village Building. In April 2011, after receiving authorization from the Board of Directors, management committed to a plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois. This building houses our corporate offices and housed our coil coating assets before they were sold in April 2010. Since the production portion of the building is idle, and we have sufficient office space in our Plant #2 building in Elk Grove Village, Illinois, to accommodate our corporate offices, this building is no longer critical to our business. Given the current market for real estate, a sale of the building is not likely to occur in the near term. Also, the Company does not have any pressing cash needs that would force an early sale and management is committed to realizing an appropriate sales value for the property. Accordingly, the building is not considered an asset held for sale and MSC continues to account for the building as an active, depreciating asset.

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

Executive Summary

Material Sciences Corporation and its subsidiaries (the “Company,” “MSC,” “we,” “our” or “us”) design, manufacture and market material-based solutions for acoustical and coated applications. Our acoustical material-based solutions include composites that consist of layers of metal, rubber and other materials used to manage noise and vibration in such products as automotive body panels; braking systems; engine parts; appliances; heating, ventilation and air conditioning (“HVAC”) and computer disk drives. Our coated material-based solutions include coil coated and electrogalvanized (“EG”) protective, decorative and rubber coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive body panels and fuel tanks, building products, gaskets, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building, consumer and industrial markets. We use a significant level of shared assets and management across each of our product categories. It is common for a single customer to purchase products from several different product categories.

We continue our efforts to expand existing relationships in Asia through our sales offices in Korea, Malaysia and China, and have an ongoing relationship with Hae Won Steel in Korea and Federal Iron Works in Malaysia for the production of our products.

As a part of our strategic planning process, management evaluates the strategic position, growth and economic value potential of our businesses with the objective of creating additional value for our shareholders. This planning process includes a review of organic growth opportunities, potential sales of assets, acquisitions of products or businesses and strategic partnerships.

Although MSC has engaged in significant sales of production assets in recent years, this is unlikely to continue. We will consider selling non-core assets if the circumstances are appropriate. As discussed in Note 20 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, and in the Form 10-K, we plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois.

Results of Operations

Here is a summary of our consolidated financial performance:

	Three Months Ended August 31,			Six Months Ended August 31,
($ in thousands)	2011	2010	% Variance	2011	2010	% Variance
Net Sales	$34,417	$33,121	3.9%	$70,453	$75,588	(6.8)%
Gross Profit	$7,651	$6,589	16.1%	$17,173	$16,072	6.9%
% of Net Sales	22.2%	19.9%		24.4%	21.3%
Selling, General and Administrative	$4,726	$4,968	(4.9)%	$10,276	$10,254	0.2%
% of Net Sales	13.7%	15.0%		14.6%	13.6%

Sales

($ in thousands)	Net Sales for the Three Months Ended August 31,
Application	2011	2010	$ Variance	% Variance
Acoustical	$17,247	$18,402	($1,155)	(6.3)%
Coated	$17,170	$14,719	$2,451	16.7%

Total	$34,417	$33,121	$1,296	3.9%

($ in thousands)	Net Sales for the Six Months Ended August 31,
Application	2011	2010	$ Variance	% Variance
Acoustical	$34,866	$39,836	($4,970)	(12.5)%
Coated	$35,587	$35,752	($165)	(0.5)%

Total	$70,453	$75,588	($5,135)	(6.8)%

Comparison of Results of Operations for the Three Months Ended August 31, 2011 and 2010

Sales in the three months ended August 31, 2011, increased by $1.3 million from the prior fiscal year quarter.

Acoustical sales declined $1.2 million due to lower demand from our automotive customers. Body panel laminate sales for the second quarter of fiscal year 2012 were off $1.2 million, due to $0.7 million of lower shipments to Chrysler—due to lower automotive builds and inventory adjustments—and $0.8 million in lower sales to General Motors as some models containing Quiet Steel® have gone out of production and it stopped using the technology on certain models. This was partially offset by higher body panel laminate sales to other automotive companies. Brake sales rose $0.5 million primarily due to higher original equipment brake sales in Europe. Sales related to engine products declined $0.8 million due to lower overall demand for parts used in engines for automobiles and Class 8 trucks. This was offset by increases in other acoustical sales of $0.4 million for appliance and disk drive products. Returns and allowances (a component of net sales) decreased by $0.1 million due mainly to lower revenues generated by scrap sales.

Sales of coated metal products increased by $2.5 million. This increase was the result of a $3.6 million increase in sales of electrogalvanized products used in automotive body panel applications, as well as $0.9 million in higher sales of our ElectroBrite® product in the appliance market. These increases were partially offset by a $1.7 million decrease in fuel tank sales because certain vehicles at Ford have converted from the coated steel supplied by MSC to plastic fuel tank materials. In addition, the prior year sale of coil coating assets at the Elk Grove Village Plant #7, and the associated revenue, accounted for a $1.3 million reduction. These assets primarily served the appliance and building product markets. Returns and allowances (a component of net sales) improved by $0.7 million mainly due to higher scrap sales as well as improvements in product mix (lower coil coating and higher EG volume) and product quality.

Gross Profit

Gross profit for the three months ended August 31, 2011, was $7.7 million, or 22.2% of net sales, for fiscal 2012 compared with $6.6 million, or 19.9% of net sales, for fiscal 2011. This resulted from the two primary factors detailed below:

Sales and operating factors accounted for a $0.1 million increase in gross profit, reflecting the following:

•	The coated metal sales mix and gross margin improved because of a lower volume of coil coating sales (due to the Elk Grove Village asset sale), and higher sales of EG coated metal.

•	This was partially offset by a decline in acoustical sales, and higher material costs.

The cost of non-conformance (product quality, net of scrap sales) improved by $1.0 million from a year ago for three reasons:

•	Coil coating sales—which had a high cost of non-conformance—were lower in the second quarter of fiscal 2012 because of the Elk Grove Village asset sale in the prior year.

•	Product quality improved, mainly due to internal production yields at our Walbridge facility.

•	Scrap metal sales—which are a byproduct of our manufacturing process—increased due to higher production volumes and improved scrap pricing in the secondary market.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three months ended August 31, 2011, were $4.7 million compared with $5.0 million in the same period last year. SG&A expenses in the second quarter of fiscal 2012 decreased by $0.4 million due to reduced director incentive expenses that resulted from stock price changes and lower professional fees, partially offset by higher employee-related expenses due to increased staffing levels in the sales and marketing function.

Special Charge & Gains

On June 24, 2010, MSC sold the idled facility and related production equipment located in Middletown, Ohio to NCI Group for $4.9 million. The Company recorded a gain on the sale of approximately $1.9 million in the second quarter of fiscal 2011.

The Company recorded approximately $0.3 million of employee severance expense in the three months ended August 31, 2011, related to the termination of certain management and sales employees.

Total Other Income, Net

Total other income, net was $0.4 million for both the three months ended August 31, 2011, and August 31, 2010. There were no significant changes in the components of other income, net between the two fiscal year periods. Total other income, net includes rental income of $0.3 million. That income was from leases in our Elk Grove Village Plant #7, which had operating expenses of $0.4 million (including depreciation of $0.2 million) recorded in SG&A during the three months ended August 31, 2011.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as, past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. After analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets, the Company has established a valuation allowance on its U.S. and German deferred tax assets as of February 28, 2009. During the three months ended August 31, 2011, the Company recorded a decrease in the valuation allowances of approximately $1.1 million relating to the tax effects of the income generated during fiscal 2012 offset by a $0.7 million increase due to an adjustment to the German deferred tax assets and valuation allowance. There were no other material changes to the Company’s valuation allowances during the three months ended August 31, 2011. A full valuation allowance continues to be maintained for the Company’s remaining U.S. and German deferred tax assets at August 31, 2011.

The Company does not anticipate that the total amount of unrecognized tax benefits of $2.4 million at August 31, 2011, will significantly change during the next 12 months.

For the three months ended August 31, 2011, the Company’s effective income tax provision for continuing operations was a benefit of 0.2% compared with a benefit of 0.4% in the same period last year.

Comparison of Results of Operations for the Six Months Ended August 31, 2011 and 2010

Sales for the six months ended August 31, 2011, decreased by $5.1 million from the prior fiscal year.

Acoustical sales declined $5.0 million due to lower demand for our products from our automotive customers. Body panel laminate sales for the first six months of fiscal year 2012 declined $4.3 million, due to $1.8 million of lower shipments to Chrysler—due to lower automotive builds—and $2.7 million in lower shipments to General Motors as some models containing Quiet Steel have gone out of production and it stopped using the technology on certain other models. This decrease was partially offset by higher body panel laminate sales to other automotive companies. Brake sales were flat with higher sales in Europe offsetting North American shipments. Sales related to engine products declined $1.0 million due to lower automotive demand. This was partially offset by a $0.7 million increase in appliance and disk drive acoustical sales. Returns and allowances (a component of net sales) decreased by $0.2 million due mainly to lower revenues generated by scrap sales.

Sales of coated metal products decreased by $0.2 million. The prior-year sale of coil coating assets at the Elk Grove Village Plant #7, and the associated revenue, accounted for a $7.4 million reduction in net sales. These assets primarily served the appliance and building product markets. Fuel tank sales decreased $4.9 million because certain vehicles at Ford have converted from the coated steel supplied by MSC to plastic fuel tank materials. These lower volumes were offset by $8.6 million in stronger sales of EG products used in automotive body panel applications, as well as $1.7 million in higher sales from our ElectroBrite product. Returns and allowances (a component of net sales) improved by $1.6 million mainly due to higher scrap sales as well as improvements in product mix (lower coil coating and higher EG volume) and product quality.

Gross Profit

Gross profit for the six months ended August 31, 2011, was $17.2 million, or 24.4% of net sales, for fiscal 2012 compared with $16.1 million, or 21.3% of net sales, for fiscal 2011. This change resulted from the two primary factors detailed below:

Sales and operating factors accounted for a $0.4 million decrease in gross profit, reflecting the following:

•	A decline in acoustical sales

•	Higher material costs

•

These were partially offset by an improvement in the coated metal sales mix and gross margin because of a lower volume of coil coating sales (due to the Elk Grove Village asset sale), and higher sales of EG coated metal

The cost of non-conformance (product quality, net of scrap sales) improved by $1.5 million from a year ago for two reasons:

•	Coil coating sales—which had a high cost of non-conformance—were lower in the first half of fiscal 2012 because of the Elk Grove Village asset sale in the prior year.

•	Scrap metal sales—which are a byproduct of our manufacturing process—increased due to higher production volumes and improved scrap pricing in the secondary market.

Selling, General and Administrative Expenses

SG&A expenses were $10.3 million for both the six months ended August 31, 2011, and August 31, 2010. In the first half of fiscal 2012, higher management incentive expenses—due to accrual timing—were offset by lower director incentive expense that was the result of stock price changes. In addition, higher employee-related expenses from higher staffing levels in sales and marketing were offset by lower professional service expenses.

Special Charge & Gains

During the six months ended August 31, 2010, MSC recorded a gain of $1.9 million on the sale of the idled facility and related production equipment located in Middletown, Ohio and a gain of $4.7 million on the sale of our coil coating assets located in our Plant #7 in Elk Grove Village, Illinois. We also recorded an asset impairment charge of $3.7 million and employee severance expense of $1.1 million related to the coil coating asset sale. The Company recorded approximately $0.3 million of employee severance expense in the six months ended August 31, 2011, related to the termination of certain management and sales employees.

Total Other Income, Net

Total other income, net for the six months ended August 31, 2011, was $0.9 million compared with $0.6 million in the same period of fiscal 2011. The increase was primarily due to rent received for our Elk Grove Village Plant facility, which commenced in April 2010, and improved results from our joint venture investment in Tekno. Total other income, net includes rental income of $0.5 million. That income was for leases in our Elk Grove Village Plant #7, which had operating expenses of $0.7 million (including depreciation of $0.4 million) recorded in SG&A during the six months ended August 31, 2011.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as, past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. After analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets, the Company has established a valuation allowance on its U.S., and German deferred tax assets as of February 28, 2009. During the six months ended August 31, 2011, the Company recorded a decrease in the valuation allowances of approximately $2.7 million relating to the tax effects of the income generated during fiscal 2012 offset by a $0.7 million increase due to an adjustment to the German deferred tax assets and valuation allowance and a reduction of $1.9 million related to the write-off of net operating losses, primarily in Pennsylvania, due to the liquidation of a subsidiary and the inability to utilize the losses. There were no other material changes to the Company’s valuation allowances during the six months ended August 31, 2011. A full valuation allowance continues to be maintained for the Company’s remaining U.S. and German deferred tax assets at August 31, 2011.

The Company does not anticipate that the total amount of unrecognized tax benefits of $2.4 million at August 31, 2011, will significantly change during the next 12 months.

For the six months ended August 31, 2011, the Company’s effective income tax provision for continuing operations was an expense of 3.5% compared with an expense of 3.5% in the same period last year.

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

During the first six months of fiscal 2012, we generated $8.2 million of cash from operating activities compared with $6.9 million during the first six months of last fiscal year. The increase was primarily due to a $1.4 million increase in net income after adjustment for non-cash items, a larger decrease in accounts receivable and prepaids in the current fiscal year compared to the prior fiscal year—resulting in $2.5 million more cash ($2.4 million of which is due to timing of a payment received from US Steel on March 1, 2011), and smaller decreases of accounts payable and accruals in the current fiscal year compared to the prior year—resulting in $1.3 million more cash. These increases were partially offset by a $3.8 million increase in inventory between the two periods. Last year’s reduction of working capital was partially the result of the sale of the coil coating assets and associated business volume, as discussed in Note 19, “Elk Grove Village Asset Sale.”

In the first six months of fiscal 2012, we invested $2.9 million in capital improvement projects, compared with $0.8 million in the same period last year. The increase was primarily attributable to additional investments in production equipment at our Elk Grove Village, Illinois Plant #2 and Walbridge, Ohio facilities, as well as brake testing equipment in our Application Research Center in Canton, MI. In the prior year, we generated $14.1 million from the sale of the Elk Grove Village Plant #7 production equipment and the Middletown real estate and production assets and $1.7 million from the early settlement of the Morrisville promissory note. These activities did not repeat in the current year.

In the first six months of fiscal 2012, we invested $12.0 million repurchasing our common stock.

MSC has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of August 31, 2011) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company (including inventory, equipment, real property and intellectual property), reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. On May 10, 2011, MSC and JPMorgan Chase Bank, N.A. agreed to extend the existing Line for two years on substantially identical terms.

Due to the borrowing base limitations and outstanding letters of credit of $1.3 million, the net amount available for borrowing at August 31, 2011, was $3.7 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of August 31, 2011, nor were any amounts borrowed during the six months ended August 31, 2011, or August 31, 2010. In September 2011, the outstanding letters of credit were reduced to $1.1 million.

Our Board of Directors authorized the repurchase of shares of the Company’s common stock as follows:

•	On January 7, 2008, 1,000,000 shares

•	On January 28, 2011, 1,000,000 shares

•	On May 27, 2011, 1,000,000 shares

•	On September 14, 2011, 1,000,000 shares

The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 98,316 shares under the January 2008 authorization (completing that authorization), 1,000,000 shares under the January 2011 authorization (completing that authorization) and 619,652 shares under the May 2011 authorization during the six months ended August 31, 2011. At August 31, 2011, there were 380,348 shares available for purchase under the May 2011 authorization.

MSC is party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental reserves were approximately $1.3 million at August 31, 2011, and February 28, 2011. Refer to Note 15 of the Notes to the Condensed Consolidated Financial Statements entitled “Commitments and Contingencies” for additional information.

Contractual Obligations

There were no significant changes to the contractual obligations table presented in our Form 10-K.

Critical Accounting Policies

We have identified significant accounting policies that—as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved—could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Our most critical accounting policies, to which there have been no changes, are related to the following areas: revenue recognition, allowance for doubtful accounts, inventory, long-lived assets, income taxes, environmental reserves and defined benefit retirement plans. Details on our use of these policies and the related estimates are described fully in our Form 10-K.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of MSC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that MSC’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in internal control over financial reporting. During the quarter ended August 31, 2011, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The required certifications of our principal executive and financial officers are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures in this Item 4 contain information on the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, these should be read in conjunction with Item 9A of the Company’s 2011 Annual Report on Form 10-K filed with the SEC on April 29, 2011.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2011

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

MSC is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning our entire business. We believe that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on the Company’s financial statements. See Note 15 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, cash flows, and liquidity, and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2011, includes a detailed discussion of the risk factors we believe still exist in our business. In addition to those factors, other risks and uncertainties may have a material adverse effect on our business, financial condition, and/or operating results, cash flows and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Our Board of Directors authorized the repurchase of the Company’s common stock as follows:

•	On January 7, 2008, 1,000,000 shares

•	On January 28, 2011, 1,000,000 shares

•	On May 27, 2011, 1,000,000 shares

•	On September 14, 2011, 1,000,000 shares

The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. Frequently, MSC uses written trading plans under Rule 10b5-1 of the SEC to complete the purchases.

During the three months ended August 31, 2011, the Company repurchased 619,652 shares under the May 2011 authorization. All of the shares purchased were acquired under a written trading plan.

At August 31, 2011, there were 380,348 shares available for purchase under the May 2011 authorization.

The following table shows the repurchases of common stock made by the Company during the fiscal quarter ended August 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
June 1–30, 2011	145,285	$7.10	145,285	854,715
July 1–31, 2011	45,335	$8.00	45,335	809,380
August 1–31, 2011	429,032	$7.23	429,032	380,348

Total	619,652	$7.26	619,652

1.	All of the shares repurchased during the fiscal quarter ended August 31, 2011, were bought under an open market stock repurchase program (Rule 10b5-1 plan) which was previously announced on May 27, 2011, and which was set to terminate on May 31, 2012.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of October 2011.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James D. Pawlak
James D. Pawlak
Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2011

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	The following data from the Material Sciences Corporation Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in eXtensible Business Reporting Language (XBRL®): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the related notes. (1)

(1)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.