Form 10-Q
period 2011-11-30
MATERIAL SCIENCES CORP
filed 2012-01-12
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

As of December 31, 2011, there were 10,542,659 outstanding shares of common stock, $0.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share data)	2011	2010	2011	2010

Net Sales	$34,009	$30,120	$104,462	$105,708
Cost of Sales	24,702	23,335	77,982	82,851

Gross Profit	9,307	6,785	26,480	22,857
Selling, General and Administrative Expenses	5,614	5,587	15,890	15,841
Asset Impairment Charges	—	—	—	3,720
Gain on Sale of Assets	—	—	—	(6,639)
Restructuring	—	—	345	1,145

Income from Operations	3,693	1,198	10,245	8,790

Other Income, Net:
Interest Income, Net	3	19	35	60
Equity in Results of Joint Venture	198	119	461	327
Rental Income	283	252	827	660
Other Income (Loss), Net	(23)	48	21	31

Total Other Income, Net	461	438	1,344	1,078

Income from Operations Before
Provision (Benefit) for Income Taxes	4,154	1,636	11,589	9,868
Provision (Benefit) for Income Taxes	428	(73)	685	215

Net Income	$3,726	$1,709	$10,904	$9,653

Basic Net Income Per Share	$0.35	$0.13	$0.94	$0.75

Diluted Net Income Per Share	$0.34	$0.13	$0.93	$0.74

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income Per Share	10,786	12,909	11,605	12,907
Dilutive Shares	87	89	91	51

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	10,873	12,998	11,696	12,958

Outstanding Common Stock Options Having No Dilutive Effect	339	257	324	260

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

	November 30,	February 28,
(In thousands)	2011	2011
	(unaudited)

Assets:
Current Assets:
Cash and Cash Equivalents	$28,311	$35,629
Receivables, Less Reserves and Allowances of $509 and $420, Respectively	18,075	22,581
Income Taxes Receivable	321	616
Prepaid Expenses	835	428
Inventories	22,727	20,906

Total Current Assets	70,269	80,160

Property, Plant and Equipment	124,705	118,937
Accumulated Depreciation	(91,959)	(88,461)

Net Property, Plant and Equipment	32,746	30,476

Other Assets:
Investment in Joint Venture	3,644	3,152
Other	164	142

Total Other Assets	3,808	3,294

Total Assets	$106,823	$113,930

Liabilities:
Current Liabilities:
Accounts Payable	$13,377	$15,126
Accrued Payroll Related Expenses	3,181	2,718
Accrued Expenses	5,715	6,093

Total Current Liabilities	22,273	23,937

Long-Term Liabilities:
Pension and Postretirement Liabilities	6,072	7,015
Other	5,547	4,780

Total Long-Term Liabilities	11,619	11,795

Commitments and Contingencies	—	—

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	380	380
Additional Paid-In Capital	80,360	80,004
Treasury Stock at Cost	(73,659)	(56,885)
Retained Earnings	66,489	55,585
Accumulated Other Comprehensive Loss	(639)	(886)

Total Shareowners’ Equity	72,931	78,198

Total Liabilities and Equity	$106,823	$113,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Nine Months Ended November 30,
(In thousands)	2011	2010

Cash Flows From:
Operating Activities:
Net Income	$10,904	$9,653
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Gain on Sale of Fixed Assets	—	(6,639)
Loss on Impairment of Fixed Assets	—	3,720
Depreciation, Amortization and Accretion	3,679	4,339
Compensatory Effect of Stock Plans	221	167
Other, Net	(509)	(583)
Changes in Assets and Liabilities:
Receivables	4,451	2,333
Income Taxes Receivable	295	427
Prepaid Expenses	(411)	(203)
Inventories	(1,883)	1,244
Accounts Payable	(2,213)	(3,731)
Accrued Expenses	158	(1,307)
Other, Net	242	(812)

Net Cash Provided by Operating Activities	14,934	8,608

Investing Activities:
Capital Expenditures	(5,457)	(1,374)
Proceeds from Sale of Assets	—	14,089
Proceeds from Note Receivable	—	1,732

Net Cash Provided by (Used In) Investing Activities	(5,457)	14,447

Financing Activities:
Purchases of Treasury Stock	(16,879)	—
Issuance of Common Stock	135	15

Net Cash Provided by (Used in) Financing Activities	(16,744)	15

Effect of Exchange Rate Changes on Cash	(51)	(19)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,318)	23,051
Cash and Cash Equivalents at Beginning of Period	35,629	12,866

Cash and Cash Equivalents at End of Period	$28,311	$35,917

Non-Cash Investing and Financing Transactions:
Capital Expenditures in Accounts Payable at End of Period	$1,410	$243
Treasury Stock Purchases in Accrued Liabilities at Period-End	$6	$—

Supplemental Cash Flow Disclosures:
Interest Paid	$27	$27
Income Taxes Paid (Refunded), Net	$326	$(141)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The financial information as of November 30, 2011, and for the three and nine months ended November 30, 2011 and 2010, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation and Subsidiaries (the “Company,” “we,” “our,” “us” or “MSC”), the information reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission on April 29, 2011, for the fiscal year ended February 28, 2011. A reclassification has been made to the prior years’ consolidated financial statements to conform to the fiscal 2012 presentation—“Rental Income” was reclassified from “Other Income (Loss), Net” on the Condensed Consolidated Statements of Operations.

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $198,000 and $461,000 for the three and nine months ended November 30, 2011, respectively, compared with $119,000 and $327,000 for the same periods in fiscal 2011.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $0.02 Par Value; 40,000,000 Shares Authorized; 19,030,708 Shares Issued and 10,565,565 Shares Outstanding as of November 30, 2011, and 18,993,892 Shares Issued and 12,893,560 Shares Outstanding as of February 28, 2011.

(4)	Treasury Stock. Our Board of Directors authorized the repurchase of shares of the Company’s common stock as follows:

•	On January 7, 2008, 1,000,000 shares

•	On January 28, 2011, 1,000,000 shares

•	On May 27, 2011, 1,000,000 shares

•	On September 14, 2011, 1,000,000 shares

The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased all of the shares authorized under the January 2008, January 2011 and May 2011 authorizations and 256,495 shares under the September 2011 authorization. At November 30, 2011, there were 743,505 shares available for purchase under the September 2011 authorization.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2011	6,090,332	$56,885	$9.34
Repurchases During the Nine Months Ended November 30, 2011	2,354,811	16,774	$7.12

Treasury Stock as of November 30, 2011	8,445,143	$73,659	$8.72

On May 27, 2011, the Company entered into a written trading plan to purchase up to 1,000,000 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan commenced on June 1, 2011, and expired on September 22, 2011, when 1,000,000 shares had been repurchased. On October 10, 2011, MSC entered into a new written trading plan to purchase up to 1,000,000 shares under Rule 10b5-1. During the three months ended November 30, 2011, 380,348 shares were purchased under the May 2011 trading plan and 256,495 under the October 2011 plan.

(5)	Commodity Contracts. MSC is exposed to certain risks related to ongoing business operations. We use derivative instruments with the objective of managing our financial and operational exposure arising from these risks: primarily commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in our manufacturing processes. MSC maintains a commodity forward purchase policy. This seeks to ensure that, at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When MSC enters into these contracts, it applies the Normal Purchase/Normal Sale election, which excludes the contracts from being accounted for as derivative instruments at fair value for as long as they qualify for the election.

At November 30, 2011, we did not have any commodity contracts that we accounted for at fair value.

(6)	Comprehensive Income

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2011	2010	2011	2010
Net Income	$3,726	$1,709	$10,904	$9,653
Other Comprehensive Income (Loss):
Pension/Postretirement Adjustments, Net of Benefit for Income Taxes of $0 for all periods presented	99	2,189	437	2,507
Foreign Currency Translation Adjustments	(832)	327	(190)	58

Comprehensive Income	$2,993	$4,225	$11,151	$12,218

(7)	Indebtedness. The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of November 30, 2011) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company—including inventory, equipment, real property and intellectual property—reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. On May 10, 2011, MSC and JPMorgan Chase Bank, N.A. agreed to extend the existing Line for two years on substantially identical terms.

Due to the borrowing base limitations and outstanding letters of credit of $1.1 million, the net amount available for borrowing at November 30, 2011, was $3.9 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line at either November 30, 2011, or February 28, 2011, nor were any amounts borrowed during the nine months ended November 30, 2011, or November 30, 2010.

(8)	Inventory. Inventories consist of the following:

(in thousands)	November 30, 2011	February 28, 2011
Raw Materials	$9,696	$9,637
Finished Goods	13,031	11,269

Total Inventories	$22,727	$20,906

(9)	Significant Customers. Due to the concentration in the automotive industry, management believes that sales to individual automotive customers—both Tier 1 and Tier 2 (including US Steel)—are significant. The following table shows sales to the Company’s major customers as a percentage of consolidated net sales for the three and nine months ended November 30, 2011 and 2010.

	% of Consolidated Net Sales for the Three Months Ended November 30,		% of Consolidated Net Sales for the Nine Months Ended November 30,
Customer	2011	2010	2011	2010
US Steel	18%	12%	22%	13%
Chrysler	17%	18%	16%	18%
Ford	14%	20%	12%	18%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable at November 30, 2011, and February 28, 2011.

	% of Consolidated Gross Accounts Receivable
Customer	November 30, 2011	February 28, 2011
Chrysler	20%	14%
Ford	14%	18%
US Steel (1)	8%	24%

(1)	The principal reason for the reduction in US Steel is due to the timing of payments received at November 30 and February 28, 2011. The percentage at February 28, 2011, did not reflect a $2.4 million payment received on March 1, 2011 which should have been received on February 28, 2011.

Net sales of our domestic and foreign units are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2011	2010	2011	2010
Domestic Net Sales	$30,286	$26,996	$92,680	$96,869
Foreign Net Sales	3,723	3,124	11,782	8,839

Total Net Sales	$34,009	$30,120	$104,462	$105,708

Domestic Net Sales includes sales originated by our domestic subsidiaries and shipped to customers in Asia of less than $0.1 million and $0.4 million for the three and nine months ended November 30, 2011, and $0.7 million and $1.7 million for the comparable prior-year periods. The decline between years is due to the transfer of production from our domestic locations to our operating partner (Federal Iron Works) in Malaysia.

(10)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. After analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets, the Company had established a valuation allowance on its U.S. and German deferred tax assets as of February 28, 2009. The valuation allowance decreased by $0.7 million and $4.6 million during the three and nine months ended November 30, 2011, primarily due to usage of deferred tax assets during the periods.

There were no other material changes to the Company's valuation allowances during the three and nine months ended November 30, 2011. A full valuation allowance continues to be maintained for the Company's remaining U.S. and German deferred tax assets at November 30, 2011. Should actual operating results and our forecast of future taxable income remain favorable, absent other factors indicating a contrary conclusion, the Company believes a substantial portion of the remaining valuation allowance may be reversed by the end of fiscal 2012. The Company does not anticipate that the total amount of unrecognized tax benefits for uncertain tax positions of $2.4 million at November 30, 2011, will significantly change during the next 12 months.

For the three and nine months ended November 30, 2011, the Company's effective income tax provision for continuing operations was an expense of 10.3% and an expense of 5.9%, respectively, compared with a benefit of 4.5% and an expense of 2.2%, respectively, in the same periods last year. The low rates in both years are due to the utilization of deferred tax assets—principally net operating losses and alternative minimum tax (“AMT”) credits, while maintaining a valuation allowance.

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

	Pension Benefits		Other Benefits
	Three Months Ended November 30,
(in thousands)	2011	2010	2011	2010
Service Cost	$—	$—	$5	$(41)
Interest Cost	174	170	21	(25)
Amortization of Unrecognized Prior Service Cost	—	—	(69)	(33)
Expected Return on Plan Assets	(124)	(134)	—	—
Amortization of Net Loss	120	97	47	(12)

Total Net Periodic Benefit Cost	$170	$133	$4	$(111)

	Pension Benefits		Other Benefits
	Nine Months Ended November 30,
(in thousands)	2011	2010	2011	2010
Service Cost	$—	$—	$15	$(11)
Interest Cost	508	511	64	90
Amortization of Unrecognized Prior Service Cost	—	—	(207)	(39)
Expected Return on Plan Assets	(433)	(403)	—	—
Amortization of Net Loss	323	292	141	93

Total Net Periodic Benefit Cost	$398	$400	$13	$133

MSC previously disclosed in the Notes to its financial statements for the year ended February 28, 2011, that it expected to contribute $1.2 million toward its qualified and nonqualified defined benefit pension plans and $0.2 million toward its other post-retirement benefit plans other than pension plans in fiscal 2012. As of November 30, 2011, $0.9 million of contributions/payments have been made toward the pension plans and $0.1 million of net contributions/payments have been made to the other post-retirement plans.

(12)

Equity and Compensation Plans. The Company has one active equity award plan, the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There were 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. Nonqualified stock options generally vest over three years and expire between five and 10 years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time, Company financial performance or a combination of the two. There were 490,589 stock options outstanding and exercisable under this plan at November 30, 2011.

MSC also has one inactive equity award plan: the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made. There were 25,958 stock options outstanding and exercisable under this plan at November 30, 2011.

In March 2010, the Company granted 200,000 stock options with a $2.00 strike price. The weighted average Black-Scholes value of each option granted was $0.93. In May 2010, MSC issued 10,000 shares of restricted stock. These shares will vest over three years. In March 2011, the Company granted 200,000 stock options with a $7.50 strike price. The weighted average Black-Scholes value of each option granted was $4.13. In May 2011, MSC issued 10,000 shares of restricted stock, which will vest over three years. No option or equity awards were granted during the three months ended November 30, 2011.

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

	Three Months Ended November 30,				Nine Months Ended November 30,
	2011		2010		2011		2010
Net Sales ($ in thousands)	$	%	$	%	$	%	$	%
Acoustical	16,524	49	17,721	59	51,390	49	57,543	54
Coated	17,485	51	12,399	41	53,072	51	48,165	46

Total Net Sales	$34,009	100%	$30,120	100%	$104,462	100%	$105,708	100%

(14)	Recent Accounting Pronouncements. On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework—that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. There are few differences between the ASU and its international counterpart, International Financial Reporting Standard (“IFRS”) 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for interim and annual periods beginning after December 15, 2011, for public companies. MSC is evaluating the impact of adopting this guidance, but does not expect it to have a material impact on the Company’s results of operations, financial position and cash flow.

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

(15)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental accruals were approximately $1.3 million as of November 30, 2011, and $1.3 million as of February 28, 2011. Management does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, given the accruals recorded as of November 30, 2011, and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties. These include, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that could affect the Company’s exposure.

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

The year-to-date activity in the restructuring accrual is presented in the chart below:

(in thousands)
Restructuring Accrual as of February 28, 2011	$202
Restructuring Expenses Recorded During Fiscal 2012	345
Cash Payments and Other Adjustments	(270)

Restructuring Accrual as of November 30, 2011	$277

(18)	Asset Impairment. During the first quarter of fiscal 2011, in conjunction with the sale of a portion of our coil coating assets, we conducted an impairment analysis of the real estate and building improvement assets at our Plant #7 in Elk Grove Village, Illinois. Based on that valuation, we determined the assets were impaired and recorded a $3.7 million write-down of the assets in the first quarter of fiscal 2011.

(19)	Elk Grove Village Asset Sale. On April 12, 2010, the Company sold a portion of its coil coating assets and associated business base to Roll Coater, Inc. for $10 million ($9.3 million after investment banking fees). Roll Coater purchased the coil coating machinery, related processing equipment, and corresponding customer base associated with MSC’s Plant #7 in Elk Grove Village, Illinois. Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million in sales of general-line coil coated products. In addition, MSC and Roll Coater entered into a multi-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company recorded a gain on the sale of approximately $4.7 million (net of $0.3 million of legal fees) in the first quarter of fiscal 2011. MSC also recorded $1.1 million of employee severance expense and $0.2 million of inventory write-off expenses in connection with the sale.

(20)	Plan to Sell Elk Grove Village Building. In April 2011, after receiving authorization from the Board of Directors, management committed to a plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois. This building houses our corporate offices and housed our coil coating assets before they were sold in April 2010. Since the production portion of the building is idle, and we have sufficient office space in our Plant #2 building in Elk Grove Village, Illinois, to accommodate our corporate offices, this building is no longer critical to our business. Given the current market for real estate, a sale of the building is not likely to occur in the near term. Also, the Company does not have any pressing cash needs that would force an early sale and management is committed to realizing an appropriate sales value for the property. Accordingly, the building is not considered an asset held for sale and MSC continues to account for the building as an active, depreciating asset.

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

In fiscal 2012, a portion of the Company’s sales were generated from electrogalvanized products that our steel mill partners could not coat because they lacked the captive capacity to do so. Those sales were $2.6 million and $10.4 million for the three and nine months ended November 30, 2011, respectively. The outlook for continuing these opportunistic EG sales is uncertain because our largest customer in this market that accounted for substantially all of these opportunistic sales has lost business to a competitive mill with ample captive capacity. It is unclear if we will be able to retain all or a portion of this business or replace it with sales to other customers.

As a part of our strategic planning process, management evaluates the strategic position, growth and economic value potential of our businesses with the objective of creating additional value for our shareholders. This planning process includes a review of organic growth opportunities, potential sales of assets, acquisitions of products or businesses and strategic partnerships.

Although MSC has engaged in significant sales of production assets in recent years, this is unlikely to continue. We will consider selling non-core assets if the circumstances are appropriate. As discussed in Note 20 of the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, and in the Form 10-K, we plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois.

Results of Operations

Here is a summary of our consolidated financial performance:

	Three Months Ended November 30,			Nine Months Ended November 30,
($ in thousands)	2011	2010	% Variance	2011	2010	% Variance
Net Sales	$34,009	$30,120	12.9%	$104,462	$105,708	(1.2)%
Gross Profit	$9,307	$6,785	37.2%	$26,480	$22,857	15.9%
% of Net Sales	27.4%	22.5%		25.3%	21.6%
Selling, General and Administrative Expenses	$5,614	$5,587	0.5%	$15,890	$15,841	0.3%
% of Net Sales	16.5%	18.5%		15.2%	15.0%

Sales

($ in thousands)	Net Sales for the Three Months Ended November 30,
Application	2011	2010	$ Variance	% Variance
Acoustical	$16,524	$17,721	($1,197)	(6.8)%
Coated	$17,485	$12,399	$5,086	41.0%

Total	$34,009	$30,120	$3,889	12.9%

($ in thousands)	Net Sales for the Nine Months Ended November 30,
Application	2011	2010	$ Variance	% Variance
Acoustical	$51,390	$57,543	($6,153)	(10.7)%
Coated	$53,072	$48,165	$4,907	10.2%

Total	$104,462	$105,708	($1,246)	(1.2)%

Comparison of Results of Operations for the Three Months Ended November 30, 2011 and 2010

Sales in the three months ended November 30, 2011, increased by $3.9 million from the prior fiscal year quarter.

Acoustical sales declined by $1.2 million. Of this decline, body panel laminate sales for the third quarter of fiscal year 2012 were lower than the prior year period by $0.7 million, due to $0.4 million in lower sales to General Motors (“GM”) as some models containing Quiet Steel® have gone out of production and GM stopped using the technology on certain other models, and $0.3 million in lower sales to Ford because of lower builds of the vehicles which use our products. We also experienced decreases in other acoustical sales of $0.6 million driven primarily by lower sales of appliance products. These decreases were partially offset by an increase in brake sales of $0.2 million, primarily due to higher original equipment brake sales in the United States. Returns and allowances (a component of net sales) declined slightly mainly due to lower revenues generated by scrap sales.

Sales of coated metal products increased by $5.1 million. This increase was driven by a $4.1 million increase in sales of electrogalvanized products used primarily in automotive body panel applications, as well as $0.8 million in higher sales of our ElectroBrite® product in the appliance market. These increases were partially offset by a $0.4 million decrease in fuel tank sales because certain vehicles at Ford have converted from the coated steel supplied by MSC to plastic fuel tank materials. Returns and allowances (a component of net sales) improved by $0.5 million, mainly due to higher scrap sales.

Gross Profit

Gross profit for the three months ended November 30, 2011, was $9.3 million, or 27.4% of net sales, compared with $6.8 million, or 22.5% of net sales, for the same quarter of fiscal 2011. This increase resulted from the two primary factors detailed below:

•	Sales and operating factors accounted for a $2.3 million increase in gross profit, reflecting higher sales, an improved product mix and stronger facility utilization driven by higher EG volume.

•

The cost of non-conformance (product quality, net of scrap sales) improved by $0.2 million from a year ago because scrap metal sales, which are a byproduct of our manufacturing process, increased due to higher production volumes.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three months ended November 30, 2011 and 2010 were $5.6 million in both periods. Increases of $0.4 million in sales and marketing expenses in fiscal 2012 were offset by lower incentive expenses and general spending of $0.4 million.

Total Other Income, Net

Total other income, net was $0.5 million for the three months ended November 30, 2011, and $0.4 million for the three months ended November 30, 2010. There were no significant changes in the components of other income, net between the two fiscal year periods. Total other income, net in both periods includes rental income of $0.3 million. The rental income was from leases in our Elk Grove Village Plant #7, which had operating expenses of $0.4 million (including depreciation of $0.2 million) recorded in SG&A during the three months ended November 30, 2011.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as, past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. After analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets, the Company had established a valuation allowance on its U.S. and German deferred tax assets as of February 28, 2009. During the three months ended November 30, 2011, the valuation allowance changed decreased by $0.7 million, primarily due to usage of deferred tax assets during the period.

There were no other material changes to the Company's valuation allowances during the three months ended November 30, 2011. A full valuation allowance continues to be maintained for the Company's remaining U.S. and German deferred tax assets at November 30, 2011. The Company does not anticipate that the total amount of unrecognized tax benefits for uncertain tax positions of $2.4 million at November 30, 2011, will significantly change during the next 12 months.

For the three months ended November 30, 2011, the Company's effective income tax provision for continuing operations was an expense of 10.3% compared with a benefit of 4.5% in the same period last year. The tax for the three months ended November 30, 2011 includes an expense of $0.1 million related to prior year tax provision to tax return true-ups. The tax for the three months ended November 30, 2010, included a $0.2 million benefit resulting from the release of reserves for uncertain tax positions due to statute expirations. The low rates in both periods are due to the utilization of deferred tax assets—principally net operating losses and alternative minimum tax (“AMT”) credits, while maintaining a valuation allowance.

Comparison of Results of Operations for the Nine Months Ended November 30, 2011 and 2010

Sales for the nine months ended November 30, 2011, decreased by $1.2 million from the prior fiscal year.

Acoustical sales declined by $6.2 million. Of this decline, body panel laminate sales for the first nine months of fiscal year 2012 declined $5.0 million, due primarily to $1.6 million of lower shipments to Chrysler—due to lower automotive builds—and $3.1 million in lower shipments to General Motors as some models containing Quiet Steel have gone out of production and GM stopped using the technology on certain other models. Sales related to engine products declined $1.0 million due to lower automotive demand for our products. Brake sales increased by $0.2 million with higher sales to European customers and to North American original equipment manufacturers offsetting lower North American after-market shipments. In addition, other acoustical sales increased $0.2 million, driven mainly by disk drive products. Returns and allowances (a component of net sales) decreased by $0.6 million due mainly to lower revenues generated by scrap sales.

Sales of coated metal products increased by $4.9 million. The increase was driven by $12.5 million in stronger sales of EG products used primarily in automotive body panel applications, as well as $2.4 million in higher sales from our ElectroBrite product. The prior-year sale of coil coating assets at the Elk Grove Village Plant #7, and the associated revenue, accounted for a $7.4 million reduction in net sales. These assets primarily served the appliance and building product markets. Fuel tank sales decreased $5.3 million because certain vehicles at Ford have converted from the coated steel supplied by MSC to plastic fuel tank materials. Returns and allowances (a component of net sales) improved by $2.6 million mainly due to higher scrap sales.

Gross Profit

Gross profit for the nine months ended November 30, 2011, was $26.5 million, or 25.3% of net sales, compared with $22.9 million, or 21.6% of net sales, for the same nine-month period in fiscal 2011. This increase resulted from the two primary factors detailed below:

•

Sales and operating factors accounted for a $2.0 million increase in gross profit, reflecting an improvement in the coated metal sales mix and gross margin because of a lower volume of coil coating sales (due to the Elk Grove Village asset sale), and higher sales of EG coated metal, partially offset by higher raw material costs.

•	The cost of non-conformance (product quality, net of scrap sales) improved by $1.6 million from a year ago for two reasons:

•	Coil coating sales—which had a high cost of non-conformance—were lower in fiscal 2012 because of the Elk Grove Village asset sale in the prior year.

•	Scrap metal sales—which are a byproduct of our manufacturing process—increased due to higher EG production volumes.

Selling, General and Administrative Expenses

SG&A expenses were $15.9 million for the nine months ended November 30, 2011, compared with $15.8 million for the nine months ended November 30, 2010. In the first nine months of fiscal 2012, increases of $0.6 million in management incentive expenses—due to accrual timing— were offset by lower director incentive expense of $0.6 million that was the result of stock price changes. In addition, sales and marketing expenses grew by $0.6 million, but were offset by lower expenses in other areas.

Special Charge and Gains

During the nine months ended November 30, 2010, MSC recorded a gain of $1.9 million on the sale of the idled facility and related production equipment located in Middletown, Ohio and a gain of $4.7 million on the sale of our coil coating assets located in our Plant #7 in Elk Grove Village, Illinois. We also recorded an asset impairment charge of $3.7 million and employee severance expense of $1.1 million related to the coil coating asset sale. During the nine months ended November 30, 2011, MSC recorded $0.3 million of employee severance expense.

Total Other Income, Net

Total other income, net for the nine months ended November 30, 2011, was $1.3 million compared with $1.1 million in the same period of fiscal 2011. The increase was primarily due to rent received for our Elk Grove Village Plant facility, which commenced in April 2010, and improved results from our joint venture investment in Tekno. Total other income, net includes rental income of $0.8 million in fiscal 2012 and $0.7 million in fiscal 2011. The rental income was for leases in our Elk Grove Village Plant #7, which had operating expenses of $1.1 million (including depreciation of $0.6 million) recorded in SG&A during the nine months ended November 30, 2011.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as, past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. After analyzing the ability to generate sufficient taxable income to utilize the benefit of the deferred tax assets, the

Company had established a valuation allowance on its U.S., and German deferred tax assets as of February 28, 2009. During the nine months ended November 30, 2011, the valuation allowance decreased by $4.6 million primarily due to usage of deferred tax assets during the period.

There were no other material changes to the Company's valuation allowances during the nine months ended November 30, 2011. A full valuation allowance continues to be maintained for the Company's remaining U.S. and German deferred tax assets at November 30, 2011. The Company does not anticipate that the total amount of unrecognized tax benefits for uncertain tax positions of $2.4 million at November 30, 2011, will significantly change during the next 12 months.

For the nine months ended November 30, 2011, the Company's effective income tax provision for continuing operations was an expense of 5.9% compared with an expense of 2.2% in the same period last year. The tax for the nine months ended November 30, 2010, included a $0.2 million benefit resulting from the release of reserves for uncertain tax positions due to statute expirations, and an expense of $0.1 million related to prior year tax provision to tax return true-ups. The low rates in both periods are due to the utilization of deferred tax assets—principally net operating losses and AMT credits, while maintaining a valuation allowance.

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

During the first nine months of fiscal 2012, we generated $14.9 million of cash from operating activities compared with $8.6 million during the first nine months of last fiscal year. The increase was primarily due to a $3.6 million increase in net income after adjustment for non-cash items, a larger decrease in accounts receivable in the current fiscal year compared to the prior fiscal year—resulting in $2.1 million more cash (largely due to the timing of a payment received from US Steel on March 1, 2011), and smaller decreases of accounts payable, accruals and other working capital components in the current fiscal year compared to the prior year—resulting in $3.6 million more cash. These increases were partially offset by a $3.1 million increase in inventory between the two periods. Last year’s reduction of net working capital was partially the result of the sale of the coil coating assets and associated business volume, as discussed in Note 19, “Elk Grove Village Asset Sale.”

In the first nine months of fiscal 2012, we invested $5.5 million in capital improvement projects, compared with $1.4 million in the same period last year. The increase was primarily attributable to additional investments in production equipment at our Elk Grove Village, Illinois Plant #2 and Walbridge, Ohio facilities, as well as brake testing equipment at our Application Research Center in Canton, Michigan. In the prior year, we generated $14.1 million from the sale of the Elk Grove Village Plant #7 production equipment and the Middletown real estate and production assets and $1.7 million from the early settlement of a promissory note. These activities did not repeat in the current year.

In the first nine months of fiscal 2012, we invested $16.9 million repurchasing our common stock.

MSC has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of November 30, 2011) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company (including inventory, equipment, real property and intellectual property), reduced by outstanding letters of credit. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. On May 10, 2011, MSC and JPMorgan Chase Bank, N.A. agreed to extend the existing Line for two years on substantially identical terms.

Due to the borrowing base limitations and outstanding letters of credit of $1.1 million, the net amount available for borrowing at November 30, 2011, was $3.9 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of November 30, 2011, nor were any amounts borrowed during the nine months ended November 30, 2011, or November 30, 2010. In September 2011, the outstanding letters of credit were reduced to $1.1 million.

Our Board of Directors authorized the repurchase of shares of the Company’s common stock as follows:

•	On January 7, 2008, 1,000,000 shares
•	On January 28, 2011, 1,000,000 shares
•	On May 27, 2011, 1,000,000 shares
•	On September 14, 2011, 1,000,000 shares

The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased all of the shares authorized under the January 2008, January 2011 and May 2011 authorizations and 256,495 shares under the September 2011 authorization. At November 30, 2011, there were 743,505 shares available for purchase under the September 2011 authorization.

MSC is party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental accruals were approximately $1.3 million at November 30, 2011, and February 28, 2011. Refer to Note 15 of the Notes to the Condensed Consolidated Financial Statements entitled “Commitments and Contingencies” for additional information.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of MSC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that MSC’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in internal control over financial reporting. During the quarter ended November 30, 2011, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The required certifications of our principal executive and financial officers are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures in this Item 4 contain information on the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, these should be read in conjunction with Item 9A of the Company's 2011 Annual Report on Form 10-K filed with the SEC on April 29, 2011.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2011

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

During the three months ended November 30, 2011, the Company repurchased 380,348 shares under the May 2011 authorization (completing that authorization) and 256,495 shares under the September 2011 authorization. All of the shares purchased were acquired under written trading plans. At November 30, 2011, there were 743,505 shares available for purchase under the September 2011 authorization.

The following table shows the repurchases of common stock made by the Company during the fiscal quarter ended November 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 1–30, 2011	380,348	$6.81	380,348	—
October 1–31, 2011	227,293	$7.52	227,293	772,707
November 1–30, 2011	29,202	$8.02	29,202	743,505

Total	636,843	$7.12	636,843

1.	All of the shares repurchased during the fiscal quarter ended November 30, 2011, were bought under open market stock repurchase programs (Rule 10b5-1 plan) which were previously announced on May 27, 2011, and September 14, 2011, and which were set to terminate on May 31, 2012 and October 31, 2012, respectively.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of January 2012.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James D. Pawlak
James D. Pawlak
Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2011

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	The following data from the Material Sciences Corporation Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, formatted in eXtensible Business Reporting Language (XBRL®): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the related notes. (1)

(1)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.