Form 10-K
period 2012-02-29
MATERIAL SCIENCES CORP
filed 2012-05-04
CIK 755003

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: February 29, 2012 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes                  No         X

The aggregate market value of the voting and non-voting stock of the registrant held by shareowners of the registrant (not including any voting and non-voting stock owned by directors, executive officers or other affiliates of the registrant) was $67,079,882 as of August 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on the NASDAQ on such date, as reported by The Wall Street Journal Midwest Edition).

As of April 30, 2012, the registrant had outstanding 10,458,599 shares of its common stock.

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

MSC operates three manufacturing plants in the United States and Europe: one facility in Elk Grove Village, Illinois (“Elk Grove Village”); one facility in Walbridge, Ohio (“Walbridge”); and one facility in Eisenach, Germany (“Eisenach”). We also operate two research and development facilities: one in Canton, Michigan and one co-located with our manufacturing facility in Eisenach, Germany.

We have expanded our global reach and presence as a leading supplier of material-based solutions primarily through subsidiaries, partnerships, alliances and third-party agreements.

•	In South America, we own 51% of the equity and hold 50% of the voting rights in a joint venture partnership with Tekno S.A. (“Tekno”), which manufactures and sells acoustical products.
•	We provide for the production of our acoustical products in Asia through a third party in Malaysia.
•	We have an agreement with a Korean company, Hae Won Steel (“Hae Won”), to produce Quiet Steel® and other laminate products in Korea.
•

We have a subsidiary in China to serve as a trading company for the country, led by our Vice President, General Manager of Asia. Under Chinese law, a trading company may import and sell product in the Chinese market.

Products and Services

MSC is a supplier of engineered material-based solutions. We apply our expertise to solve design challenges for many of the largest automotive and non-automotive manufacturers in the world. Management believes the Company maintains strong customer relationships by providing global engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure. This combination enhances our ability to deliver cost-effective engineered material-based solutions to customers’ manufacturing facilities on time and within design specifications.

Acoustical Material-Based Solutions. We believe that we are a leader in the development and manufacturing of continuously processed rubber coated and laminated materials that reduce noise and vibration. Our proprietary Quiet Steel is engineered to meet a variety of needs in the markets we serve. The automotive industry is currently the largest market for our acoustical products. These products are being used to replace solid sheet metal parts, including body panels, floor pans, wheel wells, brake shims, oil pans, valve covers and engine covers. In addition, we supply acoustical products for use in other non-automotive applications for appliances, electronics, and other industrial applications. We produce acoustical products at our Elk Grove Village, Walbridge and Eisenach locations. Acoustical products are also manufactured in Malaysia, in Brazil, through our joint venture with Tekno, and in Korea, through our strategic alliance with Hae Won. We anticipate continued expansion through these strategic alliances. Management also believes that our Application Research Center in Michigan and our Application Development Center in Europe provide us with state-of-the-art facilities to accelerate the development of new products and technologies. Acoustical material-based solutions represented approximately 50% of consolidated net sales in fiscal year 2012, approximately 53% in fiscal year 2011 and approximately 50% in fiscal year 2010.

Coated Material-Based Solutions. We continue to be recognized for our research and development and new product and process development activities involving the continuous, high-speed, roll-to-roll coating of metal. Our coated material-based solutions include painted, electrogalvanized (“EG”), rubber and film protective, decorative and functional coatings applied to coiled metal of various widths and thicknesses. Coated metal material-based solutions represented approximately 50% of consolidated net sales in fiscal year 2012, approximately 47% in fiscal year 2011 and approximately 50% in fiscal 2010.

We believe that coil coating is the most environmentally safe and energy-efficient method for applying paint, rubber and other coatings to metal. In the process, sheet metal is unwound from a coil, cleaned, leveled, chemically treated, coated, oven-cured and rewound into coils for shipment to manufacturers. They, in turn, fabricate the coated metal into finished products that are sold in a variety of industrial and commercial markets. The coatings are designed to produce protective, decorative and functional finishes. The finished coil-coated metal is a versatile material capable of being drawn, formed, bent, bolted, riveted, chemically bonded and welded. Our coated products are primarily used by manufacturers of automotive products, building products, appliances and other industrial products. Manufacturers that use these materials can eliminate or significantly reduce on-site post-fabrication coating lines and the associated costs. Coil coated materials also facilitate the adoption of just-in-time and continuous process manufacturing techniques providing lower manufacturing costs and improved product quality. Use of coil coated metal may, however, require product design or fabrication changes and more stringent handling procedures during manufacturing. Our strategy in coated materials is to develop and produce specialty niche products that meet specific customer requirements.

Electrogalvanizing is a corrosion-resistant steel coating process used primarily in making automobile and light-truck body skins. We manufacture EG solutions at our Walbridge facility. That facility has the ability to provide a full complement of pure zinc and zinc-nickel plated products, and organic coatings. These products offer corrosion resistance—as well as forming and cosmetic advantages—over competitive products, such as plastic and hot-dip galvanized steel. Most EG customers are suppliers of steel to the United States automobile industry. We believe that Walbridge is the only facility in North America capable of meeting the wide-width EG and paint coating steel demand in a single production pass through its line.

Competition

The markets for our material-based solutions—both acoustical and coated—are highly competitive, both domestically and internationally. There are competitors in each product market we serve, some of which have greater resources than we do.

In the acoustical market, we believe that our technology, product development capability, technical support, global manufacturing and customer service place us in a strong competitive position. The competition for acoustical products includes other metal-to-metal laminates, rubber coated metals, as well as mastics, doublers and other add-on damping treatments, which can add cost, complexity and weight in their applications.

Our coated material-based solutions compete with other methods of producing coated sheet metal—principally post-fabrication finishing methods such as spraying, dipping and brushing—and alternative materials such as plastic or stainless steel. MSC has exited the majority of the domestic coil coated paint business that was characterized by excess production capacity and extreme price competition.

Demand for our EG coated products may fluctuate based on variations in steel mill captive coating capacity and continued competition from alternative coating technologies, such as hot-dip galvanizing.

International

We believe that significant international opportunities exist for MSC, particularly for our acoustical products. In an effort to capitalize on these opportunities, we maintain certain distribution, manufacturing, licensing and royalty agreements with agents and companies in North America, Europe, South America and Asia that cover our acoustical products. To further the penetration of our acoustical products in the Asian market, we entered into an agreement with Hae Won to produce Quiet Steel and other laminate products and installed our laminating equipment on one of their lines. Hae Won has paid for the right to use our equipment, and makes royalty payments for the right to produce and sell products. In addition, we have many Asian initiatives designed to help us penetrate this growing market. During fiscal 2009, we established a trading company in Shanghai, China to enable us to better serve the growing Chinese market for our products. Through our sales and technical offices in Korea, Malaysia and China, we continue to expand existing relationships with appliance, electronic and automotive manufacturers. We continue to pursue a variety of other business relationships, including direct sales, distribution agreements, licensing, acquisitions and other forms of partnering to increase our international sales and expand our international presence.

The following table shows our domestic and foreign net sales for fiscal years 2012, 2011 and 2010:

	Fiscal 2012		Fiscal 2011		Fiscal 2010
Net Sales ($ in millions)	$	%	$	%	$	%
Domestic	$121.7	89	$125.2	91	$127.0	92
Foreign	15.0	11	12.4	9	10.8	8
Total	$136.7	100	$137.6	100	$137.8	100

Property, plant and equipment, net of accumulated depreciation (“PPE”) that we own in foreign countries were $4.5 million and $5.1 million as of February 29, 2012 and February 28, 2011, respectively. The remaining $30.2 million and $25.4 million in PPE at February 29, 2012 and February 28, 2011, respectively, were in the United States.

Marketing and Sales

We market our products, services and technologies nationally and internationally through our sales and marketing organization and occasionally through the use of agents and licensees. Primary target markets for our products include automotive, appliance, building products, lighting and electronics. We believe MSC is a valued leader in the industries it serves because of our engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure.

We employ people with noise, vibration and harshness (“NVH”) experience, and they use a proven sales methodology for penetrating automotive markets. These individuals also seek to increase penetration of our products in non-automotive markets to expand sales of all acoustical products. All of our selling activities are supported by technical service departments, which aid customers in choosing the right materials for their manufacturing processes.

We estimate that customers in the automotive industry were the end users for approximately 89%, 84%, and 73% of our net sales in fiscal 2012, 2011 and 2010, respectively. Due to a concentration in the automotive industry, we believe that direct and indirect sales to individual automotive companies are significant. See Item 1A, “Risk Factors,” for more discussion on automotive sales. The following table shows direct sales to our significant customers that represented 10% or more of consolidated net sales for any of fiscal 2012, 2011 or 2010.

	% of Consolidated Net Sales
Customer	Fiscal 2012	Fiscal 2011	Fiscal 2010
U.S. Steel	22%	15%	7%
Chrysler LLC	17%	17%	11%
Ford Motor Company	12%	18%	21%
General Motors Corporation	1%	3%	10%

Backlog. In the Company’s experience, the actual amount of order backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often fluctuates due to changes in the planning activities of our customers and their customers, as well as product introductions or change-overs. Because of the foregoing, backlog should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or financial performance.

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

Environmental Matters

We believe we operate our facilities and conduct our business, in all material respects, in accordance with applicable environmental laws. Our environmental management policies and practices have been certified under ISO 14001 standards. We spent approximately $2.4 million ($1.6 million of expense and $0.8 million on capital projects) on environmental controls at our facilities in fiscal 2012 and have budgeted expense of approximately $1.1 million and capital of approximately $0.5 million for fiscal 2013. For additional information regarding our environmental matters, see Item 3, “Legal Proceedings,” and Note 3 of the Notes to the Consolidated Financial Statements, entitled “Commitments and Contingencies.”

Research and Development

We spent approximately $3.9 million in fiscal 2012 for product and process development activities. This compares with $2.3 million and $2.8 million, in fiscal 2011 and 2010, respectively. The increase in research and development spending during fiscal 2012 reflected efforts to increase our product development efforts, including expanding applications for our current products and developing new technologies that leverage our production expertise.

We are dedicated to our research and development efforts. To build on our position as an industry leader, we opened the Application Research Center in Canton, Michigan in June 2006. This testing and development center concentrates on the continued engineering, application and validation of our NVH material solutions and provides technical and development facilities for all of our products. We also operate our Application Development Center in Europe, which has enhanced our ability to develop, test and market our NVH brake solutions in Europe.

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

Employees

As of February 29, 2012, we had 269 full- and part-time employees, which compares with 264 on February 28, 2011, or an increase of approximately 2%. Of this number, approximately 74 were engaged in selling, general and administrative activities. During fiscal 2011, in connection with the sale of certain coil coating assets to Roll Coater, Inc., we terminated 56 union and 22 non-union positions. See Note 17 of the Notes to the Consolidated Financial Statements, entitled “Elk Grove Village Asset Sale.” During fiscal 2012, in connection with a restructuring plan implemented in our German subsidiary, we terminated eight production and two SG&A positions. See Note 14 of the Notes to the Consolidated Financial Statements, entitled “Restructuring.”

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

Executive Officers of the Registrant

As of April 30, 2012, our executive officers, who are elected by and serve at the discretion of our Board of Directors, were as follows:

Executive Officer	Age	Position(s)	Executive Officer Since
Clifford D. Nastas	49	Chief Executive Officer	2001

James D. Pawlak	43	Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary	2010

Michael R. Wilson	50	Vice President, Global Operations	2008

Matthew M. Murphy	45	Vice President, General Manager of Asia	2008

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

James D. Pawlak. On February 10, 2010, Mr. Pawlak was named our Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary. Since joining MSC in 1990, Mr. Pawlak has progressed through several financial positions of increasing responsibility, including serving as Business Unit Controller from September 1996 to July 2005, as Director of Financial Planning and Analysis from July 2005 to September 2006 and as Director of Finance from September 2006 to February 2010. Mr. Pawlak is a registered certified public accountant.

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

Outlined below are some of the risks that we face that could affect the business and financial position for fiscal 2013 and beyond. However, they are not the only risks that we face. There may be other risks that are not presently known or that management currently believes are immaterial, which could also negatively affect our business or financial statements.

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

Severe financial difficulties or key component shortages—including bankruptcy or other problems experienced by any automotive manufacturer or significant automotive supplier or a significant downturn in any sector of the global economy, such as Europe—could have a significant disruptive effect on the entire automotive industry, leading to supply chain disruptions and labor unrest, among other things. For example, if a parts supplier were to cease operations, it could force the automotive manufacturers to whom it provides parts to shut down their operations. This, in turn, could force other suppliers, including us, to suspend production of products for these automotive manufacturers. Severe financial difficulties at any of our major suppliers could also have a material adverse effect on us if we are unable to obtain, on a timely basis, the quantity and quality of components or materials needed to produce our products.

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

We derive a substantial portion of our revenue from a limited number of customers, most of which are North American automobile manufacturers or related suppliers. The loss of substantial sales to any one of them could adversely affect our operations. In fiscal 2012, our three largest customers—U.S. Steel, Chrysler, and Ford—represented 22%, 17% and 12% of consolidated net sales, respectively. During the past several years, the North American automobile manufacturing sector has lost market share in the United States, primarily to Asian competitors. Although we are actively targeting Asian competitors as potential customers, any further market share loss by these North American-based automakers or suppliers could have a material adverse effect on our business.

Many of our customers in the automotive industry have major union contracts with the same automobile workers’ unions. Any extended work stoppage could have a material adverse effect on our operating results and financial position.

Two of our largest customers, and many of their key suppliers, have major union contracts with the same automobile workers unions. Some of these union contracts may expire or be subject to modification during fiscal 2013. Any extended work stoppage that may occur during these negotiations could have a material adverse effect on our operating results and financial position.

Fluctuations in the price and availability of raw materials, which includes steel and coatings, and other inputs used by us—particularly zinc, nickel, natural gas and electricity—could adversely affect our ability to conduct business in a timely and profitable manner.

In recent years, the availability and price of metal have fluctuated, as mills increased or decreased their production in response to economic changes. Those changes have driven price changes that, at times, caused us to increase prices in a competitive market and/or absorb higher costs. We also experienced fluctuations in the price of zinc, nickel, electricity and natural gas in all periods presented. Our future profitability may be adversely affected to the extent we are unable to pass higher raw material costs to our customers. For more information, see the discussion in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Management believes that MSC’s past success has been partially due to its ability to design and market new product solutions to meet customer needs. However, if these new product solutions are not accepted by customers, we may not be able to attract new business or maintain existing customers, which would adversely affect our business.

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

The earthquakes, tsunami and power plant failures which occurred in Japan during fiscal 2011, and the resulting economic disruption, caused some of our customers in the automotive industry to slow down or suspend production because they were unable to obtain materials produced in Japan. If this disruption had continued for an extended period of time, it could have significantly affected the demand for our products or the availability of materials from our suppliers. The floods which occurred in Thailand during fiscal 2012 shut down some of our customers in the electronics industry for several months, which affected demand for some of our products. The occurrence of natural disasters in any part of the world, especially North America, could have a negative effect on our sales or operating costs.

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

As of February 29, 2012, we had 269 full- and part-time employees, of which approximately 43% were represented by labor unions with separate collective bargaining agreements. As these agreements expire, we cannot be assured that we will be able to renew the collective bargaining agreements on the same or similar terms, or at all. This could affect our business, results of operations or financial condition. In addition, if new labor agreements are negotiated, there can be no guarantee that these will be on satisfactory terms with regard to the efficiency and productivity of the work force. Further, we cannot be assured that the Company will not be subject to work stoppages or other labor disruptions that could have a material adverse effect on its business, results of operations or financial condition.

Shifts in supply models could adversely affect our revenue and profits.

As market conditions change, there may be shifts in the supply model for certain products. We must adapt our pricing strategy accordingly, which may affect the comparability of revenues, operating margins and working capital for the fiscal years presented.

Our access to credit may be limited.

Although we currently have a $7.5 million credit line, our ability to draw on that line of credit is limited by outstanding letters of credit and by a borrowing base of accounts receivable and liens on other Company assets, including inventory, equipment, real property and intellectual property. At February 29, 2012, the net amount available to us under the line of credit was $3.9 million due to borrowing base limitations. There can be no assurances that we will continue to have access to this portion or any of the credit line if our operating and financial performance do not satisfy relevant borrowing base criteria. If we do not satisfy these criteria, and if we are unable to secure necessary waivers or other amendments from the lender of the credit line, we will not have access to this credit. In addition, the lender may, at its discretion, modify the percentage used in computing the borrowing base, which may limit the amounts available for future borrowings.

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

In fiscal 2011, we sold our Middletown, Ohio facility and equipment. Additional information concerning this transaction is included in Note 16, “Middletown Asset Sale,” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We consider all of our principal facilities to be in good operating condition and sufficient to meet our near term operating requirements.

Location	Approximate Area in Square Feet	Ownership or Lease Expiration		Description
Elk Grove Village, Illinois Plant No. 2	205,000	Owner		Laminating and Coil Coating Facility, General Offices
Elk Grove Village, Illinois Plant No. 7(1)	281,000	Owner		Coil Coating Facility (Assets Sold or Idled), Corporate and General Offices
Walbridge, Ohio	351,000	April 2012	(2)	Electrogalvanizing, Laminating and Coil Coating Facility
Canton, Michigan	57,000	Sept. 2018	(3)	NVH Testing and Development Center, General Offices
Eisenach, Germany	16,000	Owner		Stamping and NVH Testing Facility, General Offices

(1)	As of April 12, 2010, Roll Coater, Inc. has leased 209,000 square feet of production space in Plant #7 for a minimum of three years to store equipment it purchased. For further information, see Note 17, “Elk Grove Village Asset Sale,” in the Notes to Consolidated Financial Statements in Item 8. We also lease a portion of the office space in Plant #7 to Little Lady Foods. The lease commenced on May 1, 2011 and expires on April 30, 2013, with options to extend through April 30, 2015, subject to mutual agreement.
(2)	The lease automatically extends in three-year increments through April 30, 2027, unless either party explicitly cancels the lease prior to each extension date.
(3)	The Company has an option to extend this lease in five-year increments through September 2043 which includes an option to purchase beginning in March 2015.

ITEM 3. LEGAL PROCEEDINGS

Note 3 of the Notes to the Consolidated Financial Statements in Item 8, entitled “Commitments and Contingencies,” is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $0.02 par value, was listed on the New York Stock Exchange (“NYSE”) under the symbol “MSC” until March 25, 2009, when it was suspended from trading on the exchange. Our common stock was subsequently delisted from the NYSE and was quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “MASC.OB.” On September 20, 2010, trading in our common stock commenced on the NASDAQ Capital Market under the symbol “MASC.” The table below sets forth, by fiscal quarter, the high and low closing sales prices of our common stock during the past two fiscal years as reported by the OTC Bulletin Board and NASDAQ.

Fiscal Year	Fiscal Quarter		High	Low
2012	1	st	$7.99	$6.18
	2	nd	8.88	6.61
	3	rd	8.52	6.07
	4	th	8.72	7.83

Fiscal Year	Fiscal Quarter		High	Low
2011	1	st	$3.55	$1.70
	2	nd	4.75	2.75
	3	rd	5.40	3.80
	4	th	7.32	5.16

There were 399 stockholders of record of our common stock at the close of business on April 30, 2012.

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

The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. During the twelve months ended February 29, 2012, the Company repurchased 98,316 shares under the January 2008 authorization (completing that authorization), 1,000,000 shares under the January 2011 authorization (completing that authorization), 1,000,000 shares under the May 2011 authorization (completing that authorization) and 352,136 shares under the September 2011 authorization. At February 29, 2012, there were 647,864 shares available for purchase under the September 2011 authorization.

The following table shows the repurchases of common stock made by the Company during the fiscal quarter ended February 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 1–31, 2011	22,906	$8.00	22,906	720,599
January 1–31, 2012	60,035	$7.99	60,035	660,564
February 1–29, 2012	12,700	$8.00	12,700	647,864
Total	95,641	$7.99	95,641
1.	All of the shares repurchased during the fiscal quarter ended February 29, 2012, were bought under an open market stock repurchase program (Rule 10b5-1 plan) which was previously announced September 14, 2011, and which is set to terminate on October 31, 2012.

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

Selected Financial Data

Material Sciences Corporation and Subsidiaries

(Dollars and number of shares in thousands, except per share data, shareowners of record and number of employees)	Fiscal Year
	2012	2011	2010	2009	2008
Statement of Operations Data
Net Sales	$136,734	$137,624	$137,820	$187,026	$234,991
Gross Profit	33,668	31,682	16,091	11,085	24,276
Income (Loss) from Continuing Operations Before Income Taxes(1)	13,551	12,368	(11,705)	(25,628)	(10,821)
Income (Loss) from Continuing Operations	28,467	12,044	(11,620)	(33,111)	(6,464)
Net Income (Loss)(1)(2)	28,467	12,044	(11,620)	(33,111)	(6,464)
Diluted Net Income (Loss) Per Share	$2.49	$0.93	$(0.89)	$(2.41)	$(0.45)
Balance Sheet Data
Working Capital	$52,457	$56,223	$31,573	$33,176	$52,473
Net Property, Plant and Equipment	34,735	30,476	41,138	47,746	67,301
Total Assets	125,096	113,930	104,050	110,039	164,315
Total Long Term Liabilities	15,350	11,795	13,812	13,824	14,576
Total Debt	—	—	—	—	—
Shareowners’ Equity	87,980	78,198	62,680	74,220	115,132
Average Capital Employed(3)	$83,089	$70,439	$68,450	$94,676	$121,169
Cash Flow Data
Depreciation, Amortization and Accretion	$4,906	$5,572	$8,536	$10,671	$11,389
Net Cash Provided by (Used in) Operating Activities	19,329	9,302	2,808	(1,840)	12,907
Capital Expenditures	$9,194	$2,359	$1,094	$3,720	$6,694
Financial Ratios
Gross Profit as a % of Net Sales	24.6%	23.0%	11.7%	5.9%	10.3%
SG&A Expenses as a % of Net Sales	15.4%	16.4%	19.3%	18.1%	15.5%
Income (Loss) from Continuing Operations Before Income Taxes as a % of Net Sales	9.9%	9.0%	(8.5%)	(13.7%)	(4.6%)
Net Income (Loss) as a % of Net Sales	20.8%	8.8%	(8.4%)	(17.7%)	(2.8%)
Research and Development as a % of Net Sales	2.8%	1.7%	2.0%	2.4%	2.8%
Effective Income Tax Rate on Continuing Operations(2)	(110.1%)	2.6%	0.7%	(29.2%)	40.3%
Return on Average Shareowners’ Equity	34.3%	17.1%	(17.0%)	(35.0%)	(5.3%)
Return on Average Capital Employed	34.3%	17.1%	(17.0%)	(35.0%)	(5.3%)
Other Data
Per Share Information:
Book Value	$7.69	$6.04	$4.80	$5.41	$8.02
Market Price:
High	$8.88	$7.32	$2.25	$8.67	$13.15
Low	$6.07	$1.70	$0.51	$0.90	$5.41
Close	$8.66	$7.32	$1.91	$1.01	$7.38
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	11,441	12,957	13,049	13,716	14,358
Shareowners of Record	399	416	443	559	607
Number of Employees	269	264	339	372	543
(1)	In fiscal 2012, MSC recorded restructuring expenses of $583, consisting primarily of employee termination benefit expenses in the U.S. and Germany. In fiscal 2011, MSC recorded a gain of $6,643 on the sales of our Middletown facility and equipment and certain of our Elk Grove Village coil coating assets, a charge of $3,720 related to asset impairment, and a charge of $1,324 related to restructuring expenses in connection with the sale of the Elk Grove Village coil coating assets. In fiscal 2010, the Company recorded restructuring expenses of $1,639, consisting primarily of employee termination benefits, in connection with a restructuring plan that eliminated production and selling, general and administrative (“SG&A”) positions. In fiscal 2009, MSC recorded a charge of $8,092 related to long-lived asset impairment; a gain of $5,897 on the sale of the assets and real property located in Morrisville, Pennsylvania; and a charge of $2,206 related to forward purchase contracts for nickel and natural gas. In fiscal 2008, MSC recorded a charge of $1,319 related to goodwill impairment.
(2)	In fiscal 2012, MSC recorded a tax benefit of $18,807 related to the removal of a valuation allowance for deferred tax assets. We recorded a tax benefit of $4,398 in fiscal 2011 and a tax expense of $4,263 in fiscal 2010 to adjust the valuation allowance for changes in deferred income tax assets. In fiscal 2009, MSC recorded a charge of $17,466 related to the valuation allowance for deferred tax assets. See Note 8 of the Notes to the Consolidated Financial Statements entitled “Income Taxes.”
(3)	Average capital employed represents the average of the total debt and shareowners’ equity at the beginning and ending of the fiscal year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We report segment information based on how we view our business for evaluating performance and making operating decisions. For the periods discussed in this Item 7, we report results on the basis of one reportable segment. This segment focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions consist of layers of metal and other coated materials used to manage noise and vibration in such products as automotive body panel parts; brake dampers; engine parts; appliances; electronics; and other industrial applications. Our coated material-based solutions include coil coated, electrogalvanized (“EG”) and film protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, gaskets, appliances and lighting fixtures. We use a significant level of shared assets and resources across each of our product categories. It is common for a single customer or end-user to purchase products from several product categories.

We have taken steps in recent years to adjust our capacity to match market needs and to exit certain low-profitability coil coating markets. These actions were taken because we recognized that the coil coating marketplace had excess capacity, which was having a negative effect on our results. Leaving these markets allows us to focus our activities in higher margin, more specialized products. These were the significant steps taken:

•	During fiscal 2010, fiscal 2011 and fiscal 2012, management implemented restructuring plans that resulted in the elimination of production and SG&A positions.
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

As a result, MSC improved its profitability by moving away from low margin coil coated products and reducing excess capacity and overhead costs. The Company also generated cash by selling the excess non-performing assets. While total sales have declined slightly in fiscal 2012 compared to fiscal 2011, income before taxes—both in absolute dollars and a percent of sales—has improved over this period. However, the sale of the coil coating assets has us more dependent on fewer customers, and on a smaller selection of products, than in prior years. Although MSC has engaged in significant sales of production assets in recent years, it is unlikely this will continue. We will consider selling other non-core assets if the circumstances are appropriate.

At the end of fiscal 2009, based on the weight of available evidence, we determined that it was more likely than not that our deferred tax assets would not be realized. Accordingly, we recorded a valuation allowance and a charge to tax expense of $17.5 million in the fourth quarter of fiscal 2009. During fiscal 2010 and 2011, we continued to be uncertain whether all these assets will be realized. We have been able to use some of the deferred tax assets to offset tax expense resulting from the generation of taxable income. During the fourth quarter of fiscal 2012, we determined that it was more likely than not that our deferred tax assets would be realized, based on the weight of available evidence, including improved results over the three fiscal years ended February 29, 2012. Therefore, we reversed most of the valuation allowance remaining at February 29, 2012, recording a tax benefit of $14.8 million. We continue to maintain a small valuation allowance for certain state deferred tax assets which we continue to believe may not be realizable. See additional discussion in Note 8 of the Notes to the Consolidated Financial Statements entitled “Income Taxes.”

Results of Operations as a Percentage of Net Sales (Fiscal Years)

	2012	2011	2010
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	75.4	77.0	88.3
Gross Profit	24.6	23.0	11.7
Selling, General and Administrative Expenses	15.4	16.4	19.3
Gain on Sale of Assets	—	(4.8)	—
Asset Impairment Charges	—	2.7	0.3
Restructuring	0.4	1.0	1.2
Income (Loss) from Operations	8.8	7.7	(9.0)
Total Other Income, Net	1.1	1.2	0.5
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	9.9	9.0	(8.5)
Provision (Benefit) for Income Taxes	(10.9)	0.2	(0.1)
Net Income (Loss)	20.8%	8.8%	(8.4)%

Results of Operations—Fiscal 2012 Compared with Fiscal 2011

($ in thousands)	2012	2011	Fav(Unfav) Variance	% Fav(Unfav) Variance
Net Sales	$136,734	$137,624	$(890)	-0.6%
Gross Profit	$33,668	$31,682	$1,986	6.3%
% of Net Sales	24.6%	23.0%
Selling, General and Administrative	$21,117	$22,621	$1,504	6.7%
% of Net Sales	15.4%	16.4%

Net Sales

($ in thousands)	Net Sales
Application	Fiscal 2012	Fiscal 2011	Variance $	Variance %
Acoustical	$68,343	$73,094	$(4,751)	-6.5%
Coated	68,391	64,530	3,861	6.0%
Total	$136,734	$137,624	$(890)	-0.6%

Sales for the fiscal year ended February 29, 2012, decreased by $0.9 million from the prior fiscal year.

Acoustical sales declined $4.8 million. Body panel laminate sales declined $4.3 million, due primarily to $3.5 million in lower shipments to General Motors (“GM”), as some models containing Quiet Steel have gone out of production and GM stopped using the technology on certain other models, and $1.0 million of lower shipments to Chrysler—due to lower builds of vehicles which use our product—partially offset by higher sales for Ford applications. Sales related to engine products declined $0.2 million due to lower sales to automotive manufacturers partially offset by higher sales to Class 8 truck manufacturers. Brake sales declined by $0.2 million, with higher sales to Asian and European customers offsetting lower North American after-market shipments. All other sales decreased by $0.1 million.

Sales of coated metal products increased $3.9 million. The increase was driven by $13.5 million in stronger sales of EG products used primarily in automotive body panel applications, as well as $2.5 million in higher sales from our ElectroBrite® product. The prior-year sale of coil coating assets at the Elk Grove Village Plant #7, and the associated revenue, accounted for a $7.5 million reduction in net sales. Fuel tank sales decreased $6.1 million because certain vehicles at Ford have converted from the coated steel supplied by MSC to plastic fuel tank materials. Other coated sales accounted for an increase of $0.7 million, primarily in products used in lighting. Returns and allowances (a component of net sales) improved by $0.8 million mainly due to higher scrap sales associated with a higher production volume mix.

Gross Profit. Gross profit was $33.7 million, or 24.6% of net sales, for fiscal 2012 compared with $31.7 million, or 23.0% of net sales, for fiscal 2011. This change resulted primarily from the two factors detailed below:

•

Sales and operating factors accounted for a $1.0 million increase in gross profit, reflecting an improvement in the coated metal sales mix and gross margin due to lower volumes of coil coating sales, and higher sales of EG coated metal; partially offset by higher material costs.

•

The cost of non-conformance (product quality, net of scrap sales) improved by $0.9 million from a year ago because scrap metal sales—which are a byproduct of our manufacturing process—increased. This increase was partially offset by higher product claim and production scrap expenses.

SG&A Expenses. Selling, general and administrative expenses (“SG&A”) were $21.1 million, 6.7% lower than fiscal 2011’s $22.6 million. The main reason for the improvement was a $1.1 million decrease in expense for the directors’ phantom stock incentive program—because of a smaller increase in the market price of the Company’s stock compared to last year—and decreases in professional fees of $1.1 million and depreciation expense of $0.3 million. These improvements were partially offset by higher product development and employee expenses of $1.0 million due to expanding sales and product development efforts to accelerate our growth.

Restructuring. Restructuring expenses were $0.6 million, 56% lower than fiscal 2011’s $1.3 million. The amount is lower because we engaged in fewer restructuring activities in the current year. See Note 14, “Restructuring,” in the Notes to the Consolidated Financial Statements in Item 8 for further discussion of our restructuring activities.

Total Other Income, Net. Total other income, net, was $1.6 million in fiscal 2012 compared with $1.7 million in fiscal 2011. The decrease was due to higher interest expense in our German subsidiary, as discussed in Note 19, “German Subsidy,” in the Notes to the Consolidated Financial Statements in Item 8. Total other income, net includes rental income of $1.1 million and $0.9 million in fiscal 2012 and fiscal 2011, respectively. The rental income was from leases in our Elk Grove Village Plant #7, which had operating expenses of $1.4 million (including depreciation of $0.8 million) and $1.5 million (including depreciation of $0.9 million) recorded in SG&A during the twelve months ended February 29, 2012 and February 28, 2011, respectively.

Income Taxes. Our effective income tax rate was a benefit of 110.1% in fiscal 2012 as compared with an expense of 2.6% in fiscal 2011. The change was primarily due to the reversal of the valuation allowance on our U.S. and German deferred tax assets during the fourth quarter of fiscal 2012. See Note 8, “Income Taxes,” in the Notes to the Consolidated Financial Statements in Item 8.

Results of Operations—Fiscal 2011 Compared with Fiscal 2010

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

Acoustical sales increased by $6.2 million due to strong demand for our products from our automotive customers. Body panel laminate sales for fiscal year 2011 decreased by $1.3 million mainly due to lower shipments to General Motors as some models containing Quiet Steel® have gone out of production, and General Motors stopped using the technology on certain models. This decrease was partially offset by higher body panel laminate sales to Ford and Chrysler. In addition, sales of Quiet Steel increased $5.8 million because of higher demand in the automotive market for brakes and engine-related products, as well as a move toward a new application in the appliance market. Returns and allowances (a component of net sales) improved by $1.7 million due to reductions in customer claims and scrap, plus higher revenues generated by scrap sales.

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

SG&A Expenses. Selling, general and administrative expenses (“SG&A”) were $22.6 million, 14.8% lower than fiscal 2010’s $26.5 million. The main reasons for the improvement were decreases of $4.0 million in headcount-related expenses resulting from the restructuring plans implemented in fiscal 2010 and 2011, as well as lower spending on professional fees of $1.4 million, product development of $0.6 million, and other discretionary expenses of $1.1 million. These improvements were partially offset by higher incentive compensation expenses of $1.9 million due to the reinstatement of the management incentive program in fiscal 2011, as well as $1.3 million higher expense for the directors’ phantom stock incentive program, which increased due to the increase in the market price of the Company’s stock.

Gain on Sale of Assets, Asset Impairment Charges and Restructuring. The Gain on Sale of Assets in fiscal 2011 of $6.6 million was due to the sale of our Middletown, Ohio, facility and the sale of certain production assets in our Elk Grove Village Plant #7. See Notes 16, “Middletown Asset Sale” and 17, “Elk Grove Village Asset Sale,” in the Notes to the Consolidated Financial Statements in Item 8 for further discussion of the sales. We did not sell any assets during fiscal 2010.

We recorded a charge of $3.7 million to reflect the impairment of the real estate and building improvement assets at our Elk Grove Village Plant #7 in fiscal 2011 and a charge of $0.4 million to reflect the impairment of the real estate assets at our Middletown, Ohio, facility in fiscal 2010. See Notes 15, “Asset Impairment,” and 16, “Middletown Asset Sale” in the Notes to the Consolidated Financial Statements in Item 8 for further discussion of the impairments.

Restructuring expenses in fiscal 2011 were $1.3 million, 19% lower than fiscal 2010’s $1.6 million. The amount is lower because the fiscal 2011 restructuring plan, executed in conjunction with the sale of certain production assets in our Elk Grove Village Plant #7, had a smaller scope, only affecting certain positions at Plant #7. The fiscal 2010 restructuring plan affected positions company-wide. See Note 14, “Restructuring,” in the Notes to the Consolidated Financial Statements in Item 8 for further discussion of our restructuring activities.

Total Other Income, Net. Total other income, net, was $1.7 million in fiscal 2011 compared with $0.7 million in fiscal 2010. The increase was driven principally by rental income, which increased $0.8 million due to the lease of a portion of our Elk Grove Village Plant #7 facility. We also received dividends of $0.2 million from participating annuities purchased in 1975 as part of a pension plan that was terminated in 1989. These increases were partially offset by a reduction of interest income of $0.1 million due to the settlement of the note receivable we held in connection with the sale of the Morrisville facility. Equity in results of joint venture resulted in income of $0.4 million in both fiscal 2011 and fiscal 2010 (see Note 2 of the Notes to the Consolidated Financial Statements entitled “Joint Venture”).

Income Taxes. Our effective income tax rate was an expense of 2.6% in fiscal 2011 as compared with a benefit of 0.7% in fiscal 2010. The increase was primarily due to higher state income taxes as a result of new laws enacted during fiscal 2011 and the maintenance of a full valuation allowance on our U.S. deferred tax assets.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and sales of various assets. We believe that our cash on hand and availability under our credit facility will be sufficient to fund our operations and meet our working capital needs for the foreseeable future.

We generated $19.3 million of cash from operating activities in fiscal 2012 compared with $9.3 million and $2.8 million in fiscal 2011 and fiscal 2010, respectively. The main components of cash generated from operating activities consisted of net income of $28.5 million, positive cash flow of $1.8 million from changes in working capital and a cash dividend received from Tekno of $0.6 million. This was offset by non-cash activities of $11.6 million, consisting of the tax provision of $14.8 million, depreciation of $4.9 million, changes in our deferred tax assets of $1.5 million, our portion of net income from Tekno of $0.5 million, and stock incentive plan expense of $0.3 million.

The $10.0 million increase in cash generated from operations from fiscal 2011 to fiscal 2012 is due to several factors:

•

A $2.4 million payment from a significant customer was received on March 1, 2011, rather than February 28, 2011, resulting in a $4.8 million increase in fiscal 2012’s cash generated compared to fiscal 2011.

•	Fiscal 2012 net income after adjustment for non-cash items increased by $2.6 million over the prior year.
•

Fiscal 2011 included severance payments of $2.5 million resulting from the restructuring activities we had in fiscal 2010 and early fiscal 2011. Severance payments in fiscal 2012 were $0.5 million, or $2.0 million lower than the prior year.

•	Other working capital changes, principally inventory, generated $0.6 million more cash in fiscal 2012 than in fiscal 2011.

In fiscal 2012, we invested $9.2 million in capital improvement projects compared with $2.4 million and $1.1 million in fiscal 2011 and 2010, respectively. The fiscal 2012 investments were primarily to improve productivity and expand our production and product testing capabilities. Fiscal 2013 capital expenditures are projected to be approximately $4.2 million.

In December 2008, we sold the Morrisville assets and received $5.0 million in cash and a note receivable for $4.1 million. In February 2009, the note was increased to $4.7 million for inventory sold to the buyer. We received $1.1 million in principal payments through February 28, 2010; reduced the note balance by $1.9 million in consideration for the transfer of all warranty liability to the buyer; and the buyer paid $1.7 million and retired the note in the first quarter of fiscal 2011.

In April 2010, we sold a portion of our coil coating assets, including the coil coating machinery, related processing equipment and corresponding customer base associated with our Plant #7 in Elk Grove Village to Roll Coater, Inc. for $10.0 million ($9.3 million after investment banking fees). In addition, we entered into a three-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company recorded a gain on the sale of approximately $4.7 million (net of fees) in the first quarter of fiscal 2011. MSC also recorded $1.1 million of employee termination benefit expenses and $0.2 million of inventory write-off expenses in connection with the sale. See Note 17 of the Notes to the Consolidated Financial Statements entitled “Elk Grove Village Asset Sale” for further discussion.

In June 2010, we sold the idled facility and related production equipment located in Middletown, Ohio to NCI Group for $4.9 million. The Company recorded a gain on the sale of approximately $1.9 million (net of fees) in the second quarter of fiscal 2011. See Note 16 of the Notes to the Consolidated Financial Statements entitled “Middletown Asset Sale” for further discussion.

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of February 29, 2012) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company (including inventory, equipment, real property and intellectual property), reduced by outstanding letters of credit, and may require consent from the lender before any significant sales of the equipment or real property securing the Line. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. In May 2011, the Line was amended to extend the expiration date from May 12, 2011, to May 13, 2013. The Line does not contain any material financial covenants.

Due to the borrowing base limitations and outstanding letters of credit of $1.1 million, the net amount available for borrowing at February 29, 2012, was $3.9 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of February 29, 2012, nor were any amounts borrowed during the 12 months ended February 29, 2012, or February 28, 2011.

Our Board of Directors authorized the repurchase of shares of the Company’s common stock as follows:

•	On January 7, 2008, 1,000,000 shares
•	On January 28, 2011, 1,000,000 shares
•	On May 27, 2011, 1,000,000 shares
•	On September 14, 2011, 1,000,000 shares

The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 98,316 shares under the January 2008 authorization (completing that authorization), 1,000,000 shares under the January 2011 authorization (completing that authorization), 1,000,000 shares under the May 2011 authorization (completing that authorization) and 352,136 shares under the September 2011 authorization during the twelve months ended February 29, 2012. At February 29, 2012, there were 647,864 shares available for purchase under the September 2011 authorization.

The following table provides information about Company purchases of common stock during the last three fiscal years (in thousands).

Period	Total Number of Shares Purchased	Total Cost	Total Number of Shares Purchased as Part of a Written Trading Plan (1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Board Authorization
March 1, 2009 – February 28, 2010	703	$628	703	114
March 1, 2010 – February 28, 2011	16	111	16	1,098
March 1, 2011 – February 29, 2012	2,450	17,538	2,450	648
Total	3,169	$18,277	3,169
(1)	On December 4, 2008, the Company entered into a written trading plan to purchase up to 868,971 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The December 2008 10b5-1 trading plan expired on December 31, 2009. On February 25, 2011, MSC entered into a written trading plan to purchase up to 1,114,081 shares. The February 2011 trading plan expired on May 26, 2011, when all of the shares had been purchased. On May 27, 2011, the Company entered into a written trading plan to purchase up to 1,000,000 shares. The plan commenced on June 1, 2011, and expired on September 22, 2011, when 1,000,000 shares had been repurchased. On October 10, 2011, MSC entered into a new written trading plan to purchase up to 1,000,000 shares. At February 29, 2012, 352,136 shares had been purchased under the October 2011 trading plan.

We continually review the potential for investments in our growth markets. In addition, we also evaluate the potential value to shareowners of divesting facilities or other assets that are not performing to our expectations. The Company does not have an active strategy of selling assets, but will consider appropriate opportunities if they will improve shareowner value. During fiscal 2012, the Board of Directors authorized management to develop a plan to sell the building at 2200 East Pratt Boulevard in Elk Grove Village, Illinois, which is currently a non-operating asset. See Note 18 of the Notes to the Consolidated Financial Statements entitled “Plan to Sell Elk Grove Village Building” for further information.

Contractual Obligations. The following table summarizes the contractual obligations we have outstanding as of February 29, 2012 (in thousands).

Contractual Obligations	Obligations Due In
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$4,748	$1,426	$1,408	$1,128	$786
Purchase Obligations	9,312	8,819	493	—	—
Other Long-term Liabilities(1)	6,716	1,668	2,767	1,335	946
Unrecognized Tax Benefits(2)	1,136	—	—	—	1,136
Total	$21,912	$11,913	$4,668	$2,463	$2,868
1)	Other Long-term Liabilities represent the expected payments for the Company’s funding requirements for pension and other postretirement benefits. See Note 6 of the Notes to the Consolidated Financial Statements for further information.
2)	Unrecognized tax benefits consist of uncertain tax positions for which we are not able to reasonably estimate the timing of the potential future payments. See Note 8 of the Notes to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of February 29, 2012, other than the operating leases presented in the table of contractual obligations.

Inflation

We believe that general inflation has not had a significant impact on fiscal 2012, 2011 or 2010 results of operations. However, as explained below in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” we have experienced fluctuating costs for both raw materials and energy that have had an effect on our gross profit in fiscal 2012, 2011 and 2010.

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

Revenue Recognition. We recognize revenue when delivery has occurred and the risk of loss has passed to the customer. This is generally upon shipment of goods to customers, except when shipping terms dictate otherwise. We record shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Operations. We also record reductions to revenue for credits issued to customers resulting from scrap credits and manufacturing claims for product defects, based upon historical experience and upon specific claims issues as they arise. We also record as revenue all sales of scrapped and distressed inventory.

Allowance for Doubtful Accounts. We provide for an allowance for uncollectible accounts using both specific and general estimates. We calculate a specific reserve for disputed accounts receivable items by assessing specific receivables that are aged and evaluating the aging of the total receivable pool using both historical data and current knowledge of particular items. We calculate a general reserve for bankruptcy and insolvency by applying a fixed allowance percentage to the total receivable pool. The allowance for doubtful accounts was less than $0.1 million as of February 29, 2012, and February 28, 2011. A 10% increase or decrease in our estimates would result in a negligible change in the allowance.

Inventory. We carry inventory at the lower of cost or market, using either the specific identification or average cost method of cost valuation. Obsolete, damaged and excessive inventories are carried at net realizable value. Historical recovery rates, current market conditions, inventory receipt date and sales plans are key factors used in assessing the net realizable value of obsolete, damaged and excess inventory. We evaluate the overheads allocated to inventory based upon factory run hours and charge costs related to abnormal under-utilization directly against income. We evaluate our ability to sell inventory and recover costs of inventory through the normal sales process and record “lower of cost or market” reserves in cases where we cannot. We evaluate these factors on an interim basis as well as at year end and record adjustments as appropriate to reflect necessary write-downs. There are inherent uncertainties related to determining the recoverability of inventory that may affect our future financial statements as we reevaluate the recoverable amounts during each interim period and year end. We had inventory reserves of $1.3 million as of February 29, 2012, net of scrap inventory that can be sold on the secondary market.

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

We did not perform an analysis of the carrying amount of our long-lived assets during fiscal 2012 or 2011, because we did not experience an event or conditions which indicated the carrying amount might be impaired. We did analyze the carrying amount of certain assets affected by the sale of coil coating assets located in Elk Grove Village in fiscal 2011. See Note 15 of the Notes to the Consolidated Financial Statements entitled “Asset Impairment” for further discussion of the analysis and results.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider a number of factors. These involve all available positive and negative evidence including our past operating results, the existence of cumulative income or losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. In the event we determine that our future taxable income will not be sufficient to utilize our deferred tax assets, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in our statement of operations. We currently believe that we will realize the benefit of our deferred tax assets in the United States and Germany, except for net operating losses in certain state jurisdictions, and therefore we have reversed our valuation allowance for U.S. and German deferred tax assets and will maintain our valuation allowance on our certain state net operating losses.

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There are inherent uncertainties related to interpreting tax regulations in the jurisdictions in which we transact business. If judgments and estimates change, there is a risk that the tax rate may increase or decrease in any period. Amounts accrued for uncertain tax positions were $1.1 million at February 29, 2012.

Retirement Plans. The plan obligations and related assets of defined benefit retirement plans (including the non-contributory supplemental pension plans for some of our officers) and other postretirement health care plans are presented in Note 6 of the Notes to Consolidated Financial Statements entitled “Retirement and Savings Plans.” Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by using a number of assumptions including the discount rate and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected. A one percentage point increase in the estimated discount rate would decrease the net pension expense by less than $0.1 million and decrease the estimated pension liability by $1.6 million. A one percentage point decrease in the discount rate would increase the net pension expense by less than $0.1 million and increase the estimated pension liability by $1.3 million. A one percentage point increase or decrease in the estimated future return on plan assets would have a $0.1 million relative effect on fiscal 2012 net pension expense. The estimated future return on plan assets for the fiscal 2012 pension benefit income calculation is 7.0%.

Environmental Reserves. We are a party to various legal proceedings in connection with the remediation of certain environmental matters. We record these environmental reserves based on historical experience and the extent of relevant information available from various third parties. A number of assumptions are made including, without limitation, the estimated extent of the environmental damage to any particular site, the available methods of remedy, the contribution expected from various other potentially responsible parties and the discretionary authority of federal and state regulatory authorities in bringing enforcement actions. We believe our exposure for these proceedings and known sites is approximately $1.2 million. As of February 29, 2012, the Company has approximately $1.2 million in its environmental reserves.

Accounting Pronouncements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally in Europe, China, Japan and Malaysia, have a joint venture in Brazil, and have a production agreement with a company in Korea. This means we are subject to potentially adverse movements in foreign currency rates. For the years ended February 29, 2012, and February 28, 2011, foreign sales were approximately 11.0% and 9.0% of consolidated net sales, respectively. Historically, the effect of movements in the exchange rates has not been material to our financial position or our results of operations. We believe the movement in foreign currency exchange rates will not have a material adverse effect on our financial statements.

We had a $7.5 million line of credit at the lender’s prime rate of interest (3.25% on February 29, 2012) or at LIBOR plus 1.50%. There was no debt outstanding as of February 29, 2012, although we did have $1.1 million in outstanding letters of credit at that date. See Note 4 of the Notes to the Consolidated Financial Statements entitled “Indebtedness.”

In the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas which are commodities used in its manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. MSC maintains a commodity forward purchase policy which seeks to ensure that at any point in time the majority of the expected consumption over the next 12 months will be secured under a purchase contract at a pre-determined price. The following table lists contracts in place at February 29, 2012. We have applied the Normal Purchase/Normal Sale election to all these contracts.

Commodity	Contract Period	Remaining Contract Obligation (000s)
Natural Gas	11/1/2011 - 3/31/2012	$62
Natural Gas	4/1/2012 - 10/31/2012	457
Natural Gas	11/1/2012 - 3/31/2013	297
Natural Gas	4/1/2013 - 10/31/2013	433
Total Natural Gas		1,249
Zinc shot	3/1/2012 - 2/28/2013	2,487
Nickel Carbonate	3/1/2012 - 2/28/2013	749
Total Commodities		$4,485

The table below presents the carrying amount of the Company’s nickel carbonate, zinc shot and natural gas inventory as of February 29, 2012.

Carrying Amount (000s)
Inventory
Nickel Carbonate	$644
Zinc Shot	391
Natural Gas	159
Total	$1,194

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following pages contain the Financial Statements and Supplementary Data as required by Item 8 of Part II of Form 10-K.

Note:	All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of

Material Sciences Corporation

Elk Grove Village, IL

We have audited the accompanying consolidated balance sheets of Material Sciences Corporation and subsidiaries (the “Company”) as of February 29, 2012, and February 28, 2011, and the related consolidated statements of operations, changes in shareowners’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended February 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Material Sciences Corporation and subsidiaries as of February 29, 2012, and February 28, 2011, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL

May 4, 2012

Consolidated Statements of Operations

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29

(In thousands, except per share data)	2012	2011	2010
Net Sales	$136,734	$137,624	$137,820
Cost of Sales	103,066	105,942	121,729
Gross Profit	33,668	31,682	16,091
Selling, General and Administrative Expenses	21,117	22,621	26,545
Gain on Sale of Assets	—	(6,643)	—
Asset Impairment Charges	—	3,720	358
Restructuring	583	1,324	1,639
Income (Loss) from Operations	11,968	10,660	(12,451)
Other Income, Net:
Interest and Dividend Income (Expense), Net	(48)	79	215
Equity in Results of Joint Venture	503	491	385
Rental Income	1,107	912	159
Other, Net	21	226	(13)
Total Other Income, Net	1,583	1,708	746
Income (Loss) Before Provision (Benefit) for Income Taxes	13,551	12,368	(11,705)
Provision (Benefit) for Income Taxes	(14,916)	324	(85)
Net Income (Loss)	$28,467	$12,044	$(11,620)
Basic Net Income (Loss) Per Share	$2.51	$0.93	$(0.89)
Diluted Net Income (Loss) Per Share	$2.49	$0.93	$(0.89)
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income (Loss) Per Share	11,350	12,906	13,049
Dilutive Shares	91	51	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	11,441	12,957	13,049
Outstanding Common Stock Options Having No Dilutive Effect	318	261	380

The accompanying notes are an integral part of these statements.

Consolidated Statements of Balance Sheets

Material Sciences Corporation and Subsidiaries

(In thousands, except share data)	February 29, 2012	February 28, 2011
Assets
Current Assets:
Cash and Cash Equivalents	$28,201	$35,629
Receivables, Less Reserves of $696 and $420, Respectively	20,136	22,581
Income Taxes Receivable	141	616
Prepaid Expenses	674	428
Inventories:
Raw Materials	9,019	9,637
Finished Goods	11,739	11,269
Short Term Deferred Tax Assets	4,313	—
Total Current Assets	74,223	80,160
Property, Plant and Equipment:
Land and Building	26,149	25,980
Machinery and Equipment	100,563	92,272
Construction in Progress	1,240	685
Gross Property, Plant and Equipment	127,952	118,937
Accumulated Depreciation	(93,217)	(88,461)
Net Property, Plant and Equipment	34,735	30,476
Other Assets:
Investment in Joint Venture	2,955	3,152
Long Term Deferred Tax Assets	13,024	—
Other	159	142
Total Other Assets	16,138	3,294
Total Assets	$125,096	$113,930
Liabilities
Current Liabilities:
Accounts Payable	$13,364	$15,126
Accrued Payroll Related Expenses	3,113	2,718
Accrued Expenses	5,289	6,093
Total Current Liabilities	21,766	23,937
Long-Term Liabilities:
Pension and Postretirement Liabilities	8,500	7,015
Other	6,850	4,780
Total Long-Term Liabilities	15,350	11,795
Commitments and Contingencies	—	—
Shareowners’ Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	—	—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,030,983 Shares Issued and 10,470,199 Shares Outstanding as of February 29, 2012, and 18,993,892 Shares Issued and 12,893,560 Shares Outstanding as of February 28, 2011	381	380
Additional Paid-In Capital	80,440	80,004
Treasury Stock at Cost, 8,540,784 Shares as of February 29, 2012, and 6,090,332 Shares as of February 28, 2011	(74,423)	(56,885)
Retained Earnings	84,052	55,585
Accumulated Other Comprehensive Loss	(2,470)	(886)
Total Shareowners’ Equity	87,980	78,198
Total Liabilities and Equity	$125,096	$113,930

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29
(In thousands)	2012	2011	2010
Cash Flows From:
Operating Activities:
Net Income (Loss)	$28,467	$12,044	$(11,620)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Amortization and Accretion	4,906	5,572	8,536
Gain on Sale of Assets	—	(6,643)	—
Non-Cash Loss on Impairment of Fixed Assets	—	3,720	358
Non-Cash Loss on Derivative Instruments	—	—	31
Cash Distribution Received from Joint Venture	586	763	—
Deferred Income Taxes	(14,824)	—	—
Compensatory Effect of Stock Plans	299	204	83
Other, Net	(1,916)	(738)	(450)
Changes in Assets and Liabilities:
Receivables	2,390	(1,881)	(7,565)
Income Taxes	121	(12)	1,963
Prepaid Expenses	(248)	56	177
Inventories	98	(1,008)	4,912
Accounts Payable	(1,725)	(2,172)	6,034
Accrued Expenses	(280)	(1,879)	(194)
Other, Net	1,455	1,276	543
Net Cash Provided by Continuing Operations	19,329	9,302	2,808
Investing Activities:
Capital Expenditures	(9,194)	(2,359)	(1,094)
Proceeds from Sale of Assets	—	14,089	—
Proceeds from Note Receivable	—	1,732	1,059
Net Cash Provided by (Used in) Investing Activities	(9,194)	13,462	(35)
Financing Activities:
Purchase of Treasury Stock	(17,649)	—	(627)
Issuance of Common Stock	138	16	4
Net Cash Provided by (Used in) Financing Activities	(17,511)	16	(623)
Effect of Exchange Rate Changes on Cash	(52)	(17)	52
Net Increase (Decrease) in Cash	(7,428)	22,763	2,202
Cash and Cash Equivalents at Beginning of Year	35,629	12,866	10,664
Cash and Cash Equivalents at End of Year	$28,201	$35,629	$12,866
Non-Cash Transactions:
Capital Expenditures in Accounts Payable at Year End	$854	$873	$512
Reduction of Note Receivable for Transfer of Warranty Liability	$—	$—	$1,862
Treasury Stock Purchases in Accrued Liabilities at Year-End	$—	$111	$—
Supplemental Cash Flow Disclosures:
Interest Paid	$35	$37	$47
Net Income Taxes Paid (Refunded), Net	$356	$463	$(1,995)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners’ Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance as of February 28, 2009	18,977,364	$380	$79,696	$55,161	(5,371,777)	$(56,146)
Net Loss	—	—	—	(11,620)	—	—
Issuance of Common Stock, Net of Cancellations	2,432	—	5	—	—	—
Compensatory Effect of Stock Plans	—	—	83	—	—	—
Purchase of Treasury Stock	—	—	—	—	(702,790)	(628)
Balance as of February 28, 2010	18,979,796	$380	$79,784	$43,541	(6,074,567)	$(56,774)
Net Income	—	—	—	12,044	—	—
Issuance of Common Stock, Net of Cancellations	14,096	—	16	—	—	—
Compensatory Effect of Stock Plans	—	—	204	—	—	—
Purchase of Treasury Stock	—	—	—	—	(15,765)	(111)
Balance as of February 28, 2011	18,993,892	$380	$80,004	$55,585	(6,090,332)	$(56,885)
Net Income	—	—	—	28,467	—	—
Issuance of Common Stock, Net of Cancellations	37,091	1	137	—	—	—
Compensatory Effect of Stock Plans	—	—	299	—	—	—
Purchase of Treasury Stock	—	—	—	—	(2,450,452)	(17,538)
Balance as of February 29, 2012	19,030,983	$381	$80,440	$84,052	(8,540,784)	$(74,423)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or February 29
(In thousands)	2012	2011	2010
Net Income (Loss)	$28,467	$12,044	$(11,620)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(294)	359	897
Retirement Liability, Net of Benefit for Income Taxes of $795, $0, and $0, Respectively	(1,290)	3,006	(277)
Total Other Comprehensive Income (Loss)	(1,584)	3,365	620
Comprehensive Income (Loss)	$26,883	$15,409	$(11,000)

The accompanying notes are an integral part of these statements.

Material Sciences Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Nature of Operations

The operations of Material Sciences Corporation and its wholly owned subsidiaries (“MSC,” “Company,” “we,” “our” or “us”) consist of providing material-based solutions for acoustical and coated applications. Principal markets include automotive, appliance, building products, lighting and electronics.

Summary of Significant Accounting Policies

The significant accounting policies of MSC, as summarized below, conform to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and the disclosures in the financial statements. Actual results could differ from those estimates. Significant estimates include deferred tax asset valuation allowances, reserves for inventory and receivable exposures, product claims, income taxes, health and workers compensation benefits, pension and postretirement benefits and contingencies. A reclassification has been made to the prior years’ consolidated financial statements to conform to the fiscal 2012 presentation—“Rental Income” was reclassified from “Other, Net” on the Condensed Consolidated Statements of Operations.

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

Accounts Receivable

Accounts receivable are recorded at their estimated fair value net of allowances for doubtful accounts, claims, discounts and other credits expected to be granted to customers. The Company provides reserves for uncollectible receivables due to customer bankruptcy, insolvency or disputes over terms and conditions. The methodology for calculating the allowance for doubtful accounts includes an assessment of specific receivables that are aged and an assessment of the aging of the total receivable pool. MSC also records reductions of revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any differences between these estimates and actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. Total accounts receivable reserves were $0.7 million and $0.4 million at February 29, 2012, and February 28, 2011, respectively.

Inventories

Inventories are stated at the lower of cost or market, using either the specific identification or average cost method of cost valuation. Due to the continuous nature of the Company’s operations, work-in-process inventories are not material. MSC holds some of its inventory at outside processors and locations. The Company had approximately $2.7 million and $4.5 million of inventory at outside processors at February 29, 2012, and February 28, 2011, respectively.

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

Revenue Recognition

The Company recognizes revenue when delivery has occurred and the risk of loss has passed to the customer. This is generally upon shipment of goods to customers, except when shipping terms dictate otherwise. The Company records shipping and handling billed to a customer in a sales transaction as revenue. Costs incurred for shipping and handling are recorded in cost of sales. Volume discounts due customers are recognized as earned and reported as reductions of revenue in the Consolidated Statements of Operations.

Research and Development

The Company expenses all research and product development costs in the period incurred. Research and product development expenses of $3.9 million, $2.3 million and $2.8 million in fiscal 2012, 2011 and 2010, respectively, are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. At the end of fiscal 2009, we determined that we needed to provide a valuation allowance for a substantial portion of our deferred tax assets, and recorded a $17.5 million charge to income. We recorded a tax benefit of $4.4 million in fiscal 2011 and a tax expense of $4.3 million in fiscal 2010 to adjust the valuation allowance for changes in deferred income tax assets. During fiscal 2012 we recorded a tax benefit of $4.0 million to reverse the valuation allowance for changes in deferred income tax assets during the year. At the end of fiscal 2012, we recorded a tax benefit of $14.8 million to reverse the remaining valuation allowance on all but certain state net operating losses. See Note 8 entitled “Income Taxes” for further discussion of this reserve.

Equity Plans

The Company has one active equity award plan: the Material Sciences Corporation 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”). There are 3,262,500 shares authorized under the 1992 Plan to provide stock options, restricted stock and other equity awards under various programs. MSC also has one inactive equity award plan: the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”), which expired on February 29, 2004. See Note 10 entitled “Equity and Compensation Plans” for additional discussion on both plans.

The Company recorded $0.3 million, $0.2 million and $0.1 million of compensation expense related to stock options for each year in fiscal 2012, 2011 and 2010. See Note 10 entitled “Equity and Compensation Plans” for a complete discussion of these items.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at February 29, 2012, and February 28, 2011, are as follows:

(in thousands)	February 29, 2012	February 28, 2011
Foreign Currency Translation	$1,764	$2,059
Pension Liability, Net of Tax of $2,208 and $1,483	(4,911)	(3,735)
Other Post Retirement Liabilities, Net of Tax of $935 and $865	677	790
Total	$(2,470)	$(886)

Recent Accounting Pronouncements

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

Consideration of Events Subsequent to the Date of the Consolidated Balance Sheet

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the Consolidated Balance Sheet, including the estimates inherent in the process of preparing the consolidated financial statements. MSC does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the Consolidated Balance Sheet but arose after that date and before the consolidated financial statements are issued. For these purposes, and relating to the February 29, 2012, Consolidated Balance Sheet, the Company has evaluated events occurring after that date through the date of this report. Any significant events that occurred after February 29, 2012, and which had an effect on the February 29, 2012, consolidated financial statements are reflected in these statements or the related notes, and are identified as subsequent events.

Note 2: Joint Venture

In November 2000, a subsidiary of MSC formed a joint venture with Tekno to manufacture and sell Quiet Steel® and disc brake noise damper material for the South American market. Tekno’s sales were $4.6 million, $4.5 million and $4.2 million in fiscal 2012, 2011 and 2010, respectively. Tekno’s income was $1.0 million, $1.0 million and $0.8 million in fiscal 2012, 2011 and 2010, respectively. MSC owns 51% of the equity interest and holds 50% of the voting interest in the joint venture.

Under the equity method, MSC includes its portion of Tekno’s results of operations in the Consolidated Statements of Operations under equity in results of joint venture. The equity in results of joint venture was net income of $0.5 million, $0.5 million and $0.4 million in fiscal 2012, 2011 and 2010, respectively. The Company received cash dividends of $0.6 million, $0.8 million and zero in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Note 3: Commitments and Contingencies

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

In 1984, MSC was named as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at a Superfund site in Gary, Indiana. The U.S. District Court for the Northern District of Indiana entered a Consent Decree between the government and certain PRPs (including MSC) on the scope of the remediation work at the site. We receive periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including MSC) to manage the remediation project. Remediation work is ongoing and we maintain a letter of credit for approximately $1.0 million to secure our estimated share of these expenses. The estimate of our liability for this site was $0.8 million at February 29, 2012.

In 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois, for allegedly sending certain waste from its Elk Grove Village facility to the site. The Illinois EPA (“ILEPA”) assumed the role of lead agency for the site and is conducting soil grading work, capping and a cost analysis at the site with funds made available by the state. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA will seek reimbursement of its costs. In March 2010, the USEPA indicated it will make Lake Calumet a Superfund site, which will provide additional federal funds for the cleanup. To date, we have not received any notice that this designation has occurred. The Company cannot determine what effect, if any, this change in designation will have on its liability. The estimate of the Company’s liability for this site was $0.3 million at February 29, 2012.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and many other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California (“Chatham Site”) for surface, soil and ground water contamination associated with former waste handling activities at the site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the site. California’s Department of Toxic Substances Control (“DTSC”) is acting as lead agency for the investigation and cleanup of the Chatham Site and has approved a Remedial Action Plan for long-term remediation at the site. The estimate of the Company’s liability for this site was $0.1 million at February 29, 2012.

MSC’s environmental reserves were approximately $1.2 million and $1.3 million as of February 29, 2012 and February 28, 2011, respectively. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its results of operations, financial position or cash flows, given the reserves recorded as of February 29, 2012, and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties including, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s range of exposures.

Other Matters

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

Note 4: Indebtedness

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of February 29, 2012) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company (including inventory, equipment, real property and intellectual property), reduced by outstanding letters of credit, and may require consent from the lender before any significant sales of the equipment or real property securing the Line. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. In May 2011, the Line was amended to extend the expiration date from May 12, 2011, to May 13, 2013. The Line does not contain any material financial covenants.

Due to the borrowing base limitations and outstanding letters of credit of $1.1 million, the net amount available for borrowing at February 29, 2012, was $3.9 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of February 29, 2012, nor were any amounts borrowed during the 12 months ended February 29, 2012, or February 28, 2011.

Note 5: Leases

MSC leases one manufacturing facility (Walbridge, Ohio) under a lease ending April 30, 2012, which automatically extends in three-year increments through April 30, 2027, unless either party explicitly cancels the lease prior to each extension date. The Company also leases its Application Research Center in Michigan under a lease ending in September 2018, with the option to extend in five-year increments through September 2043. The Company is in compliance with all the terms of these leases. Other equipment is leased under non-cancelable operating leases. The table below presents future minimum lease payments. We also rent portions of our Plant #7 facility in Elk Grove Village, IL, and will recognize $1.3 million in future income under existing contractual rental agreements through the first quarter of fiscal 2014. These agreements have renewal options, provided both parties agree.

(in thousands)
2013	$1,426
2014	820
2015	588
2016	571
2017	557
2018 and Thereafter	786
Total Minimum Lease Payments	$4,748

Total rental expense under operating leases was $1.5 million in fiscal 2012, $1.5 million in fiscal 2011 and $1.8 million in fiscal 2010. Rental income was $1.1 million, $0.9 million and $0.2 million in fiscal 2012, 2011 and 2010, respectively.

Note 6: Retirement and Savings Plans

As of February 29, 2012, the Company had one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k): Material Sciences Corporation Savings & Investment Plan (the

“SIP”). All employees of MSC are automatically enrolled in the SIP for a basic contribution, unless they elect not to participate. Employees may also elect to contribute more or less than the basic contribution level. Mercer Trust Company is the custodial trustee of all SIP assets and participant loans.

Under the SIP, participants may contribute up to 85% of their annual compensation, as defined in the SIP, subject to certain Internal Revenue Code limitations. The Company may, at its discretion, make matching contributions to the SIP at varying rates by location on the first 6% of base compensation of participating employees. MSC also makes an annual contribution into the SIP at varying rates by location for employees who are active participants in the SIP. The cost of the SIP was $0.5 million in fiscal 2012, fiscal 2011 and fiscal 2010.

MSC has non-contributory defined benefit pension plans that cover some of its employees. The Company contributes amounts required to meet ERISA funding requirements for these defined benefit plans. All the defined benefit plans are frozen, so no additional benefits accrue under them and there are no new participants. In addition to the benefits previously described, some former MSC officers participated in a non-contributory supplemental pension plan that is still outstanding.

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

	Pension Benefits		Postretirement Benefits
(in thousands except %)	2012	2011	2012	2011
Change in Benefit Obligation:
Obligation, March 1	$14,475	$14,032	$1,842	$4,963
Service Cost Benefits Earned During the Period			20	63
Interest Cost on Benefit Obligation	678	673	86	205
Plan Amendments	—	—	—	—
Actuarial (Gain) Loss	2,080	1,118	94	(1,154)
Benefit Payments	(1,269)	(1,348)	(84)	(277)
Curtailments	—	—	—	—
Other Plan Changes	—	—	—	(1,958)
Obligation, February 29 & February 28	$15,964	$14,475	$1,958	$1,842
Change in Plan Assets:
Plan Assets at Fair Value, March 1	$8,305	$7,096	—	$—
Actual Return on Plan Assets	324	1,236	—	—
Company Contributions	1,157	1,321	84	277
Benefit Payments	(1,269)	(1,348)	(84)	(277)
Plan Assets at Fair Value, February 29 & February 28	$8,517	$8,305	$—	$—
Funded Status:
Funded Status	$(7,447)	$(6,170)	$(1,958)	$(1,842)

	Pension Benefits
	2012	2011
Plans with Accumulated Benefit Obligation in excess of Plan Assets
Accumulated Benefit Obligation	$15,964	$14,475

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost:
Service Cost Benefits Earned During the Period	$—	$—	$—	$20	$63	$99
Interest Cost on Benefit Obligation	677	674	813	86	205	273
Expected Return on Assets	(577)	(534)	(388)	—	—	—
Amortization of Prior Service Cost	—	—	—	(276)	(64)	—
Amortization of Net (Gain) Loss	431	389	481	188	218	186
Settlements and Curtailment	—	—	—	—	—	—
Net Periodic Benefit Cost	$531	$529	$906	$18	$422	$558

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Amounts Recognized in the Consolidated Balance Sheets
Prepaid Benefit Cost	$—	$—	$—	$—
Current Liability	(780)	(825)	(126)	(178)
Non-Current Liability	(6,667)	(5,351)	(1,833)	(1,664)
Net Amount Recognized	$(7,447)	$(6,176)	$(1,959)	$(1,842)

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Amounts Recognized in Accumulated Other Comprehensive Loss
Prior Service Cost (Credit)	$—	$—	$(1,617)	$(1,893)
Net (Gain) or Loss	7,119	5,217	1,875	1,968
Net Amount Recognized	$7,119	$5,217	$258	$75

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (Gain) or Loss	$2,333	$416	$95	$(1,154)
Amortization of Prior Service Cost (Credit)	—	—	276	64
Prior Service Cost (Credit)	—	—	—	(1,958)
Adjustment for 2007 Plan Amendment	—	—	—	233
Amortization of Net (Gain) or Loss	(431)	(389)	(188)	(218)
Net Amount Recognized	$1,902	$27	$183	$(3,033)

	2012	2011	2010
Assumptions Used in Determining the Plans’ Funded Status:
Discount Rate(1)	4.00%-4.23%	5.22%-5.50%	5.64%-5.94%
Rate of Increase in Compensation Levels	N/A	N/A	N/A

	2012	2011	2010
Assumptions Used in Determining Net Periodic Benefit Cost:
Discount Rate	5.22%-5.50%	5.64%-5.94%	6.81%-6.86%
Expected Long-Term Rate of Return on Assets	7.00%	7.50%	7.50%

MSC continues to review its postretirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated postretirement benefit obligation and net cost, MSC assumed health care cost annual increases would decline from 7% to 5% per year over the life of the obligation. However, for some benefits no trend rate is applicable.

A 1% increase in assumed health care cost trend rates will raise the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million, and the health care component of the accumulated postretirement benefit obligation by $0.1 million as of February 29, 2012. A 1% decrease in assumed health care cost trend rates will lower the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million, and the health care component of the accumulated postretirement benefit obligation by $0.1 million as of February 29, 2012.

Plan Assets. The Company’s pension plan weighted-average asset allocations at February 29, 2012, and February 28, 2011, by asset category, were as follows:

	2012	2011
Equity Securities	65%	65%
Debt Securities	35%	35%
Total	100%	100%

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

The table below summarizes the fair value measurements of the Trust’s assets at February 29, 2012, and February 28, 2011, by asset class (in thousands).

(in thousands)	Balance as of February 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$52	$52	$—	$—
Mutual Funds—Equity Securities	$5,528	$5,528	—	—
Mutual Funds—Bonds	$2,937	$2,937	—	—
Total	$8,517	$8,517	$—	$—

(in thousands)	Balance as of February 28, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$96	$96	$—	$—
Mutual Funds—Equity Securities	$5,411	$5,411	—	—
Mutual Funds—Bonds	$2,798	$2,798	—	—
Total	$8,305	$8,305	$—	$—

The Company expects to contribute approximately $1.5 million to its qualified and non-qualified defined benefit pension plans in fiscal 2013. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years after that, are shown in the table below (in thousands).

Expected Benefit Payments:
2013	$1,319
2014	1,198
2015	1,147
2016	953
2017	822
2018 through 2022	4,109
Total	$9,548

MSC expects to contribute approximately $0.1 million to its postretirement benefit plans other than pensions in fiscal 2013. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five following fiscal years, are shown in the table below (in thousands).

Expected Benefit Payments:
2013	$126
2014	105
2015	99
2016	95
2017	97
2018 through 2022	555
Total	$1,077

Note 7: Interest Income, Net

The table presented below analyzes the components of interest income, net.

(in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Interest Expense	$(113)	$(36)	$(45)
Interest Income	65	115	260
Interest Income, Net	$(48)	$79	$215

Note 8: Income Taxes

Income (loss) from continuing operations before income taxes was as follows:

(in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
United States	$13,778	$12,900	$(10,762)
Foreign	(227)	(532)	(943)
	$13,551	$12,368	$(11,705)

The components of the provision (benefit) for income taxes and reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

(in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Tax Provision (Benefit)
Current:
Federal	$(817)	$(32)	$(224)
State	853	341	136
Foreign	(128)	15	3
	(92)	324	(85)
Deferred:
Federal	(9,530)	—	—
State	(1,565)	—	—
Foreign	(3,729)	—	—
	(14,824)	—	—
Tax Provision (Benefit)	$(14,916)	$324	$(85)

(in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Tax Rate Reconciliation
Tax Provision (Benefit) at Federal Statutory Rate	$4,743	$4,329	$(4,097)
State and Local Taxes, Net of Federal Tax Benefit	525	521	(237)
Effect of Changes in Tax Rates	(76)	(88)	—
Change in Unrecognized Tax Benefits	(1,029)	(96)	90
Valuation Allowance	(18,807)	(4,398)	4,263
Research and Development Credit	(22)	(79)	(57)
Manufacturing Deduction	(440)	—	—
Other, Net	190	135	(47)
Tax Provision (Benefit) at Effective Income Tax Rate	$(14,916)	$324	$(85)

Temporary differences that give rise to deferred tax assets and (liabilities) were as follows:

(in thousands)	Fiscal 2012	Fiscal 2011
Reserves Not Deductible Until Paid	$1,270	$1,927
Employee Benefit Liabilities	6,257	5,127
Net Operating Loss and Tax Credit Carryforwards	4,855	8,498
Property and Equipment	5,088	4,747
Other	434	456
Total Gross Deferred Tax Asset	$17,904	$20,755
Valuation Allowance	(567)	(20,755)
Total Net Deferred Tax Assets	$17,337	$0

The Company records deferred tax assets and liabilities using enacted tax rates on the differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. During fiscal 2012, MSC reduced its valuation allowance by $4.0 million for reductions in the deferred tax assets during the year. After considering all available positive and negative evidence, the Company has reversed $14.8 million of the remaining valuation allowance on its U.S. and German deferred tax assets as of February 29, 2012, as the Company has determined that it is more likely than not that these benefits will be realized. The Company will maintain a valuation allowance of $0.6 million on its deferred tax asset for certain state net operating losses as of February 29, 2012, because it is not more likely than not that these benefits will be realized.

As of February 29, 2012, deferred tax assets for federal, state and foreign net operating losses and tax credit carry forwards of $3.6 million were available with an unlimited expiration date, and the remaining $1.3 million (net of federal taxes) expires in varying amounts in fiscal years 2018 through 2032.

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

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Gross unrecognized tax benefits at beginning of year	$2.2	$2.5	$3.1
Decreases in tax positions for prior years	(0.1)	(0.2)	(0.6)
Lapse in statute of limitations	(1.0)	(0.1)	—
Gross unrecognized tax benefits at end of year	$1.1	$2.2	$2.5

Amounts accrued for tax liabilities due to the potential change in judgments and estimates are $1.1 million at February 29, 2012. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $0.9 million at February 29, 2012, $1.4 million at February 28, 2011, and $1.5 million at February 28, 2010.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits of $1.1 million will significantly change during the next 12 months. The estimated range is a decrease of zero to $0.5 million. The period open for tax examinations varies depending on the tax jurisdiction. The Company is open to examination by the Internal Revenue Service for fiscal years 2005 through 2011. MSC is currently under audit in the U.S. for fiscal years 2010 and 2011. The resolution of the U.S. tax audit is not expected to materially affect the results of operations, financial position or cash flows. The Company completed an audit in Germany for fiscal years 2004 through 2007.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The Company recorded negligible interest and penalties in the fiscal 2012, 2011 and 2010 Consolidated Statement of Operations, respectively. The total accrued interest expense related to tax uncertainties recognized in the Consolidated Balance Sheets was $0.3 million at February 29, 2012, and $0.3 million at February 28, 2011.

Note 9: Significant Customers and Export Sales

Due to the concentration in the automotive industry, sales to individual automotive customers—including indirect sales—are significant. The following table shows direct sales to our significant customers that represented 10% or more of consolidated net sales for any of fiscal 2012, 2011 or 2010.

	% of Consolidated Net Sales
Customer	Fiscal 2012	Fiscal 2011	Fiscal 2010
U.S. Steel	22%	15%	7%
Chrysler LLC	17%	17%	11%
Ford Motor Company	12%	18%	21%
General Motors Corporation	1%	3%	10%

The following table shows gross accounts receivable from these significant customers as a percentage of total consolidated gross accounts receivable as of February 29, 2012 and February 28, 2011.

	% of Consolidated Gross Accounts Receivable
Customer	February 29, 2012	February 28, 2011
Chrysler LLC	18%	14%
Ford Motor Company	15%	18%
U.S. Steel	12%	24%
General Motors Corporation	1%	1%

For certain automotive customers, we may purchase unprocessed steel and then sell the finished, coated or laminated steel back to the same customer. Thus, for those companies, we may carry significant accounts payable balances.

MSC’s domestic and foreign net sales are presented in the chart below. Sales to customers in any one foreign country did not comprise greater than 10% of consolidated net sales for any period presented.

Net Sales (in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Domestic	$121,684	$125,179	$126,988
Foreign	15,050	12,445	10,832
Total	$136,734	$137,624	$137,820

Domestic net sales included sales originated by our domestic subsidiaries and shipped to customers located in Asia of $0.4 million, $3.5 million and $2.0 million for the three years ended February 28 or 29, 2012, 2011 and 2010, respectively.

Note 10: Equity and Compensation Plans

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

There were 150,000 shares authorized under the 2001 Directors Plan. This plan consisted of grants that provide for all or a portion of each non-employee director’s annual retainer. The 2001 Directors Plan expired on February 29, 2004 and no additional grants will be made under the plan. As of February 29, 2012, options for 18,087 shares were outstanding and exercisable under the 2001 Directors Plan.

The Company recorded $0.3 million, $0.2 million and $0.1 million of compensation expense, net of applicable taxes, related to stock options for each year in fiscal 2012, 2011 and 2010 Consolidated Statement of Operations.

Stock Option Activity

The Company granted 200,000 stock options during fiscal 2012. The weighted average Black-Scholes value of each option granted was $4.13. The Company granted 200,000 stock options during fiscal 2011. The weighted average Black-Scholes value of each option granted was $0.93. MSC did not grant stock options during fiscal 2010. 22,304 options were exercised during fiscal 2012. As of February 29, 2012, there was $0.7 million of total gross compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending in the first quarter of fiscal 2015.

The following tables summarize stock option activity for fiscal year 2012:

	Options Outstanding
Stock Option Activity	Directors	Key Employees	Weighted Average Exercise Price	Aggregate Intrinsic Value (in $000’s)
Outstanding as of February 28, 2011	25,958	422,443	$6.50	$1,064
Granted	—	200,000	7.50
Exercised	—	(22,304)	4.64
Canceled/Forfeited	(7,871)	(112,001)	$11.32
Outstanding as of February 29, 2012	18,087	488,138	$5.84	$1,472
Exercisable as of February 29, 2012	18,087	113,138	$8.42
Vested or Expected to Vest as of February 29, 2012	18,087	488,138	$5.84	$1,472

The total intrinsic value of options exercised in fiscal 2012 was $0.1 million; in fiscal 2011 and 2010, it was zero.

The Company has elected to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. MSC will reconsider use of this pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants in future periods have characteristics that cannot be reasonably estimated using this model. The following weighted average assumptions were used for the option grants in fiscal 2012 and 2011:

	2012	2011
Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	2.5%	2.7%
Expected Volatility	58.8%	42.8%
Expected Life (in Years)	6.5	6.3

MSC has not paid dividends in the past. As such, the Company uses a dividend yield percentage of zero. It uses a risk-free interest rate consistent with the yield available on a U.S. Treasury Note with a term equal to the expected term of the underlying grant. The expected volatility was estimated based upon the historical volatility of the Company’s share price. The expected life was an average of the initial vesting period and the original contractual term, as the Company does not have sufficient historical exercise data to otherwise estimate the expected life. The following table shows stock options outstanding and stock options exercisable at February 29, 2012:

	Options Outstanding as of February 29, 2012				Exercisable Options as of February 29, 2012
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$ 2.00 - $ 5.00	175,000	5.0	$2.00		—	$0.00
$ 5.01 - $ 8.00	313,138	6.0	$7.68		113,138	$8.00
$ 8.01 - $11.00	8,461	0.3	$9.46		8,461	$9.46
$11.01 - $14.05	9,626	1.1	$12.47		9,626	$12.47
$ 2.00 - $14.05	506,225	5.5	$5.84	$1,472	131,225	$8.42	$75

Restricted Stock Activity

The following table summarizes restricted stock transactions for fiscal 2011 and 2012:

Unvested as of February 28, 2010	—
Granted	30,000
Vested	—
Canceled	—
Unvested as of February 28, 2011	30,000
Granted	—
Vested	—
Canceled	—
Unvested as of February 29, 2012	30,000

MSC made two grants of 10,000 shares of restricted stock during the first quarter of fiscal 2011 and one grant of 10,000 shares during the fourth quarter of fiscal 2011. The market price on the grant dates was $ 1.95, $3.22 and $6.77, respectively. The stock is subject to restrictions, including a restriction on selling or transferring the stock for a period of three years. The Company did not grant any shares of restricted stock during fiscal 2012.

Employee Stock Purchase Plan

MSC has an Employee Stock Purchase Plan that permits eligible employees to buy shares of common stock on the last day of two six-month purchase periods (February 28 or 29 and August 31 of each year) at 85% of the fair market value of the stock on these measurement dates. Shares of common stock sold to employees under this plan were 4,787 in fiscal 2012, 4,096 in fiscal 2011, and 2,432 in fiscal 2010. The amount the Company recorded as compensation expense related to this plan was not significant in any period presented.

Treasury Stock

Our Board of Directors authorized the repurchase of shares of the Company’s common stock as follows:

•	On January 7, 2008, 1,000,000 shares
•	On January 28, 2011, 1,000,000 shares
•	On May 27, 2011, 1,000,000 shares
•	On September 14, 2011, 1,000,000 shares

The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 98,316 shares under the January 2008 authorization (completing that authorization), 1,000,000 shares under the January 2011 authorization (completing that authorization), 1,000,000 shares under the May 2011 authorization (completing that authorization) and 352,136 shares under the September 2011 authorization during the twelve months ended February 29, 2012. At February 29, 2012, there were 647,864 shares available for purchase under the September 2011 authorization.

The following table provides information about Company purchases of common stock during the last three fiscal years (in thousands).

Period	Total Number of Shares Purchased	Total Cost	Total Number of Shares Purchased as Part of a Written Trading Plan(1)	Maximum Number of Shares that May Yet Be Purchased
March 1, 2009 – February 28, 2010	703	$628	703	114
March 1, 2010 – February 28, 2011	16	111	16	1,098
March 1, 2011 – February 29, 2012	2,450	17,538	2,450	648
Total	3,169	$18,277	3,169
(1)	On December 4, 2008, MSC entered into a written trading plan to purchase up to 868,971 shares under Rule 10b5-1 as part of the existing share repurchase program. The December 10b5-1 trading plan expired on December 31, 2009, when all of the shares in the January 2008 authorization had been purchased. On February 25, 2011, the Company entered into a written trading plan under Rule 10b5-1 as part of the existing share repurchase program. The plan expired on May 26, 2011, when all of the shares in the January 2011 authorization had been purchased. On May 27, 2011, the Company entered into a written trading plan to purchase up to 1,000,000 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan commenced on June 1, 2011, and expired on September 22, 2011, when 1,000,000 shares had been repurchased. On October 10, 2011, MSC entered into a new written trading plan to purchase up to 1,000,000 shares under Rule 10b5-1. As of February 29, 2012, 352,136 shares had been purchased under this trading plan.

Note 11: Business Segments

MSC operates in one segment based on how the Chief Operating Decision Maker views its business for evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers, rubber and other coated materials used to manage noise and vibration. The coated metal material-based solutions include painted, electrogalvanized (“EG”), rubber and film protective, decorative and functional coatings applied to coiled metal of various widths and thicknesses. MSC’s material-based solutions are designed to meet specific customer requirements for the automotive, appliance, building products, lighting and electronics markets. The Company uses a significant level of shared assets and personnel across each of its product categories. It is common for a single customer to purchase products from several different product categories.

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform the coils of metal into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are to be bonded to the metal coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the metal and method used to bond them. Various coatings and/or films are applied by running the uncoiled metal ribbon through a paint bath and baking it onto the metal in high temperature ovens. Our proprietary Quiet Steel is produced by bonding two metal coils together with highly engineered viscoelastic core materials. Zinc and zinc-nickel corrosion protections are applied by running the steel through electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge, Ohio facility.

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

Net sales by product category, net of intercompany activity, were as follows:

	Fiscal 2012		Fiscal 2011		Fiscal 2010
Net Sales ($ in millions)	$	%	$	%	$	%
Acoustical	$68.3	50	$73.1	53	$66.9	49
Coated	68.4	50	64.5	47	70.9	51
Total Net Sales	$136.7	100	$137.6	100	$137.8	100

Note 12: Earnings Per Share

Below is the computation of basic and diluted earnings per share for the fiscal years ended February 28 or 29, 2012, 2011 and 2010.

(in thousands except per share amounts)	2012	2011	2010
Net Income (Loss)	$28,467	$12,044	$(11,620)
Weighted Average Number of Common Shares Outstanding
Used for Basic Net Loss Per Share	11,350	12,906	13,049
Dilutive Stock Options	91	51	—
Dilutive Restricted Stock	—	—	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	11,441	12,957	13,049
Basic Net Income (Loss) Per Share:
Basic Net Income (Loss) Per Share	$2.51	$0.93	$(0.89)
Diluted Net Income (Loss) Per Share:
Diluted Net Income (Loss) Per Share	$2.49	$0.93	$(0.89)

Options to purchase 318,179 shares of common stock at a price range of $8.00-$14.05 per share were outstanding at the end of fiscal 2012 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Note 13: Selected Quarterly Results of Operations (Unaudited)

The table presented below is a summary of quarterly data for the years ended February 29, 2012 and February 28, 2011.

(in thousands except per share amounts) 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Fiscal Year
Net Sales	$36,036	$34,417	$34,009	$32,272	$136,734
Gross Profit	9,522	7,651	9,307	7,188	33,668
Income From Operations(1)	3,972	2,580	3,693	1,723	11,968
Total Other Income, Net	447	436	461	239	1,583
Net Income	$4,157	$3,021	$3,726	$17,563	$28,467
Basic Net Income Per Share(3)	$0.33	$0.26	$0.35	$1.65	$2.51
Diluted Net Income Per Share(3)	$0.33	$0.26	$0.34	$1.67	$2.49

2011
Net Sales	$42,467	$33,121	$30,120	$31,916	$137,624
Gross Profit	9,483	6,589	6,785	8,825	31,682
Income From Operations(2)	4,059	3,533	1,198	1,870	10,660
Total Other Income, Net	250	390	438	630	1,708
Net Income	$4,007	$3,937	$1,709	$2,391	$12,044
Basic Net Income Per Share(3)	$0.31	$0.31	$0.13	$0.18	$0.93
Diluted Net Income Per Share(3)	$0.31	$0.30	$0.13	$0.18	$0.93
(1)	Income from operations in the second and fourth quarters of fiscal 2012 included charges of $0.3 million and $0.3 million related to employee termination benefit expenses as discussed in Note 14, “Restructuring.”
(2)	Income from operations in the first quarter of fiscal 2011 included a charge of $1.1 million related to employee termination benefit expenses as discussed in Note 14, “Restructuring,” a charge of $3.7 million related to asset value impairment as discussed in Note 15, “Asset Impairment,” and a gain of $4.7 million related to the sale of the coil coating assets located in Elk Grove Village, Illinois, as discussed in Note 17, “Elk Grove Village Asset Sale.” Income from operations in the second quarter of fiscal 2011 included a gain of $1.9 million related to the sale of the Middletown assets held for sale as discussed in Note 16, “Middletown Asset Sale.” Income from operations in the fourth quarter of fiscal 2011 included a charge of $0.2 million related to severance expenses as discussed in Note 14, “Restructuring.”
(3)	The sum of the four quarters is not necessarily the same as the total for the year.

Note 14: Restructuring

In fiscal 2009, management executed restructuring plans that eliminated positions in both production and selling, general and administrative expenses (“SG&A”). The Company recognized approximately $2.5 million in employee termination benefit and related expenses in the U.S. and Europe in fiscal 2009. Of this expense, approximately $1.8 million was paid in fiscal 2009, and the remaining $0.7 million was paid in fiscal 2010.

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

In the first quarter of fiscal 2011, MSC executed a restructuring plan in conjunction with the sale of certain coil-coating assets located in Elk Grove Village, Illinois. See Note 17, “Elk Grove Village Asset Sale,” for additional discussion. The plan included eliminating positions in production and SG&A departments. The Company recognized approximately $1.1 million in employee termination benefit and related expenses, all of which was paid by the end of fiscal 2011. During the fourth quarter of fiscal 2011, MSC recognized severance expense of $0.2 million, which was paid by the end of fiscal 2012.

In the second quarter of fiscal 2012, MSC incurred employee termination benefit expenses of $0.3 million for certain SG&A positions. In the fourth quarter of fiscal 2012, MSC executed a restructuring plan that eliminated eight production and two SG&A positions in our German subsidiary. The Company recognized approximately $0.3 million in employee termination benefit and related expenses. Of these expenses related to fiscal 2012 terminations, $0.4 million was paid as of February 29, 2012; the remainder will be paid by the end of fiscal 2013.

The restructuring reserve as of February 29, 2012, is presented in the table below, which includes the fiscal 2010, 2011 and 2012 restructuring activities. The reserve is included in accrued payroll related expenses on the Consolidated Balance Sheets.

(in thousands)	Severance	Other	Total
Restructuring Reserve as of February 28, 2009	$612	$66	$678
Restructuring Reserve Recorded During Fiscal 2010	1,639	0	1,639
Cash Payments	(827)	(66)	(893)
Restructuring Reserve as of February 28, 2010	$1,424	$0	$1,424
Restructuring Reserve Recorded During Fiscal 2011	1,324	0	1,324
Cash Payments	(2,546)	0	(2,546)
Restructuring Reserve as of February 28, 2011	$202	$0	$202
Restructuring Reserve Recorded During Fiscal 2012	430	153	583
Cash Payment	(484)	(66)	(550)
Restructuring Reserve as of February 29, 2012	$148	$87	$235

Note 15: Asset Impairment

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

During the first quarter of fiscal 2011, in conjunction with the sale of a portion of our coil coating assets, we conducted an impairment analysis of the real estate and building improvement assets at our Plant #7 in Elk Grove Village, Illinois. These assets housed the coil coating assets that were sold. With the sale, the future cash flow generated by the building was substantially reduced. (See Note 17, “Elk Grove Village Asset Sale,” for further discussion.) We compared the projected undiscounted future cash flows of the real estate and building improvement assets to their carrying value and determined their value might be impaired. We requested a valuation from a commercial real estate firm. Based on that valuation, we determined the assets were impaired and recorded a $3.7 million write-down of the assets in the first quarter of fiscal 2011.

There were no impairments during fiscal 2012.

Note 16: Middletown Asset Sale

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

Note 17: Elk Grove Village Asset Sale

On April 12, 2010, the Company sold a portion of its coil coating assets and associated business base to Roll Coater, Inc. (“Roll Coater”) for $10 million ($9.3 million after investment banking fees). Roll Coater purchased the coil coating machinery, related processing equipment, and corresponding customer base associated with MSC’s Plant #7 in Elk Grove Village, Illinois. Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million in sales of general-line coil coated products. In addition, MSC and Roll Coater entered into a multi-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company recorded a gain on the sale of approximately $4.7 million (net of $0.3 million of legal fees) in the first quarter of fiscal 2011. MSC also recorded $1.1 million of employee severance expense and $0.2 million of inventory write-off expenses in connection with the sale.

Note 18: Plan to Sell Elk Grove Village Building

In April 2011, after receiving authority from the Board of Directors, management committed to a plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois. This building houses our corporate offices and housed our coil coating assets before they were sold in April 2010. Since the production portion of the building is idle, and we have sufficient office space in our Plant #2 building in Elk Grove Village, Illinois, to house our corporate offices, this building is no longer critical to our business. Given the current market for real estate, a sale of the building is unlikely in the near term. Also, the Company does not have any pressing cash needs that would force an early sale and management is committed to realizing an appropriate sales value for the property. Because of these factors, we have not reclassified the building as an asset held for sale; however, if circumstances change, we will reconsider the appropriate classification of the building.

Note 19: German Subsidy

In December 2006, our German subsidiary, MSC Europe GmbH, entered into a subsidy program with the State of Thüringen. The subsidy provided €335 thousand for investment in our Application Development Center in Eisenach, Germany, and required we increase our staff by five positions and maintain 45 total positions for a five year monitoring period, from February 2009 through February 2014. The monitoring period was subsequently extended to February 2017. Under the subsidy, if we did not maintain the specified staff levels during the monitoring period, we would be liable to pay back the subsidy, with interest. Because of the uncertainty of maintaining hiring levels, we have carried a liability on the German books in the amount of the subsidy.

As discussed in Note 14, “Restructuring,” in the fourth quarter of fiscal 2012, MSC executed a restructuring plan that eliminated eight production and two SG&A positions in our German subsidiary. As a consequence of this reduction, we determined we would not be in compliance with the staff level requirements of the subsidy. We have entered into negotiations with the State of Thüringen to settle the subsidy, and have recorded an estimated €65 thousand in interest for the period we have held the subsidy. We have also reclassified the subsidy as a short term liability, as we expect to settle the subsidy in fiscal 2013. The total liability for the subsidy and interest was $527 thousand at February 29, 2012.

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

Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2012.

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

Management, with the participation of our CEO and CFO, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012, based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework. The objective of this assessment is to determine whether MSC’s internal control over financial reporting was effective as of February 29, 2012. Based on managements’ assessment using the criteria in the Internal Control—Integrated Framework the Company’s internal control over financial reporting was effective on that date.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the quarter ended February 29, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other information required by this Item is incorporated by reference to the information in the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for the Annual Meeting of Shareowners on June  28, 2012 (“Proxy Statement”).

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

SCHEDULE II

Material Sciences Corporation and Subsidiaries Reserve for Receivable Allowances and Inventory Reserves

(In thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Reclassifications and Acquisitions	Deductions from Reserve	Balance at End of Year
Fiscal 2010 Receivable Allowances	$2,965	$3,549	$—	$—	$(5,798)	$716
Inventory Reserves	$2,863	$5,368	$—	$—	$(5,704)	$2,527
Fiscal 2011 Receivable Allowances	$716	$1,328	$—	$—	$(1,624)	$420
Inventory Reserves	$2,527	$4,391	$—	$—	$(5,262)	$1,656
Fiscal 2012 Receivable Allowances	$420	$1,717	$—	$—	$(1,441)	$696
Inventory Reserves	$1,656	$4,710	$—	$—	$(5,024)	$1,342

The activity in the receivable allowances account includes the Company’s bad debt, product claims and customer scrap allowance.

2. Exhibits

Reference is made to the Exhibit Index which begins on page 55.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Sciences Corporation

By:	/s/ CLIFFORD D. NASTAS
Clifford D. Nastas
Chief Executive Officer and Director

Date: May 4, 2012

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on May 4, 2012.

/s/ CLIFFORD D. NASTAS Clifford D. Nastas	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES D. PAWLAK James D. Pawlak	Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ TERRY L. BERNANDER Terry L. Bernander	Director

/s/ FRANK L. HOHMANN III Frank L. Hohmann III	Director

/s/ SAMUEL LICAVOLI Samuel Licavoli	Director

/s/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

/s/ JOHN P. REILLY John P. Reilly	Non-Executive Chairman of the Board

/s/ DOMINICK J. SCHIANO Dominick J. Schiano	Director

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3	(a)	Registrant’s Restated Certificate of Incorporation.(1)

3	(b)	Form of Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

3	(c)	Registrant’s By-laws, as amended.(3)

4	(a)	Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(4)

4	(b)	Revolving Loan Note between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(5)

4	(c)	Pledge and Security Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(5)

4	(d)	Mortgage by the Company in favor of JPMorgan Chase Bank, N.A., dated May 12, 2008.(5)

4	(e)	First Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 28, 2009.(6)

4	(f)	Second Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated April 15, 2010.(7)

4	(g)	Third Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated January 31, 2011.(8)

4	(h)	First Amendment to Mortgage and Assignment of Leases and Rents between the Company and JPMorgan Chase Bank, N.A., dated May 10, 2011.(8)

4	(i)	Fourth Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 10, 2011.(8)

10	(a)	Material Sciences Corporation Supplemental Pension Plan.(9)†

10	(b)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(9)†

10	(c)	Fiscal Year 2006 Long-Term Incentive Plan for Non-Employee Directors.(10)†

10	(d)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(11)

10	(e)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(12)

10	(f)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(12)

10	(g)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(12)

10	(h)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(12)†

10	(i)	Second Amendment to Lease and Agreement dated as of April 23, 2007, by and between Corporate Property Associates and Corporate Property Associates 4 as successor by merger with Corporate Property Associates 2 and MSC Engineered Materials and Solutions Group, Inc.(13)

10	(j)	Material Sciences Corporation Supplemental Retirement Plan.(14)†

Exhibit Number		Description of Exhibit
10	(k)	Form of Non-Qualified Stock Option Agreement for options granted on or after April 11, 2008, under Material Sciences Corporation’s 1992 Omnibus Stock Awards Plan for Key Employees.(15)†

10	(l)	Material Sciences Corporation Fiscal Year 2009 Incentive Plan.(16)†

10	(m)	Form of Material Sciences Corporation Restricted Stock Award Agreement for awards granted on or after June 21, 2006 under the 1992 Omnibus Stock Awards Plan for Key Employees.(17)†

10	(n)	Form of Material Sciences Corporation Non-Qualified Stock Option Agreement for options granted on or after June 21, 2006, and before April 11, 2008, under the Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(17)†

10	(o)	Employment agreement dated June 12, 2008, between Matthew M. Murphy and the Company regarding the assignment of Mr. Murphy to the role of Vice President—China Sales & Marketing based in Shanghai, China.(13)†

10	(p)	Material Sciences Corporation 2007 Employee Stock Purchase Plan.(18)†

10	(q)	Asset Purchase Agreement by and among Material Sciences Corporation, MSC Pre Finish Metals (EGV), Inc. and Roll Coater, Inc. dated as of April 12, 2010.(19)

10	(r)	Asset Purchase Agreement by and among Material Sciences Corporation, MSC Pre Finish Metals (MT) Inc. and NCI Group, Inc. dated as of June 24, 2010.(20)

10	(s)	Form of Material Sciences Corporation Restricted Stock Award Agreement for awards granted to Clifford D. Nastas under the 1992 Omnibus Stock Awards Plan for Key Employees.**†

10	(t)	Form of Material Sciences Corporation Restricted Stock Award Agreement for merit/stock exchange program awards granted after February 29, 2012 under the 1992 Omnibus Stock Awards Plan for Key Employees.**†

10	(u)	Form of Severance and Change in Control Agreement for Executive Officers of Material Sciences Corporation dated July 1, 2011 for Messrs. Nastas, Pawlak, Murphy, and Wilson.**†

21		Subsidiaries of the Registrant.**

23		Consent of Deloitte & Touche LLP.**

31.1		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer.**

31.2		Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer.**

32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

101		The following materials from the Material Sciences Corporation’s Annual Report on Form 10-K for the year ended February 29, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Comprehensive Income, and (v) related notes.**

**	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Period Ended August 31, 1997 (File No. 1-8803).
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 20, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Form 10-Q Report for the Period Ended November 30, 2007 (File No. 1-8803).
(4)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2011 (File No. 1-8803).

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on May 16, 2008 (File No. 1-8803).
(6)	Incorporated by reference to the Registrant’s Form 10-Q Report for the Period Ended May 31, 2009 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2010 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 10-Q Report for the Period Ended May 31, 2011 (File No. 1-8803).
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) filed on November 6, 1996.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2005 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(12)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2009 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on April 14, 2008 (File No. 1-8803).
(16)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 29, 2008 (File No. 1-8803).
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on June 26, 2006 (File No. 1-8803).
(18)	Incorporated by reference to the Registrant’s Schedule 14A filed on May 29, 2007.
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on April 12, 2010 (File No. 1-8803).
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on June 25, 2010 (File No. 1-8803).