Form 10-Q
period 2012-05-31
MATERIAL SCIENCES CORP
filed 2012-07-11
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 3, 2012, there were 10,374,188 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Condensed financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands, except per share data)	2012	2011

Net Sales	$34,834	$36,036
Cost of Sales	26,279	26,514

Gross Profit	8,555	9,522
Selling, General and Administrative Expenses	5,458	5,550

Income from Operations	3,097	3,972

Other Income, Net:
Interest Income (Expense), Net	(6)	18
Equity in Results of Joint Venture	48	142
Rental Income	281	263
Other, Net	6	24

Total Other Income, Net	329	447

Income Before Provision for Income Taxes	3,426	4,419
Provision for Income Taxes	1,208	262

Net Income	$2,218	$4,157

Basic Net Income Per Share	$0.21	$0.33

Diluted Net Income Per Share	$0.21	$0.33

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income Per Share	10,455	12,414
Dilutive Shares	115	89

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	10,570	12,503
Outstanding Equity Awards Having No Dilutive Effect	428	448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	2012	2011

Net Income	$2,218	$4,157
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(945)	(493)
Retirement Liability, Net of Income Taxes of $61 and $0, Respectively	99	(204)

Total Other Comprehensive Income (Loss)	(846)	(697)

Comprehensive Income	$1,372	$3,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

	May 31,	February 29,
(In thousands)	2012	2012
	(Unaudited)

Assets:
Current Assets:
Cash and Cash Equivalents	$28,162	$28,201
Receivables, Less Reserves and Allowances of $444 and $696, Respectively	20,793	20,136
Income Taxes Receivable	—	141
Prepaid Expenses	1,543	674
Inventories	21,940	20,758
Short-Term Deferred Tax Assets	4,012	4,313

Total Current Assets	76,450	74,223

Property, Plant and Equipment	127,938	127,952
Accumulated Depreciation	(94,211)	(93,217)

Net Property, Plant and Equipment	33,727	34,735

Other Assets:
Investment in Joint Venture	2,799	2,955
Long-Term Deferred Tax Assets	12,751	13,024
Other	154	159

Total Other Assets	15,704	16,138

Total Assets	$125,881	$125,096

Liabilities:
Current Liabilities:
Accounts Payable	$13,805	$13,364
Accrued Payroll Related Expenses	2,984	3,113
Accrued Expenses	5,187	5,289
Income Taxes Payable	535	—

Total Current Liabilities	22,511	21,766

Long-Term Liabilities:
Pension and Postretirement Liabilities	8,178	8,500
Other	6,160	6,850

Total Long-Term Liabilities	14,338	15,350

Commitments and Contingencies	—	—

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	381
Additional Paid-In Capital	80,578	80,440
Treasury Stock at Cost	(74,881)	(74,423)
Retained Earnings	86,270	84,052
Accumulated Other Comprehensive Loss	(3,316)	(2,470)

Total Shareowners’ Equity	89,032	87,980

Total Liabilities and Equity	$125,881	$125,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended
	May 31,
(In thousands)	2012	2011

Cash Flows From:
Operating Activities:
Net Income	$2,218	$4,157
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Amortization and Accretion	1,299	1,254
Equity in Results of Joint Venture	(48)	(142)
Deferred Income Taxes	239	—
Compensatory Effect of Stock Plans	138	72
Other, Net	—	(42)
Changes in Assets and Liabilities:
Receivables	(815)	5,157
Income Taxes	676	266
Prepaid Expenses	(877)	(908)
Inventories	(1,365)	(4,435)
Accounts Payable	1,048	886
Accrued Expenses	(195)	(1,194)
Other, Net	(840)	582

Net Cash Provided by Operating Activities	1,478	5,653

Investing Activities:
Capital Expenditures	(1,024)	(1,543)

Net Cash Used in Investing Activities	(1,024)	(1,543)

Financing Activities:
Purchases of Treasury Stock	(433)	(7,853)

Net Cash Used in Financing Activities	(433)	(7,853)

Effect of Exchange Rate Changes on Cash	(60)	21

Net Decrease in Cash	(39)	(3,722)
Cash and Cash Equivalents at Beginning of Period	28,201	35,629

Cash and Cash Equivalents at End of Period	$28,162	$31,907

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$314	$436
Treasury Stock Purchases in Accrued Liabilities at Quarter-End	$25	$—

Supplemental Cash Flow Disclosures:
Interest Paid	$7	$9
Income Taxes Paid, Net	$312	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The data as of May 31, 2012, and for the three months ended May 31, 2012 and 2011, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation and Subsidiaries (the “Company,” “we,” “our,” “us” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 4, 2012, for the fiscal year ended February 29, 2012 (“fiscal 2012”). A reclassification has been made to the prior years’ consolidated financial statements to conform to the 2012 presentation—”Equity in Results of Joint Venture” was reclassified from “Other, Net” on the Condensed Consolidated Statements of Cash Flows.

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $48,000 for the three months ended May 31, 2012, compared with income of $142,000 for the same period in fiscal 2012.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10 million Shares Authorized; 1 million Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $0.02 Par Value; 40,000,000 Shares Authorized; 19,046,883 Shares Issued and 10,412,304 Shares Outstanding as of May 31, 2012, and 19,030,983 Shares Issued and 10,470,199 Shares Outstanding as of February 29, 2012.

(4)	Treasury Stock. Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 57,895 shares under the September 2011 authorization during the three months ended May 31, 2012. At May 31, 2012, there were 589,969 shares available for purchase under the September 2011 authorization.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 29, 2012	8,540,784	$74,423	$8.71
Repurchases During the Three Months Ended May 31, 2012	57,895	458	$7.91

Treasury Stock as of May 31, 2012	8,598,679	$74,881	$8.71

On October 10, 2011, the Company entered into a written trading plan to purchase up to 1 million shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan will expire on October 31, 2012, or when 1 million shares have been repurchased, whichever occurs first. All of the shares purchased during the three months ended May 31, 2012, were purchased under this trading plan.

(5)	Commodity Contracts. We are exposed to certain risks related to ongoing business operations. We enter into derivative instruments with the objective of managing our financial and operational exposure arising from these risks: primarily commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in its manufacturing processes. MSC maintains a commodity forward purchase policy. This seeks to ensure that, at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When we enter into these contracts, we apply the Normal Purchase/Normal Sale election, which excludes the contracts from being accounted for as derivative instruments at fair value for as long as they qualify for the election.

At May 31, 2012, we did not have any commodity contracts that we accounted for at fair value.

(6)	Adoption of New Accounting Standard In May 2012, MSC adopted the provisions of the Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income in U.S. GAAP.” This ASU requires that comprehensive income and the related components of net income and of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. MSC has chosen to use two consecutive statements to comply with the ASU. There was no impact to the condensed consolidated statements of operations, balance sheets or cash flows from adoption of the ASU.

(7)	Indebtedness. The Company has a $7.5 million credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of May 31, 2012) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other Company assets—including inventory, equipment, real property and intellectual property—reduced by outstanding letters of credit. The Line has a minimum availability covenant of $2.5 million. The Line expires on May 13, 2013.

Due to the borrowing base limitations and outstanding letters of credit of $1.1 million, the net amount available for borrowing at May 31, 2012, was $3.9 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of either May 31, 2012, or February 29, 2012, nor were any amounts borrowed during either the three months ended May 31, 2012, or May 31, 2011.

(8)	Inventory. Inventories consisted of the following:

(in thousands)	May 31, 2012	February 29, 2012
Raw Materials	$8,840	$9,019
Finished Goods	13,100	11,739

Total Inventories	$21,940	$20,758

(9)	Significant Customers. Due to the concentration in the automotive industry, management believes that sales to individual automotive customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three months ended May 31, 2012 and 2011.

	% of Consolidated Net Sales for the Three Months Ended May 31,
Customer	2012	2011
Chrysler	20%	16%
US Steel	16%	26%
Ford	11%	11%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of May 31, 2012, and February 29, 2012.

	% of Consolidated Gross Accounts Receivable
Customer	May 31, 2012	February 29, 2012
Chrysler	20%	18%
Ford	11%	15%
US Steel	9%	12%

(10)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. The Company had a full valuation allowance on its U.S. and German deferred tax assets as of May 31, 2011. At May 31, 2012, the only valuation allowance that remains relates to certain state net operating losses.

The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $1.1 million at May 31, 2012, will significantly change during the next 12 months. The estimated range is a decrease of zero to $0.5 million.

For the three months ended May 31, 2012, MSC’s effective income tax rate for continuing operations was an expense of 35.3%, compared with an expense of 5.9% in the same period last year. The low rate in the period ended May 31, 2011, is due to the utilization of deferred tax assets—principally AMT credits—while having a valuation allowance on the related deferred tax assets.

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

	Pension Benefits		Other Benefits
(in thousands)	Three Months Ended May 31,
	2012	2011	2012	2011
Service Cost	$—	$—	$6	$5
Interest Cost	146	167	19	21
Amortization of Unrecognized Prior Service Cost	—	—	(69)	(69)
Expected Return on Plan Assets	(143)	(154)	—	—
Amortization of Net Loss	164	101	49	47

Total Net Periodic Benefit Cost	$167	$114	$5	$4

MSC previously disclosed in the notes to its financial statements for the year ended February 29, 2012, that it expected to contribute $1.5 million toward its qualified and nonqualified defined benefit pension plans and $0.1 million toward its other post-retirement benefit plans other than pension plans in fiscal 2013. As of May 31, 2012, $0.3 million of contributions/payments have been made toward the pension plans and $20 thousand of net contributions/payments have been made to the other post-retirement plans.

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

The Company also has one inactive equity award plan: The Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 18,087 stock options outstanding and exercisable under this plan at May 31, 2012.

In March 2012, the Company granted 200,000 stock options, with a Black-Scholes value of $4.24 per option. In March 2012, MSC issued 5,900 shares of restricted stock in lieu of salary increases, which will vest over one year. In May 2012, MSC issued 10,000 shares of restricted stock, which will vest over three years. In March 2011, the Company granted 200,000 stock options. The Black-Scholes value of each option granted was $4.13. In May 2011, MSC issued 10,000 shares of restricted stock, which will vest over three years.

(13)	Segments. MSC operates in one segment based on how the Chief Operating Decision Maker views its business for evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers, rubber and other coated materials used to manage noise and vibration. The coated metal material-based solutions include painted, electrogalvanized (“EG”), rubber and film protective, decorative and functional coatings applied to coiled metal of various widths and thicknesses. MSC’s material-based solutions are designed to meet specific customer requirements for the automotive, appliance, building products, lighting and electronics markets. The Company uses a significant level of shared assets and personnel across each of its product categories. It is common for a single customer to purchase products from several different product categories.

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

	For the Three Months Ended May 31,
Net Sales ($ in thousands)	2012		2011
Acoustical	$19,922	57%	$17,619	49%
Coated	14,912	43	18,417	51

Total Net Sales	$34,834	100%	$36,036	100%

Net sales of our domestic and foreign units are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

	Three Months Ended May 31,
Net Sales (in thousands)	2012	2011
Domestic	$30,525	$32,152
Foreign	4,309	3,884

Total Net Sales	$34,834	$36,036

(14)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental accruals were approximately $1.2 million as of May 31, 2012, and $1.2 million as of February 29, 2012. Management does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, given the accruals recorded as of May 31, 2012, and, where applicable, taking into account contributions from other potential responsible parties. There are, however, a number of uncertainties. These include, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that could affect the Company’s exposure.

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

(15)	Restructuring. During the fourth quarter of fiscal 2012, MSC executed a restructuring plan that eliminated eight production and two SG&A positions in our German subsidiary, recognizing approximately $0.3 million in employee termination benefit and related expenses. These benefits will be paid by the end of fiscal 2013. During the second quarter of fiscal 2012, the Company recognized severance expense of $0.3 million, which will be paid through the second quarter of fiscal 2013.

The year-to-date activity in the restructuring accrual is presented in the chart below.

(in thousands)
Restructuring Accrual as of February 29, 2012	$235
Restructuring Expenses Recorded During Fiscal 2013	—
Cash Payments and Other Adjustments	(101)

Restructuring Accrual as of May 31, 2012	$134

(16)

Plan to Sell Elk Grove Village Building. In April 2011, after receiving authority from the Board of Directors, management committed to a plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois. This building houses our corporate offices and housed our coil coating assets before they were sold in April 2010. Since the production portion of the building is idle, this building is no longer critical to our business. We do not expect the sale to occur within the next 12 months due to current economic conditions and the availability of similar space in the Chicago area. We have also leased significant portions of the building for the next year, which may affect our ability to sell it quickly. Because of these factors, the building does not meet the criteria to be classified as an asset held for sale; however, if circumstances change, we will reevaluate the appropriate classification of the building.

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes, included in Item 1 of this Form 10-Q, and the audited Consolidated Financial Statements and related notes and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012, filed on May 4, 2012 (“Form 10-K”), as well as the Company’s other filings with the Securities and Exchange Commission.

Executive Summary

Material Sciences Corporation and its subsidiaries (the “Company,” “MSC,” “we,” “our” or “us”) design, manufacture and market material-based solutions for acoustical and coated applications. Our acoustical material-based solutions include composites that consist of layers of metal, rubber and other materials used to manage noise and vibration in such products as automotive body panels; brake dampers; engine parts; appliances; heating, ventilation and air conditioning (“HVAC”) and computer disk drives. Our coated material-based solutions include painted, electrogalvanized (“EG”), rubber and film protective, decorative and rubber coatings applied to coiled metal in a continuous, high-speed, roll-to-roll process for such products as automotive body panels and fuel tanks, building products, gaskets, appliances and lighting fixtures. These solutions are designed to meet specific customer requirements for the automotive, building, consumer and industrial markets. We use a significant level of shared assets and management across each of our product categories. It is common for a single customer to purchase products from several different product categories.

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

Although MSC has engaged in significant sales of production assets in recent years, it is unlikely this will continue. We will consider selling other non-core assets if the circumstances are appropriate. As discussed in Note 16 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, we intend to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois.

Results of Operations

Here is a summary of our consolidated financial performance for the three months ended May 31, 2012 and 2011:

	Three Months Ended May 31,
($ in thousands)	2012	2011	% Variance
Net Sales	$34,834	$36,036	(3.3)%
Gross Profit	$8,555	$9,522	(10.1)%
% of Net Sales	24.6%	26.4%
Selling, General and Administrative	$5,458	$5,550	(1.6)%
% of Net Sales	15.7%	15.4%

Sales

($ in thousands)	Net Sales for the Three Months Ended May 31,
Application	2012	2011	$ Variance	% Variance
Acoustical	$19,922	$17,619	$2,303	13.1%
Coated	14,912	18,417	(3,505)	(19.0)%

Total	$34,834	$36,036	$(1,202)	(3.3)%

Comparison of Results of Operations for the Three Months Ended May 31, 2012 and 2011

Sales in the quarter ended May 31, 2012, decreased by $1.2 million from the prior fiscal year quarter.

Acoustical sales increased $2.3 million versus prior year quarter. Brake sales were up $1.5 million due to higher aftermarket brake sales in both the North American and Asian markets, partially offset by lower sales of both original equipment and aftermarket brake products in Europe. Body panel Quiet Steel® sales for the first quarter of fiscal year 2012 were up $0.7 million due to stronger sales to Chrysler and US Steel (for Ford products) due to increased vehicle builds. Sales of Engine related products increased $0.4 million due to higher automotive and Class 8 truck builds. Other acoustical sales, primarily serving the disk drive and HVAC markets declined $0.2 million.

Sales of coated metal products declined overall by $3.5 million. Sales of EG material declined by $2.9 million, primarily due to lower shipments to US Steel for products used in automotive body panel applications. Scrap sales declined by $0.6 million.

Gross Profit

First quarter gross profit was $8.6 million or 24.6% of net sales for fiscal year 2013 compared to $9.5 million or 26.4% of net sales for fiscal year 2012. The primary reasons for the decline were the reduction in EG sales—and a corresponding reduction in facility utilization at our Walbridge facility.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three months ended May 31, 2012, were $5.5 million, or 15.7% of net sales, compared with $5.6 million, or 15.4% of net sales, in the same period last year. SG&A expenses in the first quarter of fiscal 2013 were lower by $0.1 million compared with last year. This decrease is principally due to lower director stock incentive expenses—based on stock price—partially offset by higher sales employee-related expenses and new product development costs in the latest period.

Total Other Income, Net

Total other income, net for the three months ended May 31, 2012, was $0.3 million compared with $0.4 million in the same period of fiscal 2012. The decrease was primarily due to lower income from the Tekno joint venture in Brazil.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. The Company had a full valuation allowance on its U.S. and German deferred tax assets as of May 31, 2011. At May 31, 2012, the only valuation allowance remaining relates to certain state net operating losses.

The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $1.1 million at May 31, 2012, will significantly change during the next 12 months. The estimated range is a decrease of zero to $0.5 million.

For the three months ended May 31, 2012, MSC’s effective income tax rate for continuing operations was an expense of 35.3%, compared with an expense of 5.9% in the same period last year. The low rate in the period ended May 31, 2011, was due to the utilization of deferred tax assets—principally AMT credits—while having a valuation allowance on the related deferred tax assets.

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

During the first three months of fiscal 2013, we generated $1.5 million of cash from operating activities compared with $5.7 million during the first three months of last fiscal year. The decrease was primarily because:

•	Net income was $1.9 million lower, partially offset by a favorable cash flow impact from income taxes of $0.6 million.

•

Accounts receivable increased in the current quarter, compared to a decrease in the prior quarter, resulting in an unfavorable cash flow impact of $6.0 million, which was related to the timing of sales and cash receipts in the two periods.

•

These decreases were partially offset by a $3.1 million smaller use of cash for inventory in fiscal 2013, as inventory levels in the prior year were higher than usual due to timing on production and shipments.

In the first three months of fiscal 2013, we invested $1.0 million in capital improvement projects, compared with $1.5 million in the same period last year. The decrease was primarily attributable to additional investments in the prior year in production equipment at our Elk Grove Village, Illinois Plant #2 and Walbridge, Ohio facilities to broaden our production capabilities and improve our efficiency.

In the first three months of fiscal 2013, we invested $0.4 million in repurchases of our common stock, compared to $7.9 million in the prior year period.

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of May 31, 2012) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other Company assets—including inventory, equipment, real property and intellectual property—reduced by outstanding letters of credit. The Line has a minimum availability covenant of $2.5 million. The Line expires on May 13, 2013.

Due to the borrowing base limitations and outstanding letters of credit of $1.1 million, the net amount available for borrowing at May 31, 2012, was $3.9 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. The lack of the borrowing availability under the credit line and our potential inability to obtain a replacement source of credit could materially affect our operations and financial condition. There were no borrowings outstanding under the Line as of May 31, 2012, nor were any amounts borrowed during the three months ended May 31, 2012 or 2011.

Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 57,895 shares under the September 2011 authorization during the three months ended May 31, 2012. At May 31, 2012, there were 589,969 shares available for purchase under the September 2011 authorization.

MSC is party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental reserves were approximately $1.2 million as of May 31, 2012, and February 29, 2012. Refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Contractual Obligations

As of May 31, 2012, there were no significant changes to the contractual obligations table presented in our Form 10-K, other than an increase of $0.7 million in purchase obligations.

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

Cautionary Statement Concerning Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors and shareowners can better understand a company’s future prospects and make informed investment decisions. This Form 10-Q contains forward-looking statements that include, without limitation, information about our anticipated results based on our plans and assumptions. We have tried, wherever possible, to identify these statements by using words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “will,” “plans,” “believes” and similar words and terms in connection with any discussion of future operating or financial performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the assessment of our sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 4, 2012, for the fiscal year ended February 29, 2012.

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

Changes in internal control over financial reporting. During the quarter ended May 31, 2012, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth here contain information on the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, read Item 9A of the Company’s 2012 Annual Report on Form 10-K as filed with the SEC on May 4, 2012.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2012

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, and results of operations, cash flows, and liquidity, and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for the year ended February 29, 2012, includes a detailed discussion of the risk factors we believe still exist in our business. In addition to those factors, other risks and uncertainties may have a material adverse effect on our business, financial condition, and/or operating results, cash flows, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 57,895 shares under the September 2011 authorization during the three months ended May 31, 2012. At May 31, 2012, there were 589,969 shares available for purchase under the September 2011 authorization.

On October 10, 2011, the Company entered into a written trading plan to purchase up to 1 million shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan will expire on October 31, 2012, or when 1 million shares have been repurchased, whichever occurs first.

The following table shows the repurchases of common stock made by the Company during the fiscal quarter ended May 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
March 1–31, 2012	—	—	—	647,864
April 1–30, 2012	11,600	$7.88	11,600	636,264
May 1–31, 2012	46,295	$7.91	46,295	589,969

Total	57,895	$7.90	57,895

1.	All of the shares repurchased during the fiscal quarter ended May 31, 2012, were bought under an open market stock repurchase program (Rule 10b5-1 plan) which was previously announced on October 10, 2011, and which is set to terminate on October 31, 2012.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of July 2012.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James D. Pawlak
James D. Pawlak
Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended May 31, 2012

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	The following data from the Material Sciences Corporation Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in eXtensible Business Reporting Language (XBRL®): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the related notes. (1)

(1)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.