Form 10-Q
period 2012-08-31
MATERIAL SCIENCES CORP
filed 2012-10-10
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

As of October 1, 2012, there were 10,222,254 outstanding shares of common stock, $0.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a) Condensed financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands, except per share data)	2012	2011	2012	2011
Net Sales	$29,927	$34,417	$64,761	$70,453
Cost of Sales	23,374	26,766	49,653	53,280

Gross Profit	6,553	7,651	15,108	17,173
Selling, General and Administrative Expenses	4,985	4,726	10,443	10,276
Gain on Sale of Assets	3,216	—	3,216	—
Restructuring Expenses	—	345	—	345

Income from Operations	4,784	2,580	7,881	6,552

Other Income, Net:
Interest Income, Net	12	14	6	32
Equity in Results of Joint Venture	67	121	115	263
Rental Income	348	281	629	544
Other, Net	(40)	20	(34)	44

Total Other Income, Net	387	436	716	883

Income from Operations Before Provision (Benefit) for Income Taxes	5,171	3,016	8,597	7,435
Provision (Benefit) for Income Taxes	1,918	(5)	3,126	257

Net Income	$3,253	$3,021	$5,471	$7,178

Basic Net Income Per Share	$0.31	$0.26	$0.53	$0.60

Diluted Net Income Per Share	$0.31	$0.26	$0.52	$0.59

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income Per Share	10,332	11,557	10,393	12,013
Dilutive Shares	119	95	117	92

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	10,451	11,652	10,510	12,105

Outstanding Common Stock Options Having No Dilutive Effect	407	373	412	373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2012	2011	2012	2011
Net Income	$3,253	$3,021	$5,471	$7,178
Other Comprehensive Income:
Foreign Currency Translation	(92)	150	(1,036)	643
Pension/Postretirement Adjustments, Net of Benefit for Income Taxes of $82, $0, $143 and $0, Respectively	133	134	232	338

Comprehensive Income	$3,294	$3,305	$4,667	$8,159

Condensed Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

	August 31,	February 29,
(In thousands)	2012	2012
	(unaudited)	(audited)
Assets:
Current Assets:
Cash and Cash Equivalents	$37,165	$28,201
Receivables, Less Reserves and Allowances of $367 and $696, Respectively	17,853	20,136
Income Taxes Receivable	1,630	141
Prepaid Expenses	1,105	674
Inventories	21,741	20,758
Short Term Deferred Tax Assets	3,077	4,313

Total Current Assets	82,571	74,223

Property, Plant and Equipment	116,989	127,952
Accumulated Depreciation	(89,051)	(93,217)

Net Property, Plant and Equipment	27,938	34,735

Other Assets:
Investment in Joint Venture	2,704	2,955
Long Term Deferred Tax Assets	10,984	13,024
Other	152	159

Total Other Assets	13,840	16,138

Total Assets	$124,349	$125,096

Liabilities:
Current Liabilities:
Accounts Payable	$11,945	$13,364
Accrued Payroll Related Expenses	2,767	3,113
Accrued Expenses	4,525	5,289

Total Current Liabilities	19,237	21,766

Long-Term Liabilities:
Pension and Postretirement Liabilities	7,807	8,500
Long-Term Incentives	3,143	3,420
Other	3,231	3,430

Total Long-Term Liabilities	14,181	15,350

Commitments and Contingencies	—	—

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	381
Additional Paid-In Capital	80,736	80,440
Treasury Stock at Cost	(76,436)	(74,423)
Retained Earnings	89,523	84,052
Accumulated Other Comprehensive Income (Loss)	(3,273)	(2,470)

Total Shareowners’ Equity	90,931	87,980

Total Liabilities and Equity	$124,349	$125,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Six Months Ended
	August 31,
(In thousands)	2012	2011
Cash Flows From:
Operating Activities:
Net Income	$5,471	$7,178
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Amortization and Accretion	2,450	2,483
Equity in Results of Joint Venture	(115)	(263)
Deferred Income Taxes	2,884	—
Gain on Sales of Assets	(3,216)	—
Compensatory Effect of Stock Plans	292	150
Other, Net	—	(42)
Changes in Assets and Liabilities:
Receivables	2,015	5,214
Income Taxes Receivable	(1,489)	(10)
Prepaid Expenses	(429)	(565)
Inventories	(1,134)	(1,549)
Accounts Payable	(1,152)	(3,285)
Accrued Expenses	(904)	(1,023)
Other, Net	(785)	(125)

Net Cash Provided by Operating Activities	3,888	8,163

Investing Activities:
Capital Expenditures	(2,060)	(2,940)
Proceeds from Sale of Assets	9,180	—

Net Cash Provided by (Used In) Investing Activities	7,120	(2,940)

Financing Activities:
Purchases of Treasury Stock	(1,999)	(11,973)
Issuance of Common Stock	3	32

Net Cash Used in Financing Activities	(1,996)	(11,941)

Effect of Exchange Rate Changes on Cash	(48)	30

Net Increase (Decrease) in Cash and Cash Equivalents	8,964	(6,688)
Cash and Cash Equivalents at Beginning of Period	28,201	35,629

Cash and Cash Equivalents at End of Period	$37,165	$28,941

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$634	$840
Treasury Stock Purchases in Accrued Liabilities at Period-End	$14	$377

Supplemental Cash Flow Disclosures:
Interest Paid	$16	$18
Income Taxes Paid (Refunded), Net	$1,827	$243

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The financial information as of August 31, 2012, and for the three and six months ended August 31, 2012 and 2011, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation and Subsidiaries (the “Company,” “we,” “our,” “us” or “MSC”), the information reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission on May 4, 2012, for the fiscal year ended February 29, 2012. Reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2012 presentation—”Equity in Results of Joint Venture” was reclassified from “Other, Net” on the Condensed Consolidated Statements of Cash Flows and “Long-Term Incentives” was reclassified from “Other” within the Long-Term Liabilities section of the Condensed Consolidated Balance Sheets.

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $67,000 and $115,000 for the three and six months ended August 31, 2012, respectively, compared with $121,000 and $263,000 for the three and six months ended August 31, 2011.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $0.02 Par Value; 40,000,000 Shares Authorized; 19,047,277 Shares Issued and 10,223,786 Shares Outstanding as of August 31, 2012, and 19,030,983 Shares Issued and 10,470,199 Shares Outstanding as of February 29, 2012.

(4)	Treasury Stock. Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011 and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 246,807 shares under the September 2011 authorization during the six months ended August 31, 2012. At August 31, 2012, there were 401,057 shares available for purchase under the September 2011 authorization and 1,000,000 available for purchase under the September 2012 authorization.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 29, 2012	8,540,784	$74,423	$8.71
Repurchases During the Six Months Ended August 31, 2012	246,807	2,013	$8.16

Treasury Stock as of August 31, 2012	8,787,591	$76,436	$8.70

On October 10, 2011, the Company entered into a written trading plan to purchase up to 1 million shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan expired on July 16, 2012, when it was replaced by a new plan to purchase up to 551,853 shares. The new plan will expire on February 15, 2013, or when 551,853 shares have been repurchased, whichever occurs first. During the six months ended August 31, 2012, MSC purchased 96,011 shares under the October 2011 plan and 150,796 under the July 2012 plan.

(5)	Commodity Contracts. MSC is exposed to certain risks related to ongoing business operations. We use derivative instruments with the objective of managing our financial and operational exposure arising from these risks: primarily commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in our manufacturing processes. MSC maintains a commodity forward purchase policy. This seeks to ensure that, at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When MSC enters into these contracts, it applies the Normal Purchase/Normal Sale election, which excludes the contracts from being accounted for as derivative instruments at fair value for as long as they qualify for the election.

At August 31, 2012, we did not have any commodity contracts that we accounted for at fair value.

(6)	Indebtedness. The Company has a $7.5 million credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of August 31, 2012) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company—including inventory, equipment, real property and intellectual property—reduced by outstanding letters of credit. The Line expires on May 13, 2013.

Due to the borrowing base limitations and outstanding letters of credit of $1.1 million, the net amount available for borrowing at August 31, 2012, was $3.9 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line at either August 31, 2012, or February 29, 2012, nor were any amounts borrowed during the six months ended August 31, 2012, or August 31, 2011.

(7)	Inventory. Inventories consist of the following:

(in thousands)	August 31, 2012	February 29, 2012
Raw Materials	$8,594	$9,019
Finished Goods	13,147	11,739

Total Inventories	$21,741	$20,758

(8)	Long-Term Incentives. Long-Term Incentives consist of the following:

(in thousands)	August 31, 2012	February 29, 2012
Long-Term Incentives	$474	$822
Phantom Stock Liability	2,669	2,598

Total Long-Term incentives	$3,143	$3,420

Long-Term Incentives consist of deferred bonuses expected to be earned by certain members of management, based on the achievement of multi-year financial goals.

Phantom Stock Liability represents the value of long-term phantom stock units held by members of the Board of Directors. The units were awarded each quarter and are redeemed in cash after five years at the average of the closing prices for the preceding 30 trading days. The liability is adjusted to the current market value each quarter.

We also carry a current liability of $0.7 million for the current portion of the management deferred bonuses, and a current liability of $0.2 million (at the August 31, 2012 market value) for phantom stock units which will be redeemed within one year. These liabilities are included in Accrued Expenses within Current Liabilities

(9)	Significant Customers. Due to the concentration in the automotive industry, management believes that sales to individual automotive customers—both Tier 1 and Tier 2 (including US Steel)—are significant. The following table shows sales to the Company’s major customers as a percentage of consolidated net sales for the three and six months ended August 31, 2012 and 2011.

	% of Consolidated Net Sales for the Three Months Ended August 31,		% of Consolidated Net Sales for the Six Months Ended August 31,
Customer	2012	2011	2012	2011
Chrysler	21%	16%	20%	16%
US Steel	15%	24%	15%	25%
Ford	8%	11%	9%	11%

The following table shows gross accounts receivable from the these significant customers as a percentage of total consolidated gross accounts receivable as of August 31, 2012, and February 29, 2012.

	% of Consolidated Gross Accounts Receivable
Customer	August 31, 2012	February 29, 2012
Chrysler	19%	18%
US Steel	9%	12%
Ford	5%	15%

(10)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. The Company had a full valuation allowance on its U.S. and German deferred tax assets as of August 31, 2011. At August 31, 2012, the only valuation allowance that remains relates to certain state net operating losses.

The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $1.1 million at August 31, 2012, will significantly change during the next 12 months. The estimated range is a decrease of zero to $0.7 million.

For the three and six months ended August 31, 2012, MSC’s effective income tax rate for continuing operations was an expense of 37.1% and 36.4%, respectively, compared with a benefit of 0.2% and an expense of 3.5%, respectively in the same periods last year. The low rates in the periods ended August 31, 2011, are due to the utilization of deferred tax assets—principally AMT credits—while having a valuation allowance on the related deferred tax assets.

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

	Pension Benefits		Other Benefits
	Three Months Ended August 31,
(in thousands)	2012	2011	2012	2011
Service Cost	$—	$—	$6	$5
Interest Cost	146	167	19	21
Amortization of Unrecognized Prior Service Cost	—	—	(69)	(69)
Expected Return on Plan Assets	(143)	(154)	—	—
Amortization of Net Loss	164	101	49	47

Total Net Periodic Benefit Cost	$167	$114	$5	$4

	Pension Benefits		Other Benefits
	Six Months Ended August 31,
(in thousands)	2012	2011	2012	2011
Service Cost	$—	$—	$11	$10
Interest Cost	291	334	39	43
Amortization of Unrecognized Prior Service Cost	—	—	(138)	(138)
Expected Return on Plan Assets	(285)	(309)	—	—
Amortization of Net Loss	327	203	98	94

Total Net Periodic Benefit Cost	333	$228	$10	$9

MSC previously disclosed in the Notes to its financial statements for the year ended February 29, 2012, that it expected to contribute $1.5 million toward its qualified and nonqualified defined benefit pension plans and $0.1 million toward its other post-retirement benefit plans other than pension plans in fiscal 2012. As of August 31, 2012, $0.7 million of contributions/payments have been made toward the pension plans and less than $0.1 million of net contributions/payments have been made to the other post-retirement plans.

(12)	Equity and Compensation Plans. On June 28, 2012, the Company’s shareowners approved the Material Sciences Corporation 2012 Incentive Compensation Plan (“2012 Plan”). The 2012 Plan replaces the Material Sciences Corporation Amended and Restated 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”) and the Material Sciences Corporation Fiscal Year 2006 Long-Term Incentive Plan for Non-Employee Directors (the “Director Plan”). On June 28, 2012, there were 1,406,751 shares authorized under the 2012 Plan (which number included 406,751 shares that remained available for issue under the 1992 Plan) to provide stock options, restricted stock and other equity awards under various programs to both employees and non-employee directors. In addition, any shares related to forfeited, terminated or expired awards issued under the 1992 Plan will become available under the 2012 Plan. Nonqualified stock options generally vest over three years and expire between five and 10 years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant. Restricted stock awards have been issued with restrictions based upon time, Company financial performance, or a combination of the two.

The Director Plan was adopted by the Board, effective March 1, 2005. The plan provides for phantom stock units (payable only in cash) to be granted to each non-employee director on March 1, June 1, September 1 and December 1 of each fiscal year. Each unit represents the number of shares of our common stock equal to the quotient of $8,500 divided by the closing sale price of our common stock on the day preceding the grant date. The units vest immediately and are redeemable upon the earlier of (1) five years from the date of grant or (2) such director ceasing to be a member of the Board of Directors for certain reasons. Upon redemption, the director receives a cash amount equal to the number of shares of common stock represented by the unit multiplied by the average of the closing sales price of one share of our common stock for the 30 preceding trading days plus the amount of dividends declared on one share of our common stock since the date of grant. The liabilities for the cash redemptions are carried in Accrued Expenses and Long-Term Incentives, depending on the timing of the redemptions. The Director Plan was replaced in the second quarter of fiscal 2013 by the 2012 Plan and was in effect beginning September 1, 2012. It is anticipated that, going forward, non-employee directors will receive restricted stock grants issued under the 2012 Plan instead of phantom stock units issued under the Director Plan. The quantity of restricted stock granted each quarter to non-employee directors will be computed in the same fashion.

MSC also has one inactive equity award plan: The Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made. There were 6,779 stock options outstanding and exercisable under this plan at August 31, 2012.

In March 2011, the Company granted 200,000 stock options to members of management. The Black-Scholes fair value of each option granted was $4.13. In May 2011, MSC issued 10,000 shares of restricted stock, which will vest over three years, to the Chief Executive Officer (“CEO”) for achievement of certain financial goals. In March 2012, the Company granted 200,000 stock options, with a Black-Scholes fair value of $4.24 per option, to members of management and issued 5,900 shares of restricted stock, which will vest over one year, to certain members of management who elected to receive restricted stock in lieu of their annual compensation increase. In May 2012, MSC issued 10,000 shares of restricted stock, which will vest over three years, to the CEO for achievement of certain financial goals.

(13)	Segments. MSC operates in one segment based on how the Chief Operating Decision Maker views its business for evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers, rubber and other coated materials used to manage noise and vibration. The coated metal material-based solutions include painted, electrogalvanized (“EG”), rubber and film coatings that provide protective, decorative and functional performance. The coatings are applied to coiled metal of various widths and thicknesses. MSC’s material-based solutions are designed to meet specific customer requirements for the automotive, appliance, building products, lighting and electronics markets. The Company uses a significant level of shared assets and personnel across each of its product categories. It is common for a single end-use customer to purchase products from several different product categories.

Each of our production facilities houses one or more principal production lines. These lines are used to transform the coils of metal into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are to be bonded to the metal coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the metal and method used to bond them. Various coatings and/or films are applied by running the uncoiled metal ribbon through a paint bath and baking it onto the metal in high temperature ovens. Our proprietary Quiet Steel is produced by bonding two metal coils together with highly engineered viscoelastic core materials. Zinc and zinc-nickel corrosion protections are applied by running the steel through electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge, Ohio facility. For some products, principally brakes, the Company will stamp the coated metal into individual parts for the customer.

We use a significant level of shared assets, and share resources for sales, general and administrative expense, and management across each of our product categories. It is common for a single end-use customer to purchase products from several different product categories as well as from different plants. Capital projects—whether for cost savings or generating incremental revenue—are evaluated individually based on estimated economic returns (e.g., net present value, return on investment), not based on related product line or geographic location. We use a centralized functional management structure, and share administration and production resources, to deliver individual products that, together, provide solutions to our customers. Disaggregated financial information for individual product lines is limited to top-line revenues.

	Three Months Ended August 31,				Six Months Ended August 31,
	2012		2011		2012		2011
($ in thousands)	$	%	$	%	$	%	$	%
Acoustical	19,360	65	17,247	50	39,283	61	34,866	49
Coated	10,567	35	17,170	50	25,478	39	35,587	51

Total Net Sales	$29,927	100%	$34,417	100%	$64,761	100%	$70,453	100%

Net sales of our domestic and foreign units are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

	Three Months Ended August 31,		Six Months Ended August 31,
($ in thousands)	2012	2011	2012	2011
Domestic Net Sales	$26,228	$30,242	$56,752	$62,394
Foreign Net Sales	3,699	4,175	8,009	8,059

Total Net Sales	$29,927	$34,417	$64,761	$70,453

(14)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental reserves were approximately $1.2 million as of August 31, 2012, and $1.2 million as of February 29, 2012. Management does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, given the reserves recorded as of August 31, 2012, and, where applicable, taking into account contributions from other potentially responsible parties. There are, however, a number of uncertainties. These include, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that could affect the Company’s exposure.

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

(15)	Restructuring. During the fourth quarter of fiscal 2012, MSC executed a restructuring plan that eliminated eight production and two SG&A positions at our German subsidiary, recognizing approximately $0.3 million in employee termination benefit and related expenses. During the second quarter of fiscal 2012, the Company recognized severance expense of $0.3 million for employee termination benefits. All of these benefits were fully paid as of the end of the second quarter of fiscal 2013.

The year-to-date activity in the restructuring reserve is presented in the chart below:

(in thousands)
Restructuring Reserve as of February 29, 2012	$235
Restructuring Expenses Recorded During Fiscal 2013	—
Cash Payments and Other Adjustments	(235)

Restructuring Reserve as of August 31, 2012	$—

(16)	Sale of Elk Grove Village Building. In April 2011, after receiving authorization from the Board of Directors, management committed to a plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois (the “Facility”). This building houses our corporate offices and housed our coil coating assets before they were sold in April 2010.

On July 23, 2012, MSC began leasing a portion of the Facility to Main Steel Polishing Company, Inc. The lease includes approximately 240,000 square feet of the 280,000 square foot Facility. MSC entered into this lease to enhance the attractiveness of the Facility to potential buyers.

On August 31, 2012, MSC sold the Facility to Torburn Partners, Inc. (“Torburn”) for cash. The net proceeds from the sale were approximately $9.2 million, which reflects all selling costs and the executory costs related to the lease discussed above. The Company recognized a gain of approximately $3.2 million on the sale. MSC will report a tax loss on the sale of approximately $5.4 million on the fiscal 2013 tax return. The Company expects to realize future cash tax savings of approximately $1.8 million due to the tax loss.

MSC entered into a four-year lease with Torburn under which MSC continues to occupy approximately 35,000 square feet of office space in the Facility to house its corporate and domestic operations.

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

Executive Summary

Material Sciences Corporation and its subsidiaries (the “Company,” “MSC,” “we,” “our” or “us”) design, manufacture and market material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers, rubber and other coated materials used to manage noise and vibration. The coated metal material-based solutions include painted, electrogalvanized (“EG”), rubber and film coatings that provide protective, decorative and functional performance. The coatings are applied to coiled metal of various widths and thicknesses. MSC’s material-based solutions are designed to meet specific customer requirements for the automotive, appliance, building products, lighting and electronics markets. The Company uses a significant level of shared assets and personnel across each of its product categories. It is common for a single end-use customer to purchase products from several different product categories.

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

Although MSC has engaged in significant sales of production assets in recent years, this is unlikely to continue. We will consider selling non-core assets if the circumstances are appropriate. As discussed in Note 16 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, we sold the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois in the second quarter of fiscal 2013.

Results of Operations

Here is a summary of our consolidated financial performance:

	Three Months Ended August 31,			Six Months Ended August 31,
($ in thousands)	2012	2011	% Variance	2012	2011	% Variance
Net Sales	$29,927	$34,417	(13.0)%	$64,761	$70,453	(8.1)%

Gross Profit	$6,553	$7,651	(14.4)%	$15,108	$17,173	(12.0)%
% of Net Sales	21.9%	22.2%		23.3%	24.4%

Selling, General and Administrative	$4,985	$4,726	5.5%	$10,443	$10,276	1.6%
% of Net Sales	16.7%	13.7%		16.1%	14.6%

Sales

($ in thousands)	Net Sales for the Three Months Ended August 31,
Application	2012	2011	$ Variance	% Variance
Acoustical	$19,360	$17,247	$2,113	12.3%
Coated	10,567	17,170	(6,603)	(38.5)%

Total	$29,927	$34,417	($4,490)	(13.0)%

($ in thousands)	Net Sales for the Six Months Ended August 31,
Application	2012	2011	$ Variance	% Variance
Acoustical	$39,283	$34,866	$4,417	12.7%
Coated	25,478	35,587	(10,109)	(28.4)%

Total	$64,761	$70,453	($5,692)	(8.1)%

Comparison of Results of Operations for the Three Months Ended August 31, 2012 and 2011

Sales in the quarter ended August 31, 2012, decreased $4.5 million from the prior fiscal year quarter.

Acoustical sales increased $2.1 million versus the prior year quarter. Brake sales were up due to higher aftermarket brake sales in both the North American and Asian markets and higher sales of original equipment (“OE”) brakes in North America, offset by lower sales of original equipment and aftermarket brake products in Europe due to the economic crisis there. Body panel Quiet Steel® sales for the second quarter of fiscal year 2013 were up due to stronger sales to Chrysler as a result of increased vehicle builds. Sales of engine-related products increased due to higher OE automotive demand offset by lower Class 8 truck builds. Other acoustical sales, primarily serving the disk drive markets, declined slightly.

Sales of coated metal products declined $6.6 million. Sales of EG material declined $4.4 million, primarily because substantially all of the prior year’s opportunistic shipments to our steel mill customers did not repeat in the current year period. Fuel tank sales declined $1.6 million primarily due to lower shipments to Ford as they continued their conversion of certain vehicles to plastic fuel tanks.

Gross Profit

Second quarter gross profit for fiscal 2013 was $6.6 million, or 21.9% of net sales, compared to $7.7 million, or 22.2% of net sales, for the second quarter of fiscal year 2012. The decline resulted from several factors. The most significant cause was our lower sales and corresponding reduced facility utilization. Scrap sales declined due to lower production volumes and market prices for scrap. Last, we experienced unfavorable plant operating performance due to higher unscheduled production downtime and yield losses that were partly the result of new product development efforts. These factors were partially offset by favorable fixed overhead expenses and lower raw material prices.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three months ended August 31, 2012, were $5.0 million, or 16.7% of net sales, compared with $4.7 million, or 13.7% of net sales, in the same period last year. SG&A expenses in the second quarter of fiscal 2013 were higher by $0.3 million due to higher director stock incentive expense—based on stock price—and higher product development costs, partially offset by lower facility, recruiting and management incentive expenses.

Gain on Sale of Assets and Restructuring Expenses

On August 31, 2012, MSC sold the Elk Grove Village Plant #7 to Torburn Partners, Inc. for cash. The net proceeds from the sale were approximately $9.2 million. The Company recognized a gain of approximately $3.2 million on the sale. Restructuring expenses of $0.3 million in the three months ended August 31, 2011, did not repeat in the current year period.

Total Other Income, Net

Total other income, net was $0.4 million for both the three months ended August 31, 2012, and August 31, 2011. Increases in rent due to the addition of the Main Steel lease were offset by decreases in foreign exchange and joint venture income. Total other income, net includes rental income of $0.3 million. That income was from leases in our Elk Grove Village Plant #7, which had operating expenses of $0.4 million (including depreciation of $0.2 million) recorded in SG&A during the three months ended August 31, 2012.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as, past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. The Company had a valuation allowance on its U.S. and German deferred tax assets as of August 31, 2011. However, there is only a small valuation allowance at August 31, 2012, for certain state net operating losses.

The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $1.1 million at August, 31 2012, will significantly change during the next 12 months. The estimated range is a decrease of zero to $0.7 million.

For the three months ended August 31, 2012, MSC’s effective income tax rate for continuing operations was an expense of 37.1% compared with a benefit of 0.2% in the same period last year. The low rate in the period ended August 31, 2011 is due to the utilization of deferred tax assets—principally AMT credits—while having a valuation allowance in place on deferred tax assets.

Comparison of Results of Operations for the Six Months Ended August 31, 2012 and 2011

Sales in the six months ended August 31, 2012, decreased $5.7 million from the prior fiscal year period.

Acoustical sales increased $4.4 million versus the prior year period. Brake sales were up due to higher brake sales in both the North American and Asian markets, offset by lower sales of brake products in Europe due to the economic crisis there. Body panel Quiet Steel sales for the first six months of fiscal year 2013 increased due to stronger shipments to Chrysler and Ford as a result of increased vehicle builds. Sales of engine-related products increased due to higher OE automotive and Class 8 truck builds. Other acoustical sales, primarily serving the disk drive and HVAC markets, declined slightly.

Sales of coated metal products declined $10.1 million. Sales of EG material declined $7.2 million, primarily because a significant portion of the prior year’s opportunistic shipments to our steel mill customers did not repeat in the current year period. Fuel tank sales declined $1.6 million primarily due to lower shipments to Ford as they continued their conversion of certain vehicles to plastic fuel tanks. Other coated sales declined slightly due to overall lower demand. Returns and allowances (a component of net sales) decreased by $0.8 million mainly due to lower scrap sales.

Gross Profit

Gross profit for the six months ended August 31, 2012, was $15.1 million, or 23.3% of net sales, compared to $17.2 million, or 24.4% of net sales, for the same period in fiscal year 2012. The decline of $2.1 million resulted from several factors. The most significant cause was our lower sales and corresponding reduced facility utilization. Scrap sales declined due to lower production volumes and market prices for scrap. Last, we experienced unfavorable plant operating performance due to higher unscheduled production downtime and yield losses that were partly the result of new product development efforts. These factors were partially offset by lower raw material prices.

Selling, General and Administrative Expenses

SG&A expenses were $10.4 million, or 16.1% of net sales, for the six months ended August 31, 2012, compared to $10.3 million, 14.6% of net sales, in the same period last year. The increase was principally due to higher employee-related expenses from higher staffing levels in sales and marketing, higher product development costs and higher director stock incentive expenses—based on stock price—partially offset by lower facility, recruiting and management incentive expenses.

Gain on Sale of Assets and Restructuring Expenses

On August 31, 2012, MSC sold the Elk Grove Village Plant #7 to Torburn Partners, Inc. for cash. The net proceeds from the sale were approximately $9.2 million. The Company recognized a gain of approximately $3.2 million on the sale. Restructuring expenses of $0.3 million in the six months ended August 31, 2011, did not repeat in the current year period.

Total Other Income, Net

Total other income, net for the six months ended August 31, 2012, was $0.7 million compared with $0.9 million in the same period of fiscal 2012. The decrease was primarily due to lower income from our joint venture investment in Tekno and foreign exchange losses. The decrease was partially offset by higher rental income due to the Main Steel lease in our Elk Grove Village Plant #7. Total other income, net includes rental income of $0.6 million. That income was for leases in our Elk Grove Village Plant #7, which had operating expenses of $0.6 million (including depreciation of $0.3 million) recorded in SG&A during the six months ended August 31, 2012.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as, past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. The Company had a valuation allowance on its U.S. and German deferred tax assets as of August 31, 2011. However, there is only a small valuation allowance at August 31, 2012, for certain state net operating losses.

The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $1.1 million at August 31, 2012, will significantly change during the next 12 months. The estimated range is a decrease of zero to $0.7 million.

For the six months ended August 31, 2012, MSC’s effective income tax rate for continuing operations was an expense of 36.4%, compared with an expense of 3.5% in the same period last year. The low rate in the period ended August 31, 2012 is due to the utilization of deferred tax assets—principally AMT credits—while having a valuation allowance in place on deferred tax assets.

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

During the first six months of fiscal 2013, we generated $3.9 million of cash from operating activities compared with $8.2 million during the first six months of last fiscal year. The decrease was primarily because:

•	Cash generated from accounts receivable activities in the current year period is $3.2 million less than in the same prior year period for two reasons;

•	Fiscal 2012 included a $2.4 million payment from a significant customer that was delayed from fiscal 2011; this was not repeated in fiscal 2013.

•	Our accounts receivable included an increasing proportion of customers with longer payment terms.

•

Cash used for inventories, accounts payable and accrued expenses was $2.1 million lower in the first six months of fiscal 2013 than in the same prior year period due to normal changes in operating activities

•	Net income after adjustment for noncash items decreased $1.7 million from the prior year.

•	Income tax receivable increased $1.5 million due to the estimated tax savings from the tax loss on the sale of the Plant 7 facility

In the first six months of fiscal 2013, we invested $2.1 million in capital improvement projects, compared with $2.9 million in the same period last year. The decrease was primarily attributable to additional investments in the prior year for production equipment at our Elk Grove Village, Illinois Plant #2 and Walbridge, Ohio facilities to broaden our production capabilities and improve efficiency.

In the first six months of fiscal 2013, we invested $2.0 million repurchasing our common stock.

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of August 31, 2012) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other Company assets—including inventory, equipment, real property and intellectual property—reduced by outstanding letters of credit. The Line has a minimum availability covenant of $2.5 million. The Line expires on May 13, 2013.

Due to the borrowing base limitations and outstanding letters of credit of $1.1 million, the net amount available for borrowing at August 31, 2012, was $3.9 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of August 31, 2012, nor were any amounts borrowed during the six months ended August 31, 2012, or August 31, 2011.

Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011, and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 246,807 shares under the September 2011 authorization during the six months ended August 31, 2012. At August 31, 2012, there were 401,057 shares available for purchase under the September 2011 authorization and 1 million shares available for purchase under the September 2012 authorization.

MSC is party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental reserves were approximately $1.2 million at August 31, 2012, and February 29, 2012. Refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements entitled “Commitments and Contingencies” for additional information.

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

Changes in internal control over financial reporting. During the quarter ended August 31, 2012, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The required certifications of our principal executive and financial officers are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures in this Item 4 contain information on the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, these should be read in conjunction with Item 9A of the Company’s 2012 Annual Report on Form 10-K filed with the SEC on May 4, 2012.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2012

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 188,912 shares under the September 2011 authorization during the three months ended August 31, 2012. At August 31, 2012, there were 401,057 shares available for purchase under the September 2011 authorization.

On October 10, 2011, the Company entered into a written trading plan to purchase up to 1 million shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan expired on July 16, 2012, when it was replaced by a new plan to purchase up to 551,853 shares. The new plan will expire on February 15, 2013, or when 551,853 shares have been repurchased, whichever occurs first.

The following table shows the repurchases of common stock made by the Company during the fiscal quarter ended August 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
June 1–30, 2012	38,116	$8.01	38,116	551,853
July1–31, 2012	56,160	$8.14	56,160	495,693
August 1–31, 2012	94,636	$8.37	94,636	401,057

Total	188,912	$8.23	188,912

(1)	All of the shares repurchased during the fiscal quarter ended August 31, 2012, were bought under open market stock repurchase programs (Rule 10b5-1 plans) which were previously announced on October 10, 2011, and July 17, 2012, and which terminated or will terminate on July 16, 2012, and February 15, 2013, respectively

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of October 2012.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas

Clifford D. Nastas
Chief Executive Officer

By:	/s/ James D. Pawlak

James D. Pawlak
Vice President, Chief Financial
Officer, Corporate Controller and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2012

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1	Lease between Material Sciences Corporation as Landlord and Main Steel Polishing Company, Inc. as Tenant dated July 23, 2012. Certain exhibits and schedules to this Exhibit 10.1 have not been filed. Upon request, the registrant will furnish supplementally to the SEC a copy of any omitted exhibits or schedules.

10.2	Purchase and Sale Agreement between Material Sciences Corporation as Seller and Torburn Partners, Inc. as Purchaser dated July 31, 2012. Certain exhibits and schedules to this Exhibit 10.2 have not been filed. Upon request, the registrant will furnish supplementally to the SEC a copy of any omitted exhibits or schedules.

10.3	Lease between Torburn Partners, Inc. as Landlord and Material Sciences Corporation as Tenant dated July 31, 2012. Certain exhibits and schedules to this Exhibit 10.3 have not been filed. Upon request, the registrant will furnish supplementally to the SEC a copy of any omitted exhibits or schedules.

10.4	Form of Material Sciences corporation Restricted Stock Award Agreement for awards granted to non-employee directors on or after September 1, 2012, under the Material Sciences Corporation 2012 Incentive Compensation Plan.

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	The following data from the Material Sciences Corporation Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, formatted in eXtensible Business Reporting Language (XBRL®): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the related notes. (1)

(1)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.