Form 10-Q
period 2012-11-30
MATERIAL SCIENCES CORP
filed 2013-01-14
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of January 7, 2013, there were 10,187,759 outstanding shares of common stock, $0.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Condensed financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended November 30,		Nine Months Ended November 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net Sales	$30,387	$34,009	$95,148	$104,462
Cost of Sales	23,149	24,702	72,802	77,982

Gross Profit	7,238	9,307	22,346	26,480
Selling, General and Administrative Expenses	4,949	5,614	15,392	15,890
Gain on Sale of Assets	—	—	3,216	—
Restructuring Expenses	—	—	—	345

Income from Operations	2,289	3,693	10,170	10,245

Other Income, Net:
Interest Income, Net	4	3	10	35
Equity in Results of Joint Venture	89	198	204	461
Rental Income	6	283	635	827
Other, Net	8	(23)	(26)	21

Total Other Income, Net	107	461	823	1,344

Income from Operations Before Provision for Income Taxes	2,396	4,154	10,993	11,589
Provision for Income Taxes	225	428	3,351	685

Net Income	$2,171	$3,726	$7,642	$10,904

Basic Net Income Per Share	$0.21	$0.35	$0.74	$0.94

Diluted Net Income Per Share	$0.21	$0.34	$0.73	$0.93

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income Per Share	10,213	10,786	10,334	11,605
Dilutive Shares	134	87	123	91

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	10,347	10,873	10,457	11,696

Outstanding Common Stock Options Having No Dilutive Effect	207	339	416	324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Net Income	$2,171	$3,726	$7,642	$10,904
Other Comprehensive Income:
Foreign Currency Translation	322	99	(714)	437
Pension/Postretirement Adjustments, Net of Benefit for Income Taxes of $72, $0, $215 and $0, Respectively	116	(832)	348	(190)

Comprehensive Income	$2,609	$2,993	$7,276	$11,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

	November 30,	February 29,
(In thousands)	2012	2012
	(unaudited)	(audited)
Assets:
Current Assets:
Cash and Cash Equivalents	$36,094	$28,201
Receivables, Less Reserves and Allowances of $495 and $696, Respectively	20,322	20,136
Income Taxes Receivable	1,482	141
Prepaid Expenses	790	674
Inventories	23,933	20,758
Short Term Deferred Tax Assets	3,590	4,313

Total Current Assets	86,211	74,223

Property, Plant and Equipment	118,779	127,952
Accumulated Depreciation	(90,274)	(93,217)

Net Property, Plant and Equipment	28,505	34,735

Other Assets:
Investment in Joint Venture	2,787	2,955
Long Term Deferred Tax Assets	9,942	13,024
Other	146	159

Total Other Assets	12,875	16,138

Total Assets	$127,591	$125,096

Liabilities:
Current Liabilities:
Accounts Payable	$13,007	$13,364
Accrued Payroll Related Expenses	2,982	3,113
Accrued Expenses	5,131	5,289

Total Current Liabilities	21,120	21,766

Long-Term Liabilities:
Pension and Postretirement Liabilities	7,200	8,500
Long-Term Incentives	3,163	3,420
Other	2,720	3,430

Total Long-Term Liabilities	13,083	15,350

Commitments and Contingencies	—	—

Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	381	381
Additional Paid-In Capital	80,904	80,440
Treasury Stock at Cost	(76,756)	(74,423)
Retained Earnings	91,695	84,052
Accumulated Other Comprehensive Income (Loss)	(2,836)	(2,470)

Total Shareowners’ Equity	93,388	87,980

Total Liabilities and Equity	$127,591	$125,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Nine Months Ended
	November 30,
(In thousands)	2012	2011
Cash Flows From:
Operating Activities:
Net Income	$7,642	$10,904
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Amortization and Accretion	3,546	3,679
Equity in Results of Joint Venture	(204)	(461)
Deferred Income Taxes	3,462	—
Gain on Sales of Assets	(3,216)	—
Compensatory Effect of Stock Plans	460	221
Other, Net	—	(48)
Changes in Assets and Liabilities:
Receivables	(391)	4,451
Income Taxes Receivable	(1,341)	295
Prepaid Expenses	(112)	(411)
Inventories	(3,254)	(1,883)
Accounts Payable	(273)	(2,213)
Accrued Expenses	(90)	158
Other, Net	(1,705)	242

Net Cash Provided by Operating Activities	4,524	14,934

Investing Activities:
Capital Expenditures	(3,465)	(5,457)
Proceeds from Sale of Assets	9,180	—

Net Cash Provided by (Used In) Investing Activities	5,715	(5,457)

Financing Activities:
Purchases of Treasury Stock	(2,333)	(16,879)
Issuance of Common Stock	4	135

Net Cash Used in Financing Activities	(2,329)	(16,744)

Effect of Exchange Rate Changes on Cash	(17)	(51)

Net Increase (Decrease) in Cash and Cash Equivalents	7,893	(7,318)
Cash and Cash Equivalents at Beginning of Period	28,201	35,629

Cash and Cash Equivalents at End of Period	$36,094	$28,311

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$797	$1,410
Treasury Stock Purchases in Accrued Liabilities at Period-End	$—	$6

Supplemental Cash Flow Disclosures:
Interest Paid	$24	$27
Income Taxes Paid (Refunded), Net	$1,818	$326

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The financial information as of November 30, 2012, and for the three and nine months ended November 30, 2012 and 2011, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation and Subsidiaries (the “Company,” “we,” “our,” “us” or “MSC”), the information reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission on May 4, 2012, for the fiscal year ended February 29, 2012. Reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2012 presentation—“Equity in Results of Joint Venture” was reclassified from “Other, Net” on the Condensed Consolidated Statements of Cash Flows and “Long-Term Incentives” was reclassified from “Other” within the Long-Term Liabilities section of the Condensed Consolidated Balance Sheets.

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $89,000 and $204,000 for the three and nine months ended November 30, 2012, respectively, compared with $198,000 and $461,000 for the three and nine months ended November 30, 2011.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $0.02 Par Value; 40,000,000 Shares Authorized; 19,053,051 Shares Issued and 10,187,205 Shares Outstanding as of November 30, 2012, and 19,030,983 Shares Issued and 10,470,199 Shares Outstanding as of February 29, 2012.

(4)	Treasury Stock. Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011 and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 283,388 shares under the September 2011 authorization during the nine months ended November 30, 2012. At November 30, 2012, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 available for purchase under the September 2012 authorization.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 29, 2012	8,540,784	$74,423	$8.71
Repurchases During the Nine Months Ended November 30, 2012	283,388	2,333	$8.23

Treasury Stock as of November 30, 2012	8,824,172	$76,756	$8.70

On October 10, 2011, the Company entered into a written trading plan to purchase up to 1,000,000 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan expired on July 16, 2012, when it was replaced by a new plan to purchase up to 551,853 shares. The new plan will expire on February 15, 2013, or when 551,853 shares have been repurchased, whichever occurs first. During the nine months ended November 30, 2012, MSC purchased 96,011 shares under the October 2011 plan and 187,377 under the July 2012 plan.

(5)	Commodity Contracts. MSC is exposed to certain risks related to ongoing business operations. We use derivative instruments with the objective of managing our financial and operational exposure arising from these risks: primarily commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in our manufacturing processes. MSC maintains a commodity forward purchase policy. This seeks to ensure that, at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When MSC enters into these contracts, it applies the Normal Purchase/Normal Sale election, which excludes the contracts from being accounted for as derivative instruments at fair value for as long as they qualify for the election.

At November 30, 2012, the Company did not have any commodity contracts that we accounted for at fair value.

(6)	Indebtedness. The Company has a $7.5 million credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of November 30, 2012) or Libor plus 1.50%, at the Company’s discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company—including inventory, equipment, real property and intellectual property—reduced by outstanding letters of credit. The Line expires on May 13, 2013.

Due to the borrowing base limitations and outstanding letters of credit of $1.1 million, the net amount available for borrowing at November 30, 2012, was $3.9 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line at either November 30, 2012, or February 29, 2012, nor were any amounts borrowed during the nine months ended November 30, 2012, or November 30, 2011.

(7)	Inventory. Inventories consist of the following:

(in thousands)	November 30, 2012	February 29, 2012
Raw Materials	$10,173	$9,019
Finished Goods	13,760	11,739

Total Inventories	$23,933	$20,758

(8)	Long-Term Incentives. Long-Term Incentives consist of the following:

(in thousands)	November 30, 2012	February 29, 2012
Long-Term Incentives	$508	$822
Phantom Stock Liability	2,655	2,598

Total Long-Term incentives	$3,163	$3,420

Long-Term Incentives consist of deferred bonuses expected to be earned by certain members of management, based on the achievement of multi-year financial goals.

Phantom Stock Liability represents the value of long-term phantom stock units held by members of the Board of Directors. The units were awarded each quarter from June 2004 through June 2012 and are redeemed in cash after five years at the average of the closing prices of our stock for the preceding 30 trading days. The liability is adjusted to the current market value of our stock each quarter.

We also carry a current liability of $1.4 million for the current portion of the management deferred bonuses, and a current liability of $0.2 million (at the November 30, 2012 market value) for phantom stock units which will be redeemed within one year. These liabilities are included in Accrued Expenses within Current Liabilities

(9)	Significant Customers. Due to the concentration in the automotive industry, management believes that sales to individual automotive customers—both Tier 1 and Tier 2 (including US Steel)—are significant. The following table shows sales to the Company’s major customers as a percentage of consolidated net sales for the three and nine months ended November 30, 2012 and 2011.

	% of Consolidated Net Sales for the Three Months Ended November 30,		% of Consolidated Net Sales for the Nine Months Ended November 30,
Customer	2012	2011	2012	2011
Chrysler	21%	17%	21%	16%
US Steel	17%	18%	16%	22%
Ford	5%	14%	8%	12%

The following table shows gross accounts receivable from the significant customers as a percentage of total consolidated gross accounts receivable as of November 30, 2012, and February 29, 2012.

	% of Consolidated Gross Accounts Receivable
Customer	November 30, 2012	February 29, 2012
Chrysler	19%	18%
US Steel	9%	12%
Ford	5%	15%

(10)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. At November 30, 2012, MSC had valuation allowances relating to certain state net operating losses.

The Company does not anticipate that the total amount of unrecognized tax benefits of $0.6 million at November 30, 2012, will significantly change during the next 12 months.

For the three and nine months ended November 30, 2012, MSC’s effective income tax rate for continuing operations was an expense of 9.4% and 30.5%, respectively, compared with an expense of 10.3% and 5.9%, respectively in the same periods last year. The low rates in the periods ended November 30, 2011, are due to the utilization of deferred tax assets—principally AMT credits—while having a valuation allowance on the related deferred tax assets. The rate in the three months ended November 30, 2012, is lower than in the first two quarters of fiscal 2013 primarily due to the recognition of previously unrecognized tax benefits, as well as adjustments from finalizing the computation of the income tax liability for the year ended February 29, 2012. We were able to recognize the previously unrecognized tax benefits because the tax years in which they were generated are no longer subject to audit.

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

	Pension Benefits		Other Benefits
(in thousands)	Three Months Ended November 30,
	2012	2011	2012	2011
Service Cost	$—	$—	$6	$5
Interest Cost	146	174	19	21
Amortization of Unrecognized Prior Service Cost	—	—	(69)	(69)
Expected Return on Plan Assets	(143)	(124)	—	—
Amortization of Net Loss	164	120	49	47

Total Net Periodic Benefit Cost	$167	$170	$5	$4

	Pension Benefits		Other Benefits
(in thousands)	Nine Months Ended November 30,
	2012	2011	2012	2011
Service Cost	$—	$—	$17	$15
Interest Cost	437	508	58	64
Amortization of Unrecognized Prior Service Cost	—	—	(207)	(207)
Expected Return on Plan Assets	(428)	(433)	—	—
Amortization of Net Loss	491	323	147	141

Total Net Periodic Benefit Cost	500	$398	$15	$13

MSC previously disclosed in the Notes to its financial statements for the year ended February 29, 2012, that it expected to contribute $1.5 million toward its qualified and nonqualified defined benefit pension plans and $0.1 million toward its other post-retirement benefit plans other than pension plans in fiscal 2012. As of November 30, 2012, $1.1 million of contributions/payments have been made toward the pension plans and less than $0.2 million of net contributions/payments have been made to the other post-retirement plans; the increase in payments to other post-retirement plans is due to higher than usual health-care claim activity in fiscal 2013.

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

The Director Plan was adopted by the Board, effective March 1, 2005. The plan provides for phantom stock units (payable only in cash) to be granted to each non-employee director on March 1, June 1, September 1 and December 1 of each fiscal year. Each unit represents the number of shares of our common stock equal to the quotient of $8,500 divided by the closing sale price of our common stock on the day preceding the grant date. The units vest immediately and are redeemable upon the earlier of (1) five years from the date of grant or (2) such director ceasing to be a member of the Board of Directors for certain reasons. Upon redemption, the director receives a cash amount equal to the number of shares of common stock represented by the unit multiplied by the average of the closing sales price of one share of our common stock for the 30 preceding trading days plus the amount of dividends declared on one share of our common stock since the date of grant. The liabilities for the cash redemptions are carried in Accrued Expenses and Long-Term Incentives, depending on the timing of the redemptions. The Director Plan was replaced in the second quarter of fiscal 2013 by the 2012 Plan, which was in effect beginning September 1, 2012. It is anticipated that, going forward, non-employee directors will receive restricted stock grants issued under the 2012 Plan instead of phantom stock units issued under the Director Plan. The quantity of restricted stock granted each quarter to non-employee directors will be computed in the same fashion. On September 1, 2012, each director was granted 959 restricted shares under the 2012 Plan.

MSC also has one inactive equity award plan: The Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made. There were 6,779 stock options outstanding and exercisable under this plan at November 30, 2012.

In March 2011, the Company granted 200,000 stock options to members of management. The Black-Scholes fair value of each option granted was $4.13. In May 2011, MSC issued 10,000 shares of restricted stock, which will vest over three years, to the Chief Executive Officer (“CEO”) for achievement of certain financial goals. In March 2012, the Company granted 200,000 stock options, with a Black-Scholes fair value of $4.24 per option, to members of management and issued 5,900 shares of restricted stock, which will vest over one year, to certain members of management who elected to receive restricted stock in lieu of their annual compensation increase. In May 2012, MSC issued 10,000 shares of restricted stock, which will vest over three years, to the CEO for achievement of certain financial goals. There were 688,138 stock options outstanding, of which 113,138 were exercisable, at November 30, 2012.

(13)	Segments. MSC operates in one segment based on how the Chief Operating Decision Maker views its business for evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers, rubber and other coated materials used to manage noise and vibration. The coated metal material-based solutions include painted, electrogalvanized (“EG”), rubber and film coatings that provide protective, decorative and functional performance. The coatings are applied to coiled metal of various widths and thicknesses. MSC’s material-based solutions are designed to meet specific customer requirements for the transportation, appliance, building products, lighting and electronics markets. The Company uses a significant level of shared assets and personnel across each of its product categories. It is common for a single end-use customer to purchase products from several different product categories.

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

	Three Months Ended November 30,				Nine Months Ended November 30,
	2012		2011		2012		2011
($ in thousands)	$	%	$	%	$	%	$	%
Acoustical	18,909	62	16,524	49	58,192	61	51,390	49
Coated	11,478	38	17,485	51	36,956	39	53,072	51

Total Net Sales	$30,387	100%	$34,009	100%	$95,148	100%	$104,462	100%

Net sales of our domestic and foreign units are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

($ in thousands)	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Domestic Net Sales	$26,504	$30,286	$83,256	$92,680
Foreign Net Sales	3,883	3,723	11,892	11,782

Total Net Sales	$30,387	$34,009	$95,148	$104,462

(14)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental reserves were approximately $1.2 million as of November 30, 2012, and $1.2 million as of February 29, 2012. Management does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, given the reserves recorded as of November 30, 2012, and, where applicable, taking into account contributions from other potentially responsible parties. There are, however, a number of uncertainties. These include, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that could affect the Company’s exposure.

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

(15)	Restructuring. During the fourth quarter of fiscal 2012, MSC executed a restructuring plan at our German subsidiary, recognizing approximately $0.3 million in employee termination benefit and related expenses. During the second quarter of fiscal 2012, the Company recognized severance expense of $0.3 million for employee termination benefits. All of these benefits were fully paid as of the end of the second quarter of fiscal 2013.

The year-to-date activity in the restructuring reserve is presented in the chart below:

(in thousands)
Restructuring Reserve as of February 29, 2012	$235
Restructuring Expenses Recorded During Fiscal 2013	—
Cash Payments and Other Adjustments	(235)

Restructuring Reserve as of November 30, 2012	$—

(16)	Sale of Elk Grove Village Building. In April 2011, after receiving authorization from the Board of Directors, management committed to a plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois (the “Facility”). This building houses our corporate offices and housed our coil coating assets before they were sold in April 2010.

On July 23, 2012, MSC began leasing a portion of the Facility to Main Steel Polishing Company, Inc. The lease includes approximately 240,000 square feet of the 280,000 square foot Facility. MSC entered into this lease to enhance the attractiveness of the Facility to potential buyers.

On August 31, 2012, MSC sold the Facility to Torburn Partners, Inc. (“Torburn”) for cash. The net proceeds from the sale were approximately $9.2 million, which reflects all selling costs and the executory costs related to the lease discussed above. The Company recognized a gain of approximately $3.2 million on the sale. MSC will report a tax loss on the sale of approximately $5.4 million on the fiscal 2013 tax return. The Company expects to realize cash tax savings of approximately $1.8 million due to the tax loss.

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

We continue our efforts to expand existing customer relationships in Asia through our sales offices in Korea, Malaysia and China, and have an ongoing relationship with Hae Won Steel in Korea and Federal Iron Works in Malaysia for the production of our products.

As a part of our strategic planning process, management evaluates the strategic position, growth and economic value potential of our businesses with the objective of creating additional value for our shareholders. This planning process includes a review of organic growth opportunities, potential sales of assets, acquisitions of products or businesses, strategic partnerships, and optimum capital allocation.

Although MSC has engaged in the sale of production and real estate assets in recent years, this is unlikely to continue. We will consider selling non-core assets if the circumstances are appropriate. As discussed in Note 16 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, we sold the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois in the second quarter of fiscal 2013.

Results of Operations

Here is a summary of our consolidated financial performance:

	Three Months Ended November 30,			Nine Months Ended November 30,
($ in thousands)	2012	2011	% Variance	2012	2011	% Variance
Net Sales	$30,387	$34,009	(10.6)%	$95,148	$104,462	(8.9)%

Gross Profit	$7,238	$9,307	(22.2)%	$22,346	$26,480	(15.6)%
% of Net Sales	23.8%	27.4%		23.5%	25.3%

Selling, General and Administrative	$4,949	$5,614	(11.9)%	$15,392	$15,890	(3.1)%
% of Net Sales	16.3%	16.5%		16.2%	15.2%

Sales

($ in thousands)	Net Sales for the Three Months Ended November 30,
Application	2012	2011	$ Variance	% Variance
Acoustical	$ 18,909	$ 16,524	$ 2,385	14.4%
Coated	11,478	17,485	(6,007)	(34.4)%

Total	$ 30,387	$ 34,009	($3,622)	(10.7)%

($ in thousands)	Net Sales for the Nine Months Ended November 30,
Application	2012	2011	$ Variance	% Variance
Acoustical	$ 58,192	$ 51,390	$ 6,802	13.2%
Coated	36,956	53,072	(16,116)	(30.4)%

Total	$ 95,148	$ 104,462	($9,314)	(8.9)%

Comparison of Results of Operations for the Three Months Ended November 30, 2012 and 2011

Sales in the quarter ended November 30, 2012, decreased $3.6 million from the prior fiscal year quarter.

Acoustical sales increased $2.4 million versus the prior year quarter. Body panel Quiet Steel® sales for the third quarter of fiscal year 2013 were up $1.4 million due to stronger shipments as a result of increased vehicle builds. Brake sales were up $1.3 million due to higher aftermarket (“AM”) brake sales in both the North American and Asian markets, partially offset by lower sales of original equipment (“OE”) brakes in Europe. Other acoustical sales, net of returns & allowances (which includes scrap sales), declined $0.3 million.

Sales of coated metal products declined $6.0 million. Fuel tank sales declined $3.1 million primarily due to lower shipments to Ford as they continued their conversion of certain vehicles to plastic fuel tanks. Management believes the current sales run rates for EG and fuel tank products are at more normalized levels. Sales of EG material declined $2.8 million, primarily because substantially all of the prior year’s opportunistic shipments to our steel mill customers did not repeat in the current year period. These lower sales were partially offset by a $0.3 million increase in sales of ElectroBrite® product. Other coated sales, net of returns & allowances (which includes scrap sales), declined by $0.4 million.

Gross Profit

Third quarter gross profit for fiscal 2013 was $7.2 million, or 23.8% of net sales, compared with $9.3 million, or 27.4% of net sales, for the third quarter of fiscal year 2012. The decline resulted from several factors. The most significant cause was our lower sales of EG and fuel tank products and the corresponding decline in facility utilization. Scrap sales declined due to lower production volumes and lower market prices for scrap. We also incurred higher quality-related expenses, due in part to new product development efforts on our production lines. These factors were partially offset by lower raw material prices.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three months ended November 30, 2012, were $4.9 million, or 16.3% of net sales, compared with $5.6 million, or 16.5% of net sales, in the same period last year. SG&A expenses in the third quarter of fiscal 2013 were lower by $0.7 million due to lower director stock incentive expense (based on stock price), lower management incentive expenses and lower facility costs, due to the sale of our Elk Grove Village Plant #7, which houses our corporate offices. These were partially offset by higher workers compensation expenses due to legacy claims from a former subsidiary in California and higher salary expenses related to our expanded sales and product development efforts.

Total Other Income, Net

Total other income, net was $0.1 million for the three months ended November 30, 2012, and $0.5 million for the three months ended November 30, 2011. The decrease was principally due to the loss of rental revenue because we sold our Elk Grove Village Plant #7. Joint venture income also decreased from the previous fiscal year’s third quarter due to lower sales in Brazil.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as, past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. At November 30, 2012, MSC had valuation allowances relating to certain state net operating losses.

The Company does not anticipate that the total amount of unrecognized tax benefits of $0.6 million at November 30, 2012, will significantly change during the next 12 months.

For the three months ended November 30, 2012, MSC’s effective income tax rate for continuing operations was an expense of 9.4%, compared with an expense of 10.3% in the same period last year. The low rate in the period ended November 30, 2011, is due to the utilization of deferred tax assets—principally AMT credits—while having a valuation allowance on the related deferred tax assets. The rate in the three months ended November 30, 2012, is lower than in the first two quarters of fiscal 2013 primarily due to the recognition of previously unrecognized tax benefits, as well as adjustments from finalizing the computation of the income tax liability for the year ended February 29, 2012. We were able to recognize the previously unrecognized tax benefits because the tax years in which they were generated are no longer subject to audit.

Comparison of Results of Operations for the Nine Months Ended November 30, 2012 and 2011

Sales in the nine months ended November 30, 2012, decreased $9.3 million from the prior fiscal year period.

Acoustical sales increased $6.8 million versus the prior year period. Brake sales were up $4.2 million due to higher OE and AM brake sales in North American markets and higher AM brake sales in Asian markets, offset by lower sales of brake products in Europe due to the economic conditions there. Body panel Quiet Steel sales for the first nine months of fiscal year 2013 increased $2.7 million due to stronger shipments to Chrysler and Ford as a result of increased vehicle builds. Sales of engine-related products increased $0.8 million mainly due to higher OE automotive shipments. Other acoustical sales, net of returns & allowances (which includes scrap sales), declined $0.9 million

Sales of coated metal products declined $16.1 million. Sales of EG material declined $10.0 million, primarily because a significant portion of the prior year’s opportunistic shipments to our steel mill customers did not repeat in the current year period. Fuel tank sales declined $4.6 million primarily due to lower shipments to Ford as they continued their conversion of certain vehicles to plastic fuel tanks. Other coated sales, net of returns & allowances (which includes scrap sales), declined $1.5 million, mainly due to lower scrap sales.

Gross Profit

Gross profit for the nine months ended November 30, 2012, was $22.3 million, or 23.5% of net sales, compared to $26.5 million, or 25.3% of net sales, for the same period in fiscal year 2012. The decline of $4.1 million resulted from several factors. The most significant cause was our lower sales and corresponding lower facility utilization. Scrap sales declined due to lower production volumes, principally for EG, and lower market prices for scrap. Last, we experienced unfavorable plant operating performance due to higher unscheduled production downtime and yield losses that were partly the result of new product development efforts. These factors were partially offset by lower raw material prices.

Selling, General and Administrative Expenses

SG&A expenses were $15.4 million, or 16.2% of net sales, for the nine months ended November 30, 2012, compared to $15.9 million, or 15.2% of net sales, in the same period last year. The decrease was principally due to lower management incentive expenses, facility costs related to the sale of our Elk Grove Village Plant #7, recruiting expenses, director stock incentive expenses—based on stock price—and professional service expenses, partially offset by higher employee-related expenses from higher staffing levels in sales and product development, and higher workers compensation expenses due to legacy claims from a former subsidiary located in California.

Gain on Sale of Assets and Restructuring Expenses

On August 31, 2012, MSC sold the Elk Grove Village Plant #7 to Torburn Partners, Inc. for cash. The net proceeds from the sale were approximately $9.2 million. The Company recognized a gain of approximately $3.2 million on the sale. Restructuring expenses of $0.3 million in the nine months ended November 30, 2011, did not repeat in the current year period.

Total Other Income, Net

Total other income, net for the nine months ended November 30, 2012, was $0.8 million compared with $1.3 million in the same period of fiscal 2012. The decrease was primarily due to lower income from our joint venture investment in Tekno because of lower sales in Brazil. Rental revenue also decreased due to the sale of our Elk Grove Village Plant #7.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as, past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. At November 30, 2012, MSC had valuation allowances relating to certain state net operating losses.

The Company does not anticipate that the total amount of unrecognized tax benefits of $0.6 million at November 30, 2012, will significantly change during the next 12 months.

For the nine months ended November 30, 2012, MSC’s effective income tax rate for continuing operations was an expense of 30.5% compared with an expense of 5.9% in the same period last year. The low rate in the period ended November 30, 2011, is due to the utilization of deferred tax assets—principally AMT credits—while having a valuation allowance on the related deferred tax assets. The rate in the period ended November 30, 2012, reflects reductions primarily due to the recognition of previously unrecognized tax benefits, as well as adjustments from finalizing the computation of the income tax liability for the year ended February 29, 2012. We were able to recognize the previously unrecognized tax benefits because the tax years in which they were generated are no longer subject to audit.

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

During the first nine months of fiscal 2013, we generated $4.5 million of cash from operating activities compared with $14.9 million during the first nine months of last fiscal year. The decrease was primarily because:

•	Cash generated from accounts receivable activities in the current year period is $4.8 million less than in the same prior year period for two reasons;

•	Fiscal 2012 included a $2.4 million payment from a significant customer that was delayed from fiscal 2011; this was not repeated in fiscal 2013.

•	Our accounts receivable included an increasing proportion of customers with longer payment terms.

•	Net income after adjustment for noncash items decreased $2.6 million from the prior year.

•	Income tax receivable increased $1.6 million principally due to the projected tax savings resulting from the tax loss on the sale of the Plant #7 facility.

•

Cash used for inventories, accounts payable and long-term accruals was $1.3 million higher in the first nine months of fiscal 2013 than in the same prior year period due to normal changes in operating activities. The growth in inventories was driven by a changing product mix that in certain cases requires higher inventory levels. In addition, certain inventory levels were increased at the end of the third quarter in order to pull ahead production schedules due to late December manufacturing shutdowns at our Walbridge and Elk Grove Village facilities.

In the first nine months of fiscal 2013, we invested $3.5 million in capital improvement projects, compared with $5.5 million in the same period last year. The decrease was primarily attributable to additional investments in the prior year for production equipment at our Elk Grove Village, Illinois Plant #2 and Walbridge, Ohio facilities to broaden our production capabilities and improve efficiency.

In the first nine months of fiscal 2013, we invested $2.3 million repurchasing our common stock.

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of November 30, 2012) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other Company assets—including inventory, equipment, real property and intellectual property—reduced by outstanding letters of credit. The Line has a minimum availability covenant of $2.5 million. The Line expires on May 13, 2013.

Due to the borrowing base limitations and outstanding letters of credit of $1.1 million, the net amount available for borrowing at November 30, 2012, was $3.9 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of November 30, 2012, nor were any amounts borrowed during the nine months ended November 30, 2012, or November 30, 2011.

Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011, and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 283,388 shares under the September 2011 authorization during the nine months ended November 30, 2012. At November 30, 2012, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 shares available for purchase under the September 2012 authorization.

MSC is party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental reserves were approximately $1.2 million at November 30, 2012, and February 29, 2012. Refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements entitled “Commitments and Contingencies” for additional information.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the assessment of our sensitivity to market risk since the presentation in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Form 10-K.

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

Changes in internal control over financial reporting. During the quarter ended November 30, 2012, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The required certifications of our principal executive and financial officers are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures in this Item 4 contain information on the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, these should be read in conjunction with Item 9A of the Form 10-K.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2012

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011 and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 283,388 shares under the September 2011 authorization during the nine months ended November 30, 2012. At November 30, 2012, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 available for purchase under the September 2012 authorization.

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

The following table shows the repurchases of common stock made by the Company during the fiscal quarter ended November 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs (1)
September 1-30 2012	1,532	$8.77	1,532	399,525
October 1-31, 2012	9,413	$8.77	9,413	390,112
November 1-30 2012	25,636	$8.76	25,636	364,476

Total	36,581	$8.76	36,581

(1)	All of the shares repurchased during the fiscal quarter ended November 30, 2012, were bought under an open market stock repurchase program (Rule 10b5-1 plan) which was previously announced on July 17, 2012, and which will terminate on February 15, 2013

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of January 2013.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James D. Pawlak
James D. Pawlak
Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2012

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	The following data from the Material Sciences Corporation Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in eXtensible Business Reporting Language (XBRL®): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the related notes. (1)

(1)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.