Form 10-K
period 2013-02-28
MATERIAL SCIENCES CORP
filed 2013-05-06
CIK 755003

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: February 28, 2013 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes                  No         X

The aggregate market value of the voting and non-voting stock of the registrant held by shareowners of the registrant (not including any voting and non-voting stock owned by directors, executive officers or other affiliates of the registrant) was $80,783,339 as of August 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on the NASDAQ on such date).

As of May 2, 2013, the registrant had outstanding 10,198,121 shares of its common stock.

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

•	In South America, we own 51% of the equity and hold 50% of the voting rights in a joint venture partnership with Tekno S.A. (“Tekno”), which manufactures and sells acoustical products.
•	We provide for the production of our acoustical products in Asia through a third party in Malaysia.
•	We have an agreement with a Korean company, Hae Won Steel (“Hae Won”), to produce Quiet Steel® and other laminate products in Korea.
•	We have a subsidiary in China which serves as a trading company for Asia.

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

Acoustical Material-Based Solutions. We believe that we are a leader in the development and manufacturing of continuously processed materials that provide mass-efficient solutions to reduce noise and vibration. Our proprietary Quiet Steel is engineered to meet a variety of needs in the markets we serve. The automotive industry is currently the largest market for our acoustical products. These products are being used to replace solid sheet metal parts and accompanying acoustical treatments, including body panels, floor pans, wheel wells, brake shims, oil pans, valve covers and engine covers. In addition, we supply acoustical products for use in other non-automotive applications for appliances, electronics, and other industrial applications. We produce acoustical products at our Elk Grove Village, Walbridge and Eisenach locations. Acoustical products are also manufactured in Malaysia, in Brazil, through our joint venture partnership with Tekno, and in Korea, through our strategic alliance with Hae Won. Management also believes that our Application Research Center in Michigan and our Application Development Center in Europe provide us with state-of-the-art facilities to accelerate the development of new products and technologies. Acoustical material-based solutions represented approximately 61% of consolidated net sales in fiscal year 2013, approximately 50% in fiscal year 2012 and approximately 53% in fiscal year 2011.

Coated Material-Based Solutions. We continue to be recognized for our research and development and new product and process development activities involving the continuous, high-speed, roll-to-roll coating of metal. Our coated material-based solutions include painted, electrogalvanized (“EG”), rubber and film protective, decorative and functional coatings applied to coiled metal of various widths and thicknesses. Coated metal material-based solutions represented approximately 39% of consolidated net sales in fiscal year 2013, approximately 50% in fiscal year 2012 and approximately 47% in fiscal 2011.

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

Electrogalvanizing is a corrosion-resistant steel coating process used primarily in making automobile and light-truck body skins. We manufacture EG solutions at our Walbridge facility. That facility has the ability to provide a full complement of pure zinc and zinc-nickel plated products, and organic coatings. These products offer corrosion resistance—as well as forming and cosmetic advantages—over competitive products, such as plastic and hot-dip galvanized steel. Most EG customers are suppliers of steel to the United States automobile industry. We believe that Walbridge is the only facility in North America capable of meeting the wide-width EG and paint coating steel demand in a single production pass through its line. In addition, as vehicle manufacturers explore the expanded use of weight-reducing materials in vehicles—such as Quiet Steel, electrogalvanized high-strength steel and pre-treated aluminum—we are expanding our capabilities in Walbridge to process these materials and remain a key partner to the manufacturers in their mass-reduction efforts.

Competition

The markets for our material-based solutions—both acoustical and coated—are highly competitive, both domestically and internationally. There are competitors in each product market we serve, some of which have greater resources than we do.

In the acoustical market, we believe that our technology, product development capability, technical support, global manufacturing and customer service place us in a strong competitive position. The competition for acoustical products includes other metal-to-metal laminates, rubber coated metals, as well as mastics, doublers, sound absorbing mats and other add-on damping treatments, which can add cost, mass and complexity in their applications.

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

International

We believe that significant international opportunities exist for MSC, particularly for our acoustical products. In an effort to capitalize on these opportunities, we maintain certain distribution, manufacturing, licensing and royalty agreements with agents and companies in North America, Europe, South America and Asia that cover our acoustical products. To further the penetration of our acoustical products in the Asian market, we entered into an agreement with Hae Won to produce Quiet Steel and other laminate products and installed our laminating equipment on one of their lines. Hae Won has paid for the right to use our equipment, and makes royalty payments for the right to produce and sell products. In addition, we have many Asian initiatives designed to help us penetrate this growing market. During fiscal 2009, we established a trading company in Shanghai, China to enable us to better serve the growing Asian market for our products. Through our sales and technical offices in Korea, Malaysia and China, we continue to expand existing relationships with appliance, electronic and automotive manufacturers. We continue to pursue a variety of other business relationships, including direct sales, distribution agreements, licensing, acquisitions and other forms of partnering to increase our international sales and expand our international presence.

The following table shows our domestic and foreign net sales for fiscal years 2013, 2012 and 2011:

	Fiscal 2013		Fiscal 2012		Fiscal 2011
Net Sales ($ in millions)	$	%	$	%	$	%
Domestic	$105.5	87	$121.7	89	$125.2	91
Foreign	15.5	13	15.0	11	12.4	9
Total	$121.0	100	$136.7	100	$137.6	100

Property, plant and equipment, net of accumulated depreciation (“PPE”) that we own in foreign countries were $4.1 million and $4.5 million as of February 28, 2013 and February 29, 2012, respectively. The remaining $25.0 million and $30.2 million in PPE at February 28, 2013, and February 29, 2012, respectively, were in the United States.

Marketing and Sales

We market our products, services and technologies nationally and internationally through our sales and marketing organization and occasionally through the use of agents and licensees. Primary target markets for our products include transportation (automobiles and light, medium and heavy-duty trucks), appliance, building products, lighting and electronics. We believe MSC is a valued leader in the industries it serves because of our engineering innovation, technical application assistance, manufacturing expertise and delivery infrastructure.

We employ people with noise, vibration and harshness (“NVH”) experience, and they use a proven sales methodology for penetrating transportation markets. These individuals also seek to increase penetration of our products in non-transportation based markets to expand sales of all acoustical products. All of our selling activities are supported by technical service departments, which aid customers in choosing the right materials for their manufacturing processes.

We estimate that customers in the transportation industry were the end users for approximately 87%, 89%, and 84% of our net sales in fiscal 2013, 2012 and 2011, respectively. Due to a concentration in the automotive industry, we believe that direct and indirect sales to individual automotive companies are significant. See Item 1A, “Risk Factors,” for more discussion on automotive sales. The following table shows direct sales to our significant customers that represented 10% or more of consolidated net sales for any of fiscal 2013, 2012 or 2011.

	% of Consolidated Net Sales
Customer	Fiscal 2013	Fiscal 2012	Fiscal 2011
Chrysler LLC	20%	17%	17%
U.S. Steel	16%	22%	15%
Ford Motor Company	8%	12%	18%

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

Environmental Matters

We believe we operate our facilities and conduct our business, in all material respects, in accordance with applicable environmental laws. Our environmental management policies and practices have been certified under ISO 14001 standards. We spent approximately $2.1 million ($1.6 million of expense and $0.5 million on capital projects) on environmental controls at our facilities in fiscal 2013 and have budgeted expense of approximately $1.4 million and no capital for fiscal 2014. For additional information regarding our environmental matters, see Item 3, “Legal Proceedings,” and Note 3 of the Notes to the Consolidated Financial Statements, entitled “Commitments and Contingencies.”

Research and Development

We spent approximately $4.1 million in fiscal 2013 for product and process development activities. This compares with $3.9 million and $2.3 million, in fiscal 2012 and 2011, respectively. The increase in research and development spending during fiscal 2013 reflected efforts to increase our product development efforts, including expanding applications for our current products and developing new technologies that leverage our production expertise.

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

Employees

As of February 28, 2013, we had 267 full- and part-time employees, which compares with 269 on February 29, 2012. Of this number, approximately 77 were engaged in selling, general and administrative activities. During fiscal 2011, in connection with the sale of certain coil coating assets to Roll Coater, Inc., we terminated 56 union and 22 non-union positions. See Note 17 of the Notes to the Consolidated Financial Statements, entitled “Elk Grove Village Asset Sale.” During fiscal 2012, in connection with a restructuring plan implemented in our German subsidiary, we terminated ten positions. See Note 14 of the Notes to the Consolidated Financial Statements, entitled “Restructuring.”

Our Walbridge production employees are covered by a union contract expiring in September 2016. The production employees at our Elk Grove Village location are covered by a union contract expiring in February 2017. Employees at our Eisenach facility are not represented by a union. Our union employees are vital to our operations. We consider our relationships with them and their unions to be good.

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

Executive Officers of the Registrant

As of May 2, 2013, our executive officers, who are elected by and serve at the discretion of our Board of Directors, were as follows:

Executive Officer	Age	Position(s)	Executive Officer Since
Clifford D. Nastas	50	Chief Executive Officer	2001

James D. Pawlak	44	Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary	2010

Michael R. Wilson	51	Vice President, Global Operations	2008

Matthew M. Murphy	46	Vice President, General Manager of Asia	2008

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

Outlined below are some of the risks that we face that could affect the business and financial position for fiscal 2014 and beyond. However, they are not the only risks that we face. There may be other risks that are not presently known or that management currently believes are immaterial, which could also negatively affect our business or financial statements.

We rely on sales to a small number of customers. The loss of substantial sales to any one of them could have an adverse effect on revenues and profits.

We derive a substantial portion of our revenue from a limited number of customers, most of which are North American automobile manufacturers or related suppliers. The loss of substantial sales to any one of them could adversely affect our operations. In fiscal 2013, our three largest customers—Chrysler, U.S. Steel, and Ford—represented 20%, 16% and 8% of consolidated net sales, respectively. During the past several years, the North American automobile manufacturing sector has lost market share in the United States, primarily to Asian competitors. Although we are actively targeting Asian and European manufacturers as potential customers, any further market share loss by these North American-based automakers or suppliers could have a material adverse effect on our business.

Uncertainty in the global economy, global credit markets and the financial services industry may affect the automotive and consumer/industrial markets, and as a result, our business, financial position and liquidity.

A significant portion of our revenues come from customers in the automotive industry. Purchases of new vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. In addition, we sell in various automotive markets around the world, principally in North America, Europe and Asia. Those three markets are experiencing different trends in activity—North America and Asia are growing while Europe’s outlook is uncertain. Our sales and results of operations can be positively or negatively affected by changes in these three markets.

Severe financial difficulties or key component shortages—including bankruptcy or other problems experienced by any automotive manufacturer or significant automotive supplier—or a significant downturn in any sector of the global economy, could have a significant disruptive effect on the entire automotive industry, including us, leading to supply chain disruptions and labor unrest, among other things. Severe financial difficulties at any of our major suppliers could also have a material adverse effect on us if we are unable to obtain, on a timely basis, the quantity and quality of components or materials needed to produce our products.

We face intense competition in the acoustical and coated application industries and failure to successfully compete may negatively affect our business and financial performance.

We operate in a highly competitive business environment and face intense competition from a growing number of competitors, including an increasing number of foreign-based companies that may have greater resources than us. The elements of competition include price, quality, technical support and customer service. In the past, our competitors—especially global competitors with low cost sources of supply outside the United States—have aggressively priced their products and/or introduced new products to increase their market share. If we are unable to compete in this highly competitive environment, our business and financial performance could be negatively affected. A large portion of our sales are EG-related products. While we believe we offer an outstanding range of EG products and capabilities, we face the risk of substantial competition from other EG facilities and from alternative technologies, such as hot-dipping. We can offer no assurance that MSC will maintain the current volume of EG sales in the future.

The acceptance of our acoustical products for brake shims, engine components and body panel laminate parts by customers in North America, Europe and Asia is critical to our financial performance.

We have made a significant investment in the design and development of our material-based solutions to address NVH and mass-reduction problems in the automotive industry. If these solutions are not accepted by our customers in North America, Europe and Asia, our results of operations and financial position may be adversely affected.

Our business could be negatively affected by deterioration in labor relations.

As of February 28, 2013, we had 267 full- and part-time employees, of which approximately 44% were represented by labor unions with separate collective bargaining agreements. As these agreements expire, we cannot be assured that we will be able to renew the collective bargaining agreements on the same or similar terms, or at all. This could affect our business, results of operations or financial condition. In addition, if new labor agreements are negotiated, there can be no guarantee that these will be on satisfactory terms with regard to the efficiency and productivity of the work force. Further, we cannot be assured that the Company will not be subject to work stoppages or other labor disruptions that could have a material adverse effect on its business, results of operations or financial condition.

Our sales and profitability in Asia could be adversely impacted by manufacturing problems at our third-party manufacturing partner in Malaysia.

We continue to grow our sales in Asia. Our strategy to expand in Asia relies, in part, on the availability of lower cost, locally sourced products made available through our third-party manufacturing arrangement in Malaysia. If production problems arise in that facility, or our relationship with that manufacturer deteriorates, we could experience difficulty supporting our sales growth and/or profitability in Asia.

Our sales and profitability in Europe could be adversely impacted by the ongoing uncertain economic conditions in the European Union.

The ongoing economic challenges being faced in Europe have negatively impacted key automotive customers and continue to pose a challenge in meeting our strategic sales and profit goals there. Until the economy in Europe stabilizes, our results of operations and financial position may be adversely affected.

Many of our customers in the automotive industry have major union contracts with the same automobile workers’ unions. Any extended work stoppage could have a material adverse effect on our operating results and financial position.

Two of our largest customers, and many of their key suppliers, have major union contracts with the same automobile workers unions. Some of these union contracts may expire or be subject to modification during fiscal 2014. Any extended work stoppage that may occur during these negotiations could have a material adverse effect on our operating results and financial position.

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

Our customers or suppliers may be affected by natural disasters.

In recent years, a series of natural disasters have had short- to medium-term negative impacts on local economies around the world, including areas where we have operations, resulting in temporary reductions or changes in our customers’ purchase practices. The occurrence of natural disasters in any part of the world, especially North America, could have a negative effect on our sales or operating costs.

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

Our access to credit may be limited.

Although we currently have a $7.5 million credit line, our ability to draw on that line of credit is limited by outstanding letters of credit and by a borrowing base of accounts receivable and liens on other Company assets, including inventory, equipment, real property and intellectual property. At February 28, 2013, the net amount available to us under the line of credit was $3.9 million due to borrowing base limitations. There can be no assurances that we will continue to have access to this portion or any of the credit line if our operating and financial performance do not satisfy relevant borrowing base criteria. If we do not satisfy these criteria, and if we are unable to secure necessary waivers or other amendments from the lender of the credit line, we will not have access to this credit. In addition, the lender may, at its discretion, modify the percentage used in computing the borrowing base, which may limit the amounts available for future borrowings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own or lease facilities with an aggregate of approximately 664,000 square feet of space. In addition to the principal physical properties we use in our manufacturing operations as summarized in the table below, we lease sales and administrative offices under operating leases.

In fiscal 2013, we sold our Plant No. 7, located in Elk Grove Village, Illinois and leased a portion of the building for our corporate and general offices. In fiscal 2011, we sold our Middletown, Ohio facility and equipment. Additional information concerning these transactions is included in Note 16, “Middletown Asset Sale,” and Note 18, “Sale of Elk Grove Village Building,” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

We consider all of our principal facilities to be in good operating condition and sufficient to meet our near term operating requirements.

Location	Approximate Area in Square Feet	Ownership or Lease Expiration		Description
Elk Grove Village, Illinois Plant No. 2	205,000	Owner		Laminating and Coil Coating Facility, General Offices
Elk Grove Village, Illinois Plant No. 7(1)	35,000	August 2016		Corporate and General Offices
Walbridge, Ohio	351,000	April 2015	(2)	Electrogalvanizing, Laminating and Coil Coating Facility
Canton, Michigan	57,000	Sept. 2018	(3)	NVH Testing and Product Development Center, General Offices
Eisenach, Germany	16,000	Owner		Stamping and NVH Testing Facility, General Offices

(1)	For further information, see Note 18, “Sale of Elk Grove Village Building,” in the Notes to Consolidated Financial Statements in Item 8.
(2)	The lease automatically extends in three-year increments through April 30, 2027, unless either party explicitly cancels the lease prior to each extension date.
(3)	The Company has an option to extend this lease in five-year increments through September 2043 which includes an option to purchase beginning in March 2015.

ITEM 3. LEGAL PROCEEDINGS

Note 3 of the Notes to the Consolidated Financial Statements in Item 8, entitled “Commitments and Contingencies,” is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “MASC.” The table below sets forth, by fiscal quarter, the high and low closing sales prices of our common stock during the past two fiscal years as reported by the NASDAQ.

Fiscal Year	Fiscal Quarter		High	Low
2013	1	st	$9.07	$7.64
	2	nd	9.02	7.90
	3	rd	9.14	8.67
	4	th	10.40	8.91

Fiscal Year	Fiscal Quarter		High	Low
2012	1	st	$7.99	$6.18
	2	nd	8.88	6.61
	3	rd	8.52	6.07
	4	th	8.72	7.83

There were 338 stockholders of record of our common stock at the close of business on May 2, 2013.

Dividends

MSC has not paid cash dividends other than a nominal amount in lieu of fractional shares in connection with stock dividends. If business circumstances should change, the Board of Directors may declare and instruct us to pay dividends.

Issuer Purchases of Equity Securities

Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011, and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 283,388 shares under the September 2011 authorization during the twelve months ended February 28, 2013, none of which were repurchased during the three months ended February 28, 2013. At February 28, 2013, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 shares available for purchase under the September 2012 authorization.

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

Selected Financial Data

Material Sciences Corporation and Subsidiaries

(Dollars and number of shares in thousands, except per share data, shareowners of record and number of employees)	Fiscal Year
	2013	2012	2011	2010	2009
Statement of Operations Data
Net Sales	$121,007	$136,734	$137,624	$137,820	$187,026
Gross Profit	28,514	33,668	31,682	16,091	11,085
Income (Loss) from Continuing Operations Before Income Taxes(1)	12,609	13,551	12,368	(11,705)	(25,628)
Income (Loss) from Continuing Operations	8,994	28,467	12,044	(11,620)	(33,111)
Provision (Benefit) for Income Taxes	3,615	(14,916)	324	(85)	7,483
Net Income (Loss)(1)	8,994	28,467	12,044	(11,620)	(33,111)
Diluted Net Income (Loss) Per Share	$0.86	$2.49	$0.93	$(0.89)	$(2.41)
Balance Sheet Data
Working Capital	$66,810	$52,457	$56,223	$31,573	$33,176
Net Property, Plant and Equipment	29,160	34,735	30,476	41,138	47,746
Total Assets	127,106	125,096	113,930	104,050	110,039
Total Long Term Liabilities	12,716	15,350	11,795	13,812	13,824
Total Debt	—	—	—	—	—
Shareowners’ Equity	94,936	87,980	78,198	62,680	74,220
Average Capital Employed(2)	$91,458	$83,089	$70,439	$68,450	$94,676
Cash Flow Data
Depreciation, Amortization and Accretion	$4,670	$4,906	$5,572	$8,536	$10,671
Net Cash Provided by (Used in) Operating Activities	7,359	19,329	9,302	2,808	(1,840)
Capital Expenditures	$4,897	$9,194	$2,359	$1,094	$3,720
Financial Ratios
Gross Profit as a % of Net Sales	23.6%	24.6%	23.0%	11.7%	5.9%
SG&A Expenses as a % of Net Sales	16.6%	15.4%	16.4%	19.3%	18.1%
Income (Loss) from Continuing Operations Before Income Taxes as a % of Net Sales	10.4%	9.9%	9.0%	(8.5%)	(13.7%)
Net Income (Loss) as a % of Net Sales	7.4%	20.8%	8.8%	(8.4%)	(17.7%)
Research and Development as a % of Net Sales	3.4%	2.8%	1.7%	2.0%	2.4%
Effective Income Tax Rate on Continuing Operations	28.7%	(110.1%)	2.6%	0.7%	(29.2%)
Return on Average Shareowners’ Equity	9.8%	34.3%	17.1%	(17.0%)	(35.0%)
Return on Average Capital Employed	9.8%	34.3%	17.1%	(17.0%)	(35.0%)
Other Data
Per Share Information:
Book Value	$9.11	$7.69	$6.04	$4.80	$5.41
Market Price:
High	$10.40	$8.88	$7.32	$2.25	$8.67
Low	$7.64	$6.07	$1.70	$0.51	$0.90
Close	$10.15	$8.66	$7.32	$1.91	$1.01
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	10,425	11,441	12,957	13,049	13,716
Shareowners of Record	338	399	416	443	559
Number of Employees	267	269	264	339	372
(1)	In fiscal 2013, MSC recorded a gain on the sale of the Plant #7 building in Elk Grove Village, Illinois of $3,216. In fiscal 2012, MSC recorded restructuring expenses of $583, consisting primarily of employee termination benefit expenses in the U.S. and Germany. In fiscal 2011, MSC recorded a gain of $6,643 on the sales of our Middletown facility and equipment and certain of our Elk Grove Village coil coating assets, a charge of $3,720 related to asset impairment, and a charge of $1,324 related to restructuring expenses in connection with the sale of the Elk Grove Village coil coating assets. In fiscal 2010, the Company recorded restructuring expenses of $1,639, consisting primarily of employee termination benefits, in connection with a restructuring plan that eliminated production and selling, general and administrative (“SG&A”) positions. In fiscal 2009, MSC recorded a charge of $8,092 related to long-lived asset impairment; a gain of $5,897 on the sale of the assets and real property located in Morrisville, Pennsylvania; and a charge of $2,206 related to forward purchase contracts for nickel and natural gas.
(2)	Average capital employed represents the average of the total debt and shareowners’ equity at the beginning and ending of the fiscal year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We report segment information based on how we view our business for evaluating performance and making operating decisions. For the periods discussed in this Item 7, we report results on the basis of one reportable segment. This segment focuses on providing material-based solutions for acoustical and coated applications. Our acoustical material-based solutions consist of layers of metal and other coated materials used to manage noise and vibration in such products as vehicle body panel parts, brake dampers, engine parts, appliances, electronics, and other industrial applications. Our coated material-based solutions include coil coated, electrogalvanized (“EG”) and film protective and decorative coatings applied to coils of metal in a continuous, high-speed, roll-to-roll process for such products as automotive fuel tanks, building products, gaskets, appliances and lighting fixtures. We use a significant level of shared assets and resources across each of our product categories. It is common for a single customer or end-user to purchase products from several product categories.

We have taken steps in recent years to adjust our capacity to match market needs and to exit certain low-profitability coil coating markets. These actions were taken because we recognized that the coil coating marketplace had excess capacity, which was having a negative effect on our results. Leaving these markets allows us to focus our activities in higher value, more specialized products. We have also sought to optimize our invested capital, selling assets that no longer provide positive contributions to our results. These were the significant steps taken:

•	In August 2012, we sold our Plant #7 building in Elk Grove Village, generating $9.2 million in cash—the principal reason our cash balance increased in fiscal 2013
•	During fiscal 2011 and fiscal 2012, management implemented restructuring plans that resulted in the elimination of production and SG&A positions.
•	In June 2010, we sold the idled facility and related production equipment located in Middletown, Ohio (“Middletown”).
•

In April 2010, we sold a portion of our coil coating assets—including the coil coating machinery, related processing equipment and corresponding customer base—associated with our Plant #7 in Elk Grove Village, Illinois (“Elk Grove Village”).

See additional discussion of all these transactions in the Notes to the Consolidated Financial Statements.

As a result, MSC has improved its gross profit by moving away from low margin coil coated products and reducing excess capacity and overhead costs. The Company also generated cash by selling the excess non-performing assets. However, the sale of the coil coating assets has left us more dependent on fewer customers, and on a smaller selection of products, than in prior years. Although MSC has engaged in significant sales of production assets in recent years, it is unlikely this will continue. We will consider selling other non-core assets if the circumstances are appropriate.

Results of Operations as a Percentage of Net Sales (Fiscal Years)

	2013	2012	2011
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	76.4	75.4	77.0
Gross Profit	23.6	24.6	23.0
Selling, General and Administrative Expenses	16.6	15.4	16.4
Gain on Sale of Assets	(2.7)	—	(4.8)
Asset Impairment Charges	—	—	2.7
Restructuring and Other	—	0.4	1.0
Income from Operations	9.7	8.8	7.7
Total Other Income, Net	0.7	1.1	1.2
Income from Continuing Operations Before Income Taxes	10.4	9.9	9.0
Provision (Benefit) for Income Taxes	3.0	(10.9)	0.2
Net Income	7.4%	20.8%	8.8%

Results of Operations—Fiscal 2013 Compared with Fiscal 2012

($ in thousands)	2013	2012	Fav(Unfav) Variance	% Fav(Unfav) Variance
Net Sales	$121,007	$136,734	$(15,727)	(11.5)%
Gross Profit	$28,514	$33,668	$(5,154)	(15.3)%
% of Net Sales	23.6%	24.6%
Selling, General and Administrative	$20,024	$21,117	$1,093	(5.2)%
% of Net Sales	16.6%	15.4%

Net Sales

($ in thousands)	Net Sales
Application	Fiscal 2013	Fiscal 2012	Variance $	Variance %
Acoustical	$73,851	$68,343	$5,508	8.1%
Coated	47,156	68,391	(21,235)	(31.0)%
Total	$121,007	$136,734	$(15,727)	(11.5)%

Sales for the fiscal year ended February 28, 2013, decreased by $15.7 million from the prior fiscal year.

Acoustical sales increased $5.5 million. Brake sales increased $5.3 million due to higher aftermarket (“AM”) and original equipment (“OE”) brake sales in North American and Asian markets, partially offset by lower brake sales in Europe. Body panel Quiet Steel sales were up $1.3 million and sales related to engine products declined $0.1 million. Other acoustical sales, net of returns & allowances (which includes scrap sales), declined $0.8 million.

Coated metal products sales declined $21.2 million. Sales of EG material declined $14.3 million, primarily because a significant portion of the prior year’s opportunistic shipments to our steel mill customers did not repeat in the current fiscal year. Fuel tank sales declined $5.9 million primarily due to lower sales to Ford as they continue their conversion of certain vehicles to plastic fuel tanks. These sales declines were partially offset by a $0.9 million increase in aluminum pretreatment sales. Other coated sales, net of returns & allowances (which includes scrap sales), declined by $1.9 million, driven primarily by a decline in scrap sales due to lower production volumes.

Gross Profit. Gross profit was $28.5 million, or 23.6% of net sales, for fiscal 2013 compared with $33.7 million, or 24.6% of net sales, for fiscal 2012. The decline resulted from several factors. The most significant cause was our lower sales of EG and fuel tank products and the corresponding decline in facility utilization. Scrap sales declined due to lower production volumes and lower market prices for scrap. We also incurred higher product quality-related expenses, due in part to new product development efforts on our production lines. These factors were partially offset by lower raw material prices.

SG&A Expenses. Selling, general and administrative expenses were $20.0 million, 5.2% lower than fiscal 2012’s $21.1 million. The main reasons for the improvement were a $1.1 million decrease in management incentive expense, a decrease in facility costs of $0.7 million due to the sale of the Elk Grove Village Plant #7 building and lower professional fees of $0.3 million. These improvements were partially offset by higher workers’ compensation expense of $0.5 million due mainly to legacy claims from a former California subsidiary, and higher product development and employee expenses of $0.5 million due to expanding sales and product development efforts to accelerate our growth.

Gain on Sale of Assets. We recorded a gain of $3.2 million on the sale of the Elk Grove Village Plant #7 during fiscal 2013. No asset sales occurred in fiscal 2012. See Note 18, “Sale of Elk Grove Village Building,” in the Notes to the Consolidated Financial Statements in Item 8 for further discussion of this gain.

Restructuring. There were no restructuring expenses in fiscal 2013; there were $0.6 million in fiscal 2012. We did not have any restructuring activities in the current year. See Note 14, “Restructuring,” in the Notes to the Consolidated Financial Statements in Item 8 for further discussion of our restructuring activities.

Total Other Income, Net. Total other income, net, was $0.9 million in fiscal 2013 compared with $1.6 million in fiscal 2012. The decrease was principally due to a $0.5 million decline in rental income due to the sale of our Elk Grove Village Plant #7 building and a $0.2 million decline in income from our joint venture partnership with Tekno. Total other income, net includes rental income of $0.6 million and $1.1 million in fiscal 2013 and fiscal 2012, respectively. The rental income was from leases in our Elk Grove Village Plant #7, which had operating expenses of $0.6 million (including depreciation of $0.3 million) during the six months ended August 31, 2012, (the period we owned the building in fiscal 2013) and $1.5 million (including depreciation of $0.9 million) during the twelve months ended February 29, 2012.

Income Taxes. Our effective income tax rate was an expense of 28.7% in fiscal 2013 as compared with a benefit of 110.1% in fiscal 2012. The change was primarily due to the reversal of $18.8 million of the valuation allowance on our U.S. and German deferred tax assets during fiscal 2012. See Note 8, “Income Taxes,” in the Notes to the Consolidated Financial Statements in Item 8.

Results of Operations—Fiscal 2012 Compared with Fiscal 2011

($ in thousands)	2012	2011	Fav(Unfav) Variance	% Fav(Unfav) Variance
Net Sales	$136,734	$137,624	$(890)	(0.6)%
Gross Profit	$33,668	$31,682	$1,986	6.3%
% of Net Sales	24.6%	23.0%
Selling, General and Administrative	$21,117	$22,621	$1,504	6.7%
% of Net Sales	15.4%	16.4%

Net Sales

($ in thousands)	Net Sales
Application	Fiscal 2012	Fiscal 2011	Variance $	Variance %
Acoustical	$68,343	$73,094	$(4,751)	(6.5)%
Coated	68,391	64,530	3,861	6.0%
Total	$136,734	$137,624	$(890)	(0.6)%

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

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and sales of various assets. We believe that our cash on hand and cash flows will be sufficient to fund our operations and meet our working capital needs for the foreseeable future.

We generated $7.4 million of cash from operating activities in fiscal 2013 compared with $19.3 million and $9.3 million in fiscal 2012 and fiscal 2011, respectively. The main components of cash generated from operating activities consisted of net income of $9.0 million, non-cash activities of $5.6 million, negative cash flow of $7.4 million from changes in assets and liabilities (primarily working capital and long-term liabilities) and a cash dividend received from our joint venture partnership with Tekno of $0.5 million.

The $12.0 million decrease in cash generated from operations from fiscal 2012 to fiscal 2013 is due to several factors:

•

A $4.2 million increase in inventories in fiscal 2013 compared to fiscal 2012, driven by a shift in sales mix to products with slower inventory turns, higher stock levels in Asia to support our growth, lower fourth quarter sales, and advance purchases of certain commodity raw materials to take advantage of favorable prices. The Company believes that inventory levels are too high relative to sales at the end of fiscal 2013. MSC will take steps to reduce inventory levels relative to sales in fiscal 2014.

•	Fiscal 2013 net income, after adjustment for non-cash items, decreased by $3.8 million from the prior year.

•	Fiscal 2012 included a $2.4 million payment from a significant customer that was delayed from fiscal 2011; this was not repeated in fiscal 2013.
•

Our income tax receivable position at the end of fiscal 2013 was $1.3 million higher than at the end of fiscal 2012. The refundable position is due to the tax loss on the sale of our Elk Grove Village Plant #7 building during fiscal 2013.

•	At February 28, 2013, accounts receivable, relative to sales, was higher than at February 29, 2012, because:
•	Our sales mix has shifted to a product mix in which we are experiencing longer payment terms, increasing DSO.
•

Changes in payment systems and technical issues with electronic billing transactions at three of our significant domestic customers resulted in delays in payments of approximately $0.9 million that were expected to be received in fiscal 2013, based on payment terms. We expect to receive these payments in the first quarter of fiscal 2014.

•	Other changes in assets and liabilities generated $0.6 million more cash in fiscal 2013 than fiscal 2012.

In fiscal 2013, we invested $4.9 million in capital improvement projects compared with $9.2 million and $2.4 million in fiscal 2012 and 2011, respectively. The fiscal 2013 investments were primarily to improve productivity and expand our production and product testing capabilities. Fiscal 2014 capital expenditures are projected to be approximately $6.1 million.

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

In August 2012, we sold our Plant #7 building in Elk Grove Village, Illinois for $9.2 million, net of selling and other costs. The Company recorded a gain of approximately $3.2 million on the sale, but will report a tax loss on the sale of approximately $5.4 million, generating cash tax savings of approximately $1.8 million. See Note 18 of the Notes to the Consolidated Financial Statements entitled “Sale of Elk Grove Village Building” for further details.

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of February 28, 2013) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company (including inventory, equipment, real property and intellectual property), reduced by outstanding letters of credit, and may require consent from the lender before any significant sales of the equipment or real property securing the Line. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. In May 2011, the Line was amended to extend the expiration date from May 12, 2011, to May 13, 2013. The Line does not contain any material financial covenants. The Company does not intend to renew the Line when it expires on May 13, 2013, because it has adequate cash flows and on-hand cash levels to meet current and foreseeable financing needs. In order to continue the availability of letters of credit, as needed, MSC will restrict an appropriate amount of its cash to secure the letters of credit.

Due to the borrowing base limitations and outstanding letters of credit of $1.1 million, the net amount available for borrowing at February 28, 2013, was $3.9 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of February 28, 2013, nor were any amounts borrowed during the 12 months ended February 28, 2013, or February 29, 2012.

Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011, and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 283,388 shares under the September 2011 authorization during the twelve months ended February 28, 2013. At February 28, 2013, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 shares available for purchase under the September 2012 authorization.

The following table provides information about Company purchases of common stock (in thousands).

Period	Total Number of Shares Purchased	Total Cost	Total Number of Shares Purchased as Part of a Written Trading Plan(1)	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Board Authorization
March 1, 2010 – February 28, 2011	16	111	16	1,098
March 1, 2011 – February 29, 2012	2,450	17,538	2,450	648
March 1, 2012 – February 28, 2013	283	2,333	283	364
Total	2,749	$19,982	2,749
(1)	On February 25, 2011, the Company entered into a written trading plan as part of the existing share repurchase program. The plan expired on May 26, 2011, when all of the shares authorized in the plan had been purchased. On May 27, 2011, the Company entered into a written trading plan to purchase up to 1,000,000 shares as part of the existing share repurchase program. The plan commenced on June 1, 2011, and expired on September 22, 2011, when 1,000,000 shares had been repurchased. On October 10, 2011, MSC entered into a new written trading plan to purchase up to 1,000,000 shares. 448,147 shares were purchased under this plan before it was replaced on July 16, 2012, by a new written trading plan to purchase up to 551,853 shares. 187,377 shares were purchased under the July 2012 plan before it expired on February 15, 2013. On February 15, 2013, MSC entered into a new written trading plan to purchase up to 364,476 shares. All of the trading plans were written under Rule 10b5-1 of the Exchange Act. As of February 28, 2013, all 364,476 shares remained to be purchased under this trading plan.

We continually review the potential for investments in our growth markets. In addition, we also evaluate the potential value to shareowners of divesting facilities or other assets that are not performing to our expectations. The Company does not have an active strategy of selling assets, but will consider appropriate opportunities if they will improve shareowner value. During fiscal 2013, at the direction of the Board of Directors, MSC sold the building at 2200 East Pratt Boulevard in Elk Grove Village, Illinois, because it was no longer an operating asset. See Note 18 of the Notes to the Consolidated Financial Statements entitled “Sale of Elk Grove Village Building” for further information.

Contractual Obligations. The following table summarizes the contractual obligations we have outstanding as of February 28, 2013 (in thousands).

Contractual Obligations	Obligations Due In
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$5,532	$1,660	$2,412	$1,229	$231
Purchase Obligations	3,258	3,257	1	—	—
Other Long-term Liabilities(1)	10,178	3,331	2,294	1,308	3,245
Unrecognized Tax Benefits(2)	526	—	—	—	526
Total	$19,494	$8,248	$4,707	$2,537	$4,002
1)	Other Long-term Liabilities represent the expected payments for the Company’s funding requirements for pension and other postretirement benefits. See Note 6 of the Notes to the Consolidated Financial Statements for further information.
2)	Unrecognized tax benefits consist of uncertain tax positions for which we are not able to reasonably estimate the timing of the potential future payments. See Note 8 of the Notes to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of February 28, 2013, other than the operating leases presented in the table of contractual obligations.

Contingencies

MSC’s environmental reserves were approximately $1.2 million as of both February 28, 2013 and February 29, 2012. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its results of operations, financial position or cash flows, given the reserves recorded as of February 28, 2013, and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties including, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s range of exposures.

Inflation

We believe that general inflation has not had a significant impact on fiscal 2013, 2012 or 2011 results of operations. However, as explained below in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” we have experienced fluctuating costs for both raw materials and energy that have had an effect on our gross profit in fiscal 2013, 2012 and 2011.

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

We did not perform an analysis of the carrying amount of our long-lived assets during fiscal 2013 or 2012, because we did not experience an event or conditions which indicated the carrying amount might be impaired. However, we did analyze the carrying amount of certain assets affected by the sale in fiscal 2011 of coil coating assets located in Elk Grove Village. See Note 15 of the Notes to the Consolidated Financial Statements entitled “Asset Impairment” for further discussion of the analysis and results.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider a number of factors. These involve all available positive and negative evidence including our past operating results, the existence of cumulative income or losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. In the event we determine that our future taxable income will not be sufficient to utilize our deferred tax assets, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded in our statement of operations. We currently believe that we will realize the benefit of our deferred tax assets in the United States and Germany, except for net operating losses in certain state jurisdictions, and therefore we have and will maintain our valuation allowance on certain state net operating losses.

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

Retirement Plans. The plan obligations and related assets of defined benefit retirement plans (including the non-contributory supplemental pension plans for some of our prior officers) and other postretirement health care plans are presented in Note 6 of the Notes to Consolidated Financial Statements entitled “Retirement and Savings Plans.” Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by using a number of assumptions including the discount rate and the estimated future return on plan assets.

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

Accounting Pronouncements

On June 16, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance in the ASU effective with its first quarter fiscal 2013 Form 10-Q. No material changes resulted from the adoption except for the addition of a statement of comprehensive income to the primary financial statements presented in Forms 10-Q and 10-K subsequent to the adoption date.

On February 5, 2013, the FASB issued ASU 2013-02, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the ASU is effective for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of adopting this guidance, which may result in changes in the presentation of its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally in Europe, China, Japan and Malaysia, have a joint venture in Brazil, and have a production agreement with a company in Korea. This means we are subject to potentially adverse movements in foreign currency rates. For the years ended February 28, 2013, and February 29, 2012, foreign sales were approximately 13.0% and 11.0% of consolidated net sales, respectively. Historically, the effect of movements in the exchange rates has not been material to our financial position or our results of operations. We believe the movement in foreign currency exchange rates will not have a material adverse effect on our financial statements.

We had a $7.5 million line of credit at the lender’s prime rate of interest (3.25% on February 28, 2013) or at LIBOR plus 1.50%. There was no debt outstanding as of February 28, 2013, although we did have $1.1 million in outstanding letters of credit at that date. See Note 4 of the Notes to the Consolidated Financial Statements entitled “Indebtedness.”

In the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas which are commodities used in its manufacturing processes. The intent of entering into these agreements is to mitigate the market risk and volatility associated with the pricing of these commodities. MSC maintains a commodity forward purchase policy which seeks to ensure that at any point in time the majority of the expected consumption over the next 12 months will be secured under a purchase contract at a pre-determined price. The following table lists contracts in place at February 28, 2013. We have applied the Normal Purchase/Normal Sale election to all these contracts.

Commodity	Contract Period	Remaining Contract Obligation (000s)
Natural Gas	11/1/2012 - 3/31/2013	$59
Natural Gas	4/1/2013 - 10/31/2013	433
Natural Gas	11/1/2013 - 3/31/2014	304
Total Natural Gas		796
Zinc shot	3/1/2013 - 2/28/2014	1,605
Nickel Carbonate	3/1/2013 - 2/28/2014	711
Total Commodities		$3,112

The table below presents the carrying amount of the Company’s nickel carbonate, zinc shot and natural gas inventory as of February 28, 2013.

Carrying Amount (000s)
Inventory
Nickel Carbonate	$1,352
Zinc Shot	821
Natural Gas	82
Total	$2,255

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following pages contain the Financial Statements and Supplementary Data as required by Item 8 of Part II of Form 10-K.

Note:	All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or related notes.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Material Sciences Corporation

We have audited the accompanying consolidated balance sheet of Material Sciences Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2013 and the related consolidated statements of operations, cash flows, shareowners’ equity, and comprehensive income for the period ended February 28, 2013. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(1)(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Material Sciences Corporation and subsidiaries as of February 28, 2013, and the results of their operations and their cash flows for the period ended February 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 6, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, IL

May 6, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of

Material Sciences Corporation

Elk Grove Village, IL

We have audited the internal control over financial reporting of Material Sciences Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 28, 2013, and our report dated May 6, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, IL

May 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Material Sciences Corporation

Elk Grove Village, IL

We have audited the accompanying consolidated balance sheet of Material Sciences Corporation and subsidiaries (the “Company”) as of February 29, 2012, and the related consolidated statements of operations, changes in shareowners’ equity, cash flows and comprehensive income for the years ended February 29, 2012 and February 28, 2011. Our audits also included the financial statement schedule for fiscal years 2012 and 2011 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Material Sciences Corporation and subsidiaries as of February 29, 2012, and the results of their operations and their cash flows for the years ended February 29, 2012 and February 28, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for fiscal years 2012 and 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL

May 4, 2012

Consolidated Statements of Operations

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29

(In thousands, except per share data)	2013	2012	2011
Net Sales	$121,007	$136,734	$137,624
Cost of Sales	92,493	103,066	105,942
Gross Profit	28,514	33,668	31,682
Selling, General and Administrative Expenses	20,024	21,117	22,621
Gain on Sale of Assets	(3,216)	—	(6,643)
Asset Impairment Charges	—	—	3,720
Restructuring	—	583	1,324
Income from Operations	11,706	11,968	10,660
Other Income, Net:
Interest and Dividend Income (Expense), Net	14	(48)	79
Equity in Results of Joint Venture	270	503	491
Rental Income	648	1,107	912
Other, Net	(29)	21	226
Total Other Income, Net	903	1,583	1,708
Income Before Provision (Benefit) for Income Taxes	12,609	13,551	12,368
Provision (Benefit) for Income Taxes	3,615	(14,916)	324
Net Income	$8,994	$28,467	$12,044
Basic Net Income Per Share	$0.87	$2.51	$0.93
Diluted Net Income Per Share	$0.86	$2.49	$0.93
Weighted Average Number of Common Shares Outstanding Used for Basic Net Income Per Share	10,298	11,350	12,906
Dilutive Shares	127	91	51
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	10,425	11,441	12,957
Outstanding Common Stock Options Having No Dilutive Effect	400	318	261

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or February 29
(In thousands)	2013	2012	2011
Net Income	$8,994	$28,467	$12,044
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(582)	(294)	359
Retirement Liability, Net of Benefit for Income Taxes of $141, $795, and $0, Respectively	228	(1,290)	3,006
Total Other Comprehensive Income (Loss)	(354)	(1,584)	3,365
Comprehensive Income	$8,640	$26,883	$15,409

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

(In thousands, except share data)	February 28, 2013	February 29, 2012
Assets
Current Assets:
Cash and Cash Equivalents	$37,508	$28,201
Receivables, Less Reserves of $489 and $696, Respectively	17,675	20,136
Income Taxes Receivable	1,392	141
Prepaid Expenses	554	674
Inventories:
Raw Materials	8,802	9,019
Finished Goods	16,142	11,739
Short Term Deferred Tax Assets	4,191	4,313
Total Current Assets	86,264	74,223
Property, Plant and Equipment:
Land and Building	15,271	26,149
Machinery and Equipment	103,327	100,563
Construction in Progress	1,988	1,240
Gross Property, Plant and Equipment	120,586	127,952
Accumulated Depreciation	(91,426)	(93,217)
Net Property, Plant and Equipment	29,160	34,735
Other Assets:
Investment in Joint Venture	2,394	2,955
Long Term Deferred Tax Assets	9,147	13,024
Other	141	159
Total Other Assets	11,682	16,138
Total Assets	$127,106	$125,096
Liabilities
Current Liabilities:
Accounts Payable	$11,061	$13,364
Accrued Payroll Related Expenses	2,594	3,113
Accrued Expenses	5,799	5,289
Total Current Liabilities	19,454	21,766
Long-Term Liabilities:
Pension and Postretirement Liabilities	7,344	8,500
Long-Term Incentives	2,652	3,420
Other	2,720	3,430
Total Long-Term Liabilities	12,716	15,350
Commitments and Contingencies	—	—
Shareowners’ Equity
Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued	—	—
Common Stock, $.02 Par Value; 40,000,000 Shares Authorized; 19,058,923 Shares Issued and 10,198,121 Shares Outstanding as of February 28, 2013, and 19,030,983 Shares Issued and 10,470,199 Shares Outstanding as of February 29, 2012	381	381
Additional Paid-In Capital	81,089	80,440
Treasury Stock at Cost, 8,824,172 Shares as of February 28, 2013, and 8,540,784 Shares as of February 29, 2012	(76,756)	(74,423)
Retained Earnings	93,046	84,052
Accumulated Other Comprehensive Loss	(2,824)	(2,470)
Total Shareowners’ Equity	94,936	87,980
Total Liabilities and Equity	$127,106	$125,096

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Material Sciences Corporation and Subsidiaries

	For the years ended February 28 or 29
(In thousands)	2013	2012	2011
Cash Flows From:
Operating Activities:
Net Income	$8,994	$28,467	$12,044
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation, Amortization and Accretion	4,670	4,906	5,572
Gain on Sale of Assets	(3,216)	—	(6,643)
Non-Cash Loss on Impairment of Fixed Assets	—	—	3,720
Equity in Results of Joint Venture	(270)	(503)	(491)
Cash Distribution Received from Joint Venture	501	586	763
Deferred Income Taxes	3,762	(14,824)	—
Compensatory Effect of Stock Plans	642	299	204
Changes in Assets and Liabilities:
Receivables	2,280	2,390	(1,881)
Income Taxes	(1,241)	121	(12)
Prepaid Expenses	125	(248)	56
Inventories	(4,248)	98	(1,008)
Accounts Payable	(2,542)	(1,725)	(2,172)
Accrued Expenses	174	(280)	(1,879)
Other, Net	(2,272)	42	1,029
Net Cash Provided by Continuing Operations	7,359	19,329	9,302
Investing Activities:
Capital Expenditures	(4,897)	(9,194)	(2,359)
Proceeds from Sale of Assets	9,180	—	14,089
Proceeds from Note Receivable	—	—	1,732
Net Cash Provided by (Used in) Investing Activities	4,283	(9,194)	13,462
Financing Activities:
Purchase of Treasury Stock	(2,333)	(17,649)	—
Issuance of Common Stock	7	138	16
Net Cash Provided by (Used in) Financing Activities	(2,326)	(17,511)	16
Effect of Exchange Rate Changes on Cash	(9)	(52)	(17)
Net Increase (Decrease) in Cash	9,307	(7,428)	22,763
Cash and Cash Equivalents at Beginning of Year	28,201	35,629	12,866
Cash and Cash Equivalents at End of Year	$37,508	$28,201	$35,629
Non-Cash Transactions:
Capital Expenditures in Accounts Payable at Year End	$1,112	$854	$873
Treasury Stock Purchases in Accrued Liabilities at Year-End	$—	$—	$111
Supplemental Cash Flow Disclosures:
Interest Paid	$33	$35	$37
Net Income Taxes Paid, Net	$1,746	$356	$463

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareowners’ Equity

Material Sciences Corporation and Subsidiaries

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
(In thousands, except share data)	Shares	Amount			Shares	Amount
Balance as of February 28, 2010	18,979,796	$380	$79,784	$43,541	(6,074,567)	$(56,774)
Net Income	—	—	—	12,044	—	—
Issuance of Common Stock, Net of Cancellations	14,096	—	16	—	—	—
Compensatory Effect of Stock Plans	—	—	204	—	—	—
Purchase of Treasury Stock	—	—	—	—	(15,765)	(111)
Balance as of February 28, 2011	18,993,892	$380	$80,004	$55,585	(6,090,332)	$(56,885)
Net Income	—	—	—	28,467	—	—
Issuance of Common Stock, Net of Cancellations	37,091	1	137	—	—	—
Compensatory Effect of Stock Plans	—	—	299	—	—	—
Purchase of Treasury Stock	—	—	—	—	(2,450,452)	(17,538)
Balance as of February 29, 2012	19,030,983	$381	$80,440	$84,052	(8,540,784)	$(74,423)
Net Income	—	—	—	8,994	—	—
Issuance of Common Stock, Net of Cancellations	27,940	—	7	—	—	—
Compensatory Effect of Stock Plans	—	—	642	—	—	—
Purchase of Treasury Stock	—	—	—	—	(283,388)	(2,333)
Balance as of February 28, 2013	19,058,923	$381	$81,089	$93,046	(8,824,172)	$(76,756)

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

Reclassifications

Reclassifications were made to prior-year financial statements to conform to the current-year presentations—amounts previously reported as “Other, Net” in the Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities were reclassified to “Equity in Results of Joint Venture” and “Other, Net” in the Changes in Assets and Liabilities and “Long-Term Incentives” was reclassified from “Other” within the Long-Term Liabilities section of the Condensed Consolidated Balance Sheets.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, principally U.S. Treasury bills, with original maturities of three or fewer months. At February 28, 2013, we held approximately $30.0 million of U.S. Treasury bills with maturities from March 14 to May 30, 2013. The Company has not experienced any losses as a result of its cash concentration. Consequently, no significant concentration of credit risk is considered to exist.

Accounts Receivable

Accounts receivable are recorded at their estimated fair value, net of allowances for doubtful accounts, claims, discounts and other credits expected to be granted to customers. The Company provides reserves for uncollectible receivables due to customer bankruptcy, insolvency or disputes over terms and conditions. The methodology for calculating the allowance for doubtful accounts includes an assessment of specific receivables that are aged and an assessment of the aging of the total receivable pool. MSC also records reductions of revenue for credits issued to customers resulting from manufacturing claims for product defects based upon historical experience and upon specific claims issues as they arise. Any differences between these estimates and actual costs are recorded on a monthly basis and are reflected in the historical experience prospectively. Total accounts receivable reserves were $0.5 million and $0.7 million at February 28, 2013, and February 29, 2012, respectively.

Inventories

Inventories are stated at the lower of cost or market, using either the specific identification or average cost method of cost valuation. Due to the continuous nature of the Company’s operations, work-in-process inventories are not material. MSC holds some of its inventory at outside processors and locations. The Company had approximately $5.3 million and $2.7 million of inventory at outside processors at February 28, 2013, and February 29, 2012, respectively. We had inventory reserves and other valuation adjustments of $1.2 million as of February 28, 2013, and February 29, 2012, net of scrap inventory that can be sold on the secondary market.

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

There were no events during fiscal 2013 or fiscal 2012 that would trigger a review for impairment. There was an event in fiscal 2011 that triggered an impairment review of the assets at our Plant #7 in Elk Grove Village, IL. For further information, see Note 15, “Asset Impairment.”

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

Research and Development

The Company expenses all research and product development costs in the period incurred. Research and product development expenses of $4.1 million, $3.9 million and $2.3 million in fiscal 2013, 2012 and 2011, respectively, are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. The Company regularly reviews and adjusts the valuation allowance to reflect changes in the realizability of the deferred tax assets. MSC maintains a liability for the potential tax adjustment related to our uncertain tax positions.

Equity Plans

Stock-based compensation is accounted for based on the grant date fair value of the awards, or, for phantom stock, based on the market value of the underlying stock. The fair value of equity grants is amortized over the vesting period for each grant. The fair value of stock options is computed using the Black-Scholes model. The Company has one active equity award plan: the Material Sciences Corporation 2012 incentive Compensation Plan (“2012 Plan”). See Note 10 entitled “Equity and Compensation Plans” for additional discussion.

The Company recorded $0.6 million, $0.3 million, and $0.2 million of compensation expense related to stock options and restricted stock grants in fiscal 2013, 2012, and 2011, respectively. See Note 10 entitled “Equity and Compensation Plans” for a complete discussion of these items.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at February 28, 2013, and February 29, 2012, are as follows:

(in thousands)	February 28, 2013	February 29, 2012
Foreign Currency Translation	$1,182	$1,764
Pension Liability, Net of Tax of $1,974 and $2,208	(4,532)	(4,911)
Other Post Retirement Liabilities, Net of Tax of $1,027 and $935	526	677
Total	$(2,824)	$(2,470)

Recent Accounting Pronouncements

On June 16, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance in the ASU effective with its first quarter fiscal 2013 Form 10-Q. No material changes resulted from the adoption except for the addition of a statement of comprehensive income to the primary financial statements presented in Forms 10-Q subsequent to the adoption date.

On February 5, 2013, the FASB issued ASU 2013-02, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the ASU is effective for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of adopting this guidance, which may result in changes in the presentation of its financial statements.

Consideration of Events Subsequent to the Date of the Consolidated Balance Sheet

The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the Consolidated Balance Sheet, including the estimates inherent in the process of preparing the consolidated financial statements. MSC does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the Consolidated Balance Sheet but arose after that date and before the consolidated financial statements are issued. For these purposes, and relating to the February 28, 2013, Consolidated Balance Sheet, the Company has evaluated events occurring after that date through the date of this report. Any significant events that occurred after February 28, 2013, and which had an effect on the February 28, 2013, consolidated financial statements are reflected in these statements or the related notes, and are identified as subsequent events.

Note 2: Joint Venture

In November 2000, a subsidiary of MSC formed a joint venture partnership with Tekno to manufacture and sell Quiet Steel® and disc brake noise damper material for the South American market. The joint venture’s sales were $3.1 million, $4.6 million and $4.5 million in fiscal 2013, 2012 and 2011, respectively. The joint venture’s income was $0.5 million, $1.0 million and $1.0 million in fiscal 2013, 2012 and 2011, respectively. MSC owns 51% of the equity interest and holds 50% of the voting interest in the joint venture.

Under the equity method, MSC includes its portion of the joint venture’s results of operations in the Consolidated Statements of Operations under equity in results of joint venture. The equity in results of joint venture was net income of $0.3 million, $0.5 million and $0.5 million in fiscal 2013, 2012 and 2011, respectively. The Company received cash dividends of $0.5 million, $0.6 million and $0.8 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

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

In 1984, MSC was named as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) for the surface, soil and ground water contamination at a Superfund site in Gary, Indiana. The U.S. District Court for the Northern District of Indiana entered a Consent Decree between the government and certain PRPs (including MSC) on the scope of the remediation work at the site. We receive periodic updates on the projected costs of the remediation work from the environmental consultant employed by certain PRPs (including MSC) to manage the remediation project. Remediation work is ongoing and we maintain a letter of credit for approximately $1.0 million to secure our estimated share of these expenses. The estimate of our liability for this site was $0.8 million at February 28, 2013.

In 2003, MSC, along with many other companies, was named as a PRP by the United States Environmental Protection Agency (“USEPA”) under CERCLA at the Lake Calumet Cluster Site in Chicago, Illinois, for allegedly sending certain waste from its Elk Grove Village facility to the site. No lawsuits have been filed against any of the PRPs, but it is likely that the USEPA and the Illinois Environmental Protection Agency will seek reimbursement of their costs. In March 2010, the USEPA proposed the site for listing as a federal Superfund site, which has the potential to provide additional federal funds for the remediation. To date, we have not received any notice that this designation has occurred. The Company cannot determine what effect, if any, this change in designation will have on its liability. As of February 28, 2013, the USEPA was in final discussions with the principal PRPs to design and fund an investigation of the appropriate methods of remediation for the groundwater at the site. Once approved, the investigation is expected to take approximately two years. The estimate of the Company’s liability for this site was $0.3 million, including the pending groundwater investigation, at February 28, 2013.

In 1998, the California Environmental Protection Agency (“CEPA”) named MSC and many other entities as PRPs under CERCLA at the Chatham Brothers Barrelyard Site in Escondido, California (“Chatham Site”) for surface, soil and ground water contamination associated with former waste handling activities at the site. CEPA alleged that a predecessor to MSC arranged for the transportation and treatment of waste handled at the site. MSC and the other PRPs are obligated to perform and complete the environmental investigation and cleanup activities at the Chatham Site in accordance with a Remedial Action Plan approved in 1999. Two CEPA agencies (Department of Toxic Substances Control and San Diego Regional Water Quality Control Board are overseeing the long-term remediation required at the Chatham Site. The activities necessary to complete the groundwater remediation are expected to last well into the future. The estimate of the Company’s liability for this site was $0.1 million at February 28, 2013.

MSC’s environmental reserves were approximately $1.2 million as of both February 28, 2013 and February 29, 2012. The Company does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its results of operations, financial position or cash flows, given the reserves recorded as of February 28, 2013, and, where applicable, taking into account contributions from other PRPs. There are, however, a number of uncertainties including, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that affect the Company’s range of exposures.

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

Note 4: Indebtedness

The Company has a credit line (“Line”) with JPMorgan Chase Bank, N.A. Interest on the Line is at the bank’s prime rate (3.25% as of February 28, 2013) or Libor plus 1.50%, at our discretion. There are annual letter of credit fees of 1.50% on outstanding letters of credit and a 0.25% fee on the annual unused credit line. The Line is secured by a borrowing base equal to a specified percentage of accounts receivable and liens on other assets of the Company (including inventory, equipment, real property and intellectual property), reduced by outstanding letters of credit, and may require consent from the lender before any significant sales of the equipment or real property securing the Line. In April 2010, the Line was amended to reduce the credit line to $7.5 million and increase the minimum availability covenant to $2.5 million. In May 2011, the Line was amended to extend the expiration date from May 12, 2011, to May 13, 2013. The Line does not contain any material financial covenants. The Company does not intend to renew the Line when it expires on May 13, 2013, because it has adequate cash flows and on-hand cash levels to meet current and foreseeable financing needs. In order to continue the availability of letters of credit, as needed, MSC will restrict an appropriate amount of its cash to secure the letters of credit.

Due to the borrowing base limitations and outstanding letters of credit of $1.1 million, the net amount available for borrowing at February 28, 2013, was $3.9 million. The lender may, at its discretion subject to the terms of the Line, modify the advance rates used in computing the borrowing base, which may limit the amounts available for future borrowings. There were no borrowings outstanding under the Line as of February 28, 2013, nor were any amounts borrowed during the 12 months ended February 28, 2013, or February 29, 2012.

Note 5: Leases

MSC leases one manufacturing facility (Walbridge, Ohio) under a lease that ends on April 30, 2015, and which automatically extends in three-year increments through April 30, 2027, unless either party explicitly cancels the lease prior to each extension date. The Company leases its Application Research Center in Michigan under a lease ending in September 2018, with the option to extend in five-year increments through September 2043. MSC also leases space for its corporate and general offices in a building the Company sold in August 2012 located in Elk Grove Village, Illinois. The Company is in compliance with all the terms of these leases. Other equipment is leased under non-cancelable operating leases. The table below presents future minimum lease payments.

(in thousands)
2014	$1,660
2015	1,508
2016	904
2017	674
2018	555
2019 and Thereafter	231
Total Minimum Lease Payments	$5,532

Total rental expense under operating leases was $1.7 million in fiscal 2013, $1.5 million in fiscal 2012 and $1.5 million in fiscal 2011. Rental income was $1.0 million, $1.1 million and $0.9 million in fiscal 2013, 2012 and 2011, respectively.

Note 6: Retirement and Savings Plans

As of February 28, 2013, the Company had one defined contribution retirement plan qualifying under the Internal Revenue Code Section 401(k): Material Sciences Corporation Savings & Investment Plan (the “SIP”). All employees of MSC are automatically enrolled in the SIP for a basic contribution, unless they elect not to participate. Employees may also elect to contribute more or less than the basic contribution level. Mercer Trust Company is the custodial trustee of all SIP assets and participant loans.

Under the SIP, participants may contribute up to 85% of their annual compensation, as defined in the SIP, subject to certain Internal Revenue Code limitations. The Company may, at its discretion, make matching contributions to the SIP at varying rates by location on the first 6% of base compensation. MSC also makes an annual contribution into the SIP at varying rates by location for employees who are active participants in the SIP. The cost of the SIP was $0.6 million in fiscal 2013 and $0.5 million in both fiscal 2012 and fiscal 2011.

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

	Pension Benefits		Postretirement Benefits
(in thousands except %)	2013	2012	2013	2012
Change in Benefit Obligation:
Obligation, March 1	$15,964	$14,475	$1,958	$1,842
Service Cost Benefits Earned During the Period	—	—	23	20
Interest Cost on Benefit Obligation	574	678	78	86
Plan Amendments	—	—	—	—
Actuarial (Gain) Loss	269	2,080	164	94
Benefit Payments	(1,256)	(1,269)	(237)	(84)
Curtailments	—	—	—	—
Other Plan Changes	—	—	—	—
Obligation, February 29 & February 28	$15,551	$15,964	$1,986	$1,958
Change in Plan Assets:
Plan Assets at Fair Value, March 1	$8,517	$8,305	—	$—
Actual Return on Plan Assets	831	324	—	—
Company Contributions	1,356	1,157	237	84
Benefit Payments	(1,256)	(1,269)	(237)	(84)
Plan Assets at Fair Value, February 29 & February 28	$9,448	$8,517	$—	$—
Funded Status:
Funded Status	$(6,103)	$(7,447)	$(1,986)	$(1,958)

	Pension Benefits
	2013	2012
Plans with Accumulated Benefit Obligation in excess of Plan Assets
Accumulated Benefit Obligation	$15,551	$15,964

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost:
Service Cost Benefits Earned During the Period	$—	$—	$—	$23	$20	$63
Interest Cost on Benefit Obligation	574	677	674	78	86	205
Expected Return on Assets	(566)	(577)	(534)	—	—	—
Amortization of Prior Service Cost	—	—	—	(276)	(276)	(64)
Amortization of Net (Gain) Loss	630	431	389	196	188	218
Settlements and Curtailment	—	—	—	—	—	—
Net Periodic Benefit Cost	$638	$531	$529	$21	$18	$422

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Amounts Recognized in the Consolidated Balance Sheets
Prepaid Benefit Cost	$—	$—	$—	$—
Current Liability	(650)	(780)	(94)	(126)
Non-Current Liability	(5,453)	(6,667)	(1,891)	(1,833)
Net Amount Recognized	$(6,103)	$(7,447)	$(1,985)	$(1,959)

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Amounts Recognized in Accumulated Other Comprehensive Loss
Prior Service Cost (Credit)	$—	$—	$(1,341)	$(1,617)
Net (Gain) or Loss	6,494	7,119	1,842	1,875
Net Amount Recognized	$6,494	$7,119	$501	$258

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (Gain) or Loss	$5	$2,333	$163	$95
Amortization of Prior Service Cost (Credit)	—	—	276	276
Prior Service Cost (Credit)	—	—	—	—
Adjustment for 2007 Plan Amendment	—	—	—	—
Amortization of Net (Gain) or Loss	(630)	(431)	(196)	(188)
Net Amount Recognized	$(625)	$1,902	$243	$183

	2013	2012	2011
Assumptions Used in Determining the Plans’ Funded Status:
Discount Rate	3.79%-4.04%	4.00%-4.23%	5.22%-5.50%
Rate of Increase in Compensation Levels	N/A	N/A	N/A

	2013	2012	2011
Assumptions Used in Determining Net Periodic Benefit Cost:
Discount Rate	4.00%-4.23%	5.22%-5.50%	5.64%-5.94%
Expected Long-Term Rate of Return on Assets	6.60%	7.00%	7.50%

Plan obligations and the annual pension expense are determined by using a number of assumptions including the discount rate and the estimated future return on plan assets. To the extent actual amounts differ from these assumptions and estimated amounts, results could be adversely affected. A one percentage point increase in the estimated discount rate would decrease the net pension expense by less than $0.1 million and decrease the estimated pension liability by $1.5 million. A one percentage point decrease in the discount rate would increase the net pension expense by $0.1 million and increase the estimated pension liability by $1.8 million. A one percentage point increase or decrease in the estimated future return on plan assets would have a $0.1 million relative effect on fiscal 2013 net pension expense. The estimated future return on plan assets for the fiscal 2013 pension benefit income calculation was 6.6%.

MSC continues to review its postretirement benefits, incorporating actual and anticipated benefit changes. In determining the present value of the accumulated postretirement benefit obligation and net cost, MSC assumed health care cost annual increases would decline from 7% to 5% per year over the life of the obligation. However, for some benefits no trend rate is applicable.

A 1% increase in assumed health care cost trend rates will raise the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million, and the health care component of the accumulated postretirement benefit obligation by $0.1 million as of February 28, 2013. A 1% decrease in assumed health care cost trend rates will lower the total of the service and interest cost components of net periodic postretirement benefit cost by less than $0.1 million, and the health care component of the accumulated postretirement benefit obligation by $0.1 million as of February 28, 2013.

Plan Assets. The Company’s pension plan weighted-average asset allocations at February 28, 2013, and February 29, 2012, by asset category, were as follows:

	2013	2012
Equity Securities	63%	65%
Debt Securities	37%	35%
Total	100%	100%

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

The approach used to determine the expected long-term rate of return on plan assets assumption is based on weighting historical market index returns for various asset classes in proportion to the assets held in the Material Sciences Corporation Master Trust (“Trust”). The Trust targets an asset allocation of approximately 61% in equity securities and 39% in fixed income securities.

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

The table below summarizes the fair value measurements of the Trust’s assets at February 28, 2013, and February 29, 2012, by asset class (in thousands).

(in thousands)	Balance as of February 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$75	$75	$—	$—
Mutual Funds—Equity Securities	5,886	5,886	—	—
Mutual Funds—Bonds	3,487	3,487	—	—
Total	$9,448	$9,448	$—	$—

(in thousands)	Balance as of February 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$52	$52	$—	$—
Mutual Funds—Equity Securities	5,528	5,528	—	—
Mutual Funds—Bonds	2,937	2,937	—	—
Total	$8,517	$8,517	$—	$—

The Company expects to contribute approximately $3.1 million, which includes $1.1 of required minimum contributions and $2.0 million of additional contributions to its qualified and non-qualified defined benefit pension plans in fiscal 2014. The additional contributions are being made after management considered the advantages of making the contributions—higher earnings in the pension funds compared to the low interest currently being earned on cash and the reduction of tax payments due to the deductibility of the contributions. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years after that, are shown in the table below (in thousands).

Expected Benefit Payments:
2014	$1,196
2015	1,130
2016	939
2017	803
2018	741
2019 through 2023	4,152
Total	$8,961

MSC expects to contribute approximately $0.1 million to its postretirement benefit plans other than pensions in fiscal 2014. Benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five following fiscal years, are shown in the table below (in thousands).

Expected Benefit Payments:
2014	$94
2015	85
2016	91
2017	95
2018	106
2019 through 2023	575
Total	$1,046

Note 7: Interest Income, Net

The table presented below analyzes the components of interest income, net.

(in thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Interest Expense	$(32)	$(113)	$(36)
Interest Income	46	65	115
Interest Income, Net	$14	$(48)	$79

Note 8: Income Taxes

Income (loss) from continuing operations before income taxes was as follows:

(in thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
United States	$12,282	$13,778	$12,900
Foreign	327	(227)	(532)
	$12,609	$13,551	$12,368

The components of the provision (benefit) for income taxes and reconciliation between the statutory rate for federal income taxes and the effective tax rate are summarized and presented below.

(in thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Tax Provision (Benefit)
Current:
Federal	$(85)	$(817)	$(32)
State	(126)	853	341
Foreign	64	(128)	15
	(147)	(92)	324
Deferred:
Federal	4,091	(9,530)	—
State	(317)	(1,565)	—
Foreign	(12)	(3,729)	—
	3,762	(14,824)	—
Tax Provision (Benefit)	$3,615	$(14,916)	$324

(in thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Tax Rate Reconciliation
Tax Provision (Benefit) at Federal Statutory Rate	$4,413	$4,743	$4,329
State and Local Taxes, Net of Federal Tax Benefit	172	525	521
Effect of Changes in Tax Rates	(41)	(76)	(88)
Change in Unrecognized Tax Benefits	(562)	(1,029)	(96)
Valuation Allowance	—	(18,807)	(4,398)
Research and Development Credit	(106)	(22)	(79)
Manufacturing Deduction	(80)	(440)	—
Other, Net	(181)	190	135
Tax Provision (Benefit) at Effective Income Tax Rate	$3,615	$(14,916)	$324

Temporary differences that give rise to deferred tax assets and (liabilities) were as follows:

(in thousands)	Fiscal 2013	Fiscal 2012
Reserves Not Deductible Until Paid	$1,145	$1,270
Employee Benefit Liabilities	5,859	6,257
Net Operating Loss and Tax Credit Carryforwards	5,011	4,855
Property and Equipment	1,539	5,088
Other	351	434
Total Gross Deferred Tax Asset	$13,905	$17,904
Valuation Allowance	(567)	(567)
Total Net Deferred Tax Assets	$13,338	$17,337

The Company records deferred tax assets and liabilities using enacted tax rates on the differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. During fiscal 2012, MSC reduced its valuation allowance by $4.0 million for reductions in the deferred tax assets during the year. After considering all available positive and negative evidence, the Company reversed $14.8 million of the remaining valuation allowance on its U.S. and German deferred tax assets as of February 29, 2012, as the Company determined that it was more likely than not that these benefits would be realized. The Company maintains a valuation allowance of $0.6 million on its deferred tax asset for certain state net operating losses as of February 28, 2013, because it is not more likely than not that these benefits will be realized.

As of February 28, 2013, deferred tax assets for federal, state and foreign net operating losses and tax credit carry forwards of $3.8 million were available with an unlimited expiration date, and the remaining $1.2 million (net of federal taxes) expires in varying amounts in fiscal years 2018 through 2032.

The company considers its China location earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative undistributed earnings of its China subsidiary. Such undistributed earnings from MSC’s China subsidiary have been included in consolidated retained earnings in the amount of $0.6 million and $0.6 million as of February 28, 2013, and February 29, 2012, respectively. If MSC were to change its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of February 28, 2013, and February 29, 2012, foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant. MSC’s other consolidated foreign entities have cumulative undistributed losses. However, MSC considers all of its consolidated foreign entity earnings to be permanently reinvested.

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

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Gross unrecognized tax benefits at beginning of year	$1.1	$2.2	$2.5
Decreases in tax positions for prior years	(0.2)	(0.1)	(0.2)
Lapse in statute of limitations	(0.4)	(1.0)	(0.1)
Gross unrecognized tax benefits at end of year	$0.5	$1.1	$2.2

Amounts accrued for tax liabilities due to the potential change in judgments and estimates are $0.5 million at February 28, 2013. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $0.2 million at February 28, 2013, $0.9 million at February 29, 2012, and $1.4 million at February 28, 2011.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits of $0.5 million will decrease by up to $0.2 million during the next 12 months.

We file income tax returns in the U.S. on a federal basis and in a number of U.S., state and foreign jurisdictions. Our major tax jurisdictions are the U.S., Illinois, Michigan and Germany. For the U.S., Illinois, Michigan and Germany, the earliest fiscal years open for examination are 2012, 2009, 2008 and 2008, respectively. In January 2013, a U.S. income tax examination covering our fiscal years 2010 and 2011 was completed. The resolution of the U.S. tax audit did not materially affect the results of operations, financial position or cash flows.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The Company recorded negligible interest and penalties in the fiscal 2013, 2012 and 2011 Consolidated Statement of Operations, respectively. The total accrued interest expense related to tax uncertainties recognized in the Consolidated Balance Sheets was $0.2 million at February 28, 2013, and $0.3 million at February 29, 2012.

Note 9: Significant Customers and Export Sales

Due to the concentration in the automotive industry, sales to individual automotive customers—including indirect sales—are significant. The following table shows direct sales to our significant customers that represented 10% or more of consolidated net sales for any of fiscal 2013, 2012 or 2011.

	% of Consolidated Net Sales
Customer	Fiscal 2013	Fiscal 2012	Fiscal 2011
Chrysler LLC	20%	17%	17%
U.S. Steel	16%	22%	15%
Ford Motor Company	8%	12%	18%

The following table shows gross accounts receivable from these significant customers as a percentage of total consolidated gross accounts receivable as of February 28, 2013, and February 29, 2012.

	% of Consolidated Gross Accounts Receivable
Customer	February 28, 2013	February 29, 2012
Chrysler LLC	18%	18%
Ford Motor Company	8%	15%
U.S. Steel	5%	12%

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

Net Sales (in thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Domestic	$105,513	$121,684	$125,179
Foreign	15,494	15,050	12,445
Total	$121,007	$136,734	$137,624

Domestic net sales included sales originated by our domestic subsidiaries and shipped to customers located in Asia of $0.4 million and $3.5 million for fiscal 2012 and 2011, respectively. There were no sales from our domestic subsidiaries to customers located in Asia in fiscal 2013.

Note 10: Equity and Compensation Plans

The Company has one active equity award plan: the Material Sciences Corporation 2012 Incentive Compensation Plan (“2012 Plan”). The plan was approved on June 28, 2012, by the Company’s shareowners and replaced the Material Sciences Corporation Amended and Restated 1992 Omnibus Awards Plan for Key Employees (“1992 Plan”) and the Material Sciences Corporation Fiscal year 2006 Long-Term Incentive Plan for Non-Employee Directors (the “Director Plan”).

There are 2,130,789 shares authorized under the 2012 Plan (including 1,130,789 shares previously authorized under the 1992 Plan and either issued or available when that plan ended) to provide stock options, restricted stock and other equity awards under various programs to both employees and non-employee directors. Any shares related to forfeited, terminated or expired awards issued under the 1992 Plan will become available under the 2012 Plan. Non-qualified stock options generally vest over three years from the date of grant and expire between five and 10 years from the date of grant. Restricted stock and cash awards generally vest over three to five years from the date of grant. Shares of restricted stock are awarded in the name of the employee, who has all the rights of a shareowner, subject to certain restrictions or forfeitures. Restricted stock and cash awards have been issued with restrictions based upon time, Company performance, or a combination of both.

There were 150,000 shares authorized under the 2001 Directors Plan. This plan consisted of grants of stock options that provided for all or a portion of each non-employee director’s annual retainer. The 2001 Directors Plan expired on February 29, 2004 and no additional grants will be made under the plan. As of February 28, 2013, options for 3,537 shares were outstanding and exercisable under the 2001 Directors Plan.

The Company recorded $0.6 million, $0.3 million and $0.2 million of compensation expense related to stock options and restricted stock grants in fiscal 2013, 2012 and 2011, respectively.

Stock Option Activity

The Company granted 200,000 stock options during fiscal 2013, with a weighted average Black-Scholes value of $4.24 for each option. The Company granted 200,000 stock options during fiscal 2012 and the weighted average Black-Scholes value of each option granted was $4.13. The Company granted 200,000 stock options during fiscal 2011 and the weighted average Black-Scholes value of each option granted was $0.93. 22,304 options were exercised during fiscal 2012. As of February 28, 2013, there was $1.0 million of total gross compensation expense related to unvested stock option grants which is expected to be recognized ratably over a period ending in the first quarter of fiscal 2016.

The following tables summarize stock option activity for fiscal 2013:

	Options Outstanding
Stock Option Activity	Directors	Key Employees	Weighted Average Exercise Price	Aggregate Intrinsic Value (in $000’s)
Outstanding as of February 29, 2012	18,087	488,138	$5.84	$1,472
Granted	—	200,000	8.75
Exercised	—	—	—
Canceled/Forfeited	(14,550)	—	$11.00
Outstanding as of February 28, 2013	3,537	688,138	$6.57	$2,479
Exercisable as of February 28, 2013	3,537	113,138	$8.10
Vested or Expected to Vest as of February 28, 2013	3,537	688,138	$6.57	$2,479

The total intrinsic value of options exercised in fiscal 2012 was $0.1 million; no options were exercised in fiscal 2013 or fiscal 2011.

The Company has elected to use the Black-Scholes option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. MSC will reconsider use of this pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants in future periods have characteristics that cannot be reasonably estimated using this model. The following weighted average assumptions were used for the option grants in fiscal 2013 and 2012:

	2013	2012
Dividend Yield	0.0%	0.0%
Risk-Free Interest Rate	0.7%	2.5%
Expected Volatility	58.8%	58.8%
Expected Life (in Years)	5.0	6.5

MSC has not paid dividends in the past. As such, the Company uses a dividend yield percentage of zero. It uses a risk-free interest rate consistent with the yield available on a U.S. Treasury Note with a term equal to the expected term of the underlying grant. The expected volatility was estimated based upon the historical volatility of the Company’s share price. The expected life was an average of the initial vesting period and the original contractual term, as the Company does not have sufficient historical exercise data to otherwise estimate the expected life. The following table shows stock options outstanding and stock options exercisable at February 28, 2013:

	Options Outstanding as of February 28, 2013				Exercisable Options as of February 28, 2013
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (000s)
$ 2.00 - $ 5.00	175,000	4.0	$2.00		—	$0.00
$ 5.01 - $ 8.00	313,138	5.0	$7.68		113,138	$8.00
$ 8.01 - $11.00	200,000	6.0	$8.75		—	$0.00
$11.01 - $14.05	3,537	1.0	$11.31		3,537	$11.31
$ 2.00 - $14.05	691,675	5.0	$6.57	$2,479	116,675	$8.10	$243

Restricted Stock Activity

The following table summarizes restricted stock transactions for fiscal 2012 and 2013:

Unvested as of February 28, 2011	30,000
Granted	—
Vested	—
Canceled	—
Unvested as of February 29, 2012	30,000
Granted	17,330
Vested	(10,554)
Canceled	(146)
Unvested as of February 28, 2013	36,630

Beginning in September 2012, MSC began making quarterly grants of restricted stock to the non-employee directors of the company. Each grant represents the number of shares of our common stock equal to the quotient of $8,500 divided by the closing sale price of our common stock on the day preceding the grant date. Each non-employee director received 959 restricted shares in September 2012 and 946 restricted shares in December 2012. The shares will vest on the third anniversary of the grant date.

In March 2012, MSC granted 5,900 shares of restricted stock, which vested over one year, to certain members of management who elected to receive restricted stock in lieu of their annual compensation increase.

As of February 28, 2013, there was less than $0.1 million of total gross compensation expense related to unvested restricted stock grants which is expected to be recognized over a period ending in the first quarter of fiscal 2015, and less than $0.1 million of total gross expense related to unvested restricted stock granted to our non-employee directors which is expected to be recognized ratably over a period ending in the second quarter of fiscal 2016.

Employee Stock Purchase Plan

MSC has an Employee Stock Purchase Plan that permits eligible employees to buy shares of common stock on the last day of two six-month purchase periods (February 28 or 29 and August 31 of each year) at 85% of the fair market value of the stock on these dates. Shares of common stock sold to employees under this plan were 756 in fiscal 2013, 4,787 in fiscal 2012, and 4,096 in fiscal 2011. The amount the Company recorded as compensation expense related to this plan was less than $10 thousand in each period presented.

Treasury Stock

Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011, and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 283,388 shares under the September 2011 authorization during the twelve months ended February 28, 2013. At February 28, 2013, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 shares available for purchase under the September 2012 authorization.

The following table provides information about Company purchases of common stock (in thousands).

Period	Total Number of Shares Purchased	Total Cost	Total Number of Shares Purchased as Part of a Written Trading Plan(1)	Maximum Number of Shares that May Yet Be Purchased
March 1, 2010 – February 28, 2011	16	111	16	1,098
March 1, 2011 – February 29, 2012	2,450	17,538	2,450	648
March 1, 2012 – February 28, 2013	283	2,233	283	364
Total	2,749	$19,882	2,749
(1)

On February 25, 2011, the Company entered into a written trading plan as part of the existing share repurchase program. The plan expired on May 26, 2011, when all of the shares authorized in the plan had been purchased. On

May 27, 2011, the Company entered into a written trading plan to purchase up to 1,000,000 shares as part of the existing share repurchase program. The plan commenced on June 1, 2011, and expired on September 22, 2011, when 1,000,000 shares had been repurchased. On October 10, 2011, MSC entered into a new written trading plan to purchase up to 1,000,000 shares. 448,147 shares were purchased under this plan before it was replaced on July 16, 2012, by a new written trading plan to purchase up to 551,853 shares. 187,377 shares were purchased under the July 2012 plan before it expired on February 15, 2013. On February 15, 2013, MSC entered into a new written trading plan to purchase up to 364,476 shares. All of the trading plans were written under Rule 10b5-1 of the Exchange Act. As of February 28, 2013, all 364,476 shares remained to be purchased under this trading plan.

Note 11: Business Segments

MSC operates in one segment based on how the Chief Operating Decision Maker views its business for evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers, rubber and other coated materials used to manage noise and vibration. The coated metal material-based solutions include painted, electrogalvanized (“EG”), rubber and film protective, decorative and functional coatings applied to coiled metal of various widths and thicknesses. MSC’s material-based solutions are designed to meet specific customer requirements for the automotive, appliance, building products, lighting and electronics markets. The Company uses a significant level of shared assets and personnel across each of its product categories. Some customers purchase products from several different product categories.

Each of our domestic facilities houses one or more principal production lines. These lines are used to transform the coils of metal into materials for our customers in a continuous process. The process varies somewhat, depending on the application and what materials are to be bonded to the metal coil. However, the core production line equipment does not change markedly. The products are differentiated by the type of material bonded to the metal and the method used to bond them. Various coatings and/or films are applied by running the uncoiled metal ribbon through an applicator and baking the coating onto the metal in high temperature ovens. Our proprietary Quiet Steel is produced by bonding two metal coils together with highly engineered viscoelastic core materials. Zinc and zinc-nickel corrosion protections are applied by running the steel through electrolyte baths and galvanizing the material to the metal with electricity. This galvanization process is only performed at our Walbridge, Ohio facility.

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

Net sales by product category, net of intercompany activity, were as follows:

	Fiscal 2013		Fiscal 2012		Fiscal 2011
Net Sales ($ in millions)	$	%	$	%	$	%
Acoustical	$73.8	61	$68.3	50	$73.1	53
Coated	47.2	39	68.4	50	64.5	47
Total Net Sales	$121.0	100	$136.7	100	$137.6	100

Note 12: Earnings Per Share

Below is the computation of basic and diluted earnings per share for the fiscal years ended February 28 or 29, 2013, 2012 and 2011.

(in thousands except per share amounts)	2013	2012	2011
Net Income	$8,994	$28,467	$12,044
Weighted Average Number of Common Shares Outstanding Used for Basic Net Loss Per Share	10,298	11,350	12,906
Dilutive Stock Options	108	91	51
Dilutive Restricted Stock	19	—	—
Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	10,425	11,441	12,957
Basic Net Income Per Share:
Basic Net Income Per Share	$0.87	$2.51	$0.93
Diluted Net Income Per Share:
Diluted Net Income Per Share	$0.86	$2.49	$0.93

Approximately 400,000 options to purchase shares of common stock and shares of restricted stock were outstanding at the end of fiscal 2013 but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

Note 13: Selected Quarterly Results of Operations (Unaudited)

The table presented below is a summary of quarterly data for the years ended February 28, 2013 and February 29, 2012.

(in thousands except per share amounts) 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Fiscal Year
Net Sales	$34,834	$29,927	$30,387	$25,859	$121,007
Gross Profit	8,555	6,553	7,238	6,168	28,514
Income From Operations(1)	3,097	4,784	2,289	1,536	11,706
Total Other Income, Net	329	387	107	80	903
Net Income	$2,218	$3,253	$2,171	$1,352	$8,994
Basic Net Income Per Share(3)	$0.21	$0.31	$0.21	$0.13	$0.87
Diluted Net Income Per Share(3)	$0.21	$0.31	$0.21	$0.13	$0.86

2012
Net Sales	$36,036	$34,417	$34,009	$32,272	$136,734
Gross Profit	9,522	7,651	9,307	7,188	33,668
Income From Operations(2)	3,972	2,580	3,693	1,723	11,968
Total Other Income, Net	447	436	461	239	1,583
Net Income	$4,157	$3,021	$3,726	$17,563	$28,467
Basic Net Income Per Share(3)	$0.33	$0.26	$0.35	$1.65	$2.51
Diluted Net Income Per Share(3)	$0.33	$0.26	$0.34	$1.67	$2.49
(1)	Income from operations in the second quarter of fiscal 2013 included a gain on sale of $3.2 million as discussed in Note 18, “Sale of Elk Grove Village Building.”
(2)	Income from operations in the second and fourth quarters of fiscal 2012 included charges of $0.3 million and $0.3 million related to employee termination benefit expenses as discussed in Note 14, “Restructuring.”
(3)	The sum of the four quarters is not necessarily the same as the total for the year.

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

In the second quarter of fiscal 2012, MSC incurred employee termination benefit expenses of $0.3 million for certain SG&A positions. In the fourth quarter of fiscal 2012, MSC executed a restructuring plan that eliminated ten positions in our German subsidiary. The Company recognized approximately $0.3 million in employee termination benefit and related expenses. Of these expenses related to fiscal 2012 terminations, $0.4 million was paid in fiscal 2012; the remainder was paid in fiscal 2013.

The restructuring reserve as of February 28, 2013, is presented in the table below, which includes the fiscal 2011, 2012 and 2013 restructuring activities. The reserve is included in accrued payroll related expenses on the Consolidated Balance Sheets.

(in thousands)	Severance	Other	Total
Restructuring Reserve as of February 28, 2010	$1,424	$0	$1,424
Restructuring Reserve Recorded During Fiscal 2011	1,324	0	1,324
Cash Payments	(2,546)	0	(2,546)
Restructuring Reserve as of February 28, 2011	$202	$0	$202
Restructuring Reserve Recorded During Fiscal 2012	430	153	583
Cash Payment	(484)	(66)	(550)
Restructuring Reserve as of February 29, 2012	$148	$87	$235
Restructuring Reserve Recorded During Fiscal 2013	—	—	—
Cash Payment	(148)	(87)	(235)
Restructuring Reserve as of February 28, 2013	$—	$—	$—

Note 15: Asset Impairment

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

There were no impairments during fiscal 2012 or 2013.

Note 16: Middletown Asset Sale

The Company closed its coil coating facility in Middletown, Ohio, in July 2004. The carrying value of these assets prior to the sale was $2.9 million. On June 24, 2010, MSC sold the facility to NCI Group for $4.9 million. The Company recorded a gain on the sale of approximately $1.9 million (net of fees) in the second quarter of fiscal 2011.

Note 17: Elk Grove Village Asset Sale

On April 12, 2010, the Company sold a portion of its coil coating assets and associated business base to Roll Coater, Inc. (“Roll Coater”) for $10.0 million ($9.3 million after investment banking fees). Roll Coater purchased the coil coating machinery, related processing equipment, and corresponding customer base associated with MSC’s Plant #7 in Elk Grove Village, Illinois. Based on fiscal 2010 shipments, the associated business base included approximately $28.6 million in sales of general-line coil coated products. In addition, MSC and Roll Coater entered into a multi-year lease agreement to store the purchased equipment. The transaction did not include the sale of any real estate by MSC. The Company recorded a gain on the sale of approximately $4.7 million (net of $0.3 million of legal fees) in the first quarter of fiscal 2011. MSC also recorded $1.1 million of employee severance expense and $0.2 million of inventory write-off expenses in connection with the sale.

Note 18: Sale of Elk Grove Village Building

In April 2011, after receiving authorization from the Board of Directors, management committed to a plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois (the “Facility”). This building houses our corporate and general offices and previously housed our coil coating assets before they were sold in April 2010.

On July 23, 2012, MSC began leasing a portion of the Facility to Main Steel Polishing Company, Inc. The lease included approximately 240,000 square feet of the 280,000 square foot Facility. MSC entered into this lease to enhance the attractiveness of the Facility to potential buyers.

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

As discussed in Note 14, “Restructuring,” in the fourth quarter of fiscal 2012, MSC executed a restructuring plan that eliminated eight production and two SG&A positions in our German subsidiary. As a consequence of this reduction, we determined we would not be in compliance with the staff level requirements of the subsidy. We entered into negotiations with the State of Thüringen to settle the subsidy, and agreed to repay approximately $62 thousand of the subsidy plus approximately $12 thousand of accumulated interest on the repaid amount. We also agreed to a revised target staff level of 34 employees until February 2014. We carry the remaining balance of the subsidy as a current liability and amortize it into income over the remaining life of the surveillance period. The total remaining liability for the subsidy was $251 thousand at February 28, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the second quarter of fiscal 2013, the Audit Committee (the “Committee”) of the Board of Directors of Material Sciences Corporation (the “Company”) completed a competitive process to review the appointment of the Company’s independent registered public accounting firm for the year ending February 28, 2013. As a result of this process, on July 20, 2012, the Company notified Deloitte & Touche LLP (“Deloitte”) of their dismissal as the Company’s independent registered public accounting firm.

Deloitte’s audit reports on the Company’s consolidated financial statements for each of the years ended February 29, 2012, and February 28, 2011, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended February 29, 2012, and February 28, 2011, and the subsequent interim period through July 20, 2012, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Deloitte’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s financial statements for such years. During the years ended February 29, 2012, and February 28, 2011, and the subsequent interim period through July 20, 2012, there were no “reportable events” as defined in Item 304 (a)(1)(v) of Regulation S-K. The Company has provided Deloitte with a copy of the foregoing statements.

On July 20, 2012, the Committee approved the appointment of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2013. During the years ended February 29, 2012, and February 28, 2011, and through July 20, 2012, the date of Grant Thornton’s engagement as the Company’s independent auditors, neither the Company nor anyone on its behalf had consulted with Grant Thornton with respect to (1) the application of accounting principles as to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and Grant Thornton did not provide either written or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issuer or (2) any matter that was the subject of a disagreement with Deloitte (of which there were none) or any “reportable event.”

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, included our Chief Executive Officer and Chief financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of our CEO and CFO, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2013, based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework. The objective of this assessment is to determine whether MSC’s internal control over financial reporting was effective as of February 28, 2013. Based on managements’ assessment using the criteria in the Internal Control—Integrated Framework the Company’s internal control over financial reporting was effective on that date.

The effectiveness of internal control over financial reporting as of February 28, 2013, has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements for the year ended February 28, 2013. Grant Thornton’s attestation report on our internal control over financial reporting is included herein.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 which occurred during the quarter ended February 28, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other information required by this Item is incorporated by reference to the information in the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for the Annual Meeting of Shareowners on June 27, 2013 (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information in the sections entitled “Executive Compensation Tables” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information in the subsection entitled “Transactions with Related Persons” and the section entitled “Board of Directors and Corporate Governance” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information in the section entitled “Ratification of Appointment of Grant Thornton LLP” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

SCHEDULE II

Material Sciences Corporation and Subsidiaries Reserve for Receivable Allowances and Inventory Reserves

(In thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expense	Charged to Other Accounts	Reclassifications and Acquisitions	Deductions from Reserve	Balance at End of Year
Fiscal 2011 Receivable Allowances	$716	$1,328	$—	$—	$(1,624)	$420
Inventory Reserves	$2,527	$4,391	$—	$—	$(5,262)	$1,656
Fiscal 2012 Receivable Allowances	$420	$1,717	$—	$—	$(1,441)	$696
Inventory Reserves	$1,656	$4,710	$—	$—	$(5,024)	$1,342
Fiscal 2013 Receivable Allowances	$696	$1,920	$—	$—	$(2,127)	$489
Inventory Reserves	$1,342	$3,099	$—	$—	$(3,269)	$1,172

The activity in the receivable allowances account includes the Company’s bad debt, product claims and customer scrap allowance.

2. Exhibits

Reference is made to the Exhibit Index which begins on page 57.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Material Sciences Corporation

By:	/s/ CLIFFORD D. NASTAS
Clifford D. Nastas
Chief Executive Officer and Director

Date: May 6, 2013

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on May 6, 2013.

/s/ CLIFFORD D. NASTAS Clifford D. Nastas	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES D. PAWLAK James D. Pawlak	Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ TERRY L. BERNANDER Terry L. Bernander	Director

/s/ FRANK L. HOHMANN III Frank L. Hohmann III	Director

/s/ SAMUEL LICAVOLI Samuel Licavoli	Director

/s/ PATRICK J. MCDONNELL Patrick J. McDonnell	Director

/s/ JOHN P. REILLY John P. Reilly	Non-Executive Chairman of the Board

/s/ DOMINICK J. SCHIANO Dominick J. Schiano	Director

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3	(a)	Registrant’s Restated Certificate of Incorporation.(1)

3	(b)	Form of Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.(2)

3	(c)	Registrant’s By-laws, as amended.(3)

4	(a)	Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(4)

4	(b)	Revolving Loan Note between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(5)

4	(c)	Pledge and Security Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 12, 2008.(5)

4	(d)	Mortgage by the Company in favor of JPMorgan Chase Bank, N.A., dated May 12, 2008.(5)

4	(e)	First Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 28, 2009.(6)

4	(f)	Second Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated April 15, 2010.(7)

4	(g)	Third Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated January 31, 2011.(8)

4	(h)	First Amendment to Mortgage and Assignment of Leases and Rents between the Company and JPMorgan Chase Bank, N.A., dated May 10, 2011.(8)

4	(i)	Fourth Amendment to Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated May 10, 2011.(8)

10	(a)	Material Sciences Corporation Supplemental Pension Plan.(9)†

10	(b)	Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(9)†

10	(c)	Fiscal Year 2006 Long-Term Incentive Plan for Non-Employee Directors.(10)†

10	(d)	Lease and Agreement dated as of December 1, 1980, between Line 6 Corp. and Pre Finish Metals Incorporated, relating to Walbridge, Ohio facility.(11)

10	(e)	First Amendment to Lease and Agreement dated as of May 30, 1986, between Corporate Property Associates and Corporate Property Associates 2 and Pre Finish Metals Incorporated.(12)

10	(f)	Lease Guaranty dated as of May 30, 1986, from Material Sciences Corporation to Corporate Property Associates and Corporate Property Associates 2.(12)

10	(g)	Second Amendment to Lease and Agreement dated as of April 23, 2007, by and between Corporate Property Associates and Corporate Property Associates 4 as successor by merger with Corporate Property Associates 2 and MSC Engineered Materials and Solutions Group, Inc.(13)

10	(h)	Agreement dated as of May 30, 1986, between Material Sciences Corporation and Corporate Property Associates and Corporate Property Associates 2.(12)

10	(i)	Form of Indemnification Agreement between Material Sciences Corporation and each of its officers and directors.(12)†

10	(j)	Material Sciences Corporation Supplemental Retirement Plan.(14)†

10	(k)	Material Sciences Corporation 2012 Incentive Compensation Plan.(23)†

10	(l)	Form of Non-Qualified Stock Option Agreement for options granted under the Material Sciences Corporation 2012 Incentive Compensation Plan.**†

Exhibit Number		Description of Exhibit
10	(m)	Form of Material Sciences Corporation Restricted Stock Award Agreement for merit/stock exchange program awards granted under the Material Sciences Corporation 2012 Incentive Compensation Plan.**†

10	(n)	Form of Material Sciences Corporation Restricted Stock Award Agreement for awards granted to non-employee directors on or after September 1, 2012, under the Material Sciences Corporation 2012 Incentive Compensation Plan.(24)

10	(o)	Form of Non-Qualified Stock Option Agreement for options granted on or after April 11, 2008, under Material Sciences Corporation’s 1992 Omnibus Stock Awards Plan for Key Employees.(15)†

10	(p)	Material Sciences Corporation Fiscal Year 2009 Incentive Plan.(16)†

10	(q)	Form of Material Sciences Corporation Restricted Stock Award Agreement for awards granted on or after June 21, 2006 under the 1992 Omnibus Stock Awards Plan for Key Employees.(17)†

10	(r)	Form of Material Sciences Corporation Non-Qualified Stock Option Agreement for options granted on or after June 21, 2006, and before April 11, 2008, under the Material Sciences Corporation 1992 Omnibus Stock Awards Plan for Key Employees.(17)†

10	(s)	Employment agreement dated June 12, 2008, between Matthew M. Murphy and the Company regarding the assignment of Mr. Murphy to the role of Vice President— China Sales & Marketing based in Shanghai, China.(13)†

10	(t)	Material Sciences Corporation 2007 Employee Stock Purchase Plan.(19)†

10	(u)	Asset Purchase Agreement by and among Material Sciences Corporation, MSC Pre Finish Metals (EGV), Inc. and Roll Coater, Inc. dated as of April 12, 2010.(18)

10	(v)	Asset Purchase Agreement by and among Material Sciences Corporation, MSC Pre Finish Metals (MT) Inc. and NCI Group, Inc. dated as of June 24, 2010.(20)

10	(w)	Form of Material Sciences Corporation Restricted Stock Award Agreement for awards granted to Clifford D. Nastas under the 1992 Omnibus Stock Awards Plan for Key Employees.(22)†

10	(x)	Form of Material Sciences Corporation Restricted Stock Award Agreement for merit/stock exchange program awards granted after February 29, 2012 under the 1992 Omnibus Stock Awards Plan for Key Employees.(22)†

10	(y)	Form of Severance and Change in Control Agreement for Executive Officers of Material Sciences Corporation dated July 1, 2011 for Messrs. Nastas, Pawlak, Murphy, and Wilson.(22)†

10	(z)	Lease between Material Sciences Corporation as Landlord and Main Steel Polishing Company, Inc. as Tenant dated July 23, 2012. Certain exhibits and schedules to this Exhibit 10.1 have not been filed. Upon request, the registrant will furnish supplementally to the SEC a copy of any omitted exhibits or schedules.(24)(25)

10	(aa)	Purchase and Sale Agreement between Material Sciences Corporation as Seller and Torburn Partners, Inc. as Purchaser dated July 31, 2012. Certain exhibits and schedules to this Exhibit 10.2 have not been filed. Upon request, the registrant will furnish supplementally to the SEC a copy of any omitted exhibits or schedules.(24)(25)

10	(bb)	Lease between Torburn Partners, Inc. as Landlord and Material Sciences Corporation as Tenant dated July 31, 2012. Certain exhibits and schedules to this Exhibit 10.3 have not been filed. Upon request, the registrant will furnish supplementally to the SEC a copy of any omitted exhibits or schedules.(24)(25)

21		Subsidiaries of the Registrant.**

23.1		Consent of Grant Thornton LLP.**

23.2		Consent of Deloitte & Touche LLP.**

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Chief Financial Officer.**

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

101	The following materials from the Material Sciences Corporation’s Annual Report on Form 10-K for the year ended February 28, 2013, formatted in eXtensible Business Reporting Language (XBRL): i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Comprehensive Income, and (v) related notes.** (25)

**	Filed herewith.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report for the Period Ended August 31, 1997 (File No. 1-8803).
(2)	Incorporated by reference to the Registrant’s Form 8-A filed on June 20, 1996 (File No. 1-8803).
(3)	Incorporated by reference to the Registrant’s Form 10-Q Report for the Period Ended November 30, 2007 (File No. 1-8803).
(4)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2011 (File No. 1-8803).
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on May 16, 2008 (File No. 1-8803).
(6)	Incorporated by reference to the Registrant’s Form 10-Q Report for the Period Ended May 31, 2009 (File No. 1-8803).
(7)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2010 (File No. 1-8803).
(8)	Incorporated by reference to the Registrant’s Form 10-Q Report for the Period Ended May 31, 2011 (File No. 1-8803).
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-15679) filed on November 6, 1996.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2005 (File No. 1-8803).
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 2-93414), which was declared effective on November 27, 1984.
(12)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 1999 (File No. 1-8803).
(13)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2009 (File No. 1-8803).
(14)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 28, 2003 (File No. 1-8803).
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on April 14, 2008 (File No. 1-8803).
(16)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 29, 2008 (File No. 1-8803).
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on June 26, 2006 (File No. 1-8803).
(18)	Incorporated by reference to the Registrant’s Form 10-Q Report for the Period Ended November 30, 2008 (File No. 1-8803). The Company will furnish to the Securities and Exchange Commission a copy of any of the omitted schedules or exhibits upon request.
(19)	Incorporated by reference to the Registrant’s Schedule 14A filed on May 29, 2007.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on April 12, 2010 (File No. 1-8803).
(21)	Incorporated by reference to the Registrant’s Form 8-K filed on June 25, 2010 (File No. 1-8803).
(22)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended February 29, 2012 (File No. 1-8803).
(23)	Incorporated by referents to the Registrant’s Form 8-K filed on June 29, 2012.
(24)	Incorporated by reference to the Registrant’s form 10-Q Report for the Period Ended August 31, 2012 (File No. 1-8803).
(25)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.