Form 10-Q
period 2013-05-31
MATERIAL SCIENCES CORP
filed 2013-07-10
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 3, 2013, there were 10,315,628 outstanding shares of common stock, $.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Condensed financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands, except per share data)	2013	2012
Net Sales	$28,720	$34,834
Cost of Sales	22,632	26,279

Gross Profit	6,088	8,555
Selling, General and Administrative Expenses	4,900	5,458

Income from Operations	1,188	3,097

Other Income, Net:
Interest Income (Expense), Net	9	(6)
Equity in Results of Joint Venture	38	48
Rental Income	29	281
Other, Net	36	6

Total Other Income, Net	112	329

Income Before Provision (Benefit) for Income Taxes	1,300	3,426
Provision (Benefit) for Income Taxes	(69)	1,208

Net Income	$1,369	$2,218

Basic Net Income Per Share	$0.13	$0.21

Diluted Net Income Per Share	$0.13	$0.21

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income Per Share	10,217	10,455
Dilutive Shares	166	115

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	10,383	10,570
Outstanding Equity Awards Having No Dilutive Effect	250	428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	2013	2012
Net Income	$1,369	$2,218
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(77)	(945)
Retirement Liability, Net of Income Taxes of $55 and $61, Respectively	88	99

Total Other Comprehensive Income (Loss)	11	(846)

Comprehensive Income	$1,380	$1,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

Material Sciences Corporation and Subsidiaries

	May 31,	February 28,
(In thousands)	2013	2013
	(Unaudited)
Assets:
Current Assets:
Cash and Cash Equivalents	$35,130	$37,508
Restricted Cash	1,123	—
Receivables, Less Reserves and Allowances of $451 and $489, Respectively	18,075	17,675
Income Taxes Receivable	1,661	1,392
Prepaid Expenses	1,169	554
Inventories	24,031	24,944
Short-Term Deferred Tax Assets	4,171	4,191

Total Current Assets	85,360	86,264

Property, Plant and Equipment	122,471	120,586
Accumulated Depreciation	(92,419)	(91,426)

Net Property, Plant and Equipment	30,052	29,160

Other Assets:
Investment in Joint Venture	2,421	2,394
Long-Term Deferred Tax Assets	8,896	9,147
Other	138	141

Total Other Assets	11,455	11,682

Total Assets	$126,867	$127,106

Liabilities:
Current Liabilities:
Accounts Payable	$11,672	$11,061
Accrued Payroll Related Expenses	2,712	2,594
Accrued Expenses	4,190	5,799

Total Current Liabilities	18,574	19,454

Long-Term Liabilities:
Pension and Postretirement Liabilities	6,528	7,344
Long-Term Incentives	2,066	2,652
Other	2,740	2,720

Total Long-Term Liabilities	11,334	12,716

Commitments and Contingencies	—	—
Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	383	381
Additional Paid-In Capital	81,730	81,089
Treasury Stock at Cost	(76,756)	(76,756)
Retained Earnings	94,415	93,046
Accumulated Other Comprehensive Loss	(2,813)	(2,824)

Total Shareowners’ Equity	96,959	94,936

Total Liabilities and Equity	$126,867	$127,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flow (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended May 31,
(In thousands)	2013	2012
Cash Flows From:
Operating Activities:
Net Income	$1,369	$2,218
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Amortization and Accretion	1,033	1,299
Equity in Results of Joint Venture	(38)	(48)
Deferred Income Taxes	216	239
Compensatory Effect of Stock Plans	191	138
Changes in Assets and Liabilities:
Receivables	(418)	(815)
Income Taxes	(264)	676
Prepaid Expenses	(615)	(877)
Inventories	898	(1,365)
Accounts Payable	1,081	1,048
Accrued Expenses	(1,492)	(195)
Other, Net	(1,241)	(840)

Net Cash Provided by Operating Activities	720	1,478

Investing Activities:
Capital Expenditures	(2,401)	(1,024)
Restricted Cash	(1,123)	—

Net Cash Used in Investing Activities	(3,524)	(1,024)

Financing Activities:
Issuance of Common Stock	451	—
Purchases of Treasury Stock	—	(433)

Net Cash Provided by (Used in) Financing Activities	451	(433)

Effect of Exchange Rate Changes on Cash	(25)	(60)

Net Decrease in Cash	(2,378)	(39)
Cash and Cash Equivalents at Beginning of Period	37,508	28,201

Cash and Cash Equivalents at End of Period	$35,130	$28,162

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$711	$314
Treasury Stock Purchases in Accrued Liabilities at Quarter-End	$—	$25
Supplemental Cash Flow Disclosures:
Interest Paid	$5	$7
Income Taxes Paid (Refunded), Net	$(11)	$312

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The data as of May 31, 2013, and for the three months ended May 31, 2013 and 2012, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation and Subsidiaries (the “Company,” “we,” “our,” “us” or “MSC”), the data reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 6, 2013, for the fiscal year ended February 28, 2013 (“fiscal 2013”). A reclassification has been made to the prior years’ consolidated financial statements to conform to the 2014 presentation—“Long-Term Incentives” was reclassified from “Other” within the Long-Term Liabilities section of the Condensed Consolidated Balance Sheets.

(1)

Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $38,000 for the three months ended May 31, 2013, compared with income of $48,000 for the same period in fiscal 2013.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10 million Shares Authorized; 1 million Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $0.02 Par Value; 40,000,000 Shares Authorized; 19,133,731 Shares Issued and 10,309,559 Shares Outstanding as of May 31, 2013, and 19,058,923 Shares Issued and 10,198,121 Shares Outstanding as of February 28, 2013.

(4)	Treasury Stock. Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011, and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company did not repurchase any shares under the September 2011 or September 2012 authorizations during the three months ended May 31, 2013. At May 31, 2013, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 shares available for purchase under the September 2012 authorization.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2013	8,824,172	$76,756	$8.70
Repurchases During the Three Months Ended May 31, 2013	—	—

Treasury Stock as of May 31, 2013	8,824,172	$76,756	$8.70

On February 15, 2013, the Company entered into a written trading plan to purchase up to 364,476 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan will expire on February 15, 2014, or when all the shares have been repurchased, whichever occurs first.

(5)	Commodity Contracts. We are exposed to certain risks related to ongoing business operations. We enter into derivative instruments with the objective of managing our financial and operational exposure arising from these risks: primarily commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in its manufacturing processes. MSC maintains a policy regarding commodity forward purchase contracts. This policy seeks to ensure that, at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When we enter into these contracts, we apply the Normal Purchase/Normal Sale election, which excludes the contracts from being accounted for as derivative instruments at fair value for as long as they qualify for the election.

At May 31, 2013, we did not have any commodity contracts that we accounted for at fair value.

(6)	Adoption of New Accounting Standard. In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. The ASU was effective for reporting periods beginning after December 15, 2012. MSC adopted the ASU effective March 1, 2013. There was no impact to the condensed consolidated statements of operations, balance sheets or cash flows from adoption of the ASU.

(7)	Cash, Cash Equivalents and Restricted Cash. The Company maintains its cash balances in interest-bearing bank accounts and highly liquid investments with maturities of three months or less. At May 31, 2013, MSC had $27 million of U.S. Treasury bills and $8.1 million of cash.

We have issued two letters of credit in connection with our Midco environmental liability and a workers compensation insurance obligation. The Midco letter of credit is $1.0 million and the insurance letter of credit is $0.1 million. Previously, these letters of credit were secured by a credit line with JPMorgan Chase Bank, N.A. The credit line expired in May 2013, so we established a restricted cash account with the Bank to secure the two letters of credit. At May 31, 2013, we had restricted cash of $1.1 million.

(8)	Inventory. Inventories consisted of the following:

(in thousands)	May 31, 2013	February 28, 2013
Raw Materials	$9,947	$8,802
Finished Goods	14,084	16,142

Total Inventories	$24,031	$24,944

(9)	Long-Term Incentives. The Long-Term Incentives balances of $2.1 million and $2.7 million at May 31, 2013, and February 28, 2013, respectively, consisted entirely of Phantom Stock Liability. Phantom Stock Liability represents the value of long-term phantom stock units held by members of the Board of Directors. The units were awarded each quarter from June 2004 through June 2012 and are redeemed in cash after five years at the average of the closing prices for the preceding 30 trading days. The liability is adjusted to the current market value each quarter.

We also carry a current liability of $0.9 million (at the May 31, 2013, market value) for phantom stock units which will be redeemed within one year. This liability is included in Accrued Expenses within Current Liabilities

(10)	Significant Customers. Due to the concentration in the automotive industry, management believes that sales to individual automotive-related customers are significant. The following table shows sales to the Company’s significant customers as a percentage of consolidated net sales for the three months ended May 31, 2013 and 2012.

	% of Consolidated Net Sales for the Three Months Ended May 31,
Customer	2013	2012
Chrysler	21%	20%
US Steel	13%	16%
Ford	6%	11%

The following table shows gross accounts receivable from the Company’s significant customers as a percentage of total consolidated gross accounts receivable as of May 31, 2013, and February 28, 2013.

	% of Consolidated Gross Accounts Receivable
Customer	May 31, 2013	February 28, 2013
Chrysler	22%	18%
Ford	6%	8%
US Steel	6%	5%

(11)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. At May 31, 2013, MSC had a valuation allowance relating to certain state net operating losses.

The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $0.5 million at May 31, 2013, will significantly change during the next 12 months. The estimated range is zero to a decrease of $0.2 million.

For the three months ended May 31, 2013, MSC’s effective income tax rate for continuing operations was a benefit of 5.3%, compared with an expense of 35.3% in the same period last year. The lower rate in the period ended May 31, 2013, is primarily due to filing amended tax returns to claim foreign tax credits.

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

	Pension Benefits		Other Benefits
	Three Months Ended May 31,
(in thousands)	2013	2012	2013	2012
Service Cost	$—	$—	$5	$6
Interest Cost	136	146	19	19
Amortization of Unrecognized Prior Service Cost	—	—	(69)	(69)
Expected Return on Plan Assets	(163)	(143)	—	—
Amortization of Net Loss	150	164	51	49

Total Net Periodic Benefit Cost	$123	$167	$6	$5

MSC previously disclosed in the notes to its financial statements for the year ended February 28, 2013, that it expected to contribute $3.1 million—including $1.1 million of required minimum contributions and $2.0 million of additional contributions—toward its qualified and nonqualified defined benefit pension plans and $0.1 million toward its other post-retirement benefit plans other than pension plans in fiscal 2014. As of May 31, 2013, $0.8 million of contributions/payments have been made toward the pension plans and $0.1 million of net contributions/payments have been made to the other post-retirement plans.

(13)	Equity and Compensation Plans. The Company has one active equity award plan, the Material Sciences Corporation 2012 Incentive Compensation Plan (“2012 Plan”). There are 2,130,789 shares authorized under the 2012 Plan to provide stock options, restricted stock and other equity awards under various programs to both employees and non-employee directors. Non-qualified stock options generally vest over three years from the date of grant and expire between five and 10 years from the date of grant. Restricted stock awards generally vest over three to five years from the date of grant.

The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 3,537 stock options outstanding and exercisable under this plan at May 31, 2013.

Stock option activity during fiscal years 2012 and 2013 is listed below.

•	In March 2012, 200,000 options with a Black-Scholes value of $4.24 were granted.

•	In March 2013, 100,000 options with a Black-Scholes value of $4.70 were granted.

•	In May 2013, 67,680 options were exercised.

There were 720,458 stock options outstanding, of which 220,468 were exercisable, at May 31, 2013.

In March 2013, the Company issued 2,100 shares of restricted stock in lieu of salary increases, which will vest over one year. In March 2012, MSC issued 5,900 shares of restricted stock in lieu of salary increases, of which 5,754 have vested and 146 were forfeited.

In May 2012, MSC issued 10,000 shares of restricted stock, which will vest over three years, to our CEO for meeting performance objectives in fiscal 2012.

In September 2012, MSC began making quarterly grants of restricted stock to the non-employee directors of the company. Each grant to a director represents the number of shares of our common stock equal to the quotient of $8,500 divided by the closing sale price of our common stock on the day preceding the grant date. The shares will vest on the third anniversary of the grant date. Restricted shares granted are listed below:

Grant Date	Total Restricted Shares Granted
September 1, 2012	5,754
December 1, 2012	5,676
March 1, 2013	5,028

(14)

Segments. MSC operates in one segment based on how the Chief Operating Decision Maker views its business for evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers, rubber and other coated materials used to manage noise and vibration. The coated metal material-based solutions include painted, electrogalvanized (“EG”), rubber and film coatings that provide protective, decorative and functional performance. The coatings are applied to coiled metal of various widths and thicknesses. MSC’s material-based solutions are designed to meet specific customer requirements for the transportation, appliance, building products, lighting and electronics markets. Some customers purchase products from several different product categories.

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

	For the Three Months Ended May 31,
Net Sales ($ in thousands)	2013		2012
Acoustical	$18,422	64%	$19,922	57%
Coated	10,298	36	14,912	43

Total Net Sales	$28,720	100%	$34,834	100%

Net sales of our domestic and foreign units are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

	Three Months Ended May 31,
Net Sales (in thousands)	2013	2012
Domestic	$24,035	$30,525
Foreign	4,685	4,309

Total Net Sales	$28,720	$34,834

(15)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental accruals were approximately $1.2 million as of May 31, 2013, and $1.2 million as of February 28, 2013. Management does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, given the accruals recorded as of May 31, 2013, and, where applicable, taking into account contributions from other potentially responsible parties. There are, however, a number of uncertainties. These include, without limitation, the cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that could affect the Company’s exposure.

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

(16)	Restructuring. No restructuring activities occurred during the first quarter of fiscal 2014. During fiscal 2012, MSC recognized approximately $0.6 million in employee termination benefit and related expenses. All of the benefits were fully paid as of the end of the second quarter of fiscal 2013. There was no restructuring accrual as of May 31, 2013.

(17)	Sale of Elk Grove Village Building. In April 2011, after receiving authorization from the Board of Directors, management committed to a plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois (the “Facility”). This building houses our corporate offices and housed our coil coating assets before they were sold in April 2010. On July 23, 2012, MSC began leasing a portion of the Facility to Main Steel Polishing Company, Inc. The lease includes approximately 240,000 square feet of the 280,000 square foot Facility. MSC entered into this lease to enhance the attractiveness of the Facility to potential buyers.

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

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes, included in Item 1 of this Form 10-Q, and the audited Consolidated Financial Statements and related notes and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013, filed on May 6, 2013 (“Form 10-K”), as well as the Company’s other filings with the Securities and Exchange Commission.

Executive Summary

Material Sciences Corporation and its subsidiaries (the “Company,” “MSC,” “we,” “our” or “us”) design, manufacture and market material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers, rubber and other coated materials used to manage noise and vibration. The coated metal material-based solutions include painted, electrogalvanized (“EG”), rubber and film coatings that provide protective, decorative and functional performance. The coatings are applied to coiled metal of various widths and thicknesses. MSC’s material-based solutions are designed to meet specific customer requirements for the transportation, appliance, building products, lighting and electronics markets. Some customers purchase products from several different product categories. The Company uses a significant level of shared assets, and share resources for sales, general and administrative expense, and management across each of our product categories.

We continue our efforts to expand existing relationships in Asia through our sales offices in Korea, Malaysia and China, and have an ongoing relationship with Hae Won in Korea and Federal Iron Works in Malaysia for the production of our products.

As a part of our strategic planning process, management evaluates the strategic position, growth and economic value potential of our businesses with the objective of creating additional value for our shareholders. This planning process includes a review of organic growth opportunities, potential sales of assets, acquisitions of products or businesses, strategic partnerships, and optimum capital allocation. Although MSC has engaged in the sale of production and real estate assets in recent years, this is unlikely to continue in the near future.

Results of Operations

Below is a summary of our consolidated financial performance for the three months ended May 31, 2013 and 2012:

	Three Months Ended May 31,
($ in thousands)	2013	2012	% Variance
Net Sales	$28,720	$34,834	(17.6)%
Gross Profit	$6,088	$8,555	(28.8)%
% of Net Sales	21.2%	24.6%
Selling, General and Administrative	$4,900	$5,458	(10.2)%
% of Net Sales	17.1%	15.7%

Sales

($ in thousands)	Net Sales for the Three Months Ended May 31,
Application	2013	2012	$ Variance	% Variance
Acoustical	$18,422	$19,922	$(1,500)	(7.5)%
Coated	10,298	14,912	(4,614)	(30.9)%

Total	$28,720	$34,834	$(6,114)	(17.6)%

Comparison of Results of Operations for the Three Months Ended May 31, 2013 and 2012

Sales in the quarter ended May 31, 2013, decreased by $6.1 million from the prior fiscal year quarter.

Acoustical sales decreased $1.5 million from the prior year quarter. Engine sales declined $0.8 million due to lower shipments of both automotive and Class 8 truck applications products. Brake sales were lower by $0.5 million primarily due to weaker aftermarket brake sales in the North American market. Body panel Quiet Steel® sales for the first quarter of fiscal year 2013 declined $0.4 million due to vehicle builds. Other acoustical sales, primarily serving the disk drive and appliance markets, increased $0.2 million.

Sales of coated products declined $4.6 million compared with the prior year quarter. Sales of EG material declined by $3.3 million, mainly due to lower shipments to one of our steel mill customers who lost business to a competitor and because a portion of the prior year’s opportunistic sales did not repeat in the current year. Fuel tank sales decreased by $1.5 million from the prior year due to the continued conversion to plastic fuel tanks at Ford, which was partially offset by an increase in sales for fuel tank filler-tube products. The overall decline in coated product sales was partially offset by an increase of $0.8 million in aluminum pretreatment sales used in automotive applications. Other coated sales, net of returns and allowances declined by $0.6 million, driven primarily by a decline in scrap sales—due to lower production volumes—and other coil coated products.

Gross Profit

First quarter gross profit was $6.1 million or 21.2% of net sales for fiscal year 2014 compared with $8.6 million or 24.6% of net sales for fiscal year 2013. The primary reasons for the decline were lower sales and higher operating costs associated with a reduction in facility utilization. Lower facility utilization was also impacted by a $2.0 million reduction of finished goods inventory levels in the first quarter of fiscal year 2014. Gross profit was further reduced by a reduction in scrap sales because of the lower production volume. These factors were partially offset by lower costs for product-quality issues.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three months ended May 31, 2013, were $4.9 million, or 17.1% of net sales, compared with $5.5 million, or 15.7% of net sales, in the same period last year. This $0.6 million decrease was principally due to lower management incentive expenses and lower facility expenses—due to the August 2012 sale of the Plant 7 building in Elk Grove Village—partially offset by higher professional fees.

Total Other Income, Net

Total other income, net for the three months ended May 31, 2013, was $0.1 million compared with $0.3 million in the same period of fiscal 2013. The decrease was primarily due to the loss of rental income from the Plant 7 building.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. At May 31, 2013, MSC had a valuation allowance relating to certain state net operating losses.

The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $0.5 million at May 31, 2013, will significantly change during the next 12 months. The estimated range is zero to a decrease of $0.2 million.

For the three months ended May 31, 2013, MSC’s effective income tax rate for continuing operations was a benefit of 5.3%, compared with an expense of 35.3% in the same period last year. The lower rate in the period ended May 31, 2013, is primarily due to filing amended tax returns to claim foreign tax credits.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and sales of various assets. We believe that our cash on hand and cash generated from operations will be sufficient to fund our operations and meet our working capital needs for the foreseeable future.

During the first three months of fiscal 2014, we generated $0.7 million of cash from operating activities, compared with $1.5 million during the first three months of last fiscal year. The decrease was primarily because:

•	Net income was $0.8 million lower.

•	Accrued expenses decreased $1.5 million in the current quarter, compared with a decrease of $0.2 million in the prior year’s quarter. The additional use of cash was due principally to the payment of management incentives during the current quarter and a previously accrued workers compensation claim payout.

•	Income taxes receivable increased $0.2 million in the current quarter, compared with a $0.7 million increase in income taxes payable in the prior year quarter, resulting in a $0.9 million reduction in cash when comparing the two periods. This was mainly due to the difference in tax provisions between the two periods. The Company received a $1.4 million Federal tax refund in the second quarter of fiscal 2014, which will reduce the current income tax receivable balance.

•	Cash contributions to defined benefit pension plans increased $0.5 million as disclosed in our most recent Annual Report on Form 10-K.

•	These decreases in cash generated were partially offset by a $0.9 million decrease in inventory in fiscal 2014, compared with an increase of $1.4 million in fiscal 2013, as inventory levels at the end of fiscal 2012 were unusually low leading to an inventory build and use of cash in the prior year first quarter; and a reduction in accounts receivable of $0.4 million as the Company collected the majority of the past due amounts at February 28, 2013.

In the first three months of fiscal 2014, we invested $2.4 million in capital improvement projects, compared with $1.0 million in the same period last year. The increase was primarily attributable to additional investments in production equipment at our Walbridge, Ohio facilities to broaden our production capabilities and improve our efficiency. We also invested $1.1 million in a restricted cash account to secure two letters of credit related to our Midco environmental liability and a workers compensation insurance liability.

In May 2013, key employees exercised approximately 68 thousand stock options, generating $0.5 million of cash. In the first three months of fiscal 2014, we did not repurchase any of our common stock compared with $0.4 million of repurchases in the prior year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the assessment of our sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 6, 2013, for the fiscal year ended February 28, 2013.

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

Changes in internal control over financial reporting. During the quarter ended May 31, 2013, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth herein contain information on the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, read Item 9A of the Company’s 2013 Annual Report on Form 10-K as filed with the SEC on May 6, 2013.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended May 31, 2013

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, and results of operations, cash flows, and liquidity, and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2013, includes a detailed discussion of the risk factors we believe still exist in our business. In addition to those factors, other risks and uncertainties may have a material adverse effect on our business, financial condition, and/or operating results, cash flows, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011 and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company did not repurchase any shares under the September 2011 or September 2012 authorizations during the three months ended May 31, 2013. At May 31, 2013, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 shares available for purchase under the September 2012 authorization.

On February 15, 2013, the Company entered into a written trading plan to purchase up to 364,476 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan will expire on February 15, 2014, or when all the shares have been repurchased, whichever occurs first.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of July 2013.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James D. Pawlak
James D. Pawlak
Vice President, Chief Financial
Officer, Corporate Controller and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended May 31, 2013

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	The following data from the Material Sciences Corporation Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in eXtensible Business Reporting Language (XBRL®): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii)Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the related notes. (1)

(1)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.