Form 10-Q
period 2013-08-31
MATERIAL SCIENCES CORP
filed 2013-10-10
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of October 1, 2013, there were 10,322,055 outstanding shares of common stock, $0.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Condensed financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended		Six Months Ended
	August 31,		August 31,
(In thousands, except per share data)	2013	2012	2013	2012
Net Sales	$27,553	$29,927	$56,273	$64,761
Cost of Sales	21,553	23,374	44,185	49,653

Gross Profit	6,000	6,553	12,088	15,108
Selling, General and Administrative Expenses	4,577	4,985	9,477	10,443
Gain on Sale of Assets	—	3,216	—	3,216

Income from Operations	1,423	4,784	2,611	7,881

Other Income, Net:
Interest Income, Net	14	12	23	6
Equity in Results of Joint Venture	78	67	116	115
Rental Income	64	348	93	629
Other, Net	11	(40)	47	(34)

Total Other Income, Net	167	387	279	716

Income from Operations Before Provision for Income Taxes	1,590	5,171	2,890	8,597
Provision for Income Taxes	576	1,918	507	3,126

Net Income	$1,014	$3,253	$2,383	$5,471

Basic Net Income Per Share	$0.10	$0.31	$0.23	$0.53

Diluted Net Income Per Share	$0.10	$0.31	$0.23	$0.52

Weighted Average Number of Common Shares Outstanding
Used for Basic Net Income Per Share	10,271	10,332	10,244	10,393
Dilutive Shares	162	119	163	117

Weighted Average Number of Common Shares Outstanding
Plus Dilutive Shares	10,433	10,451	10,407	10,510

Outstanding Common Stock Options Having No Dilutive Effect	304	407	280	412

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
Net Income	$1,014	$3,253	$2,383	$5,471
Other Comprehensive Income:
Foreign Currency Translation Adjustments	(110)	(92)	(187)	(1,036)
Pension/Postretirement Adjustments, Net of Benefit for Income Taxes of $55, $82, $149 and $143, Respectively	152	133	241	232

Comprehensive Income	$1,056	$3,294	$2,437	$4,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

	August 31,	February 28,
(In thousands)	2013	2013
	(unaudited)	(audited)
Assets:
Current Assets:
Cash and Cash Equivalents	$38,470	$37,508
Restricted Cash	1,123	—
Receivables, Less Reserves and Allowances of $523 and $489, Respectively	16,924	17,675
Income Taxes Receivable	55	1,392
Prepaid Expenses	1,054	554
Inventories	24,176	24,944
Short Term Deferred Tax Assets	3,925	4,191

Total Current Assets	85,727	86,264

Property, Plant and Equipment	123,449	120,586
Accumulated Depreciation	(93,427)	(91,426)

Net Property, Plant and Equipment	30,022	29,160

Other Assets:
Investment in Joint Venture	2,209	2,394
Long Term Deferred Tax Assets	8,697	9,147
Other	215	141

Total Other Assets	11,121	11,682

Total Assets	$126,870	$127,106

Liabilities:
Current Liabilities:
Accounts Payable	$11,960	$11,061
Accrued Payroll Related Expenses	2,609	2,594
Accrued Expenses	4,352	5,799

Total Current Liabilities	18,921	19,454

Long-Term Liabilities:
Pension and Postretirement Liabilities	5,511	7,344
Long-Term Incentives	1,594	2,652
Other	2,615	2,720

Total Long-Term Liabilities	9,720	12,716

Commitments and Contingencies	—	—
Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	383	381
Additional Paid-In Capital	81,943	81,089
Treasury Stock at Cost	(76,756)	(76,756)
Retained Earnings	95,429	93,046
Accumulated Other Loss	(2,770)	(2,824)

Total Shareowners’ Equity	98,229	94,936

Total Liabilities and Equity	$126,870	$127,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Six Months Ended
	August 31,
(In thousands)	2013	2012
Cash Flows From:
Operating Activities:
Net Income	$2,383	$5,471
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Amortization and Accretion	1,962	2,450
Equity in Results of Joint Venture	(116)	(115)
Deferred Income Taxes	567	2,884
Gain on Sales of Assets	—	(3,216)
Compensatory Effect of Stock Plans	401	292
Changes in Assets and Liabilities:
Receivables	772	2,015
Income Taxes Receivable	1,367	(1,489)
Prepaid Expenses	(500)	(429)
Inventories	792	(1,134)
Accounts Payable	1,641	(1,152)
Accrued Expenses	(1,466)	(904)
Pension and Postretirement Liabilities	(1,833)	(692)
Other, Net	(754)	(93)

Net Cash Provided by Operating Activities	5,216	3,888

Investing Activities:
Capital Expenditures	(3,536)	(2,060)
Restricted Cash	(1,123)	—
Investment in Research Entity	(105)	—
Proceeds from Sale of Assets	—	9,180

Net Cash Provided by (Used In) Investing Activities	(4,764)	7,120

Financing Activities:
Purchases of Treasury Stock	—	(1,999)
Issuance of Common Stock	455	3

Net Cash Provided by ( Used In) Financing Activities	455	(1,996)

Effect of Exchange Rate Changes on Cash	55	(48)
Net Increase in Cash and Cash Equivalents	962	8,964
Cash and Cash Equivalents at Beginning of Period	37,508	28,201

Cash and Cash Equivalents at End of Period	$38,470	$37,165

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$424	$634
Treasury Stock Purchases in Accrued Liabilities at Period-End	$—	$14
Supplemental Cash Flow Disclosures:
Interest Paid	$12	$16
Income Taxes Paid (Refunded), Net	$(1,415)	$1,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The financial information as of August 31, 2013, and for the three and six months ended August 31, 2013 and 2012, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation and Subsidiaries (the “Company,” “we,” “our,” “us” or “MSC”), the information reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission on May 6, 2013, for the fiscal year ended February 28, 2013. A reclassification has been made to the prior years’ consolidated financial statements to conform to the 2014 presentation—“Pension and Postretirement Liabilities” was reclassified from “Other, Net” in the Condensed Consolidated Statements of Cash Flows.

(1)	Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was income of $78,000 and $116,000 for the three and six months ended August 31, 2013, respectively, compared with $67,000 and $115,000 for the three and six months ended August 31, 2012.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $0.02 Par Value; 40,000,000 Shares Authorized; 19,140,186 Shares Issued and 10,316,014 Shares Outstanding as of August 31, 2013, and 19,058,923 Shares Issued and 10,198,121 Shares Outstanding as of February 28, 2013.

(4)	Treasury Stock. The Company’s Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011, and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company did not repurchase any shares under the September 2011 or September 2012 authorizations during the six months ended August 31, 2013. At August 31, 2013, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 shares available for purchase under the September 2012 authorization.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2013	8,824,172	$76,756	$8.70
Repurchases During the Six Months Ended August 31, 2013	—	—

Treasury Stock as of August 31, 2013	8,824,172	$76,756	$8.70

On February 15, 2013, the Company entered into a written trading plan to purchase up to 364,476 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan will expire on February 15, 2014, or when all the shares have been repurchased, whichever occurs first.

(5)	Commodity Contracts. MSC is exposed to certain risks related to ongoing business operations. We use derivative instruments with the objective of managing our financial and operational exposure arising from these risks: primarily commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in our manufacturing processes. MSC maintains a commodity forward purchase policy. This policy seeks to ensure that, at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When MSC enters into these contracts, it applies the Normal Purchase/Normal Sale election, which excludes the contracts from being accounted for as derivative instruments at fair value for as long as they qualify for the election.

At August 31, 2013, we did not have any commodity contracts that we accounted for at fair value.

(6)	Cash, Cash Equivalents and Restricted Cash. The Company maintains its cash balances in interest-bearing bank accounts and highly liquid investments with maturities of three months or less. At August 31, 2013, MSC had $27.0 million of U.S. Treasury bills and $11.5 million of cash.

We have issued two letters of credit in connection with our Midco environmental liability and a workers’ compensation insurance obligation. The Midco letter of credit is $1.0 million and the insurance letter of credit is $0.1 million. The letters of credit are secured by restricted cash deposited with JPMorgan Chase Bank. At August 31, 2013, we had restricted cash of $1.1 million.

(7)	Inventory. Inventories consist of the following:

(in thousands)	August 31, 2013	February 28, 2013
Raw Materials	$9,230	$8,802
Finished Goods	14,946	16,142

Total Inventories	$24,176	$24,944

(8)	Long-Term Incentives. The Long-Term Incentives balances of $1.6 million and $2.7 million at August 31, 2013, and February 28, 2013, respectively, consisted entirely of Phantom Stock Liability. Phantom Stock Liability represents the value of long-term phantom stock units held by members of the Board of Directors. The units were awarded each quarter from June 2004 through June 2012 and are redeemed in cash after five years at the average of the closing prices for the preceding 30 trading days. The liability is adjusted to the current market value each quarter.

We also carry a current liability of $1.4 million (at the August 31, 2013 market value) for phantom stock units which will be redeemed within one year. This liability is included in Accrued Expenses within Current Liabilities.

(9)	Significant Customers. Due to the concentration in the automotive industry, management believes that sales to individual automotive customers—both Tier 1 and Tier 2 (including US Steel)—are significant. The following table shows sales to the Company’s major customers as a percentage of consolidated net sales for the three and six months ended August 31, 2013 and 2012.

	% of Consolidated Net Sales for the Three Months Ended August 31,		% of Consolidated Net Sales for the Six Months Ended August 31,
Customer	2013	2012	2013	2012
Chrysler	19%	21%	20%	20%
US Steel	14%	15%	13%	15%

The following table shows gross accounts receivable from these significant customers as a percentage of total consolidated gross accounts receivable as of August 31, 2013, and February 28, 2013.

	% of Consolidated Gross Accounts Receivable
Customer	August 31, 2013	February 28, 2013
Chrysler	18%	18%
US Steel	7%	12%

(10)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. At August 31, 2013, MSC had valuation allowance relating to certain state net operating losses.

The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $0.5 million at August 31, 2013, will significantly change during the next 12 months. The estimated range is a decrease of zero to $0.2 million.

For the three and six months ended August 31, 2013, MSC’s effective income tax rate for continuing operations was 36.2% and 17.5%, respectively, compared with 37.1% and 36.4%, respectively in the same periods last year. The lower rate in the six-month period ended August 31, 2013, was primarily due to filing amended returns to claim foreign tax credits.

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

	Pension Benefits		Other Benefits
(in thousands)	Three Months Ended August 31,
	2013	2012	2013	2012
Service Cost	$—	$—	$6	$6
Interest Cost	137	146	19	19
Amortization of Unrecognized Prior Service Cost	—	—	(69)	(69)
Expected Return on Plan Assets	(163)	(143)	—	—
Amortization of Net Loss	150	164	50	49

Total Net Periodic Benefit Cost	$124	$167	$6	$5

	Pension Benefits		Other Benefits
(in thousands)	Six Months Ended August 31,
	2013	2012	2013	2012
Service Cost	$—	$—	$11	$11
Interest Cost	273	291	38	39
Amortization of Unrecognized Prior Service Cost	—	—	(138)	(138)
Expected Return on Plan Assets	(326)	(285)	—	—
Amortization of Net Loss	299	327	101	98

Total Net Periodic Benefit Cost	$246	333	$12	$10

MSC previously disclosed in the notes to its financial statements for the year ended February 28, 2013, that it expected to contribute $3.1 million—including $1.1 million of required minimum contributions and $2.0 million of additional contributions—toward its qualified and nonqualified defined benefit pension plans and $0.1 million toward its other post-retirement benefit plans other than pension plans in fiscal 2014. As of August 31, 2013, $1.6 million of contributions/payments have been made toward the pension plans and less than $0.2 million of net contributions/payments have been made to the other post-retirement plans, which is higher than expected due to higher than normal health care claims for certain retirees.

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

The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 3,537 stock options outstanding and exercisable under this plan at August 31, 2013.

Stock option activity during fiscal years 2012 and 2013 is listed below.

•	In March 2012, 200,000 options with a Black-Scholes value of $4.24 were granted.

•	In March 2013, 100,000 options with a Black-Scholes value of $4.70 were granted.

•	In May 2013, 67,680 options were exercised.

There were 720,458 stock options outstanding, of which 220,458 were exercisable, at August 31, 2013.

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

Grant Date	Fiscal 2014	Fiscal 2013
March 1	5,028	—
June 1	6,069	—
September 1	—	5,754
December 1	—	5,676

(13)	Segments. MSC operates in one segment based on how the Chief Operating Decision Maker views its business for evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers, rubber and other coated materials used to manage noise and vibration. The coated metal material-based solutions include painted, electrogalvanized (“EG”), rubber and film coatings that provide protective, decorative and functional performance. The coatings are applied to coiled metal of various widths and thicknesses. MSC’s material-based solutions are designed to meet specific customer requirements for the transportation, appliance, building products, lighting and electronics markets. Some customers purchase products from several different product categories.

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

	Three Months Ended August 31,				Six Months Ended August 31,
	2013		2012		2013		2012
($ in thousands)	$	%	$	%	$	%	$	%
Acoustical	17,942	65	19,360	65	36,363	65	39,283	61
Coated	9,611	35	10,567	35	19,910	35	25,478	39

Total Net Sales	$27,553	100%	$29,927	100%	$56,273	100%	$64,761	100%

Net sales of our domestic and foreign units are presented in the table below. No one foreign country comprised greater than 10% of consolidated net sales for any period presented.

($ in thousands)	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Domestic Net Sales	$23,073	$26,228	$47,107	$56,752
Foreign Net Sales	4,480	3,699	9,166	8,009

Total Net Sales	$27,553	$29,927	$56,273	$64,761

(14)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental accruals were approximately $1.1 million as of August 31, 2013, and $1.2 million as of February 28, 2013. Management does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, given the accruals recorded as of August 31, 2013, and, where applicable, taking into account contributions from other potentially responsible parties. There are, however, a number of uncertainties. These include, without limitation, the eventual final cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that could affect the Company’s exposure.

On October 4, 2013, the Company received a letter from the electric utility serving its Walbridge, Ohio facility alleging that the facility had exceeded power consumption limits during a declared Emergency Curtailment Event (i.e., a period of time in which the utility can require that certain customers reduce electricity demand to avoid over-stressing the utility’s distribution or transmission infrastructure) in September 2013 (the “Emergency Curtailment Event”). Pursuant to the terms of its agreement with the utility, the Company has agreed to reduce its use of energy provided by the utility during an Energy Curtailment Event, subject to specified procedures, terms and conditions included in such agreement, in exchange for the utility’s issuance of program credits to the Company, which credits reduce the facility’s monthly payments for usage to the utility. In connection with the alleged failure by the Company to meet its obligations regarding the Emergency Curtailment Event, in October 2013 the utility assessed a penalty to the Company of approximately $2.4 million, substantially all of which represents a forfeiture of program credits issued to the Company during the prior 12 months. The Company plans to administratively challenge (i.e. appeal) the penalty at the Public Utilities Commission of Ohio and seek the elimination of the amount of such penalty. While the Company believes it has reasonable grounds to challenge the penalty assessed by the utility, there can be no assurance that the penalty will be eliminated, or reduced in any material respect. If the Company does not prevail in having the payment of the penalty withdrawn or significantly reduced, this would have a material adverse effect on the Company’s results of operations, financial position and cash flows.

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

(15)	Restructuring. During fiscal 2012, MSC recognized approximately $0.6 million in employee termination benefit and related expenses. All of the benefits were fully paid as of the end of the second quarter of fiscal 2013. There was no restructuring accrual as of August 31, 2013.

(16)	Sale of Elk Grove Village Building. In April 2011, after receiving authorization from the Board of Directors, management committed to a plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois (the “Facility”). This building houses our corporate offices and housed our coil coating assets before they were sold in April 2010.

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

As a part of our strategic planning process, management evaluates the strategic position, growth and economic value potential of our businesses with the objective of creating additional value for our shareholders. This planning process includes a review of organic growth opportunities, potential sales of assets, acquisitions of products or businesses, strategic partnerships, and optimum capital allocation. As a result of this process, during the second quarter of fiscal 2014, we entered into an exclusive licensing agreement with, and began investing in, Productive Research LLC, which owns proprietary technology surrounding lightweight metal composites.

Separately, we also received our first customer approvals to provide EG coatings for advanced high-strength steel. As we discussed in our Form 10-K, vehicle manufacturers are considering the use of high-strength steel as a means of achieving weight-reduction in their vehicles.

Results of Operations

Here is a summary of our consolidated financial performance:

	Three Months Ended August 31,			Six Months Ended August 31,
($ in thousands)	2013	2012	% Variance	2013	2012	% Variance
Net Sales	$27,553	$29,927	(7.9)%	$56,273	$64,761	(13.1)%
Gross Profit	$6,000	$6,553	(8.4)%	$12,088	$15,108	(20.0)%
% of Net Sales	21.8%	21.9%		21.5%	23.3%
Selling, General and Administrative	$4,577	$4,985	(8.2)%	$9,477	$10,443	(9.3)%
% of Net Sales	16.6%	16.7%		16.8%	16.1%

Sales

($ in thousands)	Net Sales for the Three Months Ended August 31,
Application	2013	2012	$ Variance	% Variance
Acoustical	$17,942	$19,360	($1,418)	(7.3)%
Coated	9,611	10,567	(956)	(9.0)%

Total	$27,553	$29,927	($2,374)	(7.9)%

($ in thousands)	Net Sales for the Six Months Ended August 31,
Application	2013	2012	$ Variance	% Variance
Acoustical	$36,363	$39,283	($2,920)	(7.4)%
Coated	19,910	25,478	(5,568)	(21.9)%

Total	$56,273	$64,761	($8,488)	(13.1)%

Comparison of Results of Operations for the Three Months Ended August 31, 2013 and 2012

Net sales in the quarter ended August 31, 2013 were $27.6 million, a decrease of $2.4 million from the prior fiscal year quarter.

Acoustical sales decreased $1.4 million from the prior year quarter. Body panel Quiet Steel® sales for the quarter declined $0.7 million due to lower vehicle builds at Chrysler, Nissan and General Motors. Sales of engine-related products declined $0.5 million due to lower shipments of OE automotive products, mainly the result of end-of-life programs and lower vehicle and Class 8 truck production versus fiscal 2013. Brake sales were lower by $0.1 million primarily due to weaker aftermarket and OE brake sales in the North American market, partially offset by stronger OE brake sales in Europe and brake sales in Asia. Other acoustical sales, net of returns and allowances, decreased $0.1 million due to lower scrap sales related to lower production volumes.

Sales of coated products declined by $1.0 million. Fuel tank sales decreased by $1.2 million from the prior year; $0.9 million due to the continued conversion to plastic fuel tanks at Ford, and the remaining decline due to lower shipments of other fuel tank applications. Electrobrite® sales declined $0.2 million due to lower shipments of appliance related products. These declines were partially offset by an increase of $0.6 million of EG sales —due to stronger shipments to one mill customer, partially offset by lower shipments to another mill customer which lost business to a competitor. Aluminum pretreatment sales, used in automotive applications, increased $0.2 million. Other coated sales, net of returns and allowances, declined by $0.4 million, driven primarily by a decline in other coated product sales and lower scrap sales due to lower production volumes.

Gross Profit

Second quarter gross profit was $6.0 million or 21.8% of net sales for fiscal year 2014 compared with $6.6 million or 21.9% of net sales for fiscal year 2013. The primary cause of the lower gross profit was our lower sales in both the acoustical and coated product groups.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three months ended August 31, 2013, were $4.6 million, or 16.6% of net sales, compared with $5.0 million, or 16.7% of net sales, in the same period last year. SG&A expenses in the second quarter of fiscal 2014 were lower by $0.4 million due to lower director stock incentive expense—based on stock price—and lower management incentive expenses, partially offset by higher professional services expenses.

Gain on Sale of Assets

On August 31, 2012, MSC sold the Elk Grove Village Plant #7 to Torburn Partners, Inc. for cash. The net proceeds from the sale were approximately $9.2 million. The Company recognized a gain of approximately $3.2 million on the sale.

Total Other Income, Net

Total other income, net was $0.2 million for the three months ended August 31, 2013, and $0.4 million for the three months ended August 31, 2012. A decrease in rental income due to the sale of the Elk Grove Village building was partially offset by increases in foreign exchange and joint venture income.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. At August 31, 2013, MSC had a valuation allowance relating to certain state net operating losses. The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $0.5 million at August 31, 2013, will significantly change during the next 12 months. The estimated range is a decrease of zero to $0.2 million.

For the three months ended August 31, 2013, MSC’s effective income tax rate for continuing operations was 36.2% compared with 37.1% in the same period last year.

Comparison of Results of Operations for the Six Months Ended August 31, 2013 and 2012

Net sales in the six months ended August 31, 2013, were $56.3 million, a decrease of $8.5 million from the prior fiscal year period.

Acoustical sales decreased $2.9 million from the prior year period. Body panel Quiet Steel sales declined $1.1 million due to lower vehicle builds at Chrysler, Nissan and General Motors. Sales of engine related products declined $1.3 million due to lower shipments of OE automotive products, mainly the result of end-of-life programs and lower vehicle and Class 8 truck production versus fiscal 2013. Brake sales were lower by $0.6 million primarily due to weaker aftermarket and OE brake sales in the North American market, partially offset by higher OE brake sales in Europe and increased brake sales in Asia. Other acoustical sales, net of returns and allowances, increased $0.1 million driven by higher sales of disk drive-related products.

Sales of coated products decreased $5.6 million. Fuel tank sales decreased by $2.7 million from the prior year, primarily due to the continued conversion to plastic fuel tanks at Ford. Sales of EG material declined $2.7 million, principally due to lower sales to one of our steel mill customers, which lost sales to a competitor. Electrobrite sales declined $0.2 million due to lower shipments of appliance-related products. These declines were partially offset by an increase of $1.0 million of aluminum pretreatment sales used in automotive applications. Other coated sales, net of returns and allowances, declined by $1.0 million, driven by a decline of $0.5 million in other coated product sales and a decrease of $0.5 million in scrap sales due to lower production volumes.

Gross Profit

Gross profit for the six months ended August 31, 2013, was $12.1 million, or 21.5% of net sales, compared to $15.1 million, or 23.3% or net sales, for the same period in fiscal year 2013. The decline of $3.0 million was primarily due to lower sales and the higher operating cost associated with lower facility utilization. In addition, scrap sales declined due to lower production volume.

Selling, General and Administrative Expenses

SG&A expenses were $9.5 million, or 16.8% of net sales, for the six months ended August 31, 2013, compared to $10.4 million, or 16.1% of net sales, in the same period last year. The decrease in expenses was principally due to lower management incentive expenses and director stock incentive expenses—based on stock price—as well as lower facility expenses due to the sale of the Elk Grove Village building and lower product development costs. These decreases were partially offset by higher employee-related expenses from higher staffing levels in sales and marketing, and higher professional services expenses.

Gain on Sale of Assets

On August 31, 2012, MSC sold the Elk Grove Village Plant #7 to Torburn Partners, Inc. for cash. The net proceeds from the sale were approximately $9.2 million. The Company recognized a gain of approximately $3.2 million on the sale.

Total Other Income, Net

Total other income, net for the six months ended August 31, 2013, was $0.3 million compared with $0.7 million in the same period of fiscal 2013. The decrease was primarily due to lower rental income due to the sale of the Elk Grove Village building, partially offset by foreign exchange gains.

Income Taxes

The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $0.5 million at August 31, 2013, will significantly change during the next 12 months. The estimated range is a decrease of zero to $0.2 million.

For the six months ended August 31, 2013, MSC’s effective income tax rate for continuing operations was 17.5%, compared with 36.4% in the same period last year. The lower rate in the period ended August 31, 2013, was primarily due to filing amended returns to claim foreign tax credits.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and sales of various assets. We believe that our cash on hand and cash generated from operations will be sufficient to fund our operations and meet our working capital needs for the foreseeable future.

During the first six months of fiscal 2014, we generated $5.1 million of cash from operating activities compared with $3.9 million during the first six months of last fiscal year. The increase was primarily because:

•	We generated $0.8 million in cash by reducing inventory during the first six months of fiscal 2014 because we began the year with higher inventory levels. We used $1.1 million of cash increasing inventory in the same prior year period, resulting in a $1.9 million increase in cash when comparing the two periods.

•	Cash generated from accounts payable was $1.6 million in the first six months of fiscal 2014, compared with cash used of $1.2 million in the prior year period. The change of $2.7 million is due to normal changes in accounts payable related to changes in production activities.

•	Income taxes receivable decreased $1.4 million in the first six months of fiscal 2014 principally due to the receipt of an income tax refund of $1.5 million. In the first six months of fiscal 2013, income taxes receivable increased $1.5 million, resulting in a $2.9 million increase in cash generated when comparing the two periods. The tax refund was principally due to the tax loss on the sale of the Elk Grove Village building.

These increases were partially offset by:

•	Net income after adjustment for noncash items decreased $2.6 million from the prior year period.

•	Cash generated from accounts receivable activities in the current year period was $1.2 million less than in the prior year period due to reduced sales in the current period.

•	Accrued expenses and other net assets and liabilities caused a $2.5 million decrease in cash due to higher payments of management incentives, payment of a previously accrued workers’ compensation claim, higher contributions to defined benefit pension plans, and a reduction in phantom stock liability.

In the first six months of fiscal 2014, we invested $3.5 million in capital improvement projects, compared with $2.1 million in the same period last year. The increase was primarily attributable to additional investments for production equipment at our Walbridge, Ohio facility to broaden our production capabilities and improve efficiency. We invested $1.1 million in restricted cash to support two letters of credit. We also made an initial quarterly equity investment of $0.1 million in Productive Research LLC that owns proprietary technology surrounding lightweight metal composites for use in the transportation industry—the investment is included in Other under Other Assets in the Condensed Consolidated Balance Sheets. In fiscal 2013, we generated $9.2 million from the sale of our Elk Grove Village building.

In the first six months of fiscal 2014, we did not repurchase any of our common stock compared with $2.0 million of repurchases in the prior year period. In May 2013, key employees exercised approximately 68,000 stock options, generating approximately $0.5 million of cash.

Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011 and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company did not repurchase any shares under the September 2011 or September 2012 authorizations during the three months ended August 31, 2013. At August 31, 2013, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 shares available for purchase under the September 2012 authorization.

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental reserves were approximately $1.1 million at August 31, 2013, and $1.2 million at February 28, 2013. Refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements entitled “Commitments and Contingencies” for additional information.

On October 4, 2013, the Company received a letter from the electric utility serving its Walbridge, Ohio facility alleging that the facility had exceeded power consumption limits during a declared Emergency Curtailment Event (i.e., a period of time in which the utility can require that certain customers reduce electricity demand to avoid over-stressing the utility’s distribution or transmission infrastructure) in September 2013 (the “Emergency Curtailment Event”). Pursuant to the terms of its agreement with the utility, the Company has agreed to reduce its use of energy provided by the utility during an Energy Curtailment Event, subject to specified procedures, terms and conditions included in such agreement, in exchange for the utility’s issuance of program credits to the Company, which credits reduce the facility’s monthly payments for usage to the utility. In connection with the alleged failure by the Company to meet its obligations regarding the Emergency Curtailment Event, in October 2013 the utility assessed a penalty to the Company of approximately $2.4 million, substantially all of which represents a forfeiture of program credits issued to the Company during the prior 12 months. The Company plans to administratively challenge (i.e. appeal) the penalty at the Public Utilities Commission of Ohio and seek the elimination of the amount of such penalty. While the Company believes it has reasonable grounds to challenge the penalty assessed by the utility, there can be no assurance that the penalty will be eliminated, or reduced in any material respect. If the Company does not prevail in having the payment of the penalty withdrawn or significantly reduced, this would have a material adverse effect on the Company’s results of operations, financial position and cash flows.

Contractual Obligations

As of August 31, 2013, there were no significant changes to the contractual obligations table presented in our Form 10-K.

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

Changes in internal control over financial reporting. During the quarter ended August 31, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The required certifications of our principal executive and financial officers are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures in this Item 4 contain information on the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. For a more complete understanding of the matters covered by the certifications, these should be read in conjunction with Item 9A of the Company’s 2013 Annual Report on Form 10-K filed with the SEC on May 6, 2013.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended August 31, 2013

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011 and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company did not repurchase any shares under the September 2011 or September 2012 authorizations during the six months ended August 31, 2013. At August 31, 2013, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 shares available for purchase under the September 2012 authorization.

On February 15, 2013, the Company entered into a written trading plan to purchase up to 364,476 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan will expire on February 15, 2014, or when all the shares have been repurchased, whichever occurs first.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of October 2013.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas Chief Executive Officer

By:	/s/ James D. Pawlak
James D. Pawlak
Vice President, Chief Financial Officer, Corporate Controller and Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended August 31, 2013

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	The following data from the Material Sciences Corporation Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in eXtensible Business Reporting Language (XBRL®): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the related notes. (1)

(1)	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.