Form 10-Q
period 2013-11-30
MATERIAL SCIENCES CORP
filed 2014-01-09
CIK 755003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 6, 2014, there were 10,328,012 outstanding shares of common stock, $0.02 par value.

MATERIAL SCIENCES CORPORATION

FORM 10-Q

For the Quarter Ended November 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(a)	Condensed financial statements of Material Sciences Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net Sales	$30,509	$30,387	$86,782	$95,148
Cost of Sales	24,432	23,149	68,617	72,802

Gross Profit	6,077	7,238	18,165	22,346
Selling, General and Administrative Expenses	4,460	4,949	13,937	15,392
Gain on Sale of Assets	—	—	—	3,216

Income from Operations	1,617	2,289	4,228	10,170

Other Income, Net:
Interest Income, Net	12	4	35	10
Equity in Results of Joint Venture	(2)	89	114	204
Rental Income	64	6	157	635
Other, Net	(3)	8	44	(26)

Total Other Income, Net	71	107	350	823

Income from Operations Before Provision for Income Taxes	1,688	2,396	4,578	10,993
Provision for Income Taxes	619	225	1,126	3,351

Net Income	$1,069	$2,171	$3,452	$7,642

Basic Net Income Per Share	$0.10	$0.21	$0.34	$0.74

Diluted Net Income Per Share	$0.10	$0.21	$0.33	$0.73

Weighted Average Number of Common Shares Outstanding Used for Basic Net Income Per Share	10,271	10,213	10,253	10,334
Dilutive Shares	159	134	159	123

Weighted Average Number of Common Shares Outstanding Plus Dilutive Shares	10,430	10,347	10,412	10,457

Outstanding Common Stock Options Having No Dilutive Effect	304	207	292	416

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Material Sciences Corporation and Subsidiaries

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Net Income	$1,069	$2,171	$3,452	$7,642
Other Comprehensive Income:
Foreign Currency Translation	123	322	(64)	(714)
Pension/Postretirement Adjustments, Net of Benefit for Income Taxes of $50, $72, $199 and $215, Respectively	81	116	322	348

Comprehensive Income	$1,273	$2,609	$3,710	$7,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

Material Sciences Corporation and Subsidiaries

	November 30,	February 28,
(In thousands)	2013	2013
	(unaudited)	(audited)
Assets:
Current Assets:
Cash and Cash Equivalents	$38,336	$37,508
Restricted Cash	1,123	—
Receivables, Less Reserves and Allowances of $817 and $489, Respectively	20,871	17,675
Income Taxes Receivable	377	1,392
Prepaid Expenses	823	554
Inventories	22,654	24,944
Short Term Deferred Tax Assets	5,516	4,191

Total Current Assets	89,700	86,264

Property, Plant and Equipment	124,508	120,586
Accumulated Depreciation	(94,415)	(91,426)

Net Property, Plant and Equipment	30,093	29,160

Other Assets:
Investment in Joint Venture	2,328	2,394
Long Term Deferred Tax Assets	5,984	9,147
Other	320	141

Total Other Assets	8,632	11,682

Total Assets	$128,425	$127,106

Liabilities:
Current Liabilities:
Accounts Payable	$12,660	$11,061
Accrued Payroll Related Expenses	2,561	2,594
Accrued Expenses	4,836	5,799

Total Current Liabilities	20,057	19,454

Long-Term Liabilities:
Pension and Postretirement Liabilities	4,716	7,344
Long-Term Incentives	1,333	2,652
Other	2,588	2,720

Total Long-Term Liabilities	8,637	12,716

Commitments and Contingencies	—	—
Shareowners’ Equity:
Preferred Stock	—	—
Common Stock	383	381
Additional Paid-In Capital	82,171	81,089
Treasury Stock at Cost	(76,756)	(76,756)
Retained Earnings	96,499	93,046
Accumulated Other Comprehensive Income (Loss)	(2,566)	(2,824)

Total Shareowners’ Equity	99,731	94,936

Total Liabilities and Equity	$128,425	$127,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Material Sciences Corporation and Subsidiaries

	Nine Months Ended November 30,
(In thousands)	2013	2012
Cash Flows From:
Operating Activities:
Net Income	$3,452	$7,642
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Amortization and Accretion	2,924	3,546
Equity in Results of Joint Venture	(114)	(204)
Deferred Income Taxes	1,680	3,462
Gain on Sales of Assets	—	(3,216)
Compensatory Effect of Stock Plans	628	460
Changes in Assets and Liabilities:
Receivables	(3,115)	(391)
Income Taxes Receivable	1,091	(1,341)
Prepaid Expenses	(266)	(112)
Inventories	2,364	(3,254)
Accounts Payable	2,448	(273)
Accrued Expenses	(1,085)	(90)
Pension and Postretirement Liabilities	(2,628)	(1,299)
Other, Net	(920)	(406)

Net Cash Provided by Operating Activities	6,459	4,524

Investing Activities:
Capital Expenditures	(4,615)	(3,465)
Investment in Research Entity	(210)	—
Proceeds from Sale of Assets	—	9,180

Net Cash Provided by (Used In) Investing Activities	(4,825)	5,715

Financing Activities:
Purchases of Treasury Stock	—	(2,333)
Restricted Cash	(1,123)	—
Issuance of Common Stock	455	4

Net Cash Used in Financing Activities	(668)	(2,329)

Effect of Exchange Rate Changes on Cash	(138)	(17)
Net Increase (Decrease) in Cash and Cash Equivalents	828	7,893
Cash and Cash Equivalents at Beginning of Period	37,508	28,201

Cash and Cash Equivalents at End of Period	$38,336	$36,094

Non-Cash Transactions:
Capital Expenditures in Accounts Payable at End of Period	$303	$797
Supplemental Cash Flow Disclosures:
Interest Paid	$12	$24
Income Taxes Paid (Refunded), Net	$(1,413)	$1,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MATERIAL SCIENCES CORPORATION and SUBSIDIARIES

The financial information as of November 30, 2013, and for the three and nine months ended November 30, 2013 and 2012, has not been audited by our independent registered public accounting firm. In the opinion of Material Sciences Corporation and Subsidiaries (the “Company,” “we,” “our,” “us” or “MSC”), the information reflects all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of the information at that date and for those periods. The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission on May 6, 2013, for the fiscal year ended February 28, 2013. A reclassification has been made to the prior years’ consolidated financial statements to conform to the 2014 presentation—“Pension and Postretirement Liabilities” was reclassified from “Other, Net” on the Condensed Consolidated Statements of Cash Flows. A reclassification has been made to the current years’ consolidated financial statements—“Restricted Cash” was reclassified from “Investing Activities” to “Financing Activities” on the Condensed Consolidated Statements of Cash Flows. This reclassification did not affect the prior years’ consolidated financial statements.

On January 8, 2014, the Company entered into an Agreement and Plan of Merger with Zink Acquisition Holdings Inc. (“Parent”) and Zink Acquisition Merger Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of Parent (the “Merger Agreement”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Upon the Merger becoming effective, the Company will become a wholly-owned subsidiary of Parent and each share of our common stock issued and outstanding immediately prior to the effective time of the Merger, other than shares held by the Company, Parent or Merger Sub or by stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be converted, on the terms and subject to the conditions set forth in the Merger Agreement, into the right to receive $12.75 in cash without interest and less applicable withholding taxes. See Note 17 for a further discussion regarding the terms of the Merger Agreement.

(1)	Joint Venture. In November 2000, a subsidiary of MSC formed a joint venture with Tekno S.A. (“Tekno”) for the manufacture and sale of Quiet Steel® and disc brake noise damping material for the South American market. The Company includes its portion of the joint venture’s results in the Condensed Consolidated Statements of Operations under Equity in Results of Joint Venture. The Equity in Results of Joint Venture was a loss of $2,000 and income of $114,000 for the three and nine months ended November 30, 2013, respectively, compared with income of $89,000 and $204,000 for the three and nine months ended November 30, 2012, respectively.

(2)	Preferred Stock. Preferred Stock, $1.00 Par Value; 10,000,000 Shares Authorized; 1,000,000 Designated Series B Junior Participating Preferred; None Issued.

(3)	Common Stock. Common Stock, $0.02 Par Value; 40,000,000 Shares Authorized; 19,146,227 Shares Issued and 10,322,055 Shares Outstanding as of November 30, 2013, and 19,058,923 Shares Issued and 10,198,121 Shares Outstanding as of February 28, 2013.

(4)	Treasury Stock. The Company’s Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011, and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company did not repurchase any shares under the September 2011 or September 2012 authorizations during the nine months ended November 30, 2013. At November 30, 2013, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 shares available for purchase under the September 2012 authorization.

	Shares	Cost of Shares Purchased (in thousands)	Average Price per Share
Treasury Stock as of February 28, 2013	8,824,172	$76,756	$8.70
Repurchases During the Nine Months Ended November 30, 2013	—	—

Treasury Stock as of November 30, 2013	8,824,172	$76,756	$8.70

On February 15, 2013, the Company entered into a written trading plan to purchase up to 364,476 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan will expire on February 15, 2014, or when all the shares have been repurchased, whichever occurs first.

(5)	Commodity Contracts. MSC is exposed to certain risks related to ongoing business operations. We use derivative instruments with the objective of managing our financial and operational exposure arising from these risks: primarily commodity price risk. From time-to-time in the ordinary course of business, the Company enters into purchase contracts for procuring nickel carbonate, zinc shot and natural gas, which are commodities used in our manufacturing processes. MSC maintains a commodity forward purchase policy. This seeks to ensure that, at any time, the majority of the expected consumption over the next 12 months is secured under a purchase contract at a pre-determined price. When MSC enters into these contracts, it applies the Normal Purchase/Normal Sale election, which excludes the contracts from being accounted for as derivative instruments at fair value for as long as they qualify for the election.

At November 30, 2013, the Company did not have any commodity contracts that we accounted for at fair value.

(6)	Cash, Cash Equivalents and Restricted Cash. The Company maintains its cash balances in interest-bearing bank accounts and highly liquid investments with maturities of three months or less. At November 30, 2013, MSC had $30.0 million of U.S. Treasury bills and $8.3 million of cash.

We have issued two letters of credit in connection with our Midco environmental liability and a workers’ compensation insurance obligation. The Midco letter of credit is $1.0 million and the insurance letter of credit is $0.1 million. The letters of credit are secured by restricted cash deposited with JPMorgan Chase Bank. At November 30, 2013, we had restricted cash of $1.1 million.

(7)	Inventory. Inventories consist of the following:

(in thousands)

	November 30, 2013	February 28, 2013
Raw Materials	$9,039	$8,802
Finished Goods	13,615	16,142

Total Inventories	$22,654	$24,944

(8)	Long-Term Incentives. The Long-Term Incentives balances of $1.3 million and $2.7 million at November 30, 2013, and February 28, 2013, respectively, consisted entirely of Phantom Stock Liability. Phantom Stock Liability represents the value of long-term phantom stock units held by members of the Board of Directors. The units were awarded each quarter from June 2004 through June 2012 and are redeemed in cash after five years at the average of the closing prices for the preceding 30 trading days. The liability is adjusted to the current market value each quarter.

We also carry a current liability of $1.6 million (at the November 30, 2013, market value) for phantom stock units which will be redeemed within one year. This liability is included in Accrued Expenses within Current Liabilities.

(9)	Significant Customers. Due to the concentration in the automotive industry, management believes that sales to individual automotive customers—both Tier 1 and Tier 2 (including US Steel)—are significant. The following table shows sales to the Company’s major customers as a percentage of consolidated net sales for the three and nine months ended November 30, 2013 and 2012.

	% of Consolidated Net Sales for the Three Months Ended November 30,		% of Consolidated Net Sales for the Nine Months Ended November 30,
Customer	2013	2012	2013	2012
Chrysler	21%	21%	20%	21%
US Steel	12%	17%	13%	16%

The following table shows gross accounts receivable from these significant customers as a percentage of total consolidated gross accounts receivable as of November 30, 2013, and February 28, 2013.

	% of Consolidated Gross Accounts Receivable
Customer	November 30, 2013	February 28, 2013
Chrysler	29%	18%
US Steel	6%	5%

The increase in Chrysler accounts receivable is due to the timing of payments from, and to, Chrysler of approximately $2.0 million. Chrysler sells raw metal to MSC, which we then coat and re-sell back to Chrysler. Chrysler manages the net payable or receivable payment process in their systems. During the three months ended November 30, 2013, the netting process did not offset at the end of the quarter and both the accounts receivable and accounts payable balances grew beyond normal levels. In December 2013, Chrysler net-settled the accounts receivable and accounts payable, and Chrysler’s percent of Consolidated Gross Accounts Receivable returned to normal levels.

(10)	Income Taxes. The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. At November 30, 2013, MSC had valuation allowances relating to certain state net operating losses.

The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $0.5 million at November 30, 2013, will significantly change during the next 12 months. The estimated range is a decrease of zero to $0.3 million.

For the three and nine months ended November 30, 2013, MSC’s effective income tax rate for continuing operations was an expense of 36.7% and 24.6%, respectively, compared with an expense of 9.4% and 30.5%, respectively for the same periods last year. The lower rate for the three month period ending November 30, 2012 is primarily due to recognition of previously unrecognized tax benefits for tax years which were no longer subject to audit. The lower rate for the nine month period ended November 30, 2013, is primarily due to filing amended returns to claim foreign tax credits.

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

	Pension Benefits		Other Benefits
	Three Months Ended November 30,
(in thousands)	2013	2012	2013	2012
Service Cost	$—	$—	$6	$6
Interest Cost	137	146	19	19
Amortization of Unrecognized Prior Service Cost	—	—	(69)	(69)
Expected Return on Plan Assets	(163)	(143)	—	—
Amortization of Net Loss	150	164	50	49
Total Net Periodic Benefit Cost	$124	$167	$6	$5

	Pension Benefits		Other Benefits
	Nine Months Ended November 30,
(in thousands)	2013	2012	2013	2012
Service Cost	$—	$—	$17	$17
Interest Cost	410	437	56	58
Amortization of Unrecognized Prior Service Cost	—	—	(207)	(207)
Expected Return on Plan Assets	(490)	(428)	—	—
Amortization of Net Loss	449	491	152	147
Total Net Periodic Benefit Cost	369	500	$18	$15

MSC previously disclosed in the notes to its financial statements for the year ended February 28, 2013, that it expected to contribute $3.1 million—including $1.1 million of required minimum contributions and $2.0 million of additional contributions—toward its qualified and nonqualified defined benefit pension plans and $0.1 million toward its other post-retirement benefit plans other than pension plans in fiscal 2014. As of November

30, 2013, $2.3 million of contributions/payments have been made toward the pension plans and less than $0.2 million of net contributions/payments have been made to the other post-retirement plans, which is higher than expected due to higher than normal health care claims for certain retirees.

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

The Company also has one inactive equity award plan, the Material Sciences Corporation 2001 Compensation Plan for Non-Employee Directors (“2001 Directors Plan”). The 2001 Directors Plan expired on February 29, 2004, and no additional grants will be made under the plan. There were 3,537 stock options outstanding and exercisable under this plan at November 30, 2013.

Stock option activity during fiscal years 2012 and 2013 is listed below.

•	In March 2012, 200,000 options with a Black-Scholes value of $4.24 were granted.

•	In March 2013, 100,000 options with a Black-Scholes value of $4.70 were granted.

•	In May 2013, 67,680 options were exercised.

There were 720,458 stock options outstanding, of which 220,458 were exercisable, at November 30, 2013.

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

Grant Date	Fiscal 2014	Fiscal 2013
March 1	5,028	—
June 1	6,069	—
September 1	6,041	5,754
December 1	—	5,676

(13)	Segments. MSC operates in one segment based on how the Chief Operating Decision Maker views its business for evaluating performance and making operating decisions. The Company provides material-based solutions for acoustical and coated applications. The acoustical material-based solutions include multilayer composites consisting of metals, polymers, rubber and other coated materials used to manage noise and vibration. The coated metal material-based solutions include painted, electrogalvanized (“EG”), rubber and film coatings that provide protective, decorative and functional performance. The coatings are applied to coiled metal of various widths and thicknesses. MSC’s material-based solutions are designed to meet specific customer requirements for the transportation, appliance, building products, lighting and electronics markets. Some customers purchase products from several different product categories.

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

	Three Months Ended November 30,				Nine Months Ended November 30,
	2013		2012		2013		2012
($ in thousands)	$	%	$	%	$	%	$	%
Acoustical	19,717	65	18,909	62	56,080	65	58,192	61
Coated	10,792	35	11,478	38	30,702	35	36,956	39

Total Net Sales	$30,509	100%	$30,387	100%	$86,782	100%	$95,148	100%

Net sales of our domestic and foreign units are presented in the table below. Sales in no one foreign country comprised greater than 10% of consolidated net sales for any period presented.

	Three Months Ended November 30,		Nine Months Ended November 30,
($ in thousands)	2013	2012	2013	2012
Domestic Net Sales	$25,897	$26,504	$73,005	$83,256
Foreign Net Sales	4,612	3,883	13,777	11,892

Total Net Sales	$30,509	$30,387	$86,782	$95,148

(14)	Commitments and Contingencies. MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental accruals were approximately $1.1 million as of November 30, 2013, and $1.2 million as of February 28, 2013. Management does not believe that the outcome of its environmental legal proceedings will have a material adverse effect on its financial statements, given the accruals recorded as of November 30, 2013, and, where applicable, taking into account contributions from other potentially responsible parties. There are, however, a number of uncertainties. These include, without limitation, the eventual final cost of site cleanup, the discretionary authority of federal and state regulatory authorities in bringing enforcement actions and other factors that could affect the Company’s exposure.

As previously disclosed, on October 4, 2013, the Company received a notice from the electric utility serving its Walbridge, Ohio facility alleging that the facility had exceeded power consumption limits during a declared Emergency Curtailment Event (i.e., a period of time in which the utility can require that certain customers reduce electricity demand to avoid over-stressing the utility’s infrastructure) in September 2013 (the “Emergency Curtailment Event”). In connection with the alleged failure by the Company to meet its obligations regarding the Emergency Curtailment Event, in October 2013 the utility assessed a penalty to the Company of approximately $2.4 million. The Company is appealing the penalty to the Public Utilities Commission of Ohio and is seeking the elimination or reduction of the amount of such penalty. While the Company believes it has reasonable grounds to challenge the penalty assessed by the utility, there can be no assurance that the penalty will be eliminated, or reduced in any material respect. If the Company does not prevail in having the payment of the penalty withdrawn or significantly reduced, this would have a material adverse effect on the Company’s results of operations, financial position and cash flows. As of the date of this report, the appeal process was in the early stages and MSC cannot determine the likelihood of the elimination or reduction of the amount of such penalty. As of November 30, 2013, we did not have an accrual recorded for this matter.

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

(15)	Restructuring. No restructuring activities occurred during the first three quarters of fiscal 2014. During fiscal 2012, MSC recognized approximately $0.6 million in employee termination benefit and related expenses. All of the benefits were fully paid as of the end of the second quarter of fiscal 2013. There was no restructuring accrual as of November 30, 2013.

(16)	Sale of Elk Grove Village Building. In April 2011, after receiving authorization from the Board of Directors, management committed to a plan to sell the building located at 2200 East Pratt Boulevard in Elk Grove Village, Illinois (the “Facility”). This building houses our corporate offices and housed our coil coating assets before they were sold in April 2010.

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

(17)	Subsequent Event – Merger Agreement with Zink Acquisition Holdings Inc. and Zink Acquisition Merger Sub Inc.

On January 8, 2014, the Company entered into an Agreement and Plan of Merger with Zink Acquisition Holdings Inc. (“Parent”) and Zink Acquisition Merger Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of Parent (the “Merger Agreement”). Parent and Merger Sub are affiliates of New Star Metals Inc. and Insight Equity Holdings LLC. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Upon the Merger becoming effective, the Company will become a wholly-owned subsidiary of Parent and each share of our common stock issued and outstanding immediately prior to the effective time of the Merger, other than shares held by the Company, Parent or Merger Sub or by stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be converted, on the terms and subject to the conditions set forth in the Merger Agreement, into the right to receive $12.75 in cash without interest and less applicable withholding taxes (the “Per Share Merger Consideration”).

The Merger Agreement also provides that, immediately prior to the effective time of the Merger, each outstanding stock option to purchase shares of our common stock, whether or not vested, will become fully vested and exercisable and, at the effective time of the Merger, will be cancelled and converted into the right to receive a cash payment equal to the excess, if any, of $12.75 over such option’s exercise price. Each outstanding stock option that has an exercise price equal to or greater than $12.75 will be cancelled without the right to receive any consideration. Furthermore, immediately prior to the effective time of the Merger, each outstanding share of restricted stock, whether or not vested, will become free of all restrictions, fully vested and transferable and, at the effective time of the Merger, other than shares held by stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be cancelled and converted into the right to receive $12.75 in cash, without interest and less applicable withholding taxes under the same terms and conditions as apply to the receipt of the Per Share Merger Consideration by holders of shares of our common stock generally. In addition, in connection with the consummation of the Merger, the Company is obligated to redeem each outstanding phantom stock unit held by members of the Board of Directors, in accordance with the terms of the grant agreements therefor, at the same $12.75 Per Share Merger Consideration payable to stockholders of MSC in the Merger.

Consummation of the Merger is subject to customary conditions, including (1) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of the Company entitled to vote on the Merger, (2) the expiration or termination of the waiting period applicable to consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (3) the absence of any law, injunction, judgment or order prohibiting or rendering illegal the closing of the Merger. Moreover, the obligations of Parent and Merger Sub, on the one hand, and the Company, on the other hand, to consummate the Merger are subject to certain other conditions, including without limitation (a) the accuracy of the other party’s representations and warranties (subject to customary qualifications) and (b) the other party’s performance in all material respects of its obligations contained in the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, including with respect to the Company’s entry into an agreement with respect to a “superior proposal,” the Company will be required to pay Parent a termination fee of $4.0 million or reimburse certain expenses of Parent up to $1.25 million. The Merger Agreement also provides that Parent will be required to pay the Company a reverse termination fee of $8.5 million under certain specified circumstances set forth in the Merger Agreement.

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

Merger Agreement with Zink Acquisition Holdings Inc. and Zink Acquisition Merger Sub Inc.

On January 8, 2014, we entered into an Agreement and Plan of Merger with Zink Acquisition Holdings Inc. (“Parent”) and Zink Acquisition Merger Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of Parent (the “Merger Agreement”). Parent and Merger Sub are affiliates of New Star Metals Inc. and Insight Equity Holdings LLC. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Upon the Merger becoming effective, we will become a wholly-owned subsidiary of Parent and each share of our common stock issued and outstanding immediately prior to the effective time of the Merger, other than shares held by the Company, Parent or Merger Sub or by stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be converted, on the terms and subject to the conditions set forth in the Merger Agreement, into the right to receive $12.75 in cash without interest and less applicable withholding taxes (the “Per Share Merger Consideration”).

The Merger Agreement also provides that, immediately prior to the effective time of the Merger, each outstanding stock option to purchase shares of our common stock, whether or not vested, will become fully vested and exercisable and, at the effective time of the Merger, will be cancelled and converted into the right to receive a cash payment equal to the excess, if any, of $12.75 over such option’s exercise price. Each outstanding stock option that has an exercise price equal to or greater than $12.75 will be cancelled without the right to receive any consideration. Furthermore, immediately prior to the effective time of the Merger, each outstanding share of restricted stock, whether or not vested, will become free of all restrictions, fully vested and transferable and, at the effective time of the Merger, other than shares held by stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be cancelled and converted into the right to receive $12.75 in cash, without interest and less applicable withholding taxes under the same terms and conditions as apply to the receipt of the Per Share Merger Consideration by holders of shares of our common stock generally. In addition, in connection with the consummation of the Merger, the Company is obligated to redeem each outstanding phantom stock unit held by members of the Board of Directors, in accordance with the terms of the grant agreements therefor, at the same $12.75 Per Share Merger Consideration payable to stockholders of MSC in the Merger.

Consummation of the Merger is subject to customary conditions, including (1) the approval of the Merger by the holders of a majority of the outstanding shares of common stock of the Company entitled to vote on the Merger, (2) the expiration or termination of the waiting period applicable to consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (3) the absence of any law, injunction, judgment or order prohibiting or rendering illegal the closing of the Merger. Moreover, the obligations of Parent and Merger Sub, on the one hand, and the Company, on the other hand, to consummate the Merger are subject to certain other conditions, including without limitation (a) the accuracy of the other party’s representations and warranties (subject to customary qualifications) and (b) the other party’s performance in all material respects of its obligations contained in the Merger Agreement.

If we consummate the Merger, we will become a wholly-owned subsidiary of Parent. Accordingly, the discussion in the “Executive Summary” section —which assumes we remain a stand-alone business —should be read with the understanding that, should the Merger be completed, Parent will have the power to control the conduct of our business.

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

We continue our efforts to expand existing relationships in Asia through our sales offices in Korea, Malaysia and China, and have an ongoing relationship with Hae Won Steel in Korea for the production of our products.

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

Results of Operations

Here is a summary of our consolidated financial performance:

	Three Months Ended November 30,			Nine Months Ended November 30,
($ in thousands)	2013	2012	% Variance	2013	2012	% Variance
Net Sales	$30,509	$30,387	0.4%	$86,782	$95,148	(8.8)%
Gross Profit	$6,077	$7,238	(16.0)%	$18,165	$22,346	(18.7)%
% of Net Sales	19.9%	23.8%		20.9%	23.5%
Selling, General and Administrative	$4,460	$4,949	(9.9)%	$13,937	$15,392	(9.5)%
% of Net Sales	14.6%	16.3%		16.1%	16.2%

Sales

($ in thousands)	Net Sales for the Three Months Ended November 30,
Application	2013	2012	$ Variance	% Variance
Acoustical	$19,717	$18,909	$808	4.3%
Coated	10,792	11,478	(686)	(6.0)%

Total	$30,509	$30,387	$122	0.4%

($ in thousands)	Net Sales for the Nine Months Ended November 30,
Application	2013	2012	$ Variance	% Variance
Acoustical	$56,080	$58,192	($2,112)	(3.6)%
Coated	30,702	36,956	(6,254)	(16.9)%

Total	$86,782	$95,148	($8,366)	(8.8)%

Comparison of Results of Operations for the Three Months Ended November 30, 2013 and 2012

Sales in the quarter ended November 30, 2013, increased $0.1 million from the prior fiscal year quarter.

Acoustical sales increased $0.8 million versus the prior year quarter. Brake sales were up $1.1 million, driven by higher sales of original equipment (“OE”) brake products in North America and Europe—and higher total brake sales in Asia—partially offset by lower aftermarket brakes sales in North America. Sales of Quiet Steel® body panel and disk drive products for the third quarter of fiscal year 2014 were each up a modest $0.2 million. These increases were partially offset by a decrease of $0.6 million in sales of engine-related products, mainly due to lower shipments of OE automotive products resulting from end-of-life programs and lower heavy-duty truck demand compared to the prior year quarter. Other acoustical sales, net of returns and allowances (which includes scrap sales), declined $0.1 million.

Sales of coated metal products decreased $0.7 million compared with the prior year quarter. Fuel tank sales declined $0.6 million from the prior year; $0.3 million due to the continued conversion to plastic fuel tanks at Ford, and the remaining decline due to lower shipments of other fuel tank applications. Sales of EG material also decreased $0.6 million, due to lower demand from our steel mill customers. ElectroBrite® sales declined by $0.5 million, due to lower demand for this stainless steel alternative product from our main appliance customer. These lower sales were partially offset by a $0.5 million increase in sales of building products driven by new customers and an increase of $0.5 million in sales of Bakeware products due to higher demand from our existing customer base.

Gross Profit

Gross profit was $6.1 million, or 19.9% of net sales, for the three months ended November 30, 2013, compared with $7.2 million or 23.8% of net sales for prior year quarter. The lower gross margins are partially the result of an unfavorable sales mix due to a reduction in EG, Fuel Tank and Engine sales. We also incurred higher operating costs due to lower utilization at our Walbridge facility, higher unscheduled down-time and continued inefficiencies due to new product launches and development efforts on our production lines.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three months ended November 30, 2013, were $4.5 million, or 14.6% of net sales, compared with $4.9 million, or 16.3% of net sales, in the same quarter last year. SG&A expenses in the third quarter of fiscal 2014 were lower by $0.5 million due to lower management incentive expenses and lower workers compensation expenses because legacy claims from a former subsidiary in California—which drove up expenses in the prior year quarter—did not repeat this year. These declines were partially offset by higher healthcare costs and professional service expenses.

Total Other Income, Net

Total other income, net was $0.1 million for the three months ended November 30, 2013, and $0.1 million for the three months ended November 30, 2012. Lower joint venture income due to lower sales in Brazil, was partially offset by higher rental income from the rental of some office space in our Elk Grove Village Plant #2 facility.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. At November 30, 2013, MSC had valuation allowances relating to certain state net operating losses. The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $0.5 million at November 30, 2013, will significantly change during the next 12 months. The estimated range is a decrease of zero to $0.3 million.

For the three months ended November 30, 2013, MSC’s effective income tax rate for continuing operations was an expense of 36.7% compared with an expense of 9.4% in the same quarter last year. The lower rate for the three month period ending November 30, 2012 is primarily due to recognition of previously unrecognized tax benefits for tax years which were no longer subject to audit.

Comparison of Results of Operations for the Nine Months Ended November 30, 2013 and 2012

Sales in the nine months ended November 30, 2013, decreased $8.4 million from the prior fiscal year period.

Acoustical sales decreased $2.1 million versus the prior year period. Sales of engine-related products decreased $1.8 million due to lower OE automotive shipments, mainly the result of end-of-life programs and lower heavy-duty truck demand versus fiscal 2013. Body panel Quiet Steel sales for the first nine months of fiscal year 2014 decreased $0.9 million due to decreased vehicle builds at Chrysler, Nissan and General Motors. Sales to the appliance industry declined $0.4 million because of lower demand for appliances using our acoustical products. These declines were partially offset by an increase in brake sales of $0.6 million—driven by higher OE sales in Europe and total brake sales in Asia, partially offset by lower aftermarket sales in North America —and an increase in Quiet Steel disk drive sales of $0.6 million due to increased shipments to our Asian customers. Other acoustical sales, net of returns and allowances (which includes scrap sales), decreased $0.2 million.

Sales of coated metal products declined $6.3 million. Sales of EG material declined $3.4 million, principally due to lower sales to one of our steel mill customers, which lost sales to a competitor. Fuel tank sales declined $3.2 million primarily due to the continued conversion to plastic fuel tanks at Ford. ElectroBrite sales declined $0.8 million on lower demand for this stainless steel alternative. These declines were partially offset by an increase of $1.0 million in Aluminum pretreatment sales used in automotive applications. Bakeware sales increased $0.4 million because of higher demand from our existing customers, and Building Product sales increased $0.4 million on new customer demand. Other coated sales, net of returns and allowances (which includes scrap sales), declined $0.7 million, mainly due to lower scrap sales as a result of lower production volume.

Gross Profit

Gross profit for the nine months ended November 30, 2013, was $18.2 million, or 20.9% of net sales, compared to $22.3 million, or 23.5% of net sales, for the same period in fiscal year 2013. The decline of $4.1 million was partially the result of lower sales and an unfavorable sales mix, with lower sales in EG, Fuel Tank and Quiet Steel engine and body panel applications. We also incurred higher operating costs due to lower utilization at our Walbridge facility, higher unscheduled down-time and continued inefficiencies due to new product launches and development efforts on our production lines.

Selling, General and Administrative Expenses

SG&A expenses were $13.9 million, or 16.1% of net sales, for the nine months ended November 30, 2013, compared to $15.4 million, or 16.2% of net sales, in the same period last year. The decreased expense was principally due to lower management incentive expenses, workers compensation expenses, facility costs related to the sale of our Elk Grove Village Plant #7, and director phantom stock incentive expenses.

Gain on Sale of Assets

On August 31, 2012, MSC sold the Elk Grove Village Plant #7 to Torburn Partners, Inc. for cash. The net proceeds from the sale were approximately $9.2 million. The Company recognized a gain of approximately $3.2 million on the sale.

Total Other Income, Net

Total other income, net for the nine months ended November 30, 2013, was $0.4 million compared with $0.8 million in the same period of fiscal 2013. The decrease was primarily the result of lower rental revenue due to the sale of our Elk Grove Village Plant #7. Income from our joint venture investment in Tekno also decreased because of lower sales in Brazil.

Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required, in full or in part. This includes considering available positive and negative evidence, such as past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, we review the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. At November 30, 2013, MSC had valuation allowances relating to certain state net operating losses. The Company estimates that it is reasonably possible that the total amount of unrecognized tax benefits of $0.5 million at November 30, 2013, will significantly change during the next 12 months. The estimated range is a decrease of zero to $0.3 million.

For the nine months ended November 30, 2013, MSC’s effective income tax rate for continuing operations was an expense of 24.6%, compared with an expense of 30.5% in the same period last year. The lower rate in the period ended November 30, 2013, is primarily due to filing amended returns to claim foreign tax credits.

Liquidity and Capital Resources

We have historically financed our operations with funds generated from operating activities, borrowings under credit facilities and sales of various assets. We believe that our cash on hand and cash generated from operations will be sufficient to fund our operations and meet our working capital needs for the foreseeable future.

During the first nine months of fiscal 2014, we generated $6.5 million of cash from operating activities compared with $4.5 million during the first nine months of last fiscal year. The increase was primarily because:

•	We generated $2.4 million in cash by reducing inventories, compared with using $3.3 million to build inventories last fiscal year, for an increase of $5.6 million.

•	We collected an income tax refund, generating $1.1 million, compared with a use of cash in the prior year of $1.3 million when we increased the income tax receivable, for a change of $2.4 million.

These increases were partially offset by:

•	Net income, after adjustment for non-cash items, decreased $3.1 million from the prior year period.

•	Accrued expenses and other, net caused a $1.5 million decrease in cash mainly due to the reduction of incentive accruals, and a reduction in phantom stock liability due to ongoing redemptions.

•	Contributions to our defined benefit pension plans in fiscal 2014 are $1.3 million higher than in the prior year, as part of our announced strategy of making additional contributions during fiscal 2014.

•	Cash generated from accounts receivable (“AR”) activities in the current year period is $2.7 million less than in the same prior year period, offset by an increase in cash generated from accounts payable (“AP”) of $2.7 million. The increases are due to timing of payments from (AR), and to (AP), Chrysler of approximately $2.0 million each. Chrysler sells raw metal to MSC, which we then coat and re-sell back to them. Chrysler manages the net payable or receivable payment process in their systems. During the three months ended November 30, 2013, the netting process did not occur at the end of the quarter and both the AR and AP balances grew beyond normal levels. In December 2013, Chrysler net-settled the AR and AP and both balances returned to normal levels.

In the first nine months of fiscal 2014, we invested $4.6 million in capital improvement projects, compared with $3.5 million in the same period last year. The increase was primarily attributable to additional investments for production equipment at our Walbridge, Ohio facility to broaden our production capabilities and improve efficiency. We also made two quarterly equity investments of $0.1 million in Productive Research LLC that owns proprietary technology surrounding lightweight metal composites for use in the transportation industry. This investment is included in Other under Other Assets in the Condensed Consolidated Balance Sheets. In fiscal 2013, we generated $9.2 million from the sale of our Elk Grove Village building.

In the first nine months of fiscal 2014, we did not repurchase any of our common stock compared with $2.3 million of repurchases in the prior year period. We restricted $1.1 million in cash to support two letters of credit. In May 2013, key employees exercised approximately 68,000 stock options, generating approximately $0.5 million.

Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011, and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company repurchased 283,388 shares under the September 2011 authorization during the nine months ended November 30, 2012. At November 30, 2013, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 shares available for purchase under the September 2012 authorization.

MSC is a party to various legal proceedings in connection with the remediation of certain environmental matters. The Company’s environmental reserves were approximately $1.1 million at November 30, 2013, and $1.2 million at February 28, 2013. Refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements entitled “Commitments and Contingencies” for additional information.

On October 4, 2013, the Company received a notice from the electric utility serving its Walbridge, Ohio facility alleging that the facility had exceeded power consumption limits during a declared Emergency Curtailment Event (i.e., a period of time in which the utility can require that certain customers reduce electricity demand to avoid over-stressing the utility’s infrastructure) in September 2013 (the “Emergency Curtailment Event”). In connection with the alleged failure by the Company to meet its obligations regarding the Emergency Curtailment Event, in October 2013 the utility assessed a penalty to the Company of approximately $2.4 million. The Company is appealing the penalty to the Public Utilities Commission of Ohio and is seeking the elimination or reduction of the amount of such penalty. While the Company believes it has reasonable grounds to challenge the penalty assessed by the utility, there can be no assurance that the penalty will be eliminated, or reduced in any material respect. If the Company does not prevail in having the payment of the penalty withdrawn or significantly reduced, this would have a material adverse effect on the Company’s results of operations, financial position and cash flows. As of the date of this report, the appeal process was in the early stages and MSC cannot determine the likelihood of the elimination or reduction of the amount of such penalty. As of November 30, 2013, we did not have an accrual recorded for this matter.

Contractual Obligations

As of November 30, 2013, there were no significant changes to the contractual obligations table presented in our Form 10-K.

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

Changes in internal control over financial reporting. During the quarter ended November 30, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the Quarter Ended November 30, 2013

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

There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2013, except that the following risk factor is hereby added:

The transactions contemplated by the Agreement and Plan of Merger entered into with Zink Acquisition Holdings Inc. (“Parent”) and Zink Acquisition Merger Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of Parent, may be delayed or may not be consummated.

On January 8, 2014, we entered into an Agreement and Plan of Merger with Parent and Merger Sub (the “Merger Agreement”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Upon the Merger becoming effective, we will become a wholly-owned subsidiary of Parent and each share of our common stock issued and outstanding immediately prior to the effective time of the Merger, other than shares held by the Company, Parent or Merger Sub or by stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be converted, on the terms and subject to the conditions set forth in the Merger Agreement, into the right to receive $12.75 in cash without interest and less applicable withholding taxes.

There are a number of risks and uncertainties relating to Parent’s proposed acquisition of us, including the following:

•	uncertainties as to the timing of the Merger;

•	completion of the Merger is subject to certain conditions, including, among other things, the adoption of the Merger Agreement by the stockholders of the Company holding a majority of the outstanding shares of common stock entitled to vote on such matter, and we cannot predict whether and when these conditions will be satisfied;

•	the risk that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction;

•	the risk that Parent will not perform its obligations under the Merger Agreement; and

•	the possibility that the transaction may otherwise be delayed or may not be completed at all.

Any delay in completing, or the failure to complete, the proposed transaction could have a negative impact on our business, the market price of our common stock, and our relationships with customers and employees. During the pendency of the transaction, we also run the risk of loss of key employees, disruption in normal business relationships, and substantial distraction of management attention. We also have incurred, and will incur, significant expenses associated with the transaction with Parent, including fees of professional advisors, and we could also be involved in litigation relating to the transaction, which could be costly and disruptive to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Our Board of Directors authorized the repurchase of 1,000,000 shares of the Company’s common stock on September 14, 2011 and again on September 27, 2012. The shares may be repurchased from time-to-time on the open market, subject to market conditions and other factors, and generally will be funded with internally generated cash. The Company did not repurchase any shares under the September 2011 or September 2012 authorizations during the nine months ended November 30, 2013. At November 30, 2013, there were 364,476 shares available for purchase under the September 2011 authorization and 1,000,000 shares available for purchase under the September 2012 authorization.

On February 15, 2013, the Company entered into a written trading plan to purchase up to 364,476 shares under Rule 10b5-1 of the Exchange Act as part of the existing share repurchase program. The plan will expire on February 15, 2014, or when all the shares have been repurchased, whichever occurs first.

Item 6. Exhibits

Reference is made to the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of January 2014.

MATERIAL SCIENCES CORPORATION

By:	/s/ Clifford D. Nastas
Clifford D. Nastas
Chief Executive Officer

By:	/s/ James D. Pawlak
James D. Pawlak
Vice President, Chief Financial
Officer, Corporate Controller and
Corporate Secretary

MATERIAL SCIENCES CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended November 30, 2013

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/ 15(d)-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	The following data from the Material Sciences Corporation Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in eXtensible Business Reporting Language (XBRL®): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the related notes.